Form 10-K405
period 1996-12-31
ADMINISTAFF INC \DE\
filed 1997-03-24
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

  (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1996.

                                      or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

            For the transition period from ________________ to__________________

                          Commission File No. 1-13998

                               ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                         76-0479645
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

      19001 Crescent Springs Drive
            Kingwood, Texas                                        77339
(Address of principal executive offices)                         (Zip Code)

(Registrant's Telephone Number, Including Area Code):  (281) 358-8986

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share          New York Stock Exchange
           (Title of class)               (Name of Exchange on Which Registered)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ----       ----
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                              -----
        The aggregate market value of the voting stock of Administaff, Inc. held by non-affiliates (based upon the March 14, 1997 average high and low trade prices of these shares as reported by the New York Stock Exchange was approximately $95 million.

        Number of shares outstanding of each of the issuer's classes of common stock, as of March 14, 1997: 13,797,443 shares.

        Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 28, 1997 which the registrant intends to file within 120 days of the end of the fiscal year.

================================================================================

                               TABLE OF CONTENTS


                                                          PART I

Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . .  20


                                                         PART II

Item 5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Item 6.   Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

Item 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Item 8.   Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42


                                                         PART III

Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . .  43

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

Item 12.  Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . .  43

Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . .  43


                                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . .  44

                                     PART I

       The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found in Item 1. "Business" and in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties.
In the normal course of business, Administaff, Inc. ("Administaff" or the "Company"), in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1.   BUSINESS.

GENERAL

       Administaff is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation programs, payroll tax filings, personnel records management, liability management, and related human resource services to small to medium sized businesses in several strategically selected markets. The Company was organized in Texas in 1986 and has been engaged in providing PEO services since inception. During 1995, the Company completed a reorganization into a Delaware holding company structure. In January 1997, the Company completed an initial public offering of 3,000,000 shares of its common stock.

       Administaff is a leading provider of PEO services, both in terms of number of worksite employees and in terms of revenues, with current operations in 10 markets, including Houston, San Antonio, Austin, Orlando, Dallas, Atlanta, Phoenix, Chicago, Baltimore/Washington, D.C. and Denver. The Company serves over 1,500 client companies with approximately 25,000 worksite employees and believes that it currently ranks, in terms of revenues and worksite employee base, as one of the three largest PEOs in the United States. Houston is the Company's original location and accounted for approximately 52% of the Company's revenues for the year ended December 31, 1996 with other Texas markets accounting for an additional 29%. In October 1993, the Company opened a sales office in Dallas as the first step in implementing a long-term internal growth and expansion strategy. Subsequent to obtaining expansion capital in May 1994, the Company opened sales offices in Atlanta, Phoenix, Chicago and Washington D.C. during a twelve month period beginning in October 1994. The Company opened a second office in Dallas in January 1996 and opened an office in Denver in September 1996. The Company opened a third office in Houston in January 1997 and plans to open an office in Los Angeles in April 1997. The Company plans to enter at least one new market or open at least one additional sales office in an existing market in each quarter of 1997 and 1998.

       Administaff's goal is to improve the productivity and profitability of small businesses (generally, businesses with 100 or fewer employees) by relieving business owners and key executives of administrative and regulatory burdens, enabling them to focus on the core competencies of their businesses, and by promoting employee satisfaction through human resource management techniques that improve employee performance. The Company provides a comprehensive personnel management system which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, payroll tax filings, personnel records management, liability management and other human resource services. The fees charged by the Company are invoiced along with each periodic payroll of the client and include the gross payroll of each client plus the Company's estimated costs of paying employment related taxes, providing human resource services, performing administrative functions, providing insurance coverages and benefit plans and performing other services offered by the Company. Administaff provides these services by entering into a Client Service Agreement which establishes a three party relationship whereby the Company and client act as co-employers of the worksite employees. Responsibilities are allocated between the co-employers pursuant to the Client Service Agreement, with Administaff assuming responsibility for personnel administration and compliance with most employment-related governmental regulations. The client company retains the employees' services in its business and remains the employer for various other purposes. Companies providing comprehensive services in this manner have come to be known as professional employer organizations, or PEOs, as distinguished from "fee for service" companies, such as payroll processing firms, human resource consultants and safety consulting firms, that provide a specific service to a client under a traditional two party contract.

PEO INDUSTRY

       The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small to medium sized employers by an increasingly complex legal and regulatory environment. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary services firms were available to assist these businesses with specific tasks, PEOs began to emerge as providers of a more comprehensive range of services relating to the employer/employee relationship. As the industry has evolved the term "professional employer organization" has come to describe an entity that enters into a three-party relationship among the PEO, the client business and the employee.

       Administaff establishes such three-party relationships through the Client Service Agreement entered between the Company and the client business. The standard Client Service Agreement provides for an initial one year term (subject to cancellation on 30 days notice), sets forth the service fee payable to the Company and establishes the division of responsibilities between Administaff and the client as co-employers. In consideration for payment of the service fee (which vary based upon relative employment tax rates, benefits participation, workers' compensation risk profile, and level of pay of worksite employees), the Company has the obligation to pay the direct costs associated with the agreement, which generally consist of (i) the salaries and wages of the worksite employees, (ii) employment related taxes, (iii) employee benefit plan premiums, and (iv) workers' compensation insurance premiums and (v) administrative costs and related expenses, in each case regardless of whether the client company pays Administaff the associated service fee.

       PEO arrangements (including the Client Service Agreement) generally transfer broad aspects of the employer/employee relationship to the PEO. Because the business of the PEO is to enter into these relationships and provide employee related services to a large number of employees, the PEO can achieve economies of scale as a professional employer and perform the employment related functions at a level typically available only to large corporations with substantial resources to devote to human resources management.

       Growth in the PEO industry has been significant. According to the National Association of Professional Employer Organizations ("NAPEO"), the number of employees under PEO arrangements in the United States has grown from approximately 10,000 in 1984 to approximately 2.0 million in 1995. Administaff believes that the key factors driving demand for PEO services include (i) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives, (ii) the need to provide competitive health care and related benefits to employees of small businesses, (iii) the increasing costs associated with workers' compensation and health insurance coverage, workplace safety programs, employee related complaints and litigation and (iv) trends relating to the growth and productivity of the small business community in the United States.

       A critical aspect of the growth of the PEO industry has been increasing recognition and acceptance by federal and state governmental authorities of PEOs and the employer/employee relationship created by PEOs. As the concept of PEO services became understood by regulatory authorities, the regulatory environment began to shift from one of hostility and skepticism to one of regulatory cooperation with the industry. During the mid to late 1980's, legitimate industry participants were challenged to overcome well publicized failures of financially unsound and in some cases unscrupulous operators. Given this environment, Administaff and other industry leaders, in concert with NAPEO, have worked with the relevant government entities for the establishment of a regulatory framework that would protect clients and employees and discourage unscrupulous and financially unsound operators, and thereby promote the legitimacy and further development of the industry.

       While many states do not explicitly regulate PEOs, 16 states (including Texas) have enacted legislation containing licensing or registration requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry generally by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts. The Company, which is currently licensed or certified in 12 states, does not view the burdens of compliance with these regulations as material to its business operations.

PRINCIPAL SERVICES

       Administaff provides a comprehensive Personnel Management System encompassing a broad range of services, including personnel management, benefits and payroll administration, medical and workers' compensation insurance programs, payroll tax filings, personnel records management, liability management and other human resource services. Among the laws and regulations that may affect a small business are the following:

       o   Internal Revenue Code (the "Code")                   o   Civil Rights Act of 1991
       o   Federal Income Contribution Act (FICA)               o   Americans with Disabilities Act (ADA)
       o   Employee Retirement Income Security Act              o   Tax Equalization and Fiscal
           (ERISA)                                                  Responsibility Act (TEFRA)
       o   Occupational Safety and Health Act                   o   Age Discrimination in Employment Act
           (OSHA)                                                   (ADEA)
       o   Federal Unemployment Tax Act (FUTA)                  o   Drug-Free Workplace Act
       o   Fair Labor Standards Act (FLSA)                      o   Consumer Credit Protection Act
       o   Consolidated Omnibus Budget Reconcilia-              o   The Family Medical Leave Act of 1993
           tion Act of 1987 (COBRA)                             o   State unemployment and employment
       o   Immigration Reform and Control Act                       securities laws
           (IRCA)                                               o   State workers' compensation laws
       o   Title VII (Civil Rights Act of 1964)

       While these regulations are complex, and in some instances overlapping, Administaff assists in achieving client companies' compliance by providing services in four primary categories: administrative functions, benefit plans and administration, personnel management and liability management.

       Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration, government compliance and employee benefit plan filing. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims, workers' compensation reporting, and monitoring and responding to changing regulatory requirements.

       Benefit Plans and Administration. The Company's benefit plan offerings include the following:

comprehensive health, dental, vision, prenatal care, prescription card, counseling, education assistance and adoption assistance. Insurance coverages also include group term life, accidental death and dismemberment and long-term disability. Each client company can select from among several different packages of these plans in accordance with its needs. Administaff also offers a retirement savings (401(k)) plan to its eligible employees. As part of its service package, the Company administers these benefit plans and is responsible for negotiating the benefits and costs of such plans and for maintaining the plans in accordance with applicable federal and state regulations. The Company serves as liaison for the delivery of such services to the worksite employee and monitors and reviews claims for loss control purposes. The Company believes that this type of intensive benefit management is usually found only in larger companies that can spread program costs across many employees. Moreover, the Company believes that the availability and administration of these benefits tends to mitigate the competitive disadvantage small businesses normally face in the areas of cost control and employee recruiting and retention.

       Personnel Management. The wide variety of personnel management services provided by Administaff allow its client companies access to resources normally found only in the human resources departments of large companies. On-site supervisors are provided with a detailed personnel guide, which sets forth a systematic approach to administering personnel policies and practices including recruiting, discipline and termination procedures. Personnel policies and employee handbooks are reviewed and revised, if necessary, or customized handbooks can be created. The Company assists clients with the development of refined job descriptions as well as a systematic performance appraisal process. A variety of human resource programs can be implemented where needed, including orientation, professional development and issues oriented training, counseling, substance abuse awareness and outplacement services. In addition, clients' management are provided with detailed information, compiled from the Company's experience, regarding competitive salaries for a wide range of positions across the country.

       Liability Management. Liability management services consist of several functions. First, pursuant to the Company's Client Service Agreement and basic to the Administaff client relationship, the Company assumes many of the liabilities associated with being an employer. These include liability for compliance with payroll tax reporting and payment obligations, workers' compensation regulations, the Consolidated Omnibus Budget Reconciliation Act of 1987 ("COBRA"), the Immigration Reform and Control Act and the Consumer Credit Protection Act. For those potential liabilities that Administaff does not assume, the Company assists its clients in managing and limiting exposure. This management for many clients includes first time and ongoing safety inspections as well as the implementation of safety programs designed to reduce workers' compensation claims. Administaff also provides guidance to clients on avoiding liability for discrimination, sexual harassment and civil rights violations and participates in termination decisions to attempt to secure protection from liability on those grounds. When a claim arises, the Company often assists in the client's defense regardless of whether the Company has been named directly. The Company employs attorneys specializing in several areas of employment law and has broad experience in disputes concerning the employer/employee relationship. This expertise allows Administaff's clients to contest many claims which they might otherwise have been inclined to settle. The Company also monitors changing government regulations and notifies clients of their effect on potential employer liability.

       Additional Services. All of Administaff's clients receive the foregoing services as part of the Company's basic package in consideration of a comprehensive service fee. Administaff also provides supplemental services to its clients for additional fees, with the actual fee determined on the basis of the particular supplemental service to be rendered. These services include prospective employee screening and background investigations, drug testing, incentive plans, personnel policy development, employee handbook development, and pre-employment testing, scoring and reporting. The Company also stages a wide variety of seminars for both employees and management, on subjects such as communication, leadership, motivation and time and stress management skills. While these services constitute an immaterial source of additional revenue to Administaff, they afford the Company an opportunity to solidify its relationships with existing clients. Moreover, to the extent these services tend to reduce liability, they serve as an additional element of the Company's liability and risk management process.

CLIENT SERVICE AGREEMENT

       All clients enter into Administaff's Client Service Agreement. The Client Service Agreement provides for an initial one year term, subject to termination by the Company or the client at any time upon 30 days' prior written notice. After the initial term the contract may be renewed, terminated or continued on a month-to-month basis, although the Company's standard practice is to attempt to renew its contracts with its clients prior to expiration of the initial term.

       The Company's service fee is set forth in the Client Service Agreement, and is based on a pricing model that takes into account the gross payroll of each employee plus the estimated costs of paying employment related taxes, providing human resource services, performing administrative functions, providing insurance coverages and benefit plans and other services offered by the Company. These items are combined to yield a service fee which is stated as a percentage of gross pay. Fees are invoiced along with each periodic payroll.

       The Client Service Agreement also establishes the division of responsibilities between Administaff and the client as co-employers. Pursuant to the Client Service Agreement, Administaff is solely responsible for all personnel administration and is liable for purposes of certain government regulation. In addition, Administaff assumes liability for payment of salaries and wages of its worksite employees and responsibility for providing employee benefits to such persons, regardless of whether the client company makes timely payment of the associated service fee. The client retains the employees' services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisorial responsibility or is otherwise beyond Administaff's ability to assume. A third group of responsibilities and liabilities are shared by Administaff and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the Client Service Agreement is as follows:

             Administaff                            Client                                Joint
             -----------                            ------                                -----

 Tax reporting and payment (state     Assignment to, and ownership of,     Implementation of policies and
 and federal withholding, FICA,       all intellectual property rights     practices relating to the
 FUTA, state unemployment)                                                 employer/employee relationship

 Workers' compensation compliance,    Section 414(o) of the Code           Selection of fringe benefits,
 procurement, management,             regarding benefit discrimination     including employee leave policies
 reporting

 Employee benefit procurement         Professional liability or            Employer liability under workers'
                                      malpractice                          compensation laws

 Compliance with COBRA,               Compliance with OSHA regulations,    Compliance with Title VII of the
 Immigration Reform and Control       EPA regulations and any state or     Civil Rights Act of 1964, the Age
 Act, and Consumer Credit             legal equivalent government          Discrimination in Employment Act,
 Protection Act, Title III, as        contracting provisions, the Fair     the Employment Retirement Income
 well as monitoring changes in        Labor Standards Act, the Worker      Security Act, the Polygraph
 other governmental regulations       Adjustment and Retaining             Protection Act, the Federal Drug
 governing the employer/employee      Notification Act, professional       Free Workplace Act (and any state
 relationship and updating the        licensing requirements, fidelity     or local equivalent), state
 client when necessary                bonding requirements                 employment discrimination laws

       Because Administaff is a co-employer with the client company, it is possible that Administaff could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The Client Service Agreement addresses this issue by providing that the Company or the client will indemnify the other party for liability incurred to the extent the liability is attributable to conduct by the indemnifying party. Notwithstanding this contractual right to indemnification, it is possible that Administaff could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company's total expense incurred with respect to such exposure was approximately $175,000, $154,000 and $73,000, for the years ended December 31, 1994, 1995 and 1996 respectively.

       Clients are required to pay Administaff no later than one day prior to the applicable payroll date by wire transfer or automatic clearinghouse transaction, and receipt of funds is verified prior to release of payroll. Although the Company is ultimately liable as employer to pay employees for work previously performed, it retains the ability to terminate the Client Service Agreement as well as the employees upon non-payment by a client. This right and the periodic nature of payroll, combined with the natural screening effect of the Company's client selection process, has resulted in an excellent overall collections history. Bad debt expense for the three years ended December 31, 1996 was approximately $236,000 on approximately $2.2 billion of total revenues.

CUSTOMERS

       Administaff's customer base consists of over 1,500 client companies, representing approximately 25,000 worksite employees as of December 31, 1996. The Company's client base is broadly distributed throughout a wide variety of industries including services, construction, manufacturing, wholesale trade, finance, insurance, real estate, medical, retail trade and others.

       The Company attempts to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cyclicality. As part of its client selection strategy, the Company offers its services to businesses falling within specified SIC codes, essentially eliminating certain industries that it believes present a higher risk of employee injury (such as roofing, logging and oil and gas exploration). All prospective customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability. On average, Administaff's clients have been in business approximately 14 years.

       The Company also attempts to retain a large percentage of its clients beyond the initial one-year term. Administaff's client retention record reflects that in excess of 80% of Administaff's clients remain for over one year and that the attrition rate declines for clients who remain with Administaff for longer periods. Client attrition experienced by Administaff is attributable to a variety of factors, including (i) termination by Administaff resulting from the client's inability to make timely payments, (ii) client's non-renewal due to price, (iii) client business failure or downsizing and (iv) sale or disposition of the client company. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with service or to retain the services of a competitor.

MARKETING AND SALES

       Administaff's marketing strategy is based on the application of techniques that have produced predictable results for the Company in the past. The Company develops a mix of advertising media and a placement strategy tailored to each individual market. After selecting a market and developing its marketing mix, but prior to entering the market, Administaff engages in an organized media and public relations campaign to prepare the market for the Company's entry, and to begin the process of generating sales leads. Administaff markets its services through a broad range of media outlets, including radio, newspapers, periodicals and direct mail. The Company employs a local public relations firm in each of its markets as well as an advertising firm to coordinate and implement its marketing campaigns, and has developed an inventory of proven, successful radio and newsprint advertisements which are utilized in this effort.

       In order to identify the most promising potential markets, the Company employs a systematic market evaluation and selection process. The Company evaluates a broad range of factors in the selection process, using a market selection model that weights various criteria that the Company believes are reliable predictors of successful penetration based on its experience. Among the factors considered are (i) market size, in terms of small businesses engaged in selected industries that meet the Company's risk profile,
(ii) market receptivity to PEO services, including considerations such as regulatory environment, and relevant history with other PEO providers, (iii) existing relationships within a given market, such as vendor or client relationships, (iv) expansion cost issues, such as advertising and overhead,
(v) potential direct cost issues that bear on the Company's effectiveness in controlling and managing the cost of its services, such as workers' compensation and health insurance costs, unemployment risks and various legal and other factors, (vi) a comparison of the services offered by Administaff to alternatives available to small businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs and (vii) long-term strategy issues, such as general perception of markets and long-term revenue growth potential. Each of the Company's expansion markets, beginning with Dallas in October 1993, was selected in this manner.

       Administaff generates sales leads from three primary sources: direct sales efforts, advertising and referrals. These leads result in initial presentations to prospective clients, and, ultimately, a predictable number of client census reports. The client's census report reflects information gathered by the sales associate about the prospect's employees, including job classification, state of employment, workers' compensation claims history, health insurance claims history, salary, and a desired level of benefits. This information is entered into the Company's customized bid system, which applies the prospect's employee characteristics to Administaff's pricing model, leading to the preparation of a bid. Concurrently with this process, the prospective client's workers' compensation and health insurance histories are evaluated from a risk management perspective. Unfavorable aspects of either of these histories could result in termination of the sales effort and rejection of the prospect. This prospective client screening process plays a vital role in controlling the Company's benefits costs and limiting its exposure to liability.

       Upon completion of a favorable risk evaluation, the sales associate then presents the prospective client with the Company's bid and attempts to enroll the prospect. If a prospect accepts Administaff's proposal, the new client is quickly integrated into the Company's system. The client executes the Client Service Agreement, and an orientation team initiates the process of transferring human resource functions to Administaff. The Company then assumes responsibility for administering the client's personnel and benefits.

VENDOR RELATIONSHIPS

       Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary with minimal disruption to its operations, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees.

       The Company's group health insurance plan is provided by Aetna, Inc. ("Aetna"). Each client company selects from a range of health plan coverages available under the plan and Administaff's fees to that client reflect the coverage options selected. The Company initiated insurance coverage with Aetna in 1989, became fully insured in 1992 and has maintained full insurance with Aetna since that time. The current policy expires December 31, 1997. The policy requires the Company to fund claims and premiums up to a specified quarterly cap amount. Aetna is required to fund all claims and premiums, if any, in excess of the quarterly cap amount. These cap amounts are in place for quarterly periods and such cap amounts are adjustable, based on claims experience, with six months notice by Aetna. While Aetna bears ultimate legal responsibility for all claims, because the Company bears the burden of higher costs as claims experience increases, the Company seeks to minimize health care claims through its benefits administration management practices.

       The Company's workers' compensation policy, a guaranteed cost plan whereby monthly premiums are paid for complete coverage of all claims under the policy, was originally put in place with Reliance National Indemnity Co. ("Reliance") in November 1994, and the current policy will continue in effect until October 31, 1997. Reliance has provided the Company's workers' compensation policies since 1990.

       In addition to its health and workers' compensation insurance policies, significant benefits contracts include the Company's long and short term disability policies with Fortis Benefits Insurance Co., which were put in place in January 1993 and August 1995, respectively, and continue until they are replaced or canceled.

INFORMATION TECHNOLOGY

       The Company has developed state-of-the-art information technology capable of meeting the demands of payroll and related processing for the Company's worksite employees, satisfying the Company's administrative and management information needs, and providing productivity enhancement tools to the Company's corporate staff. While the Company utilizes commercially available software for standard business functions such as finance and accounting, it has developed a proprietary professional employer information system for the delivery of its primary services. This system manages data relating to worksite employee enrollment, human resource management, benefits administration, payroll processing, management information, and sales bid calculation capabilities that are unique to the PEO industry and to Administaff. At the heart of the system is a high volume payroll processing system that allows the Company to produce and deliver hundreds of payrolls per day, each customized to the needs of the client companies.

       Administaff's proprietary PEO information system is now in its third generation, with the fourth generation nearing completion. The software has been developed using Informix, a relational database and program development language, and PowerBuilder, a state-of-the-art, object oriented client/server development system. The software is designed to provide high volume professional employer services utilizing a combination of on-line and batch processing capabilities that can be readily expanded to handle additional processing needs. The system is accessed through a graphical user interface engineered to maximize both the quality of Administaff's services and the efficiency with which they are delivered.

       Administaff's primary information processing facility is located at the Company's corporate headquarters in Kingwood, Texas (a suburb of Houston). A second processing facility is located in Las Colinas, Texas (near Dallas). The Kingwood facility handles approximately two-thirds of the Company's daily client service load as well as administrative and management information processing. The Las Colinas facility handles approximately one-third of the daily client service load as well as acting as a disaster recovery facility for the Company capable of handling all of the Company's operations for a short period of time.

       Administaff's principal computing platform is the IBM RISC/6000. The Company utilizes six IBM RISC/6000s at its Kingwood facility and two at its Las Colinas facility. These processing facilities are linked by a high speed wide area network utilizing dedicated telecommunications facilities. The IBM RISC/6000 computers are also connected by local area networks to more than 300 IBM PC workstations running Microsoft Windows(C) software. The Company's district sales offices are equipped with Microsoft NT Advanced Server(C) networks and are linked to the Kingwood and Las Colinas facilities through public telecommunications facilities.

COMPETITION

       The PEO industry consists of approximately 2,000 companies, most of which serve a single market or region. The Company believes that it is one of three PEOs with annual revenue exceeding $500 million. The Company considers its primary competition to be the traditional in-house provision of employee services. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants.

       Competition in the PEO industry revolves primarily around breadth and quality of services, reputation, choice and quality of benefits and price. The Company believes that reputation, national presence, regulatory expertise, financial resources, risk management and data processing capability distinguish leading PEOs from the rest of the industry. The Company believes that it competes favorably in these areas.

INDUSTRY REGULATION

       The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. In addition, the definition of "employer" under these laws is not uniform.

       Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among PEOs, client companies and worksite employees. This is particularly true in Texas where management has worked with numerous regulatory agencies and was instrumental in the ultimate passage of the Staff Leasing Services Licensing Act (the "Texas Staff Leasing Act"), an act which formally recognized the PEO industry in Texas and resolved prior interpretive disputes as to the status of PEOs. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts is limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. While the Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations, management will continue to pursue a proactive strategy of educating administrative authorities as to the advantages of PEOs and achieving regulation which appropriately accommodates their legitimate business function.

       Certain federal and state statutes and regulations use the terms "employee leasing" or "staff leasing" to describe the arrangement among a PEO, such as the Company, and its clients and worksite employees. The terms "employee leasing," "staff leasing" and "professional employer arrangements" are generally synonymous in such contexts and describe the arrangements entered into by the Company, its clients and worksite employees.

       As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

       EMPLOYEE BENEFIT PLANS

       The Company offers various employee benefit plans to its employees, including its worksite employees. These employee benefit plans are treated by the Company as "single-employer" plans rather than multiple employer plans. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code Section 401(k) and a matching contributions feature under Code Section 401(m)), a cafeteria plan under Code
Section 125, a group health plan, a group life insurance plan, a group disability insurance plan, an educational assistance plan, an adoption assistance program and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

       Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of certain workers for federal employment tax purposes if an employment relationship exists between the entity and the workers under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. That test is generally applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. Among the various categories of factors which appear to be considered more important by the IRS are (1) the employer's degree of behavioral control (the extent of instructions, training and the nature of the work), (2) the financial control or the economic aspects of the relationship, and (3) the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity).

       In 1992, the Company applied for and received a favorable determination from the IRS regarding the qualified status of the 401(k) Plan. In that application, the Company disclosed to the IRS that the Company is involved in the business of leasing employees to recipient companies and that the 401(k) Plan covered worksite employees who satisfied the plan's eligibility requirements. However, the statement that the 401(k) Plan covered worksite employees does not necessarily resolve the issue of who is the employer of those employees for purposes of the 401(k) Plan.

       The Company amended and restated the 401(k) Plan on December 15, 1994. Among other amendments, the Company added the matching contributions feature under Code Section 401(m) to the 401(k) Plan. In March 1995, the Company submitted the amended and restated 401(k) Plan to the IRS for a determination on its continued tax qualified status. The amended and restated 401(k) Plan is currently under review by the IRS. An IRS finding that the 401(k) Plan document merits tax qualified status is a determination as to form only and would not preclude a subsequent disqualification based on the Plan's operation, including a finding that certain worksite employees are not employees of the Company for 401(k) Plan purposes.

       Separate from the IRS' review of the pending determination request, the Company's 401(k) Plan for the 1993 plan year is currently under audit. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is the Industry Issue (whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO's 401(k)
plan). NAPEO and the Company are cooperating with the IRS in this study of the PEO industry. With respect to the 401(k) Plan audit, the Company understands that the IRS Houston District intends to seek technical advice (the "Technical Advice Request") from the IRS National Office. A draft copy of the Technical Advice Request has been provided to the Company for its comments before the IRS Houston District submits it to the IRS National Office. The draft of the Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company and

(2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company understands that the Industry Issue identified by the Market Segment Group study also will be referred to the National Office. If the Company and the IRS Houston District do not agree on the facts and the issues to be presented in the Technical Advice Request, the Company may submit its own statement of the facts and issues and explanation of its position. If, after review, the IRS National Office concludes that its response to the Technical Advice Request will be adverse to Administaff, Administaff will be granted a conference with the National Office to discuss the proposed results. If the Market Segment Group study were to reach a conclusion that is adverse to the PEO industry, there is an administrative procedure available to appeal that conclusion. In addition to working with the Market Segment Group study, NAPEO is actively engaged in policy discussions with both the Treasury Department and with members of Congress in an effort to reduce the likelihood of unfavorable conclusions and to procure favorable legislation.

       Whether the National Office will address the Technical Advice Request independently of the Industry Issue is unclear. The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on the issues or, if issued, whether such a statement would be favorable to the Company. The Company intends to vigorously pursue a favorable resolution of the issues through one or more of the following methods: the audit-Technical Advice Request, the Market Segment Group study process, the policy and legislative efforts, and, if necessary, legal action. If, however, any of these processes were to conclude that a PEO is not a co-employer of its worksite employees and such conclusion were to ultimately prevail, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of such an adverse conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available similar benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District and any such conclusion were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion would have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

       401(k) Plan Nondiscrimination Testing Issues. In 1991 the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform the required annual nondiscrimination tests for the plan. Each year such record keeper reported to the Company that such nondiscrimination tests had been satisfied. However, in August 1996, the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received such notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years, except 1995. With respect to the 1995 year, the Company has caused the 401(k) Plan to refund the required excess contributions and earnings thereon to affected highly compensated participants, and, subsequent to December 31, 1996, the Company paid an excise tax of approximately $47,000 related to refunded excess contributions. Because the 401(k) Plan is under a current IRS audit, the IRS voluntary correction program for this type of operational defect is not available to the Company for years prior to 1995. Accordingly, the Company informed the IRS of the prior testing errors for each of 1991, 1992, 1993 and 1994 and proposed a correction that consists of corrective contributions by the Company to the 401(k) Plan with respect to these years (including the closed years) and the payment by the Company of the minimum penalty ($1,000) that the IRS is authorized to accept to resolve this issue. The IRS Houston District indicated that resolution of the nondiscrimination test failures is premature until the National Office resolves the issues presented in the Technical Advice Request. No assurance can be given that the IRS will permit the Company to administratively "cure" this operational defect. The Company has recorded a reserve during the third quarter of 1996 for amounts it may ultimately be required to pay in connection with corrective action with respect to the 401(k) Plan. The amount of such reserve is the Company's estimate of the cost of corrective measures and penalties, although no assurance can be given that the actual amount that the Company may ultimately be required to pay will not substantially exceed the amount so reserved. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. Based on its understanding of the settlement experience of other companies with respect to similar issues, the Company does not believe that the ultimate resolution of the nondiscrimination test issue will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given by the Company because the ultimate resolution of this issue will be determined in a negotiation process with the IRS or in litigation.

       ERISA Requirements. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established.

       If the Company were found not to be an employer for ERISA purposes, its plans would not comply with ERISA. Further, as a result of such finding the Company and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws. Even if such a finding were made, however, the Company believes it would not be materially adversely affected because it could continue to make available similar benefits at comparable costs.

       In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between the Company and its worksite employees may also arise under other federal laws, including other federal income tax laws.

       Possible Multiple Employer Plan Treatment. The U.S. Department of Labor ("DOL") issued an Advisory Opinion in December 1995 to a staff leasing company advising that particular company that its health plan, which covered worksite employees, was a multiple employer plan, rather than a single employer plan. Because the Company believes it is a co- employer of worksite employees, the Company views its group health plan, which also covers worksite employees, to be a single employer plan. However, if this DOL opinion were applied to the Company, it is possible, although the Company believes it is unlikely, that the DOL would assert penalties against the Company for having incorrectly filed annual reports treating its plan as a single employer plan. Such a conclusion, if applied to the other employee benefit plans that cover worksite employees, could result in additional liabilities of the Company. The Company does not believe that any such penalties will, individually or in the aggregate, be material to the Company's financial condition or results of operation. Further, even if such a conclusion is reached, however, the Company believes that it would continue to be able to make available comparable benefit programs to client companies.

       FEDERAL EMPLOYMENT TAXES

       As a co-employer, the Company assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code Section 3101, et seq.; and (iii) obligations under the FUTA, governed by Code Section 3301, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

       The Market Segment Group discussed above is examining, among other issues, whether PEOs, such as the Company, are employers of worksite employees under the Code provisions applicable to federal employment taxes and, consequently, responsible for payment of employment taxes on wages and salaries paid to such worksite employees. However, the IRS Houston District has concluded that the Company is not the employer of worksite employees for this purpose and has requested National Office guidance on this issue in the Technical Advice Request described above.

       Code Section 3401, which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an "employer" for purposes of federal income tax withholding. Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the "employer" for this purpose is the person having control of the payment of wages. The Treasury regulations issued under Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. While Section 3401(d)(1) has been examined by several courts, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements.

       Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable therefor. While this interpretive issue has not to the Company's knowledge discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future. These interpretive uncertainties may also impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients.

STATE REGULATION

       TEXAS

       As an employer, the Company is subject to all Texas statutes and regulations governing the employer-employee relationship. Subject to the discussion below, the Company believes that its operations are in compliance in all material respects with all applicable Texas statutes and regulations.

       Prior to 1993, the PEO industry was not regulated as an industry in Texas. Various state agencies attempted to apply their statutory schemes to PEOs on a case-by-case basis and the Company faced various challenges from both the Texas Employment Commission and the State Board of Insurance of Texas. Each of these challenges was resolved with the passage of Texas' PEO licensing act described below.

       The Company was instrumental in obtaining enactment of the Texas Staff Leasing Act, which now regulates and establishes a legal framework for PEOs in Texas. The Texas Staff Leasing Act, which became effective on September 1,
1993, established a mandatory licensing scheme for PEOs and expressly recognizes a licensee as the employer of the assigned employee for purposes of the Texas Unemployment Compensation Act. The Texas Staff Leasing Act also provides, to the extent governed by Texas law, that a licensee may sponsor and maintain employee benefit plans for the benefit of assigned employees. In addition, the Texas Staff Leasing Act not only provides that a licensee may elect to obtain workers' compensation insurance coverage for its assigned employees but also provides that, for workers' compensation insurance purposes, a licensee and its client company are treated as co-employers. After February 28, 1994, it became a class A misdemeanor to engage in PEO activities in Texas without a license issued pursuant to the Texas Staff Licensing Act. In order to obtain a license, applicants must undergo a background check, demonstrate a history of good standing with tax authorities and meet certain capitalization requirements that increase with the number of worksite employees employed. The Texas Staff Leasing Act specifies that the Texas Department of Licensing and Regulation ("TDLR") is responsible for enforcement of the Texas Staff Leasing Act and TDLR has adopted regulations under the Texas Staff Leasing Act. The Company believes that it is in compliance with such regulations in all material respects.

       On January 28, 1997, George W. Bush, Governor of the State of Texas, announced that he would seek to substantially cut property taxes to make state rather than local governments the primary source of funding for Texas public schools. As part of this proposal, the Governor has proposed a number of funding alternatives, including a business activity tax as a substitute for the current state franchise tax. As described by the Governor, the tax would consist of a 1.25% tax on Texas Business Activity (as proposed, Texas Business Activity is defined as federal taxable income plus business payroll and associated benefits costs plus depreciation less new capital investment). It is unclear how any such tax ultimately would be calculated or how it would be interpreted in relation to the Company and its operations. Enacting legislation has been introduced, however there can be no assurance as to whether or not it will be enacted and what effect, if any, it would have on the Company.

       OTHER STATE REGULATION

       While many states do not explicitly regulate PEOs, 16 states have passed laws that have licensing or registration requirements for PEOs and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. In addition to holding a license in Texas, Administaff holds licenses in Arkansas, Florida, New Hampshire, Oregon, South Carolina, Tennessee and Utah. The Company has also been registered or certified in Massachusetts, Minnesota, New Mexico and Nevada, and has applied for a license in Montana. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

CORPORATE OFFICE EMPLOYEES

       The Company has approximately 360 corporate office and sales employees as of December 31, 1996. The Company believes that its relations with its corporate office and sales employees are good. None of the Company's corporate office and sales employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         Administaff maintains two primary facilities. The corporate headquarters are located in Kingwood, Texas (20 miles north of Houston), on approximately 17 acres owned by the Company. This location includes a 66,000 square foot campus style facility and a 76,000 square foot facility that serves as the Company's operations and records retention facility. Together these facilities house the Company's executive offices, corporate staff, service delivery personnel, data-processing center, training facilities and all other corporate functions.

         The Company's other primary facility is located in Las Colinas, near Dallas, Texas. This 15,300 square foot leased facility, which became operational in October 1994, currently handles approximately one-third of the Company's data processing and service delivery needs and serves as a backup data processing facility and disaster recovery center.

         The Company also leases nine other facilities in Houston, Orlando, Atlanta, Phoenix, Chicago, Washington, D.C./Baltimore and Denver that serve as sales offices. These offices are typically staffed by six to eight sales associates, a district sales manager and an administrative assistant.

         The Company believes that its facilities are adequate for the purposes for which they are intended and that its headquarters have sufficient additional capacity to accommodate the Company's foreseeable expansion plan. The Company intends to lease additional facilities in new markets as applicable.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

PRICE RANGE OF COMMON STOCK

         The Common Stock commenced trading on the New York Stock Exchange following the Company's initial public offering on January 29, 1997. Accordingly, information on price ranges for the Common Stock has not been included in this Annual Report. The Company's trading symbol is "ASF".

         As of March 14, 1997 there were approximately 200 holders of record of the Common Stock. This number does not include stockholders for whom shares were held in "nominee" or "street name."

DIVIDEND POLICY

         The Company has not paid cash dividends on its Common Stock since its formation and does not anticipate declaring or paying dividends on its Common Stock in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. In addition, the Company's $10 million revolving credit agreement prohibits the payment of dividends or other distributions on the Common Stock, except that, so long as no default exists thereunder, after giving effect to such dividend or distribution, will exist thereunder, the Company may pay dividends on its Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes, and Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

                                                                      YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                         1992       1993        1994         1995     1996
                                                         ----       ----        ----         ----     ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

INCOME STATEMENT DATA:
   Revenues . . . . . . . . . . . . . . . . . . . .  $ 409,046   $ 496,058  $ 564,459  $ 716,210  $ 899,596
   Gross profit . . . . . . . . . . . . . . . . . .     13,551      19,782     25,196     28,873     37,856
   Operating income (loss)  . . . . . . . . . . . .        (53)      3,127      5,859      2,221      6,477
   Net income   . . . . . . . . . . . . . . . . . .         33       1,949      3,766      1,116      2,603 (1)
   Net income per share   . . . . . . . . . . . . .  $    0.00   $    0.22  $    0.37     $ 0.10     $ 0.24 (1)

BALANCE SHEET DATA
   Working capital  . . . . . . . . . . . . . . . .  $  (2,431)  $ (2,340)  $  8,797   $   4,737  $   4,629
   Total assets . . . . . . . . . . . . . . . . . .     19,929     19,401     41,081      39,474     48,376
   Total debt   . . . . . . . . . . . . . . . . . .      1,502      1,196      5,007       4,679      4,603
   Total stockholders' equity (deficit) . . . . . .     (1,371)       569      8,056      10,689     13,292

STATISTICAL DATA:
   Worksite employees at period end(2)  . . . . . .     13,409     15,165     15,780      20,502     23,794
   Client companies at period end . . . . . . . . .        598        687        809       1,130      1,516
   Gross payroll per employee per month(3)  . . . .  $   1,919   $  2,117   $  2,268   $   2,331  $   2,562
-----------------


  (1) For the year ended December 31, 1996, net income and net income per share would have been $3.8 million and $0.34, respectively, excluding the impact of a non-recurring charge relating to certain issues involving the failure of the Company's 401(k) Plan to comply with certain nondiscrimination tests required by the Code, which impact has been adjusted for income taxes and is net of amounts recoverable from the 401(k) Plan record keeper. See Note 9 of Notes to Consolidated Financial Statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  (2) Reflects the number of employees paid during the last month of the period shown.

  (3) Excludes bonus payroll of worksite employees, which is not subject to the Company's normal service fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Historical results are not necessarily indicative of trends in operating results for any future period.

         The statements contained in this Annual Report which are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward- looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

OVERVIEW

       Administaff provides a comprehensive personnel management system encompassing a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, payroll tax filings, personnel records management, liability management and related human resource service. The Company has current operations in 10 markets, including Houston, San Antonio, Austin, Orlando, Dallas, Atlanta, Phoenix, Chicago, Baltimore/Washington, D.C. and Denver. In October 1993 the Company opened a sales office in Dallas as the first step in implementing a long-term internal growth and expansion strategy. Subsequently, sales offices were opened in Atlanta, Phoenix, Chicago and Baltimore/Washington, D.C. The Company opened a second office in Dallas in January 1996, and a new office in Denver in September 1996. The costs associated with this expansion into new markets (which for the purposes hereof refers to Dallas and subsequently opened markets) have been significant and have affected the results of operations for 1994, 1995 and 1996.

       Revenues

       The Company's revenues are derived from the comprehensive service fee percentage applied to each employee's gross pay which is invoiced along with each periodic payroll. The most significant direct costs of the Company are the salaries and wages of worksite employees which generally are disbursed promptly after the applicable client service fee is received.

       The Company's revenues are dependent on the number of clients enrolled, the resulting number of employees paid each period, the gross payroll of such employees and the number of employees enrolled in benefit plans. The Company's expansion program is designed to broaden the scope of the Company's sales and marketing efforts into new, strategically selected markets, where the Company's objective is to duplicate the sales and marketing success experienced in the Houston market to date. The Company has expanded its sales force from 22 at January 1, 1994 to 74 at December 31, 1996.

The Company expects to open at least one new market or one additional sales office in existing markets in each quarter during 1997 and 1998.

       Direct Costs

       The Company's primary direct costs are (i) the salaries and wages of worksite employees (payroll cost), (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. Salaries and wages of worksite employees are affected by the inflationary effects on wage levels and by differences in the local economies of the Company's markets. Changes in payroll costs have a proportionate impact on the Company's revenues.

       Employment related taxes consist of the employer's portion of payroll taxes required under FICA, which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State unemployment rates are subject to claims histories and vary from state to state.

       Employee benefit costs are comprised primarily of medical insurance costs but also include costs of other employee benefits such as prescription card, vision care, disability insurance and an employee assistance plan.

       Workers' compensation costs include premiums, administrative costs and claims related expenses under the Company's workers' compensation program. Currently, the Company is insured under a guaranteed cost plan whereby monthly premiums are paid for coverage of all accident claims occurring during the policy period. Prior to November 1994, the Company had been insured under two other types of workers' compensation policies: a retrospective rating plan, whereby monthly premiums were paid to the insurance carrier based on estimated actual losses plus an administrative fee, and a high deductible paid loss plan, whereby monthly premiums were paid based on a $500,000 deductible per occurrence. Costs related to these prior plans include estimates of ultimate claims amounts that are recorded as accrued workers' compensation claims. Changes in these estimates are reflected as a component of direct costs in the period of the change.

       The Company's gross profit margin is determined in part by its ability to accurately estimate and control direct costs and its ability to incorporate such costs into the service fees charged to clients. The Company attempts to reflect changes in the primary direct costs through adjustments in service fees charged to clients, subject to contractual arrangements.

       Operating Expenses

       The Company's primary operating expenses are salaries, wages and payroll taxes of both corporate employees and sales associates, general and administrative expenses and sales and marketing expenses. As a result of the Company's market expansion program, operating expenses have increased significantly during the last several years. The increases include expenses associated with establishing and maintaining each new sales office facility, the increased compensation related expenses of newly hired sales associates and expansion of the Company's advertising efforts. In addition, the anticipated growth as a result of the sales expansion is also reflected in increased corporate operating expenses to provide expansion of the Company's service capacity. The Company expects that the investment in new markets will continue at a level comparable to or greater than 1995 and 1996 through at least 1998.

       Income Taxes

       The Company's provision for income taxes typically differs from the U.S. statutory rate of 34% due primarily to state income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include accrued workers' compensation claims, depreciation and amortization, state income taxes, client list acquisition costs, allowance for uncollectible accounts receivable, accrual of PEO service fees and costs and other accrued liabilities. Changes in these items are reflected in the Company's financial statements though the Company's deferred income tax provision.

RESULTS OF OPERATIONS

       YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

       The following table presents certain information related to the Company's results of operations for the years ended December 31, 1995 and 1996.

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                  --------------------------------------
                                                                     1995            1996         CHANGE
                                                                  ---------        --------       ------
                                                                     (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 716,210        $ 899,596       25.6%
  Gross profit  . . . . . . . . . . . . . . . . . . . . . . .        28,873           37,856       31.1%
  Gross profit margin   . . . . . . . . . . . . . . . . . . .          4.0%             4.2%
  Operating income  . . . . . . . . . . . . . . . . . . . . .         2,221            6,477      191.6%

STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . . . .         2,904            3,166        9.0%
  Monthly payroll cost per worksite employee  . . . . . . . .         2,331            2,562        9.9%
  Monthly gross markup per worksite employee  . . . . . . . .           573              604        5.4%
  Average number of worksite employee paid
    per month during period . . . . . . . . . . . . . . . . .        19,255           22,234       15.5%

         REVENUES

         The Company's revenues increased 25.6% over 1995 due to an increase in worksite employees paid accompanied by an increase in the revenue per employee. The Company's continued expansion of its sales force through new market and sales office openings is the primary factor contributing to the increased number of worksite employees. The Company's new markets contributed approximately $221 million of the Company's total revenues for 1996 versus approximately $110 million in 1995. In addition, the 1995 period includes approximately 1,400 new employees enrolled through a referral agreement with an unaffiliated PEO in Chicago. The Company added to its sales force in the Dallas market in January 1996 and the Denver market in September 1996 and expects continued growth in the number of worksite employees in 1997 due to the effect of sales in existing markets and expansion into new markets.

         The increase in revenue per employee of 9.0% directly relates to the increase in payroll cost per employee of 9.9%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees with higher average base pay to the existing client base.

         GROSS PROFIT MARGIN

         The Company's gross profit margin increased from 4.0% in 1995 to 4.2% in 1996. The primary factors contributing to the increased gross profit margin were a decrease in unemployment taxes as a percent of payroll cost and a slight decrease in the cost of providing employee benefits as a percent of revenue. These factors were partially offset by a decrease in the gross markup per person as a percent of revenue.

         Employment related taxes as a percent of payroll cost declined from 7.9% in 1995 to 7.3% in 1996. This reduction was primarily due to reduced unemployment tax expense in the State of Texas. The Company's unemployment tax rate in the State of Texas was substantially lower in 1996 than 1995 due to the effects of a reorganization of the Company's operating subsidiaries completed on January 1, 1996.

         The cost of providing employee benefits was slightly lower in 1996 versus 1995 primarily due to decreased workers' compensation costs. Workers' compensation costs decreased from 2.5% of payroll cost in 1995 to 2.1% of payroll cost in 1996. This reduction was due to the overall rate on the Company's fixed premium policy in effect during 1996 being lower than the previous policy. The Company's recently renewed workers' compensation policy is at a slightly lower rate, and such policy is in effect through October 31, 1997. These rate reductions reflect a reduced risk sensitivity of the current composition of the Company's client base. Medical plan premiums were comparable as a percent of revenues in 1996 versus 1995.

         The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in markup per employee as a percent of revenue from 19.7% in 1995 to 19.1% in 1996.

The Company generally charges lower overall rates as a percentage of gross payroll on higher wage, less risk sensitive employees.

         OPERATING EXPENSES

         Operating expenses decreased as a percent of revenue from 3.7% in 1995 to 3.5% in 1996. Total operating expenses increased 17.7% while revenues and gross profit increased 25.6% and 31.1%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation related costs (salaries, wages and payroll taxes and commissions) which increased in proportion to revenues and increased depreciation and amortization expense. General and administrative expenses were slightly higher than in 1995 and advertising expenses were approximately equal to 1995. The factors noted above include the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in new markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $6.1 million in 1996 versus $4.3 million in 1995. Excluding the impact of expenses incurred directly in the new markets, operating expenses increased only $2.9 million, or 11.0% as compared to 1995.

         Total compensation costs, which include salaries, wages, payroll taxes and commissions, increased 24.6% compared to 1995. Salaries and wages increased at a higher rate while commissions were relatively unchanged due to a restructuring of the Company's sales compensation plan to a more salary based system. Overall, corporate staff, including sales personnel, increased 11.7% versus 1995. This increase is primarily due to increased sales personnel and continued increases in corporate service capacity.

         Depreciation and amortization expense increased 64.8% over the 1995 period. The Company placed into service a new corporate facility in February 1996 which has resulted in higher depreciation and amortization expense compared to 1995. Capital expenditures related to the opening of new sales offices as part of the Company's market expansion process and increases in corporate service capacity also contributed to the increase.

         General and administrative expenses as a percent of revenue declined slightly versus 1995 from 1.1% to 0.9%. This trend is due to the Company's focused efforts to contain costs in its selling, service and administrative functions.

         NET INCOME

         Interest expense increased $232,000 due to financing charges related to the payment plan for the Company's annual workers' compensation insurance policy and short-term borrowings on the Company's revolving line of credit. Interest income was essentially unchanged from 1995.

         Other net, in 1996, includes a non-recurring charge relating to certain issues involving the failure of the Company's 401(k) Plan to comply with certain nondiscrimination tests required by the

Code, which charge is net of amounts recoverable from the 401(k) Plan record keeper. See Note 9 of Notes to Consolidated Financial Statements.

         The Company's provision for income taxes, which includes the effects of the non-recurring charge for 401(k) Plan issues, differs from the U.S. statutory rate of 34% due primarily to certain portions of the non-recurring charge being non-deductible for income tax purposes. In addition, the Company's provision for income taxes differs from the U.S. statutory rate due to state income taxes.

         The increase in net income for the year ended December 31, 1996 versus December 31, 1995 of $1.5 million, or 133.2%, is due to the same factors which resulted in increased operating income, partially offset by the effects of the non-recurring charge in the third quarter for certain 401(k) Plan issues, net of amounts recoverable from the 401(k) Plan recordkeeper. Excluding the non-recurring third quarter charge and the related income tax effects of such charge, net income would have been $3.8 million (or $0.34 per share) in 1996 as compared to $1.1 million (or $0.10 per share) in 1995.

         YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         The following table represents certain information related to the Company's results of operations for the years ended December 31, 1994 and 1995.

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                  --------------------------------------
                                                                     1994            1995         CHANGE
                                                                  ---------        --------       ------
                                                                     (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 564,459        $ 716,210       26.9%
  Gross profit  . . . . . . . . . . . . . . . . . . . . . . .        25,196           28,873       14.6%
  Gross profit margin   . . . . . . . . . . . . . . . . . . .          4.5%             4.0%
  Operating income  . . . . . . . . . . . . . . . . . . . . .         5,859            2,221      (62.1)%

STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . . . .       $ 2,860         $  2,904        1.5%
  Monthly payroll cost per worksite employee  . . . . . . . .         2,268            2,331        2.8%
  Monthly gross markup per worksite employee  . . . . . . . .           592              573       (3.2)%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . . . .        15,500           19,255       24.2%

         REVENUES

         The Company's revenues increased 26.9% over 1994 due primarily to an increased number of worksite employees paid during the period. The Company continued to expand its sales force in late 1994 and throughout 1995 by opening sales offices in Atlanta (October 1994), Phoenix (January 1995), Chicago (April
1995) and Washington, D.C. (October 1995). These sales offices, along with the continued maturation of the Dallas sales office (opened in the fourth quarter of 1993) were the primary factors contributing to the increased number of worksite employees. The Company's new markets contributed approximately $110 million of the Company's 1995 total revenues. In addition, in January 1995, the Company enrolled, through a referral agreement with an unaffiliated professional employer organization in Chicago, approximately 1,400 worksite employees which also contributed to the increase over 1994. Revenue per employee increased only slightly versus 1994.

         GROSS PROFIT MARGIN

         Gross profit margin decreased from 4.5% in 1994 to 4.0% in 1995. The factors that caused this decline were a decline in the gross markup per worksite employee partially offset by a reduction, as a percent of revenue, in the costs of providing employee benefits.

         The monthly revenue per worksite employee increased slightly during 1995 compared to

1994. The monthly payroll cost per worksite employee increased at a greater rate than the increased revenue per worksite employee in the same period resulting in a 3.2% reduction in the gross markup per worksite employee. This reduction reflects the effects of a shift in the relative mix of worksite employees paid by the Company to higher wage, less risk sensitive employees on which the Company charges lower overall rates as a percentage of gross payroll.

         The reduction in employee benefits costs relative to revenues was primarily due to a reduction in workers' compensation costs partially offset by increased medical plan premiums. Workers' compensation costs declined primarily due to the Company's conversion to a guaranteed cost policy in the fourth quarter of 1994 from the previous high deductible paid loss policy. The high deductible paid loss policy resulted in increases to accrued workers' compensation claims which were significantly higher during 1994 than during 1995. In addition, during the third quarter of 1995, the Company settled the remaining outstanding claims under certain retrospective rating policies in effect in prior years resulting in a $1 million reduction in overall workers' compensation costs during 1995. Medical plan premiums increased compared to 1994 as favorable medical claims experience during 1993 and early 1994 resulted in reduced health insurance premiums during much of 1994.

         Employment related taxes relative to payroll costs increased slightly due to state unemployment tax rate increases.

         OPERATING EXPENSES

         The Company's operating income decreased from $5.9 million in 1994 to $2.2 million in 1995. In addition to the decline in gross profit margin discussed above, operating expenses increased from 3.4% of revenue in 1994 to 3.7% of revenue in 1995. The increase in operating expenses relative to revenues can be attributed primarily to increased salaries, wages and payroll taxes and the selling, advertising and other general and administrative expenses incurred in connection with the Company's market expansion plan. Operating expenses incurred directly in new markets totaled approximately $4.3 million in 1995 versus $987,000 in 1994.

         Costs associated with the expansion of sales and service capacity primarily relate to the addition of corporate employees and other general and administrative expenses. Excluding expenses directly incurred in new markets, salaries, wages and payroll taxes increased $2.1 million during 1995 over those incurred in 1994. The Company's average staff increased from 221 for 1994 to 320 for 1995. These increases reflected both an increase in the size of the Company's sales force, from 22 at January 1, 1994 to 84 at December 31, 1995, and an increase in the corporate infrastructure to manage the overall growth of the Company.

         Advertising expenses in the Company's expansion markets were $1.8 million in 1995 versus $516,000 during 1994. The Company's total advertising expenses increased by $1.5 million, or 82%, over 1994.

         The higher level of revenues during 1995 also contributed to an increase of approximately

$711,000 for sales commissions. Such increase did not represent a significant change from costs incurred during 1994 when considered as a percent of payroll costs of worksite employees.

         Depreciation and amortization expense increased $327,000 in 1995 as compared to 1994 due to capital expenditures incurred in connection with the establishment of a disaster recovery computer and operations center and the opening of new sales offices as part of the Company's market expansion plan.

         NET INCOME

         Interest expense increased $289,000 over 1994 due to a full year of interest on the $4.0 million subordinated debt borrowings compared to only seven months in 1994. Interest income increased $219,000 over 1994 due to higher level of funds available for investment during the period.

         The Company's provision for income taxes differs from the U.S. statutory rate of 34% primarily due to state income taxes.

         Net income for 1995 was $1.1 million versus $3.8 million in 1994. The decline in net income is attributable primarily to a decline in the overall gross profit margin combined with increases in operating expenses associated with the Company's market expansion plan as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has, in the past, sought and may, in the future, seek to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that the proceeds from its initial public offering, its cash on hand, cash flows from operations and available borrowing capacity under its Credit Agreement will be adequate to meet its liquidity requirements through at least 1998. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs.

         The Company has $13.4 million in cash and cash equivalents at December 31, 1996, of which approximately $8.3 million is payable in early January 1997 for withheld federal and state income taxes and FICA. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices, capital expenditures and repayments of existing indebtedness. The Company has repaid all of its long-term debt utilizing the proceeds from its initial public offering subsequent to December 31, 1996 and accordingly, has no long-term debt repayment requirements during 1997. At December 31, 1996 the Company had positive working capital of $4.6 million which is relatively unchanged from $4.7 million at December 31, 1995.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's cash flows from operating activities in 1996 increased substantially from 1995. This increase resulted from federal and state income tax payments relating to 1994 totaling $1.9 million paid in 1995 versus net federal income tax refunds received of $1.2 million during 1996. Additionally, higher payments in 1995 for previously accrued workers' compensation claims; the timing of accounts receivable collection at the end of the respective periods; and increases in prepaid expenses in 1995 versus decreases in prepaid expenses in 1996 contributed to the increase in cash flow from operations.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures during the year ended December 31, 1996 totaled $4.0 million and include approximately $2.1 million to complete, furnish and equip a Company-owned facility to accommodate continued growth in corporate employees. This facility was opened in February 1996. In addition, capital expenditures in 1996 include expenditures for corporate and disaster recovery computer equipment, furniture and equipment for new and existing sales offices and new corporate telephone systems. Capital expenditures of $4.6 million in 1995 included approximately $2.4 million for construction on the company-owned facility completed in February 1996, expenditures to equip and furnish new and existing sales offices and for corporate and disaster recovery computer equipment. Capital expenditures of $1.8 million in 1994 related primarily to new sales office facilities, improvements to the corporate headquarters in Kingwood and the disaster recovery center in Las Colinas.

         Net dispositions of marketable securities of $4.0 million in 1995 resulted primarily from marketable securities reaching maturity and being converted to cash equivalents. Net purchases of marketable securities in 1994 of $4.5 million relate to investments in government securities, some of which were required as security for certain letter of credit agreements in place during that period.

         In January 1995, the Company acquired a client base in its Chicago market through a referral agreement calling for a referral fee which totaled $420,000 payable to the referring organization based on the number of worksite employees enrolled by Administaff. The remainder of the increase in intangible assets in both years relates to costs incurred for the rewrite of the Company's computerized payroll software system.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities in 1996 and 1995 include loans to employees related to the federal income tax impact of the exercise of stock options. In 1995, cash flows from financing activities include the proceeds received from the exercise of such options. In 1996, the Company borrowed, on two occasions, a total of $2.5 million under its $10 million revolving credit agreement. Both borrowings were repaid during the third quarter of 1996.
During 1995 and 1996, the Company incurred $0.7 million and $1.1 million, respectively, in costs related to its initial public offering which was completed in January 1997. Financing activities in 1994 were primarily the net proceeds from the issuance of subordinated notes of $4.0 million and the sale of common stock of $3.6 million.

         CREDIT AGREEMENT

         In October 1995 the Company's wholly-owned subsidiary, Administaff of Texas, Inc. ("Administaff of Texas"), entered into a $10 million revolving credit agreement (the "Credit Agreement") with a bank. Such Credit Agreement includes an agreement to issue standby letters of credit (in an amount not to exceed a sublimit of $5,000,000). The Company is a guarantor under the Credit Agreement. The Credit Agreement includes, among other covenants, a limitation on the declaration and payment of dividends, a change of control provision and other covenants customary in lending transactions of this type. At December 31, 1996 no borrowings were outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates based on the bank's Corporate Base Rate or LIBOR plus an applicable margin at the time of the borrowing.

         INITIAL PUBLIC OFFERING AND EXPANSION PLAN

         The Company filed a registration statement with the Securities and Exchange Commission in September 1995 to register the sale of up to 3,000,000 shares of its common stock in the Company's initial public offering. Such offering was completed in January 1997. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. Of these proceeds, the Company currently expects to allocate approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. In addition, the Company utilized approximately $7.2 million of such proceeds as follows: (i) $4.0 million to repay certain subordinated notes, (ii) approximately $2.5 million to exercise its option to repurchase 348,945 shares of Common Stock from one of its stockholders and its option to repurchase 173,609 warrants to purchase shares of Common Stock from the subordinated noteholder, and (iii) approximately $0.7 million to retire the balances of certain secured loans. The balance of the proceeds will be used for working capital purposes, which may include acquisitions of existing PEO operations should favorable acquisition opportunities arise. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

         OTHER MATTERS

         The Company's net deferred income tax assets and liabilities have fluctuated significantly from December 31, 1994 to December 31, 1996. At December 31, 1994, the Company had net deferred tax assets of $2.2 million, relating primarily to accrued workers' compensation claims for which tax deductions were not available until the claims were paid. During 1995, a significant portion of these claims were paid resulting in substantial deductions for income tax purposes. Therefore, as of December 31, 1995, the Company had no net deferred tax assets or liabilities. The Company had net deferred tax liabilities of $0.9 million at December 31, 1996 due primarily to the phase in of a change in accounting method for income tax purposes. In January and May 1996, the IRS approved the Company's request for a change in the method of accounting for PEO service fees and worksite employee payroll costs to the accrual method. These changes were adopted for financial reporting purposes effective January 1, 1994. For PEO service fees the change, for tax purposes, was approved effective January 1, 1995 with a three year phase in period for the cumulative effect of the change. For worksite employee payroll costs, the change, for tax purposes, was approved effective January 1, 1995 with a one year phase in period for the cumulative effect of the change. As a result, the Company amended its 1995 consolidated federal income tax return to account for these changes. The Company received $3.5 million in federal income tax refunds in May and July 1996 related to the original and amended tax returns. Deferred income taxes at December 31, 1996 reflected the effect of the three year phase in for the cumulative effect of the change in accounting for PEO service fees as a component of net deferred income tax liabilities. See
Note 4 of Notes to Consolidated Financial Statements.

         During the third quarter of 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties relating to the 401(k) Plan's failure to comply with certain nondiscrimination tests required by the Code. See Note 9 of Notes to Consolidated Financial Statements. In addition, during the third quarter of 1996, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. The income tax effects of these items are reflected in the Company's net deferred tax liabilities as of December 31, 1996. Based on its understanding of the settlement experience of other companies in similar situations, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         SEASONALITY, INFLATION AND QUARTERLY FLUCTUATIONS

         The timing of the assessment of employment related taxes has a seasonal effect on the Company's cash flows, with the Company generally having lower cash flow from operations during the first six months of each year. As individual worksite employees meet applicable wage limits for such taxes, the Company's employment tax obligation declines which increases cash flows from operations during the balance of the year.

         The Company's operating results have historically fluctuated from quarter to quarter. In addition, due to the timing of the assessment of employment related taxes, the Company's gross profit margin typically improves from quarter to quarter within each year with the first quarter generally being the least favorable. Employment related taxes are based on the cumulative earnings of individual employees up to a specified wage level. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a substantial impact on the Company's financial condition or results of operations during the first six months of each year.

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         AUDIT OF THE COMPANY'S 401(k) PLAN; IRS EMPLOYEE LEASING MARKET SEGMENT GROUP

         The Company's 401(k) Plan is currently under audit by the Internal Revenue Service ("IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. For a discussion of the issues being considered by the Market Segment Group, see Item 1. "Business - Industry Regulation". With respect to the 401(k) Plan audit, the Company understands that the IRS Houston District intends to seek technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company and (2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative discrimination test. A draft copy of the Technical Advice Request has been sent to the Company for its comments before the IRS Houston District submits it to the IRS National Office. The draft of the Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company also understands that, with respect to the Market Segment study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") is being referred to the IRS National Office.

         Whether the National Office will address the Technical Advice Request independently of the Industry Issue is unclear. The Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusion were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion resulting in disqualification of the 401(k) Plan would have a material adverse effect on the Company's financial position and results of operations.

         COSTS OF 401(k) PLAN COMPLIANCE

         In 1991 the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year such record keeper reported to the Company that such nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received such notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years, except 1995. With respect to the 1995 year, the Company has caused the 401(k) Plan to refund the required excess contributions and earnings thereon to affected highly compensated participants, and the Company has paid, subsequent to December 31, 1996, an excise tax of approximately $47,000 related to such contributions. Because the 401(k) Plan is under a current IRS audit, the IRS voluntary correction program for this type of operational defect is not available to the Company for years prior to 1995. Accordingly, the Company informed the IRS of the prior testing errors for each of 1991, 1992, 1993 and 1994 and proposed a correction that consists of corrective contributions by the Company to the 401(k) Plan with respect to these years (including the closed years) and the payment by the Company of the minimum penalty ($1,000) that the IRS is authorized to accept to resolve this issue. The IRS Houston District has indicated that resolution of the nondiscrimination test failures is premature until the National Office resolves the issues presented in the Technical Advice Request. No assurance can be given that the IRS will permit the Company to administratively "cure" this operational defect instead of proposing a disqualification of the 401(k) Plan. The Company recorded a reserve during the third quarter of 1996 with respect to these 401(k) Plan issues. The amount of such reserve is the Company's estimate of the cost of corrective measures and penalties, although no assurance can be given that the actual amount that the Company may ultimately be required to pay will not substantially exceed the amount so reserved. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. Based on its understanding of the settlement experience of other companies, the Company does not believe that the ultimate resolution of the nondiscrimination test issue will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given by the Company that such will be the case because the ultimate resolution of this issue will be determined in a negotiation process with the IRS or in litigation. See Note 9 of Notes to the Consolidated Financial Statements.

         STATE AND LOCAL REGULATION

         The Company employs worksite employees in over 40 states and is, therefore, subject to regulation by various local and state agencies pertaining to a wide variety of labor related laws. As is the case with the provisions of the Code discussed above, many of these regulations were developed prior to the emergence of the PEO industry and do not specifically address non-traditional employers. Prior to 1993, the State Board of Insurance of Texas and the Texas Employment Commission challenged the ability of a PEO to provide workers' compensation insurance and health benefits and to pay unemployment taxes as an employer of worksite employees. These challenges were ultimately addressed through the passage of specific professional employer licensing legislation in Texas. There can be no assurance that additional challenges will not be faced in Texas or that similar challenges will not be encountered in other jurisdictions in which the Company may choose to do business.

         While many states do not explicitly regulate PEOs, 16 states (including Texas) have passed laws that have licensing or registration requirements for PEOs and several other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. While the Company generally supports licensing regulation because it serves to validate the PEO relationship, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state in which it is not currently operating but later commences operations. In addition, there can be no assurance that the Company will be able to renew its licenses in the states in which it currently operates upon expiration of such licenses.

         INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES

         Health insurance premiums, state unemployment taxes and workers' compensation rates are in part determined by the Company's claims experience and comprise a significant portion of the Company's direct costs. The Company employs extensive risk management procedures in an attempt to control its claims incidence. However, should the Company experience a large increase in claim activity, its unemployment taxes, health insurance premiums or workers' compensation insurance rates may increase. The Company's ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which may result in a delay before such increases can be reflected in service fees. As a result, such increases could have a material adverse effect on the Company's financial condition or results of operations.

         LIABILITIES FOR CLIENT AND EMPLOYEE ACTIONS

         A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. The Administaff Client Service Agreement establishes the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. Although the Client Service Agreement provides that the client is to indemnify the Company for any liability attributable to the conduct of the client, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such worksite employees.

         LIABILITY FOR WORKSITE EMPLOYEE PAYROLL

         Under the Administaff Client Service Agreement, the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. As such a co-employer, the Company assumes such obligations as a principal, not merely as an agent of the client company. The Company's obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee, and
(ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. During the three years ended December 31, 1996, the Company has recorded a total of $236,000 in bad debt expense on approximately $2.2 billion of total revenues. There can be no assurance that the Company's ultimate liability for worksite employee payroll and benefits costs will not have a material adverse effect on its financial condition or results of operations.

         LOSS OF BENEFIT PLANS

         The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of the Company's business. The current health and workers' compensation contracts are provided by vendors with whom the Company has an established relationship, and on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be secured on competitive terms without causing significant disruption to the Company's business, there can be no assurance in this regard.

         POSSIBLE ADVERSE APPLICATION OF OTHER FEDERAL AND STATE LAWS

         As a major employer, the Company's operations are affected by numerous federal and state laws relating to labor, tax (in addition to the provisions of the Code discussed above) and employment matters. By entering into a co-employer relationship with employees assigned to work at client company locations, the Company assumes certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of "employer" under these laws is not uniform. In addition, many of the states in which the Company operates have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to the Company's PEO relationship with its worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company's results of operations or financial condition.

         GEOGRAPHIC MARKET CONCENTRATION

         While the Company has operations in 10 markets, six of these represent recent expansions. The Company's Houston and Texas (including Houston) markets accounted for approximately 52% and 81%, respectively, of the Company's revenue base for the year ended December 31, 1996. Accordingly, while a primary aspect of the Company's strategy is expansion in its current and future markets outside of Texas, for the foreseeable future a significant portion of the Company's revenues may be subject to economic factors specific to Texas (including Houston). While the Company believes that its market expansion plans will eventually lessen or eliminate this risk in addition to generating significant revenue growth, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Texas (including Houston) markets.

         COMPETITION AND NEW MARKET ENTRANTS

         The PEO industry is highly fragmented, with approximately 2,000 companies performing PEO services to some extent. Many of these companies have limited operations and fewer than 1,000 worksite employees, but there are several industry participants which are comparable in size to the Company. These companies include Staff Leasing, Inc, headquartered in Bradenton, Florida, Employee Solutions, Inc., headquartered in Phoenix, Arizona and The Vincam Group, Inc., headquartered in Coral Gables, Florida. The Company also encounters competition from "fee for service" companies such as payroll processing firms, insurance companies and human resource consultants. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well organized competition with greater resources than the Company may enter the PEO market, possibly including large "fee for service" companies currently providing a more limited range of services.

         QUARTERLY FLUCTUATIONS IN EARNINGS AND IMPACT OF EMPLOYMENT RELATED
         TAXES

         The Company's operating results have historically fluctuated from quarter to quarter. In addition, due to the timing of the assessment of employment related taxes, the Company's gross profit margin typically improves from quarter to quarter within each year with the first quarter generally the least favorable. Employment related taxes are based on the cumulative earnings of individual employees up to specified wage levels. Since the Company's revenues related to worksite employees are earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year.

         POTENTIAL CLIENT LIABILITY FOR EMPLOYMENT TAXES

         Pursuant to the Company's Client Service Agreement with its clients, the Company assumes sole responsibility and liability for the payment of federal employment taxes imposed under the Code with respect to wages and salaries paid to its worksite employees. There are essentially three types of federal employment tax obligations: (i) income tax withholding requirements;
(ii) obligations under the Federal Income Contribution Act ("FICA"); and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"). Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While the Client Service Agreement provides that the Company has sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to the Company. Accordingly, in the event the Company fails to meet its tax withholding and payment obligations, the client company may be held jointly and severally liable therefor. While this interpretive issue has not, to the Company's knowledge, discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

         DEPENDENCE ON KEY PERSONNEL

         The Company's success is dependent upon the continued contributions of its key management personnel, some of whom were founders of the Company. Many of the Company's key personnel would be difficult to replace. The Company's executives are not subject to noncompetition agreements.

         EXPENSES ASSOCIATED WITH EXPANSION

         Past and future operating results are impacted by the Company's market expansion activities, including establishing and maintaining sales office facilities, compensating newly hired sales associates and expanding advertising efforts. The Company's operating results for 1994, 1995 and 1996 have included $1.0 million, $4.3 million and $6.1 million, respectively, of operating expenses incurred directly in new markets. The Company expects that investments in new markets will continue at levels comparable to or greater than 1996 through at least 1998, and that expenses in a new market will not be covered by the gross profit from that market's revenues for approximately two years. While the Company believes that its expansion program will ultimately lead to increased profitability, there can be no assurance that losses or diminished profitability will not be incurred in future periods as a result of the Company's planned expansion or that such losses or diminished profitability will not have a material adverse effect on the Company's results of operations or financial condition.

         FAILURE TO MANAGE GROWTH

         The Company has experienced significant growth and expects such growth to continue for the foreseeable future. The Company plans to enter at least one new market or open at least one additional sales office in an existing market in each quarter of 1997 and 1998. As described under the above caption "-- Expenses Associated with Expansion," expenses incurred in connection with the initial expansion into new markets are significant. In addition, because each market entry is affected by circumstances unique to its particular locale, there are uncertainties associated with each new market entry. Accordingly, the Company's expansion plan may place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the Company's financial condition or results of operations.

         NEED TO RENEW OR REPLACE CLIENT COMPANIES

         The Company's standard Client Service Agreement has an initial one-year term and is subject to cancellation on 30 days' notice by either the Company or the client. Accordingly, the short-term nature of the Client Service Agreement makes the Company vulnerable to potential cancellations by existing clients which could materially and adversely affect the Company's financial condition and results of operations. In addition, the Company's results of operations are dependent in part upon the Company's ability to retain or replace its client companies upon the termination or cancellation of the Client Service Agreement. Historically, between 15% and 20% of the Company's clients have remained clients for less than one year and there can be no assurance that the number of contract cancellations will not increase in the future.

         ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER AND BYLAW PROVISIONS AND DELAWARE LAW

         The Company's Certificate of Incorporation and Bylaws include provisions that may have the effect of discouraging proposals by third parties to acquire a controlling interest in the Company, which could deprive stockholders of the opportunity to consider an offer that would be beneficial to them. These provisions include (i) a classified Board of Directors, (ii) the ability of the Board of Directors to establish a rights plan, establish a sinking fund for the purchase or redemption of shares, fix the number of directors and fill vacancies on the Board of Directors, and (iii) restrictions on the ability of stockholders to call special meetings, act by written consent or amend the foregoing provisions. In addition, under certain conditions
Section 203 of the General Corporation Law of the State of Delaware (the "DGCL") would impose a three-year moratorium on certain business combinations between the Company and an "interested stockholder" (in general, a stockholder owning 15 percent or more of a corporation's outstanding voting stock). The existence of such provisions may have a depressive effect on the market price of the Common Stock in certain situations.

         CONTROL BY DIRECTORS AND OFFICERS

         The Company's executive officers and directors beneficially own an aggregate of approximately 8.8 million shares of Common Stock of the Company, constituting approximately 65% of the outstanding shares of Common Stock as of March 14, 1997. Accordingly, such persons will be in a position to control actions that require the consent of a majority of the Company's outstanding voting stock, including the election of directors. A person beneficially owning more than one-third of the Company's outstanding voting stock will be able to prevent certain actions that require the affirmative vote of at least four-fifths of the Company's outstanding voting stock.

         BROAD DISCRETION OVER USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         Approximately $19.2 million of the net proceeds from the Company's initial public offering has been allocated to implement the Company's expansion plan, to repay certain indebtedness and to repurchase Common Stock and Common Stock warrants held by one of the Company's existing stockholders. The balance of the net proceeds will be used for working capital purposes, which may include acquisitions of existing PEO operations should favorable opportunities arise. Accordingly, the Company will have broad discretion to allocate a significant portion of the net proceeds without any action or approval of the Company's stockholders. Therefore, investors in the Common Stock will not have the opportunity to evaluate the economic, financial and other relevant information that will be considered by the Company in determining the application of such net proceeds.

         DIVIDEND POLICY

         The Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's credit facility includes certain restrictions on the ability of the Company to pay dividends.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item 8 is contained in a separate section of this Annual Report. See "Index to Consolidated Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this Item 10 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Administaff Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item 11 is incorporated by reference to the Administaff Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item 12 is incorporated by reference to the Administaff Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item 13 is incorporated by reference to the Administaff Proxy Statement. See also Note 8 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1.         Financial Statements of the Company

                    The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)      2.         Financial Statement Schedules

                    The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)      3.         List of Exhibits

                    3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                    3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                          1997).

                    4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                    4.2 Registration Rights Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc., Pyramid Ventures, Inc. And the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth Fund-1991 Trust (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                          1997).

                    4.3 Investor Agreement, as amended, date May 13, 1994 by and among Administaff, Inc., Pyramid Ventures, Inc. and the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth Fund-1991 Trust (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                    4.4 Common Stock Warrant, as amended, issued to the Texas Growth Fund-1991 Trust on May 13, 1994 (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on form S- 1 (No. 33-96952) declared effective on January 28, 1997).

                   4.5 Warrant Agreement, as amended, dated May 13, 1994, between Rauscher Pierce Refsnes, Inc. and Administaff, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                   4.6 Voting Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc., Pyramid Ventures, Inc., the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth Fund-1991 Trust and certain stockholders of Administaff, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                   4.7 Subordinated Note of Administaff, Inc. in favor of The Board of Trustees of the Texas Growth Fund, as Trustee (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                          1997).

                  10.1 Amended and Restated Promissory Note among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, amending and restating a Promissory Note dated June 22, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                          1997).

                  10.2 Amended and Restated Promissory Note among Administaff, Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of December 30, 1996, amending and restating a Promissory Note dated September 4, 1995 (incorporated by reference to
                          Exhibit 10.2 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                  10.3 Credit agreement between Administaff, Inc. and First National Bank of Chicago, dated as of October 16, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                          1997).

                  10.4 Amendment No. 1 and Waiver to Credit Agreement, dated as of March 12, 1996 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                  10.5 Amended and Restated Promissory Note, dated as of December 16, 1996, among Administaff, Inc., Richard
                          G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, pursuant to which the collateral securing the promissory notes included as
                          Exhibit 10.1 and is pledged (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                  10.6 Amended and Restated Security Agreement-Pledge among Administaff, Inc.,

                          Jerald L. Broussard and Mary Catherine Broussard, dated as of December 30, 1996, pursuant to which the collateral securing the promissory note included as
                          Exhibit 10.2 is pledged (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                  10.7 1995 Administaff Stock Option Plan (as amended and restated) (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                          1997).

                  10.8 Form of Second Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                  10.9 Form of Second Amended and Restated Security Agreement - Pledge (incorporated by reference to
                          Exhibit 10.10 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                  11.1    Statement re: Computation of Per Share Earnings.

                  21.1    Subsidiaries of Administaff, Inc.

                  27.1    Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



                                    ADMINISTAFF, INC.

                                    By:      /s/ RICHARD G. RAWSON
                                       -----------------------------------------
                                                 Richard G. Rawson
                                       Executive Vice President, Chief Financial
                                                Officer and Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 24, 1997:

         SIGNATURE                                       TITLE
         ---------                                       -----

/s/ PAUL J. SARVADI                       President, Chief Executive Officer and
-------------------                                      Director
Paul J. Sarvadi                               (Principal Executive Officer)


/s/ RICHARD G. RAWSON                     Executive Vice President, Chief Financial
---------------------                         Officer, Treasurer and Director
Richard G. Rawson                              (Principal Financial Officer)


/s/ SAMUEL G. LARSON                            Vice President, Finance
--------------------                         (Principal Accounting Officer)
Samuel G. Larson

/s/ GERALD M. McINTOSH                     Senior Vice President and Director
----------------------
Gerald M. McIntosh

/s/ JAMES W. HAMMOND                       Senior Vice President and Director
--------------------
James W. Hammond

/s/ SCOTT C. HENSEL                        Senior Vice President and Director
-------------------
Scott C. Hensel

/s/ LINDA FAYNE LEVINSON                                Director
------------------------
Linda Fayne Levinson

/s/ PAUL S. LATTANZIO                                   Director
---------------------
Paul L. Lattanzio

/s/ JACK M. FIELDS, JR.                                 Director
-----------------------
Jack M. Fields, Jr.

/s/ STEPHEN M. SOILEAU                                  Director
----------------------
Stephen M. Soileau


                               ADMINISTAFF, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


    Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

    Consolidated Balance Sheets as of December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . .  F-3

    Consolidated Statements of Operations for the years ended
      December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1994, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9


                         REPORT OF INDEPENDENT AUDITORS


    Board of Directors and Stockholders
    Administaff, Inc.

           We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        ERNST & YOUNG, LLP



    Houston, Texas
    February 21, 1997

                               ADMINISTAFF, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                       ------------------------
                                                                                          1995           1996
                                                                                       ----------    ----------
    Current assets:
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .   $  6,460      $  13,360
      Marketable securities.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        728             --
      Accounts receivable:
         Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,908          3,490
         Unbilled receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,763         12,742
         Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        720            439
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        379            344
      Workers' compensation deposits  . . . . . . . . . . . . . . . . . . . . . . . .      1,038             --
      Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,980          2,668
      Refundable income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,204             --
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58             --
                                                                                       ---------      ---------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .     28,238         33,043
    Property and equipment:
      Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        817            817
      Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .      2,915          6,564
      Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,163          3,093
      Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,093          3,767
      Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        705            761
      Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,444             --
                                                                                       ---------      ---------
                                                                                          11,137         15,002
      Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,008)        (3,359)
                                                                                       ---------      ---------
            Total property and equipment  . . . . . . . . . . . . . . . . . . . . . .      9,129         11,643
    Other assets:
      Notes receivable from employees   . . . . . . . . . . . . . . . . . . . . . . .        835          1,135
      Deferred financing costs, net of accumulated amortization of
        $176 and $327 at December 31, 1995 and 1996   . . . . . . . . . . . . . . . .        430            282
      Intangible assets, net of accumulated amortization of
        $319 and $293 at December 31, 1995 and 1996   . . . . . . . . . . . . . . . .        599            749
      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        243          1,524
                                                                                       ---------      ---------
            Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,107          3,690
                                                                                       ---------      ---------
            Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  39,474      $  48,376
                                                                                       =========      =========

                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             DECEMBER 31,
                                                                                        ----------------------
                                                                                          1995          1996
                                                                                        --------     ---------
    Current liabilities:
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,487     $     594
      Payroll taxes and other payroll deductions payable  . . . . . . . . . . . .          9,829        10,099
      Accrued worksite employee payroll expense   . . . . . . . . . . . . . . . .         10,094        13,385
      Accrued workers' compensation claims  . . . . . . . . . . . . . . . . . . .            404            40
      Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . .          1,613         2,622
      Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           266
      Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .             74           491
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .             --           917
                                                                                        --------     ---------
            Total current liabilities   . . . . . . . . . . . . . . . . . . . . .         23,501        28,414

    Noncurrent liabilities:
      Accrued workers' compensation claims  . . . . . . . . . . . . . . . . . . .            621            --
      Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . .            --          2,558
      Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,605         4,112
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .             58            --
                                                                                        --------     ---------
            Total noncurrent liabilities  . . . . . . . . . . . . . . . . . . . .          5,284         6,670

    Commitments and contingencies

    Stockholders' equity:
      Preferred stock, par value $0.01 per share:
         Shares authorized - 20,000
         Shares issued and outstanding - none   . . . . . . . . . . . . . . . . .             --            --
      Common stock, $0.01 par value:
         Shares authorized - 60,000
         Shares issued and outstanding - 10,726 at
            December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . .            107           107
      Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .          5,706         5,706
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,876         7,479
                                                                                        --------     ---------
            Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .         10,689        13,292
                                                                                        --------     ---------
            Total liabilities and stockholders' equity  . . . . . . . . . . . . .       $ 39,474     $  48,376
                                                                                        ========     =========



                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                        1994              1995             1996
                                                                      ----------       ---------        ---------
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 564,459        $ 716,210        $ 899,596
    Direct costs:
      Salaries and wages of worksite employees  . . . . . . . .         453,750          582,893          737,177
      Benefits and payroll taxes  . . . . . . . . . . . . . . .          85,513          104,444          124,563
                                                                      ---------        ---------        ---------

    Gross profit  . . . . . . . . . . . . . . . . . . . . . . .          25,196           28,873           37,856

    Operating expenses:
      Salaries, wages and payroll taxes   . . . . . . . . . . .           8,094           10,951           14,515
      General and administrative expenses   . . . . . . . . . .           5,648            7,597            8,091
      Commissions   . . . . . . . . . . . . . . . . . . . . . .           3,231            3,942            4,039
      Advertising   . . . . . . . . . . . . . . . . . . . . . .           1,797            3,268            3,261
      Depreciation and amortization   . . . . . . . . . . . . .             567              894            1,473
                                                                      ---------        ---------        ---------

                                                                         19,337           26,652           31,379
                                                                      ---------        ---------        ---------

    Operating income  . . . . . . . . . . . . . . . . . . . . .           5,859            2,221            6,477
    Other income (expense):
      Interest income   . . . . . . . . . . . . . . . . . . . .             449              668              682
      Interest expense  . . . . . . . . . . . . . . . . . . .              (424)            (713)            (945)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . .              33                9           (1,400)
                                                                      ---------        ---------        ---------

                                                                             58              (36)          (1,663)
                                                                      ---------        ---------        ---------

    Income before income tax expense  . . . . . . . . . . . . .           5,917            2,185            4,814
    Income tax expense  . . . . . . . . . . . . . . . . . . . .           2,151            1,069            2,211
                                                                      ---------        ---------        ---------

    Net income  . . . . . . . . . . . . . . . . . . . . . . . .       $   3,766         $  1,116        $   2,603
                                                                      =========         ========        =========

    Net income per share of common stock  . . . . . . . . . . .       $    0.37         $   0.10        $    0.24
                                                                      =========         ========        =========

    Weighted average common shares outstanding  . . . . . . . .          10,395           10,865           11,105
                                                                      =========         ========        =========

                            See accompanying notes.

                               ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                        COMMON STOCK
                                                        OUTSTANDING            ADDITIONAL    RETAINED
                                                   -----------------------      PAID-IN      EARNINGS
                                                   SHARES           AMOUNT      CAPITAL      (DEFICIT)     TOTAL
                                                   ------          -------      -------      ---------     -----
    Balance at December 31, 1993  . . . . .          8,706       $     87        $   488    $     (6)      $    569
       Sale of common stock, net of
         issuance costs of $429 . . . . . .          1,532             15          3,556          --          3,571
       Issuance of common stock purchase
          warrants in connection with
          subordinated debt . . . . . . . .             --             --            150          --            150
       Net income . . . . . . . . . . . . .             --             --             --       3,766          3,766
                                                   -------       --------       --------    --------       --------
    Balance at December 31, 1994  . . . . .         10,238            102          4,194       3,760          8,056
       Exercise of stock options  . . . . .            488              5            392          --            397
       Income tax benefit from
          exercise of stock options . . . .             --             --          1,120          --          1,120
       Net income . . . . . . . . . . . . .             --             --             --       1,116          1,116
                                                   -------       --------        -------    --------       --------
    Balance at December 31, 1995  . . . . .         10,726            107          5,706       4,876         10,689
       Net income . . . . . . . . . . . . .             --             --             --       2,603          2,603
                                                   -------       --------       --------    --------       --------
    Balance at December 31, 1996  . . . . .         10,726       $    107       $  5,706    $  7,479       $ 13,292
                                                   =======       ========       ========    ========       ========




                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                        1994            1995             1996
                                                                     ----------       ----------       ----------
    Cash flows from operating activities:
      Net income    . . . . . . . . . . . . . . . . . . . . . .       $ 3,766           $ 1,116          $ 2,603
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities :
         Depreciation and amortization  . . . . . . . . . . . .           567             1,104            1,697
         Deferred income taxes  . . . . . . . . . . . . . . . .        (1,344)            2,191              917
         Loss (gain) on disposal of assets  . . . . . . . . . .             9                 2               (9)
         Changes is operating assets and liabilities:
            Cash and cash equivalents - restricted  . . . . . .             1               697               --
            Accounts receivable and unbilled revenues   . . . .        (5,054)           (3,266)          (2,245)
            Workers' compensation deposits  . . . . . . . . . .        (1,986)            2,776            1,038
            Prepaid expenses  . . . . . . . . . . . . . . . . .          (143)           (1,717)           1,362
            Other assets  . . . . . . . . . . . . . . . . . . .           (40)             (109)          (1,281)
            Accounts payable  . . . . . . . . . . . . . . . . .          (650)              738             (893)
            Payroll taxes and other
              payroll deductions payable  . . . . . . . . . . .         7,589              (373)             270
            Accrued workers' compensation claims  . . . . . . .         3,007            (4,780)            (985)
            Other accrued liabilities   . . . . . . . . . . . .        (1,107)            2,384            6,858
            Income taxes payable (refundable)   . . . . . . . .         1,543            (3,023)           2,470
                                                                     --------           -------         --------
               Total adjustments  . . . . . . . . . . . . . . .         2,392            (3,376)           9,199
                                                                     --------           --------        --------
               Net cash provided by
                  (used in) operating activities  . . . . . . .         6,158            (2,260)          11,802
                                                                     --------           -------          -------

    Cash flows from investing activities:
      Marketable securities:
         Purchases  . . . . . . . . . . . . . . . . . . . . . .        (7,333)           (2,521)              --
         Dispositions   . . . . . . . . . . . . . . . . . . . .         2,845             6,530              728
      Purchases of property and equipment   . . . . . . . . . .        (1,768)           (4,619)          (3,976)
      Increases in intangible assets  . . . . . . . . . . . . .           (63)             (610)            (245)
      Proceeds from the sale of assets  . . . . . . . . . . . .            10                15               20
                                                                     --------          --------        ---------
            Net cash used in investing activities   . . . . . .        (6,309)           (1,205)          (3,473)
                                                                     --------          --------        ---------


                               ADMINISTAFF, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                       1994             1995              1996
                                                                    ----------        ----------        ----------
    Cash flows from financing activities:
      Long-term debt and short-term borrowings:
         Proceeds   . . . . . . . . . . . . . . . . . . . . . .       $ 4,000          $     --          $ 2,500
         Repayments   . . . . . . . . . . . . . . . . . . . . .          (189)             (328)          (2,576)
         Deferred financing costs   . . . . . . . . . . . . . .          (357)              (99)              (3)
      Loans to employees  . . . . . . . . . . . . . . . . . . .            --              (835)            (300)
      Sale of common stock  . . . . . . . . . . . . . . . . . .         3,571                --               --
      Prepaid expenses - initial public offering costs  . . . .            --              (745)          (1,050)
      Proceeds from the exercise of stock options   . . . . . .            --               397               --
                                                                      -------          --------          -------
            Net cash provided by
               (used in) financing activities   . . . . . . . .         7,025            (1,610)          (1,429)
                                                                      -------          --------          -------
    Net increase (decrease) in cash and cash equivalents  . . .         6,874            (5,075)           6,900
    Cash and cash equivalents at beginning of year  . . . . . .         4,661            11,535            6,460
                                                                      -------          --------          -------
    Cash and cash equivalents at end of year  . . . . . . . . .       $11,535          $  6,460          $13,360
                                                                      =======          ========          =======

    Supplemental disclosures:
      Cash paid for interest  . . . . . . . . . . . . . . . . .       $   424          $    787          $ 1,005
      Cash paid (refunds received) for income taxes   . . . . .       $ 1,953          $  1,900          $(1,176)
      Noncash financing activity - issuance of common
         stock purchase warrants in connection with
         subordinated debt borrowings   . . . . . . . . . . . .       $   150          $     --          $    --



                            See accompanying notes.

                               ADMINISTAFF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. ACCOUNTING POLICIES

Description of Business

        (PEO) that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation programs, payroll tax filings, personnel records management, liability management, and other human resource services to small to medium sized businesses in several strategically selected markets. The Company operates primarily in the State of Texas.

Principles of Consolidation

        The consolidated financial statements include the accounts of Administaff, Inc., and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

        During 1995, the Company completed a reorganization by which it formed Administaff of Delaware, Inc., (the Holding Company) as a wholly-owned subsidiary of the Company. At the same time, the Holding Company formed a wholly- owned subsidiary, Administaff of Texas, Inc. into which the Company merged. The stockholders of the Company exchanged shares of Common Stock of the Company for shares of Common Stock of the Holding Company at a ratio of 3 for 2. All outstanding warrants and stock options of the Company were exchanged for warrants and stock options of the Holding Company at the same exchange ratio. The Holding Company then changed its name to Administaff, Inc. The reorganization had no effect on net income. Share amounts in the consolidated financial statements and accompanying notes have been restated to reflect the reorganization into the Holding Company (herein referred to as the Company) and the 3-for-2 exchange.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

        In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. This

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 effective January 1, 1996. There was no effect on the consolidated financial statements from such adoption.

Cash and Cash Equivalents

        Cash and cash equivalents include bank deposits and short-term investments with original maturities of three months or less when purchased.

Concentrations of Credit Risk

        Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable. The Company generally requires clients to pay no later than one day prior to the applicable payroll date and receipt of funds is verified prior to the release of payroll. As such, the Company generally does not require collateral.

Marketable Securities

        The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, based on the classification of such securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date.

Property and Equipment

        Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. The cost of property and equipment sold or otherwise retired and the accumulated depreciation applicable thereto are eliminated from the accounts, and the resulting profit or loss is reflected in operations.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The cost of property and equipment is depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

            Buildings and improvements  . . . . . . . . . . . . . . .  7-30 years
            Computer equipment  . . . . . . . . . . . . . . . . . . .  5-10 years
            Furniture and fixtures  . . . . . . . . . . . . . . . . .  3-10 years
            Vehicles  . . . . . . . . . . . . . . . . . . . . . . . .     5 years

Construction in progress at December 31, 1995 included costs incurred in connection with the construction of an additional corporate facility which was completed in February 1996. Interest capitalized in connection with this project was $74,000 and $60,000 for the years ended December 31, 1995 and 1996, respectively.

PEO Service Fees and Worksite Employee Payroll Costs

        The Company's revenues consist of service fees paid by its clients under its Client Service Agreements. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages, (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. The Company accounts for PEO service fees and the related direct payroll costs using the accrual method. Under the accrual method, PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Unbilled receivables at December 31, 1995 and 1996 are net of prepayments received prior to year-end of $661,000 and $2,371,000, respectively.

Intangible Assets

        Intangible assets include software development costs and referral fee costs paid for the enrollment of certain clients previously with an unrelated PEO. Software development costs at December 31, 1995 primarily include costs related to designing and installing the Company's computerized payroll system. Such costs are fully amortized as of December 31, 1996. Software development costs at December 31, 1996 include costs to redesign and install a new computerized payroll and management information system. The Company expects the redesign and installation to be completed during the second half of 1997 at which time such costs will commence being amortized using the straight- line method over a period of five years.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The referral fee costs are being amortized over a period of five years, which is the expected average retention period for the related clients.

Accrued Workers' Compensation Claims

        The Company has, from time to time, been insured under various types of workers' compensation policies. These have included a retrospective rating plan, whereby monthly premiums were paid to the insurance carrier based on estimated actual losses plus an administrative fee; a high deductible paid loss plan, whereby monthly premiums were paid based on a $500,000 deductible per occurrence; and a guaranteed cost plan whereby monthly premiums are paid for complete coverage of all claims under the policy.

        Accrued workers' compensation claims relate to policies in place prior to November 1, 1994 and are based on an estimate of reported and unreported losses, net of amounts covered under the applicable insurance policy, for injuries occurring on or before the balance sheet date. The loss estimates are based on several factors including the Company's current experience, relative health care costs, regional influences and other factors. While estimated losses may not be paid for several years, an accrual for outstanding claims on the retrospective rating plan and high deductible paid loss plan is maintained using the estimated net present value of such claims calculated at an interest rate of 6.25%, with changes in the accrual reflected as a component of direct costs in the period of the change. These estimates are continually reviewed and any adjustments are reflected in operations as they become known.

        In September 1995, the Company settled the remaining outstanding claims under certain retrospective rating workers' compensation policies in effect in prior years resulting in a reduction in workers' compensation costs of $1 million in 1995. This amount is included as a reduction in Direct costs:
Benefits and payroll taxes on the Consolidated Statements of Operations. In exchange for transferring the responsibility for all remaining claims under such policies, the Company paid the insurer $232,000. Prior to the settlement, the Company had accrued workers' compensation claims of approximately $1.2 million related to the settled policies.

        Beginning November 1, 1994, the Company has been insured under a guaranteed cost workers' compensation policy which is currently in effect through October 31, 1997.

Fair Value of Financial Instruments

        The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

        The carrying amounts of borrowings pursuant to the Company's revolving credit facility approximate fair value because the rate on such agreement is variable, based on current market rates.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair value of the other long-term debt was estimated by discounting future cash flows, including interest payments, using rates currently available for debt of similar terms and maturities, based on the Company's credit standing and other market factors. At December 31, 1996, the carrying amount of the Company's other long-term debt approximates fair value.

Stock-Based Compensation

        The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and intends to continue to do so. See Note 10.

Advertising

        The Company expenses all advertising costs as incurred.

Income Taxes

        The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Per Share Information

        Per share amounts have been computed based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods. Common stock equivalent shares consist of the incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock or if- converted method where applicable). Shares for which stock options were granted within a twelve month period prior to the Company's initial public offering are treated as outstanding for all periods presented. Therefore, shares for which options were granted subsequent to September 1994 have been considered as having been outstanding for purposes of the calculation for all periods presented. Common stock equivalent shares from stock options and warrants granted prior to the twelve months preceding the initial public offering are excluded from computations if their effect is antidilutive.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                              ADMINISTAFF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  MARKETABLE SECURITIES

        At December 31, 1995, the Company's marketable securities consisted of debt securities issued by local municipalities. The balance at December 31, 1995 consisted of securities with contractual maturities ranging from 10 years to 15 years from the date of purchase and were classified as available-for-sale. There were no unrealized holding gains or losses at December 31, 1995. Marketable securities held at December 31, 1995 were converted to cash equivalents during 1996, therefore, the Company had no marketable securities at December 31, 1996.

3. LONG-TERM DEBT

        Following is a summary of long-term debt:

                                                                DECEMBER 31,
                                                             -------------------
                                                             1995           1996
                                                             ----           ----
                                                               (IN THOUSANDS)
            Subordinated notes to a related party   . .   $ 4,000          $4,000
            $610,000 note payable to bank   . . . . . .       492             452
            Mortgage note payable to developers   . . .        73              38
            Mortgage note payable to bank   . . . . . .       114             113
                                                          -------         -------
            Total long-term debt  . . . . . . . . . . .     4,679           4,603
            Less current maturities   . . . . . . . . .       (74)           (491)
                                                          -------         -------
            Noncurrent portion  . . . . . . . . . . . .   $ 4,605         $ 4,112
                                                          =======         =======


        In May 1994, the Company issued $4,000,000 in subordinated notes to a private investor pursuant to a Securities Purchase Agreement. The subordinated notes mature in May 1999 and contain certain optional prepayment clauses. Interest accrues at the annual rate of 13% and is payable quarterly. The subordinated notes are subordinate to the $610,000 note payable to bank. The Securities Purchase Agreement provides the Company with the right of first refusal to repurchase the subordinated notes in the event of a proposed transfer of the subordinated notes by the investor. In connection with the subordinated notes, the Company issued the investor warrants to purchase 694,436 shares of common stock. In connection with this transaction, a representative of the investor became a member of the Board of Directors of the Company. Interest expense includes $520,000 in 1995 and 1996 related to the subordinated notes. See Note 5.

        The $610,000 note is payable to the bank in monthly installments of $7,000, including interest, with a final balloon payment of all remaining principal due on December 31, 1997. Interest accrues at the bank's prime rate plus 1% (9.25% at December 31, 1996). The note is secured by land, buildings and improvements.

        The mortgage note payable to developers is payable in annual installments of $41,327, including interest at 8.5%, through December 31, 1997. The note is secured by land with a cost of $218,000.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The mortgage note payable to bank is payable in monthly installments of $884, including interest at 8.375%, with a final balloon payment of all remaining principal due on July 1, 2008. The note is secured by land with a cost of $160,000.

        The subordinated notes, the $610,000 note, the mortgage note payable to developers, and the mortgage note payable to bank were repaid subsequent to December 31, 1996 using the proceeds from an initial public offering. In connection with the repayment of the subordinated notes, the Company will fully amortize the remaining deferred financing costs relating to such notes in the period of repayment. As of December 31, 1996, these costs totaled $237,000, net of accumulated amortization. See Note 11.

        The subordinated notes and the $610,000 note payable require the Company to maintain certain specified financial ratios and contain other restrictions customary in lending transactions of this type. The Company has obtained a waiver of the quick ratio covenant of the subordinated note agreement (a requirement covering two consecutive quarters) for the two quarters ended December 31, 1996. This waiver cures any noncompliance with the covenant as of December 31, 1996.

        In October 1995, the Company's wholly-owned subsidiary, Administaff of Texas, Inc. (AT), entered into a revolving credit agreement with The First National Bank of Chicago, as agent, pursuant to which the lenders that are parties thereto have agreed to advance funds to AT on a revolving basis in an amount not to exceed $10 million for general corporate purposes. Such agreement includes an agreement to issue standby letters of credit in an amount not to exceed a sublimit of $5 million. Borrowings under the agreement will bear interest at rates based on the bank's Corporate Base Rate or LIBOR plus an applicable margin at the time of borrowing. The Company is a guarantor under the agreement. The agreement requires the Company to maintain certain specified financial ratios and contains other restrictions customary in lending transactions of this type. This agreement also prohibits the declaration and payment of dividends if a default exists or, after giving effect to such dividend, would exist under such agreement. As of December 31, 1996 there is no amount outstanding under the agreement and AT has $10 million available for borrowings under the agreement.

        Maturities of long-term debt at December 31, 1996 are summarized as follows (in thousands):


              1997  . . . . . . . . . . . . . . . .     $     491
              1998  . . . . . . . . . . . . . . . .             1
              1999  . . . . . . . . . . . . . . . .         4,001
              2000  . . . . . . . . . . . . . . . .             2
              2001  . . . . . . . . . . . . . . . .             2
              Thereafter  . . . . . . . . . . . . .           106
                                                        ---------
                                                        $   4,603
                                                        =========

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. INCOME TAXES

        Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

                                                                               DECEMBER 31,
                                                                            -------------------
                                                                            1995           1996
                                                                            ----           ----
                                                                              (IN THOUSANDS)
    Deferred tax liabilities:
      Accrual of PEO service fees and costs   . . . . . . . . . . . .    $      --       $ (1,190)
      Client list acquisition costs   . . . . . . . . . . . . . . . .         (133)            --
      State income taxes  . . . . . . . . . . . . . . . . . . . . . .         (117)            --
      Depreciation and amortization   . . . . . . . . . . . . . . . .         (203)          (390)
                                                                          ---------      --------
         Total deferred tax liabilities   . . . . . . . . . . . . . .         (453)        (1,580)
    Deferred tax assets:  . . . . . . . . . . . . . . . . . . . . . .
      Accrued workers' compensation claims  . . . . . . . . . . . . .          404             16
      Uncollectible accounts receivable   . . . . . . . . . . . . . .          --             142
      Client list acquisition costs   . . . . . . . . . . . . . . . .          --              45
      Other accrued liabilities   . . . . . . . . . . . . . . . . . .           16            263
      State income taxes  . . . . . . . . . . . . . . . . . . . . . .           --            165
      Property and equipment  . . . . . . . . . . . . . . . . . . . .           33             32
                                                                        ----------      ---------
         Total deferred tax assets  . . . . . . . . . . . . . . . . .          453            663
                                                                        ----------       --------
    Net deferred tax assets (liabilities) . . . . . . . . . . . . . .   $       --       $   (917)
                                                                        ==========       ========

    Net current deferred liabilities  . . . . . . . . . . . . . . . .   $       --       $   (917)
    Net noncurrent deferred tax liabilities . . . . . . . . . . . . .          (58)            --
    Net current deferred tax assets   . . . . . . . . . . . . . . . .           58             --
                                                                        ----------      ---------
                                                                        $      --        $   (917)
                                                                        ==========       ========

        At December 31, 1995 and 1996, the Company had no valuation allowance related to the deferred tax assets as these deferred tax assets relate to tax deductions available to the Company as incurred in the future for which sufficient income taxes have been paid in prior years to ensure recoverability.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The components of income tax expense are as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                          1994         1995        1996
                                                                          ----         ----        ----
                                                                                    (IN THOUSANDS)
    Current income tax expense (benefit):
      Federal   . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,013    $   (948)     $   928
      State   . . . . . . . . . . . . . . . . . . . . . . . . . .             482        (174)         366
                                                                         --------    --------      -------
         Total current income tax expense (benefit)   . . . . . .           3,495      (1,122)       1,294
                                                                         --------    --------      -------
    Deferred income tax expense (benefit):
      Federal   . . . . . . . . . . . . . . . . . . . . . . . . .          (1,160)      1,902          900
      State   . . . . . . . . . . . . . . . . . . . . . . . . . .            (184)        289           17
                                                                         --------    --------      -------
         Total deferred income tax expense (benefit)  . . . . . .          (1,344)      2,191          917
                                                                         --------    -------       -------
         Total income tax expense   . . . . . . . . . . . . . . .        $  2,151     $ 1,069      $ 2,211
                                                                         ========     =======      =======

        In 1995, a tax benefit of $1.1 million resulting from deductions relating to the exercise of certain non- qualified employee stock option was recorded as an increase in stockholders' equity.

        The reconciliation of income tax expense computed at U. S. federal statutory tax rates to the reported income tax expense is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                           1994        1995         1996
                                                                           ----        ----         ----
                                                                                   (IN THOUSANDS)
      Expected income tax expense at 34%  . . . . . . . . . . . .         $ 2,012      $  743      $ 1,637
      State income taxes, net of federal benefit  . . . . . . . .             135         218          253
      Nondeductible expenses  . . . . . . . . . . . . . . . . . .               4           1          272
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . .              --         107           49
                                                                          -------      ------      -------
      Reported total income tax expense   . . . . . . . . . . . .         $ 2,151      $1,069      $ 2,211
                                                                          =======      ======      =======

5. STOCKHOLDERS' EQUITY

        In May 1994, the Company entered into a Stock Purchase Agreement with a private investor whereby the investor purchased 1,532,303 shares of common stock from the Company at a price of $2.61 per share. The Company realized net proceeds of $3,571,000. The Stock Purchase Agreement contains various restrictive covenants and provides the investor with certain antidilution privileges. An Investor Agreement provides the Company with the right of first refusal to repurchase the shares in the event of a proposed transfer of the shares by the investor. In addition, the Investor Agreement provides the Company with an option to repurchase up to 348,945 of the shares through June 1999 at prices beginning at $5.73 per share through June 1997 and escalating annually thereafter. See Note 11.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        In connection with the issuance of $4,000,000 in subordinated notes, the Company issued warrants to purchase 694,436 shares of common stock at a price of $2.61 per share to the noteholder. The Investor Agreement provides the Company with an option to repurchase 173,609 of the warrants or related shares through June 1999 at a price of $5.73 per warrant or related share less $2.61 per warrant if not yet exercised, through June 1997 and escalating annually thereafter. The holder of the subordinated notes may elect to exercise a portion or all of the warrants at the exercise price as a reduction of the outstanding balance of the subordinated notes. The warrants are exercisable through May 13, 2001 and contain certain antidilution provisions. In connection with the Company's initial public offering, 68,112 of such warrants were exercised subsequent to December 31, 1996. See Note 11.

        The Investor Agreement also provides the holders of the shares of common stock sold pursuant to the Stock Purchase Agreement and the common stock purchase warrants issued in connection with the subordinated notes with the right, subject to certain conditions, to require the Company to repurchase all or any portion of the shares and warrants at a price to be calculated in accordance with the Investor Agreement. This right becomes partially exercisable in November 1998 and fully exercisable in November 2002 and terminates upon a qualified public offering as defined in the Stock Purchase Agreement.

        Subsequent to December 31, 1996, the Company exercised its option, pursuant to the Investor Agreement, to repurchase 348,945 shares of common stock and 173,609 warrants to purchase common stock from the private investor and the noteholder. The total aggregate cost of the repurchase was approximately $2.5 million which was paid using proceeds from the Company's initial public offering. See Note 11.

        In connection with the Stock Purchase Agreement and the subordinated notes, the Company issued warrants to purchase 153,230 shares of common stock to a third party as partial payment of fees related to the transactions. The warrants are exercisable through June 1999 at prices commencing at $2.61 per share with annual escalations to $5.42 per share for the final year. The warrants contain certain antidilution provisions. In connection with the Company's initial public offering, 12,722 of such warrants were exercised subsequent to December 31, 1996.

        During 1995, options to purchase 448,667 shares of common stock at a price of $.75 per share and 40,000 shares of common stock at a price of $1.50 per share were exercised by an officer/director and employee of the Company, respectively.

6. OPERATING LEASES

        The Company leases various furniture, equipment, and office facilities under operating leases. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $905,000, $1,126,000 and $1,144,000 in 1994, 1995 and 1996, respectively. At December 31, 1996, future minimum rental

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

payments under noncancelable operating leases are as follows (in thousands):

                1997  . . . . . . . . . . . . . . . .       $   945
                1998  . . . . . . . . . . . . . . . .           663
                1999  . . . . . . . . . . . . . . . .           405
                2000  . . . . . . . . . . . . . . . .           199
                2001  . . . . . . . . . . . . . . . .            33
                                                            -------
                                                            $ 2,245
                                                            =======

7. EMPLOYEE SAVINGS PLAN

        The Company has adopted a 401(k) profit sharing plan (the Plan) for the benefit of all eligible employees as defined in the plan agreement. The Plan is a defined-contribution plan to which eligible employees may make contributions, on a before-tax basis, of from 1% to 20% of their compensation during each year while they are a plan participant. Under the Plan, employee salary deferral contributions are limited to amounts established by tax laws. Participants are at all times fully vested in their salary deferral contributions to the Plan and the earnings thereon. All amounts contributed pursuant to the Plan are held in a trust and invested, pursuant to the participant's election, in one or more investment funds offered by a third party record keeper.

        Employees are eligible to participate in the plan on the entry date coincident with or next following age 21 and upon completion of at least 1,000 hours of service in a consecutive 12-month period. Highly compensated employees assigned to clients which have less than 100% of their workforce employed by the Company are not eligible to participate. Entry dates are the first day of each calendar month. Service with a client company is credited for eligibility and vesting purposes under the plan.

        Effective June 1, 1994 the plan was amended to add the option of offering matching contributions to certain worksite employees under Section 401(m) of the Internal Revenue Code (the "Code"). The Company does not make matching contributions to the plan for its corporate employees. Under this option, client companies may elect to participate in the matching program, pursuant to which the client companies contribute 50% of an employee's contributions up to 6% of the employee's compensation each pay period. Participants vest in these matching contributions on a graduated basis over five years with 20% vesting after one year of service and 100% vesting after five years of service. For employees participating in the matching program, the maximum salary deferral contribution is 17% rather than 20%. In addition, participants shall be fully vested in these matching contributions upon normal retirement (i.e., attainment of age 65) or death. Total matching contributions related to worksite employees for the years ended December 31, 1994, 1995 and 1996 were $41,000, $420,000 and $993,000, respectively, all of which were reimbursed to the Company by the client companies.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS

        Accounts receivable from related parties at December 31, 1995 includes $93,000 from a company in which three of the directors of the Company own a minority interest. Such amount was repaid during 1996. Accounts receivable from related parties also includes $627,000 and $439,000 from employees of the Company at December 31, 1995 and 1996, respectively.

        In April 1996, the Company entered into a settlement agreement relating to litigation in which the Company and Technology and Business Consultants, Inc. ("TBC") were co-defendants. TBC is a company whose stockholders are three directors/officers of the Company. In accordance with the settlement agreement, $285,000 was paid to the plaintiff. The Company paid the entire amount of the settlement; however, TBC agreed to reimburse the Company for the entire amount of the settlement not recovered through the Company's general liability insurance. In August 1996, the Company received $113,000 pursuant to such coverage. The remaining $172,000 was reimbursed by TBC prior to December 31, 1996.

        In October 1996, the Company purchased various computer equipment from TBC at a total cost of $209,000.

        In June 1995, an officer of the Company exercised options to purchase 448,667 shares of common stock at a price of $0.75 per share. The purchase price was paid in cash by the officer. In connection with the exercise, the Company entered into a loan agreement with the officer, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the officer in the amount of $694,000. The loan agreement called for an additional amount to be advanced to the officer in the event the ultimate tax liability resulting from the exercise exceeded the statutory withholding requirements. In April 1996, the Company loaned the officer an additional $300,000 relating to this transaction. The loans are repayable in five years, accrue interest at 6.83%, and are secured by 414,252 shares of the Company's common stock.

        In September 1995, an employee of the Company exercised options to purchase 40,000 shares of common stock at a price of $1.50 per share. The purchase price was paid in cash by the employee. In connection with the exercise, the Company entered into a loan agreement with the employee, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the employee in the amount of $141,000. The loan is repayable in five years, accrues interest at 6.83%, and is secured by 40,000 shares of the Company's common stock.

9. COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company's financial position

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

or results of operations.

        The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the "IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. With respect to the 401(k) Plan audit, the Company understands that the IRS Houston District intends to seek technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and (2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative discrimination test. A draft copy of the Technical Advice Request has been sent to the Company for its comments before the IRS Houston District submits it to the IRS National Office. The draft of the Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company also understands that, with respect to the Market Segment study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") is being referred to the IRS National Office.

        Whether the National Office will address the Technical Advice Request independently of the Industry Issue is unclear. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusion were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

        In addition to the 401(k) Plan audit and Market Segment Study, the Company notified the IRS of certain operational issues concerning nondiscrimination test results for certain prior plan years. In 1991 the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year such record keeper reported to the Company that such nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received such notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years, except 1995.

        With respect to the 1995 plan year, the Company has caused the 401(k) Plan to refund the required excess contributions and earnings thereon to the affected employees. In connection with this correction, the Company paid, subsequent to December 31, 1996, approximately $47,000 for an excise tax applicable to this plan year. With respect to all other plan years, the Company has proposed a corrective action to the IRS under which the Company would make additional contributions to certain plan participants which bring the plan into compliance with the discriminations tests.

        The Company has recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years, which accrual is reflected in Other accrued liabilities - noncurrent on the Consolidated Balance Sheet. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties, which amount is reflected in Other assets on the Consolidated Balance Sheet. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

may be ultimately required to pay will not substantially exceed the amount accrued. The net of these amounts is reflected on the Company's Consolidated Statement of Operations as a component of other income (expense), net, and their tax effect is included in the provision for income taxes. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

10. EMPLOYEE STOCK OPTION PLAN

        In April 1995, the Company established the 1995 Administaff Employee Stock Option Plan (the "Stock Option Plan"), pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 357,957 shares of Common Stock of the Company. Stock options granted to employees under the Stock Option Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code. The purpose of the Stock Option Plan is to further the growth and development of the Company and its subsidiaries by providing, through ownership of stock of the Company, an incentive to employees of the Company and its subsidiaries, to increase such persons' interests in the Company's welfare, and to encourage them to continue their services to the Company and its subsidiaries.

        The Stock Option Plan is administered by the Board of Directors (the "Board"). The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, and the number of shares to be covered by and all of the terms of the options. The Board may at any time terminate or amend the Stock Option Plan; provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options. Further, no material amendment to the Stock Option Plan, such as an increase in the total number of shares covered by the Stock Option Plan, a change in the class of persons eligible to receive options, a reduction in the exercise price of options, and extension of the latest date upon which options may be exercised, shall be effective without stockholder approval.

        Beginning in April 1995, the Company has granted, from time to time, options to purchase common stock to certain employees of the Company pursuant to the Stock Option Plan. At December 31, 1996, options to purchase 142,197 shares were exercisable and options to purchase 53,353 shares become exercisable in 1997. The weighted average remaining contractual life of all outstanding options at December 31, 1996 was approximately 8.8 years. The weighted average fair value of options granted during 1995 and 1996 was $4.64 and $5.77, respectively. At December 31, 1996, options to purchase 4,401 shares of common stock were available for future grants under the Stock Option Plan. Changes in outstanding options granted pursuant to the Stock Option Plan are summarized in the table below.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                   EXERCISE           TOTAL
                                                                                    PRICE         PROCEEDS UPON
                                                                   SHARES         PER SHARE          EXERCISE
                                                                   ------         ---------          --------

    Outstanding at December 31, 1994  . . . . . . . . . . . .           --            --                     --
       Granted  . . . . . . . . . . . . . . . . . . . . . . .      340,905      $6.00 - $13.50       $3,876,000
                                                                   --------     --------------       ----------

    Outstanding at December 31, 1995  . . . . . . . . . . . .      340,905       6.00 - 13.50         3,876,000
       Granted  . . . . . . . . . . . . . . . . . . . . . . .       22,234          13.50               300,000
       Canceled . . . . . . . . . . . . . . . . . . . . . . .      (17,083)         13.50              (231,000)
                                                                  ---------     ---------------      -----------

    Outstanding at December 31, 1996  . . . . . . . . . . . .      346,056      $ 6.00 - $13.50      $ 3,945,000
                                                                  =========     ===============      ===========

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation arrangements because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock- Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

        Pro forma information regarding net income and earnings per shares is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted- average assumptions: risk-free interest rates of 6.0% in both years; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 0.45; and a weighted-average expected life of the options of 4.9 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1995                1996
                                                                  ----                ----

    Pro forma net income (in thousands) . . . . . . . . . . .    $   891            $ 2,297
    Pro forma earnings per share  . . . . . . . . . . . . . .    $  0.08            $  0.21

11. INITIAL PUBLIC OFFERING

        The Company filed a registration statement with the Securities and Exchange Commission ("SEC") in September 1995 to register the sale of up to 3,000,000 shares of its common stock. Such offering was completed in January 1997. The net proceeds to the Company from the sale of the 3,000,000 shares offered by the Company (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. Of these proceeds, the Company currently expects to allocate approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. In addition, the Company utilized approximately $7.2 million of such proceeds as follows: (i) $4.0 million to repay the subordinated notes, (ii) approximately $2.5 million to exercise its option to repurchase 348,945 shares of Common Stock from a private investor and its option to repurchase 173,609 warrants to purchase shares of Common Stock from the noteholder, and (iii) approximately $0.7 million to retire the current balances of certain secured loans. The Company incurred approximately $1.8 million in legal, accounting, printing and other costs in connection with the offering. Such costs are included in prepaid expenses at December 31, 1996. Such costs will be reflected as a reduction to stockholders' equity in the first quarter of 1997. The balance of the proceeds will be used for working capital purposes, which may include acquisitions of existing PEO operations should favorable acquisition opportunities arise. Pending the application of such funds, the Company intends to invest the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

        Supplemental net income per share is $0.27 for the year ended December 31, 1996 and is determined by adding back the interest expense, net of income taxes associated with the debt which was retired by the proceeds of the offering to net income. The number of shares outstanding used in calculating supplemental net income per share was the weighted average common shares outstanding after giving effect to the estimated number of shares that would be required to be sold in the offering to repay the debt and to repurchase the common stock and warrants.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                             QUARTER ENDED,
                                                           ----------------------------------------------------
                                                           MARCH 31        JUNE 30       SEPT. 30       DEC. 31
                                                           --------        -------       --------       -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Year ended December 31, 1995:
        Revenues  . . . . . . . . . . . . . .              $ 158,223     $ 167,064      $ 180,332      $ 210,591
        Gross profit  . . . . . . . . . . . .                  4,761         6,704          8,811          8,597
        Operating income (loss)   . . . . . .                 (1,675)           67          2,672          1,157
        Net income (loss)   . . . . . . . . .                 (1,149)           47          1,718            500
        Net income (loss) per share   . . . .                ($ 0.11)      ($ 0.00)        $ 0.16         $ 0.05

    Year ended December 31, 1996:
        Revenues  . . . . . . . . . . . . . .              $ 194,336     $ 209,726      $ 231,190      $ 264,344
        Gross profit  . . . . . . . . . . . .                  6,189         8,651         11,285         11,731
        Operating income (loss)   . . . . . .                 (1,302)        1,049          3,476          3,254
        Net income (loss)   . . . . . . . . .                   (909)          552            971          1,989
        Net income (loss) per share   . . . .                ($ 0.08)       $ 0.05         $ 0.09         $ 0.17


                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------

            3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

            3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

            4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                  1997).

            4.2 Registration Rights Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc., Pyramid Ventures, Inc. And the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth Fund-1991 Trust (incorporated by reference to
                  Exhibit 4.2 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

            4.3 Investor Agreement, as amended, date May 13, 1994 by and among Administaff, Inc., Pyramid Ventures, Inc. and the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth Fund-1991 Trust (incorporated by reference to Exhibit
                  4.3 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

            4.4 Common Stock Warrant, as amended, issued to the Texas Growth Fund-1991 Trust on May 13, 1994 (incorporated by reference to
                  Exhibit 4.4 to the Registrant's Registration Statement on form S- 1 (No. 33-96952) declared

          EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------
                  effective on January 28, 1997).

            4.5 Warrant Agreement, as amended, dated May 13, 1994, between Rauscher Pierce Refsnes, Inc. and Administaff, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

            4.6 Voting Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc., Pyramid Ventures, Inc., the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth Fund-1991 Trust and certain stockholders of Administaff, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

            4.7 Subordinated Note of Administaff, Inc. in favor of The Board of Trustees of the Texas Growth Fund, as Trustee (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.1 Amended and Restated Promissory Note among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, amending and restating a Promissory Note dated June 22, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.2   Amended and Restated Promissory Note among Administaff,
                  Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of December 30, 1996, amending and restating a Promissory Note dated September 4, 1995 (incorporated by reference to
                  Exhibit 10.2 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28,
                  1997).

           10.3   Credit agreement between Administaff, Inc. and First
                  National Bank of Chicago, dated as of October 16, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.4 Amendment No. 1 and Waiver to Credit Agreement, dated as of March 12, 1996 (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.5   Amended and Restated Promissory Note, dated as of December
                  16, 1996, among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, pursuant to which the collateral securing the promissory notes included as Exhibit 10.1 and is pledged (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.6 Amended and Restated Security Agreement - Pledge Among Administaff, Inc.,

          EXHIBIT
          NUMBER                       DESCRIPTION
          -------                      -----------
                  Jerald L. Broussard and Mary Catherine Broussard, dated as of December 30, 1996, pursuant to which the collateral securing the promissory note included as Exhibit 10.2 is pledged (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.7 1995 Administaff Stock Option Plan (as amended and restated) (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.8 Form of Second Amended and Restated Promissory Note (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           10.9 Form of Second Amended and Restated Security Agreement - Pledge (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

           11.1   Statement re: Computation of Per Share Earnings.

           21.1   Subsidiaries of Administaff, Inc.

           27.1   Financial Data Schedule.