Form 10-Q
period 1997-03-31
ADMINISTAFF INC \DE\
filed 1997-05-14
CIK 1000753

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1997.
                                                        or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

           For the transition period from               to
                                          -------------    ------------

                          Commission File No. 1-13998


                               ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                             76-0479645
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)

      19001 Crescent Springs Drive
             Kingwood, Texas                          77339
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


(Registrant's Telephone Number, Including Area Code):  (281) 358-8986


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1997: 13,448,498 shares.

===============================================================================

                               TABLE OF CONTENTS


                                                      PART I

Item 1.       Financial Statements ..................................................................    3


Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................................................   14


                                                      PART II

Item 1.       Legal Proceedings......................................................................   21


Item 6.       Exhibits and Reports on Form 8-K.......................................................   21


                               ADMINISTAFF, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                     DECEMBER 31,   MARCH 31,
                                                        1996          1997
                                                     ----------    ----------
                                                                   (UNAUDITED)
 Current assets:
   Cash and cash equivalents .....................   $   13,360    $   32,564
   Marketable securities .........................           --        18,917
   Accounts receivable:
      Trade ......................................        3,490         1,822
      Unbilled receivables .......................       12,742        17,628
      Related parties ............................          439           360
      Other ......................................          344           441
   Prepaid expenses ..............................        2,668           783
                                                     ----------    ----------
         Total current assets ....................       33,043        72,515
Property and equipment:
   Land ..........................................          817           817
   Buildings and improvements ....................        6,564         6,656
   Computer equipment ............................        3,093         3,517
   Furniture and fixtures ........................        3,767         4,309
   Vehicles ......................................          761           886
                                                     ----------    ----------
                                                         15,002        16,185
   Accumulated depreciation ......................       (3,359)       (3,816)
                                                     ----------    ----------
         Total property and equipment ............       11,643        12,369
Other assets:
   Notes receivable from employees ...............        1,135         1,154
   Deferred financing costs ......................          282            28
   Intangible assets .............................          749           805
   Other assets ..................................        1,524         1,497
                                                     ----------    ----------
         Total other assets ......................        3,690         3,484
                                                     ----------    ----------
         Total assets ............................   $   48,376    $   88,368
                                                     ==========    ==========

                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        DECEMBER 31,   MARCH 31,
                                                           1996         1997
                                                        ----------   ----------
                                                                     (UNAUDITED)
Current liabilities:
   Accounts payable .................................   $      594   $    1,709
   Payroll taxes and other payroll deductions payable       10,099        7,821
   Accrued worksite employee payroll expense ........       13,385       17,232
   Other accrued liabilities ........................        2,662        2,094
   Income taxes payable .............................          266          184
   Current maturities of long-term debt .............          491           --
   Deferred income taxes ............................          917          501
                                                        ----------   ----------
         Total current liabilities ..................       28,414       29,541

Noncurrent liabilities:
   Other accrued liabilities ........................        2,558        2,558
   Long-term debt ...................................        4,112           --
   Deferred income taxes ............................           --          107
                                                        ----------   ----------
         Total noncurrent liabilities ...............        6,670        2,665

Commitments and contingencies

Stockholders' equity:
   Common stock .....................................          107          138
   Additional paid-in capital .......................        5,706       50,608
   Retained earnings ................................        7,479        7,472
   Treasury stock, at cost ..........................           --       (1,999)
   Unrealized loss on marketable securities .........           --          (57)
                                                        ----------   ----------
         Total stockholders' equity .................       13,292       56,162
                                                        ----------   ----------
         Total liabilities and stockholders' equity .   $   48,376   $   88,368
                                                        ==========   ==========


                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1996          1997
                                                     -----------    -----------
Revenues .........................................   $   194,336    $   262,200
Direct costs:
   Salaries and wages of worksite employees ......       158,053        215,659
   Benefits and payroll taxes ....................        30,094         37,751
                                                     -----------    -----------

Gross profit .....................................         6,189          8,790

Operating expenses:
   Salaries, wages and payroll taxes .............         3,516          4,198
   General and administrative expenses ...........         2,006          2,589
   Commissions ...................................           919          1,024
   Advertising ...................................           749            796
   Depreciation and amortization .................           301            461
                                                     -----------    -----------

                                                           7,491          9,068
                                                     -----------    -----------

Operating loss ...................................        (1,302)          (278)
Other income (expense):
   Interest income ...............................           129            590
   Interest expense ..............................          (261)          (321)
   Other, net ....................................            --             (3)
                                                     -----------    -----------

                                                            (132)           266
                                                     -----------    -----------

Loss before income tax benefit ...................        (1,434)           (12)
Income tax benefit ...............................           525              5
                                                     -----------    -----------

Net loss .........................................   $      (909)   $        (7)
                                                     ===========    ===========

Net loss per share of common stock ...............   $     (0.08)   $      0.00
                                                     ===========    ===========

Weighted average common shares outstanding .......        10,839         12,478
                                                     ===========    ===========

                            See accompanying notes.

                               ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                   COMMON STOCK                                          UNREALIZED
                                                      ISSUED         ADDITIONAL                            LOSS ON
                                                -------------------   PAID-IN     RETAINED    TREASURY   MARKETABLE
                                                 SHARES     AMOUNT    CAPITAL     EARNINGS     STOCK     SECURITIES    TOTAL
                                                --------   --------   --------    --------    --------    --------    --------
Balance at December 31, 1996                      10,726   $    107   $  5,706    $  7,479    $     --    $     --    $ 13,292
   Issuance of common stock through
     initial public offering, net of
     offering costs of $5,584                      3,000         30     45,386          --          --          --      45,416
   Purchase of treasury stock, at cost                --         --         --          --      (1,999)         --      (1,999)
   Repurchase of common stock
      purchase warrants                               --         --       (542)         --          --          --        (542)
   Exercise of common stock
      purchase warrants                               70          1         47          --          --          --          48
   Exercise of stock options                           1         --         11          --          --          --          11
   Change in unrealized loss
     on marketable securities                         --         --         --          --          --         (57)        (57)
   Net loss                                           --         --         --          (7)         --          --          (7)
                                                --------   --------   --------    --------    --------    --------    --------
Balance at March 31, 1997                         13,797   $    138   $ 50,608    $  7,472    $ (1,999)   $    (57)   $ 56,162
                                                ========   ========   ========    ========    ========    ========    ========







                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1996          1997
                                                                    ----------    ----------
Cash flows from operating activities:
   Net loss .....................................................   $     (909)   $       (7)
   Adjustments to reconcile net loss to net cash
     used in operating activities :
       Depreciation and amortization ............................          359           730
       Deferred income taxes ....................................          (21)         (309)
       Changes is operating assets and liabilities:
        Accounts receivable and unbilled revenues ...............         (509)       (3,236)
        Workers' compensation deposits ..........................          430            --
        Prepaid expenses ........................................          795          (107)
        Other assets ............................................           69            27
        Accounts payable ........................................         (265)        1,115
        Payroll taxes and other payroll deductions payable ......       (1,603)       (2,278)
        Other accrued liabilities ...............................        1,673         3,279
        Income taxes payable ....................................         (513)          (82)
                                                                    ----------    ----------
           Total adjustments ....................................          415          (861)
                                                                    ----------    ----------

           Net cash used in operating activities ................         (494)         (868)
                                                                    ----------    ----------
Cash flows from investing activities:
   Marketable securities:
      Purchases .................................................           --       (20,469)
      Dispositions ..............................................           --         1,495
   Purchases of property and equipment ..........................       (2,689)       (1,181)
   Increases in intangible assets ...............................          (45)          (77)
                                                                    ----------    ----------

           Net cash used in investing activities ................       (2,734)      (20,232)
                                                                    ----------    ----------

                               ADMINISTAFF, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           1996          1997
                                                                                        ----------    ----------
Cash flows from financing activities:
   Long-term debt and short-term borrowings:
      Proceeds ......................................................................   $    1,500    $       --
      Repayments ....................................................................          (12)       (4,603)
   Proceeds from the issuance of common stock .......................................           --        47,430
   Purchase of treasury stock .......................................................           --        (1,999)
   Repurchase of common stock purchase warrants .....................................           --          (542)
   Prepaid expenses - initial public offering costs .................................          178           (22)
   Proceeds from the exercise of stock options ......................................           --            11
   Proceeds from the exercise of common stock
      purchase warrants .............................................................           --            48
   Loans to employees ...............................................................           --           (19)
                                                                                        ----------    ----------

         Net cash provided by financing activities ..................................        1,666        40,304
                                                                                        ----------    ----------

Net increase (decrease) in cash and cash equivalents ................................       (1,562)       19,204
Cash and cash equivalents at beginning of period ....................................        6,460        13,360
                                                                                        ----------    ----------
Cash and cash equivalents at end of period ..........................................   $    4,898    $   32,564
                                                                                        ==========    ==========






                            See accompanying notes.

                               ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

1. BASIS OF PRESENTATION

     Administaff, Inc. (the Company) is a professional employer organization
(PEO) that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation programs, personnel records management, liability management, recruiting and selection, performance management, and training and development services to small to medium sized businesses in several strategically selected markets. The Company operates primarily in the State of Texas.

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

     The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at March 31,1997 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment related taxes to be largest in the first quarter and then decline over the course of the year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996.

2.   PER SHARE INFORMATION

     Per share amounts have been computed based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods. Common stock equivalent shares consist of the incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock or if-converted method where applicable).

     For the three months ended March 31, 1997, common stock equivalent shares have been excluded from the computation of loss per share as their effect is antidilutive.

     For the three months ended March 31, 1996, shares for which options were granted subsequent to September 1994 (twelve months prior to the Company's initial public offering) are considered outstanding for purposes of the loss per share calculation. Common stock equivalent shares from stock options and warrants granted prior to September 1994 have been excluded from the computation as their effect is antidilutive.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of Statement No. 128 on primary and fully diluted loss per share is not expected to be material for the three months ended March 31, 1997 and March 31, 1996.

3. INITIAL PUBLIC OFFERING

     The Company completed an initial public offering in January 1997. The net proceeds to the Company from the sale of the 3,000,000 shares offered by the Company (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. In addition, during the registration process, the Company incurred $2.0 million in legal, accounting, printing and other costs in connection with the offering, which were offset against the proceeds of the offering as a component of additional paid-in capital. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the company's outstanding indebtedness at the time the offering was completed, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of Common Stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of Common Stock from the subordinated noteholder. Of the remaining proceeds, the Company currently expects to allocate approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. The balance of the proceeds will be used for working capital purposes. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

4.  MARKETABLE SECURITIES

     At March 31, 1997, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to 18 months from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded as a component of stockholders' equity.

5.  COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company's financial position or results of operations.

     The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the "IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and
(2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative nondiscrimination test. A copy of the Technical Advice Request has been sent to the Company for its response to the IRS National Office. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company also understands that, with respect to the Market Segment study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") is being referred to the IRS National Office.

     Whether the National Office will address the Technical Advice Request independently of the Industry Issue is unclear. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusion was applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In addition to the 401(k) Plan audit and Market Segment Study, the Company notified the IRS of certain operational issues concerning nondiscrimination test results for certain prior plan years. In 1991 the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year such record keeper reported to the Company that such nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received such notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years except 1995.

     With respect to the 1995 plan year, the Company has caused the 401(k) Plan to refund the required excess contributions and earnings thereon to the affected employees. In connection with this correction, the Company paid approximately $47,000 for an excise tax applicable to this plan year. With respect to all other plan years, the Company has proposed a corrective action to the IRS under which the Company would make additional contributions to certain plan participants which bring the plan into compliance with the nondiscrimination tests.

     During 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years, which accrual is reflected in Other accrued liabilities noncurrent on the Consolidated Balance Sheet. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, at the same time, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties, which amount is reflected in Other assets on the Consolidated Balance Sheet. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company may be ultimately required to pay will not substantially exceed the amount accrued. There has been no change in the amounts of the accrual or the amount recoverable from the record keeper subsequent to December 31, 1996. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

     The following table presents certain information related to the Company's results of operations for the three months ended March 31, 1996 and 1997.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                        1996          1997       CHANGE
                                                      --------      --------   ----------
                                                       (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
   Revenues ......................................   $ 194,336     $ 262,200       34.9%
   Gross profit ..................................       6,189         8,790       42.0%
   Gross profit margin ...........................         3.2%          3.4%
   Operating loss ................................      (1,302)         (278)      78.6%
STATISTICAL DATA:
   Monthly revenue per worksite employee .........       3,060         3,326        8.7%
   Monthly payroll cost per worksite employee ....       2,469         2,710        9.8%
   Monthly gross markup per worksite employee ....         591           616        4.2%
   Average number of worksite employees paid
      per month during period ....................      20,302        25,026       23.3%


REVENUES

       The Company's revenues for the three months ended March 31, 1997 increased 34.9% over the same period in 1996 due to an increase in worksite employees paid accompanied by an increase in the revenue per employee. The Company's expansion of its sales force through new market and sales office openings is the primary factor contributing to the increased number of worksite employees. The Company's new markets (defined as markets opened after September 1993 - the commencement of the Company's national expansion plan) contributed approximately $80 million of the Company's total revenues for the first quarter of 1997 versus approximately $37 million during the same period of 1996. The Company added to its sales force in the Houston market in January 1997 and expects continued growth in the number of worksite employees during the remainder of 1997 versus 1996 due to the effect of sales in existing markets and the Company's national expansion plan.

       The increase in revenue per employee of 8.7% directly relates to the increase in payroll cost per employee of 9.8%. This increase reflects the continuing effects of the net addition, through the

Company's sales efforts, of clients with worksite employees with higher average base pay to the existing client base.

GROSS PROFIT MARGIN

       The Company's gross profit margin increased to 3.4% for the first quarter of 1997 versus 3.2% for the first quarter of 1996. The primary factor resulting in the increase in gross profit margin was a decrease in the cost of providing employee benefits and worker's compensation coverage as a percent of revenue. In addition, employment related taxes decreased slightly as a percent of payroll cost as compared to the first quarter of 1996. These factors were partially offset by a decrease in the gross markup per person as a percent of revenue.

       The cost of providing employee benefits, which includes workers' compensation costs and benefit plan premiums, was slightly lower in the first quarter of 1997 than in the first quarter of 1996. Workers' compensation costs decreased from 2.4% of payroll cost during the first quarter of 1996 to 1.9% of payroll cost during the first quarter of 1997. This reduction was due to the rate on the Company's fixed premium policy in effect during the 1997 period being lower than the rate in place during the first quarter of 1996. Benefit plan premiums declined from 6.6% of revenue during the first quarter of 1996 to 6.0% of revenue during the first quarter of 1997. The lower costs relative to revenue and payroll cost in both worker's compensation and benefit plan premiums reflect the reduced risk sensitivity of the current composition of the Company's client base as compared to the 1996 period.

       Employment related taxes as a percent of payroll cost declined slightly from 8.5% during the first quarter of 1996 to 8.3% during the 1997 period. This reduction reflects a net decrease in the weighted average state unemployment tax rates paid by the Company as compared to the same period in 1996.

       The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in markup per employee as a percent of revenue from 19.3% in 1995 to 18.5% in 1996. The Company generally charges lower overall rates as a percentage of gross payroll on higher wage, less risk sensitive employees. The Company attempts to match the lower overall rates charged on these employees with reductions in its cost of providing employee benefits and workers' compensation coverage as a percent of revenue or payroll cost. The improvement in gross profit margin for the first quarter of 1997 as compared to the first quarter of 1996 reflects the results of these efforts.

       OPERATING EXPENSES

       Operating expenses decreased as a percent of revenue from 3.9% in the first quarter of 1996 to 3.5% in the first quarter of 1997. Total operating expenses increased 21.1% while revenues and gross profit increased 34.9% and 42.0%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation related costs (salaries, wages and payroll taxes and commissions) which increased at a lower rate than the increase in revenues; increased general and administrative expenses and increased depreciation and amortization expense. General and administrative expenses were comparable at 1.0% of revenue in both periods; the overall increase being attributable to the continued growth of the Company. Advertising expenses were only slightly higher than the 1996 period. The factors noted above include the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in new markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $1.8 million in the first quarter of 1997 versus $1.4 million during the first quarter of 1996. Excluding the impact of expenses incurred directly in the new markets, operating expenses increased $1.2 million, or 16.6% as compared to the first quarter of 1996.

       Depreciation and amortization expense increased 53.1% over the 1996 period. This increase is primarily due to capital expenditures related to a new corporate facility, placed into service in February 1996, and capital expenditures related to the opening of new sales offices and increases in corporate service capacity.

       NET INCOME

       Interest income increased significantly over the first quarter of 1996 due to proceeds from the Company's initial public offering received in early February 1997. Interest expense decreased $60,000 as reductions in interest expense due to the repayment of the Company's outstanding indebtedness were partially offset by the one-time write off of deferred financing costs relating to the repaid indebtedness.

       The Company's provision for income taxes differs from the U.S. statutory rate of 34% due primarily to state income taxes in both periods.

       As a result of the 34.9% increase in revenues, the 42.0% increase in gross profit, the decline in operating expenses as a percent of revenue, and the increase in net interest income, the Company's net loss for the three months ended March 31, 1997 was $7,000, or $0.00 per share, versus a loss of $909,000, or $0.08 per share, for the three months ended March 31, 1996. Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment related taxes to be largest in the first quarter and then decline over the course of the year. The Company expects remaining 1997 results will be consistent with this pattern.

LIQUIDITY AND CAPITAL RESOURCES

       The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans including potential acquisitions, debt service requirements and other operating cash needs. As a result of this process, the Company has, in the past, sought and may, in the future, seek to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash and marketable securities on hand, cash flows from operations and available borrowing capacity under its Credit Agreement will be adequate to meet its liquidity requirements through at least 1998. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs.

       The Company has $51.5 million in cash and cash equivalents and marketable securities at March 31, 1997, of which approximately $4.2 million is payable in early April 1997 for withheld federal and state income taxes and FICA. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements which may include acquisitions of existing PEO operations should favorable acquisition opportunities arise, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices and capital expenditures. The Company repaid all of its long-term debt during the first quarter of 1997 utilizing the proceeds from its initial public offering and has no long-term debt as of March 31, 1997. At March 31, 1997 the Company had net working capital of $43.0 million which is significantly increased from $4.6 million at December 31, 1996 due to the proceeds from the Company's initial public offering.

       CASH FLOWS FROM OPERATING ACTIVITIES

       The Company's cash flows from operating activities for the first quarter of 1997 and 1996 were not significantly different as an increase in accounts receivable and unbilled receivables during the first quarter of 1997 versus the first quarter of 1996 was offset by an increase in accounts payable and other accrued liabilities for the same periods.

       CASH FLOWS FROM INVESTING ACTIVITIES

       Net purchases of marketable securities during the first quarter of 1997 reflect the investment of a portion of the proceeds from the Company's initial public offering in short-term, highly liquid marketable securities with maturities greater than 90 days consisting primarily of corporate and government bonds.

       Capital expenditures during the first quarter of 1997 were primarily related to the opening of a new sales office in Houston in January, the opening of a new sales office in Orange County, California in early April and furniture, equipment and computer equipment at its corporate office facilities. Capital expenditures for the first quarter of 1996 consist primarily of costs to complete, furnish and equip a Company-owned facility which was opened in February 1996.

       CASH FLOWS FROM FINANCING ACTIVITIES

       Cash flows from financing activities during the first quarter of 1997 consist primarily of items resulting from the completion of the Company's initial public offering. Such offering was completed in January 1997. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of Common Stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of Common Stock from the subordinated noteholder. Of the remaining proceeds, the Company currently expects to allocate approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. The balance of the proceeds will be used for working capital purposes. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

       CREDIT AGREEMENT

       In October 1995 the Company's wholly-owned subsidiary, Administaff of Texas, Inc. ("Administaff of Texas"), entered into a $10 million revolving credit agreement (the "Credit Agreement") with a bank. Such Credit Agreement includes an agreement to issue standby letters of credit (in an amount not to exceed a sublimit of $5,000,000). The Company is a guarantor under the Credit Agreement. The Credit Agreement includes, among other covenants, a limitation on the declaration and payment of dividends, a change of control provision and other covenants customary in lending transactions of this type. At March 31, 1997 no borrowings were outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates based on the bank's Corporate Base Rate or LIBOR plus an applicable margin at the time of the borrowing.

       OTHER MATTERS

       During the third quarter of 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties relating to the 401(k) Plan's failure to comply with certain nondiscrimination tests required by the Code. See Note 5 of Notes to Consolidated Financial Statements. In addition, during the third quarter of 1996, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. There has been no change in the amounts of the accrual or the amount recoverable from the record keeper subsequent to December 31, 1996. Based on its understanding of the settlement experience of other companies in similar situations, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

       In April 1997, the Company extended the payment terms on amounts due for PEO services from a significant customer temporarily experiencing cash flow difficulties. The Company agreed to the customer paying certain invoices totalling approximately $1.3 million on an installment basis over a six month period. As of May 13, 1997, the customer has paid all current invoices and has made the required payments on the unpaid prior invoices in accordance with the installment plan. During the installment period, the Company is charging interest to the customer at a rate of 10% on the remaining outstanding balance. The customer has agreed, subject to final approval by its Board of Directors, to pledge to the Company a note receivable from its majority shareholder, which is secured by common stock of the customer, as security for the outstanding invoices.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

       The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) changes in the competitive environment in the PEO industry or new market entrants. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    List of Exhibits

       11.1   Statement Re: Computation of Per Share Loss

(b)    Reports of Form 8-K

       None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Administaff, Inc.



Date: May 14, 1997             By:        /s/ Richard G. Rawson
                                  -----------------------------------
                                             Richard G. Rawson
                                          Executive Vice President
                                        and Chief Financial Officer
                                       (Principal Financial Officer)


Date:  May 14, 1997            By:         /s/ Samuel G. Larson
                                  -----------------------------------
                                             Samuel G. Larson
                                          Vice President, Finance
                                      (Principal Accounting Officer)

                               Index to Exhibits

11.1  Statement Re: Computation of Per Share Loss

27    Financial Data Schedule