Form 10-Q
period 1997-06-30
ADMINISTAFF INC \DE\
filed 1997-08-11
CIK 1000753

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the quarterly period ended June 30, 1997.

                                       or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required].

             For the transition period from _____________ to ___________________

                          Commission File No. 1-13998


                               ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                       76-0479645
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

      19001 Crescent Springs Drive
            Kingwood, Texas                                      77339
(Address of Principal Executive Offices)                       (Zip Code)


(Registrant's Telephone Number, Including Area Code):  (281) 358-8986


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---        ---

        Number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1997: 13,448,498 shares.

                              TABLE OF CONTENTS

                                    PART I
Item 1. Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3


Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .     14


                                    PART II

Item 1. Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23


Item 4. Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . .     23


Item 5. Other Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23


Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

                               ADMINISTAFF, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                DECEMBER 31,        JUNE 30,
                                                                                    1996              1997
                                                                                  --------          --------
                                                                                                  (UNAUDITED)
 Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .     $ 13,360          $ 29,009
  Marketable securities.  . . . . . . . . . . . . . . . . . . . . . . . . . .           --            22,140
  Accounts receivable:
     Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,490             1,429
     Unbilled receivables   . . . . . . . . . . . . . . . . . . . . . . . . .       12,742            17,751
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          439               285
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          344               619
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,668               974
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           --                55
                                                                                  --------          --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .       33,043            72,262

Property and equipment:
  Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          817               817
  Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . .        6,564             6,763
  Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,093             4,113
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,767             4,978
  Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          761               817
                                                                                  --------          --------
                                                                                    15,002            17,488
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .       (3,359)           (4,154)
                                                                                  --------          --------
         Total property and equipment . . . . . . . . . . . . . . . . . . . .       11,643            13,334

Other assets:
  Notes receivable from employees   . . . . . . . . . . . . . . . . . . . . .        1,135             1,220
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .          282                18
  Intangible assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          749               901
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,524             1,544
                                                                                  --------          --------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .        3,690             3,683
                                                                                  --------          --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 48,376          $ 89,279
                                                                                  ========          ========

                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               DECEMBER 31,        JUNE 30,
                                                                                   1996              1997
                                                                                ---------         ---------
                                                                                                  (UNAUDITED)
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     594         $   1,153
  Payroll taxes and other payroll deductions payable  . . . . . . . . . . .        10,099             7,544
  Accrued worksite employee payroll expense   . . . . . . . . . . . . . . .        13,385            18,004
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .         2,662             1,917
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           266               805
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .           491                --
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .           917                --
                                                                                ---------         ---------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .        28,414            29,423

Noncurrent liabilities:
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .         2,558             2,558
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,112                --
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .            --               147
                                                                                ---------         ---------
         Total noncurrent liabilities . . . . . . . . . . . . . . . . . . .         6,670             2,705

Commitments and contingencies

Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           107               138
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .         5,706            50,608
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,479             8,406
  Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . . .            --            (1,999)
  Unrealized loss on marketable securities  . . . . . . . . . . . . . . . .            --                (2)
                                                                                ---------         ---------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . .        13,292            57,151
                                                                                ---------         ---------
         Total liabilities and stockholders' equity . . . . . . . . . . . .     $  48,376         $  89,279
                                                                                =========         =========





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                             1996          1997             1996         1997
                                                           ---------     ---------       ---------     ---------
Revenues  . . . . . . . . . . . . . . . . . . . . . . .    $ 209,726     $ 274,792       $ 404,062     $ 536,992
Direct costs:
   Salaries and wages of worksite employees . . . . . .      170,678       226,044         328,731       441,703
   Benefits and payroll taxes . . . . . . . . . . . . .       30,397        37,102          60,491        74,853
                                                           ---------     ---------       ---------     ---------

Gross profit  . . . . . . . . . . . . . . . . . . . . .        8,651        11,646          14,840        20,436

Operating expenses:
   Salaries, wages and payroll taxes  . . . . . . . . .        3,416         4,419           6,932         8,617
   General and administrative expenses  . . . . . . . .        1,946         3,976           3,952         6,586
   Commissions  . . . . . . . . . . . . . . . . . . . .        1,007         1,145           1,926         2,169
   Advertising  . . . . . . . . . . . . . . . . . . . .          855           894           1,604         1,669
   Depreciation and amortization  . . . . . . . . . . .          378           462             679           923
                                                           ---------     ---------       ---------     ---------

                                                               7,602        10,896          15,093        19,964
                                                           ---------     ---------       ---------     ---------

Operating income (loss) . . . . . . . . . . . . . . . .        1,049           750            (253)          472
Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . .          140           788             269         1,378
   Interest expense . . . . . . . . . . . . . . . . . .         (289)          (19)           (550)         (340)
   Other, net . . . . . . . . . . . . . . . . . . . . .            6            (9)              6           (12)
                                                           ---------     ---------       ---------     ---------

                                                                (143)          760            (275)        1,026
                                                           ---------     ---------       ---------     ---------

Income (loss) before income
  tax expense (benefit) . . . . . . . . . . . . . . . .          906         1,510            (528)        1,498
Income tax expense (benefit)  . . . . . . . . . . . . .          354           576            (171)          571
                                                           ---------     ---------       ---------     ---------

Net income (loss) . . . . . . . . . . . . . . . . . . .    $     552     $     934       $    (357)    $     927
                                                           =========     =========       =========     =========

Net income (loss) per share of common stock . . . . . .    $    0.05     $    0.07       $   (0.03)    $    0.07
                                                           =========     =========       =========     =========

Weighted average common shares outstanding  . . . . . .       10,962        14,105          10,900        13,292
                                                           =========     =========       =========     =========

                            See accompanying notes.

                               ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                          COMMON STOCK                                             UNREALIZED
                                             ISSUED          ADDITIONAL                             LOSS ON
                                        -----------------     PAID-IN     RETAINED   TREASURY      MARKETABLE
                                         SHARES    AMOUNT     CAPITAL     EARNINGS    STOCK        SECURITIES    TOTAL
                                        -------    ------    --------     --------   -------       ----------  --------
Balance at December 31, 1996             10,726    $ 107     $  5,706      $ 7,479   $    --        $    --    $ 13,292
   Issuance of common stock through
     initial public offering, net of
     offering costs of $5,584             3,000       30       45,386           --        --             --      45,416
   Purchase of treasury stock, at cost       --       --           --           --    (1,999)            --      (1,999)
   Repurchase of common stock
     purchase warrants                       --       --         (542)          --        --             --        (542)
   Exercise of common stock
     purchase warrants                       70        1           47           --        --             --          48
   Exercise of stock options                  1       --           11           --        --             --          11
   Change in unrealized loss
     on marketable securities                --       --           --           --        --             (2)         (2)
   Net income                                --       --           --          927        --             --         927
                                         ------    -----     --------      -------   -------        -------    --------
Balance at June 30, 1997                 13,797    $ 138     $ 50,608      $ 8,406   $(1,999)       $    (2)   $ 57,151
                                         ------    -----     --------      -------   -------        -------    --------
                                         ====== ========     =========     ======== =========      =========   ========





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    1996             1997
                                                                                   ------          -------
Cash flows from operating activities:
   Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (357)         $   927
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities :
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .         795            1,211
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .         386             (825)
       Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . .          91            1,545
       Loss (gain) on disposal of assets  . . . . . . . . . . . . . . . . . .          (6)              12
       Changes is operating assets and liabilities:
        Accounts receivable and unbilled revenues . . . . . . . . . . . . . .      (1,921)          (4,614)
        Workers' compensation deposits  . . . . . . . . . . . . . . . . . . .         845               --
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,788             (298)
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          50              (20)
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .        (662)             559
        Payroll taxes and other payroll deductions payable  . . . . . . . . .      (1,966)          (2,555)
        Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .       3,458            3,874
        Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .       1,060              539
                                                                                   ------          -------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . .       3,918             (572)
                                                                                   ------          -------
           Net cash provided by operating activities  . . . . . . . . . . . .       3,561              355

Cash flows from investing activities:
   Marketable securities:
      Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          (31,656)
      Dispositions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10            9,477
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . . .      (3,131)          (2,621)
   Proceeds from disposal of assets . . . . . . . . . . . . . . . . . . . . .           5                8
   Increases in intangible assets . . . . . . . . . . . . . . . . . . . . . .         (98)            (152)
                                                                                   ------          -------
           Net cash used in investing activities  . . . . . . . . . . . . . .      (3,214)         (24,944)


                               ADMINISTAFF, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   1996             1997
                                                                                ----------       -----------
Cash flows from financing activities:
   Long-term debt and short-term borrowings:
     Proceeds   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    2,500       $        --
     Repayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,020)           (4,603)
   Proceeds from the issuance of common stock . . . . . . . . . . . . . . .             --            47,430
   Purchase of treasury stock . . . . . . . . . . . . . . . . . . . . . . .             --            (1,999)
   Repurchase of common stock purchase warrants . . . . . . . . . . . . . .             --              (542)
   Prepaid expenses - initial public offering costs . . . . . . . . . . . .           (298)              (22)
   Proceeds from the exercise of stock options  . . . . . . . . . . . . . .             --                11
   Proceeds from the exercise of common stock
     purchase warrants  . . . . . . . . . . . . . . . . . . . . . . . . . .             --                48
   Loans to employees . . . . . . . . . . . . . . . . . . . . . . . . . . .           (333)              (85)
                                                                                ----------       -----------
         Net cash provided by financing activities  . . . . . . . . . . . .            849            40,238
                                                                                ----------       -----------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .          1,196            15,649
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .          6,460            13,360
                                                                                ----------       -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .     $    7,656       $    29,009
                                                                                ==========       ===========




                            See accompanying notes.

                               ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

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

    The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at June 30,1997 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment related taxes to be highest in the first quarter and then decline over the course of the year.

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

    For the three months and six months ended June 30, 1996, shares for which options were granted subsequent to September 1994 (twelve months prior to the Company's initial filing on Form S-1 of an initial public offering) are considered outstanding for purposes of the income (loss) per share calculation. Common stock equivalent shares from stock options and warrants granted prior to September 1994 have been excluded from the computation for the six months ended June 30, 1996 as their effect is antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of Statement No. 128 on primary and fully diluted loss per share is not expected to be material for the three months and six months ended June 30, 1997 and June 30, 1996.

3. INITIAL PUBLIC OFFERING

    The Company completed an initial public offering in January 1997. The net proceeds to the Company from the sale of the 3,000,000 shares offered by the Company (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. In addition, during the registration process, the Company incurred $2.0 million in legal, accounting, printing and other costs, which were offset against the proceeds of the offering as a component of additional paid-in capital. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the company's outstanding indebtedness at the time the offering was completed, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of Common Stock from one of its stockholders, which is now held in treasury by the Company, and
(iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of Common Stock from the subordinated noteholder. Of the remaining proceeds, the Company currently expects to allocate approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. The balance of the proceeds will be used for working capital purposes. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

4.  MARKETABLE SECURITIES

    At June 30, 1997, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to 18 months from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded as a component of stockholders' equity.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During the second quarter of 1997 the Company recorded a $1.3 million reserve for the potential uncollectibility of an account receivable from a significant former customer. This reserve resulted from the customer's inability to pay the invoices related to a single payroll period in April 1997. The Company attempted to collect the amounts due or obtain a secured position on the amount owed by the customer; however, the Company was unable to collect the amounts or obtain such a position. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired, resulting in the recording of the reserve. The Company intends to aggressively pursue all avenues of collection through the bankruptcy proceedings. Prior to the second quarter of 1997, the allowance for doubtful accounts and bad debt expense were not material to the Company's financial position or results of operations.

6.  COMMITMENTS AND CONTINGENCIES

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

    The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the "IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and
(2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative nondiscrimination test. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response to the Technical Advice Request refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") is being referred to the IRS National Office.

    Whether the National Office will address the Technical Advice Request independently of the Industry Issue is unclear. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
1997.

    The following table presents certain information related to the Company's results of operations for the three months ended June 30, 1996 and 1997.

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                    -------------------------
                                                                       1996            1997         CHANGE
                                                                    ---------        --------       ------
                                                                         (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . .           $ 209,726        $ 274,792        31.0%
  Gross profit  . . . . . . . . . . . . . . . . . . . . .               8,651           11,646        34.6%
  Gross profit margin   . . . . . . . . . . . . . . . . .                 4.1%             4.2%
  Operating income  . . . . . . . . . . . . . . . . . . .               1,049              750       (28.5%)
STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . .               3,127            3,423         9.5%
  Monthly payroll cost per worksite employee  . . . . . .               2,529            2,797        10.6%
  Monthly gross markup per worksite employee  . . . . . .                 598              626         4.7%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . .              21,535           25,731        19.5%

REVENUES

      The Company's revenues for the three months ended June 30, 1997 increased 31.0% over the same period in 1996 due to an increase in worksite employees paid accompanied by an increase in the revenue per employee. The Company's expansion of its sales force through new market and sales office openings over the past three years is the primary factor contributing to the increased number of worksite employees. The Company's new markets (defined as markets opened after September 1993 - the commencement of the Company's national expansion plan) contributed approximately $96 million of the Company's total revenues for the second quarter of 1997 versus approximately $52 million during the same period of 1996.

      The increase in revenue per employee of 9.5% directly relates to the increase in payroll cost per employee of 10.6%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees that have a higher average base pay than the existing client base. The average payroll cost per worksite employee increased 3.2% versus the first quarter of 1997, reflecting the effects of this trend.

GROSS PROFIT MARGIN

      The Company's gross profit margin increased to 4.2% for the second quarter of 1997 versus 4.1% for the second quarter of 1996. This slight improvement reflects the Company's success in matching changes in the risk sensitivity of its employee base with changes in its direct cost structure.

      The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in markup per employee as a percent of revenue from 19.1% in the second quarter of 1996 to 18.3% in the second quarter of 1997. The Company generally charges lower overall rates as a percentage of gross payroll on higher wage, less risk sensitive employees, while attempting to match the lower overall rates charged on these employees with reductions in the cost of providing employee benefits and workers' compensation coverage as a percent of revenue or payroll cost.

      The cost of providing employee benefits, which includes workers' compensation costs and benefit plan premiums, was lower in the second quarter of 1997 than in the second quarter of 1996. Workers' compensation costs decreased from 2.1% of payroll cost in the second quarter of 1996 to 1.6% of payroll cost in the second quarter of 1997. This reduction was due to the rate on the Company's fixed premium policy in effect during the 1997 period being lower than the rate in place during the second quarter of 1996. Benefit plan premiums declined from 6.5% of revenue in the second quarter of 1996 to 5.9% of revenue in the second quarter of 1997. The lower costs relative to revenue and payroll cost in both worker's compensation and benefit plan premiums reflect the reduced risk sensitivity of the current composition of the Company's client base as compared to the 1996 period. Employment related taxes as a percent of payroll cost were slightly lower than in the 1996 period.

      OPERATING EXPENSES

      Operating expenses increased as a percent of revenue from 3.6% in the second quarter of 1996 to 4.0% in the second quarter of 1997. This increase is due to a $1.3 million charge to bad debt expense related to the potential uncollectibility of a significant account receivable. Excluding the effects of the bad debt charge, operating expenses decreased to 3.5% of revenue in the second quarter of 1997. Total operating expenses increased 43.3% due to the bad debt charge, increased compensation related costs (salaries, wages and payroll taxes and commissions) which increased at a lower rate than the increase in revenues, and increased depreciation and amortization expense. Advertising expenses were only slightly higher than the 1996 period.

      The factors noted above include the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in new markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $2.0 million in the second quarter of 1997 versus $1.6 million during the second quarter of 1996.

      During the second quarter of 1997 the Company recorded a $1.3 million (approximately $800,000 after tax) reserve for the potential uncollectibility of an account receivable from a significant former customer. This reserve resulted from the customer's inability to pay the invoices related to a single payroll period in April 1997. The Company attempted to collect the amounts due or obtain a secured position on the amount owed by the customer; however, the Company was unable to collect the amounts or obtain such a position. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired, resulting in the recording of the reserve. The Company intends to aggressively pursue all avenues of collection through the bankruptcy proceedings.

      Depreciation and amortization expense increased 22.2% versus the second quarter of 1996. This increase is primarily due to capital expenditures related to the opening of new sales offices and increases in corporate service capacity. Depreciation on the Company's new corporate facility is included in both periods.

      NET INCOME

      Interest income increased significantly over the second quarter of 1996 due to proceeds from the Company's initial public offering received in early February 1997. Interest expense decreased $270,000 due to the repayment of the Company's outstanding indebtedness with a portion of the initial public offering proceeds.

      The Company's provision for income taxes differs from the U.S. statutory rate of 34% due primarily to state income taxes in both periods. The effective income tax rate is slightly lower in the second quarter of 1997 versus the second quarter of 1996 due to a higher level of tax-exempt interest income.

      As a result of the 31.0% increase in revenues, the 34.6% increase in gross profit and the increase in net interest income, partially offset by the effects of the bad debt charge, the Company's net income for the three months ended June 30, 1997 increased to $934,000, or $0.07 per share, versus $552,000, or $0.05 per share, for the three months ended June 30, 1996. Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment related taxes to be highest in the first quarter and then decline over the course of the year. The second quarter 1997 results reflect the effects of this pattern and the Company expects remaining 1997 results will be consistent with this pattern.

RESULTS OF OPERATIONS

      SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30,
1997.

      The following table presents certain information related to the Company's results of operations for the six months ended June 30, 1996 and 1997.

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    -------------------------
                                                                       1996            1997         CHANGE
                                                                    ---------        --------       ------
                                                                         (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . .           $ 404,062       $  536,992        32.9%
  Gross profit  . . . . . . . . . . . . . . . . . . . . .              14,840           20,436        37.7%
  Gross profit margin   . . . . . . . . . . . . . . . . .                 3.7%             3.8%
  Operating income (loss)   . . . . . . . . . . . . . . .                (253)             472          --
STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . .               3,095            3,375         9.0%
  Monthly payroll cost per worksite employee  . . . . . .               2,500            2,754        10.2%
  Monthly gross markup per worksite employee  . . . . . .                 595              621         4.4%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . .              20,919           25,379        21.3%

REVENUES

      The Company's revenues for the six months ended June 30, 1997 increased 32.9% over the same period in 1996 due to an increase in worksite employees paid accompanied by an increase in the revenue per employee. The Company's expansion of its sales force through new market and sales office openings over the past three years is the primary factor contributing to the increased number of worksite employees. The Company's new markets (defined as markets opened after September 1993 - the commencement of the Company's national expansion plan) contributed approximately $182 million of the Company's total revenues for the first six months of 1997 versus approximately $99 million during the same period of 1996. The Company added to its sales force in the Houston market in January 1997 and entered the Los Angeles market with two sales office openings during the second quarter and early third quarter of 1997 and expects continued growth in the number of worksite employees during the remainder of 1997 versus 1996 due to the effect of sales in existing markets and the Company's national expansion plan.

      The increase in revenue per employee of 9.0% directly relates to the increase in payroll cost per employee of 10.2%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees that have a higher average base pay than the existing client base.

GROSS PROFIT MARGIN

      The Company's gross profit margin increased to 3.8% for the first six months of 1997 versus 3.7% for the first six months of 1996. This slight improvement reflects the Company's success in matching changes in the risk sensitivity of its employee base with changes in its direct cost structure.

      The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in markup per employee as a percent of revenue from 19.2% in the first six months of 1996 to 18.4% in the first six months of 1997. The Company generally charges lower overall rates as a percentage of gross payroll on higher wage, less risk sensitive employees, while attempting to match the lower overall rates charged on these employees with reductions in the cost of providing employee benefits and workers' compensation coverage as a percent of revenue or payroll cost.

      The cost of providing employee benefits, which includes workers' compensation costs and benefit plan premiums, was lower in the first six months of 1997 than in the first six months of 1996. Workers' compensation costs decreased from 2.3% of payroll cost in the first six months of 1996 to 1.8% of payroll cost in the first six months of 1997. This reduction was due to the rate on the Company's fixed premium policy in effect during the 1997 period being lower than the rate in place during the first six months of 1996.
Benefit plan premiums declined from 6.6% of revenue in the first six months of 1996 to 5.9% of revenue in the first six months of 1997. The lower costs relative to revenue and payroll cost in both worker's compensation and benefit plan premiums reflect the reduced risk sensitivity of the current composition of the Company's client base as compared to the 1996 period.

      Employment related taxes as a percent of payroll cost declined slightly from 8.0% during the first six months of 1996 to 7.9% during the 1997 period. This reduction reflects a net decrease in the weighted average state unemployment tax rates paid by the Company as compared to the same period in 1996.

      OPERATING EXPENSES

      Operating expenses were comparable as a percent of revenue at 3.7% in the first half of both years; however, the first half of 1997 includes the effects of the bad debt charge. Excluding the effects of this charge, operating expenses for the first half of 1997 were approximately 3.5% of revenue. Total operating expenses increased 32.3% due to the bad debt charge, increased compensation related costs (salaries, wages and payroll taxes and commissions) which increased at a lower rate than the increase in revenues, increased other general and administrative expenses, which increased in proportion with the Company's revenue growth, and increased depreciation and amortization expense. Advertising expenses were only slightly higher than the 1996 period.

      The factors noted above include the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in new markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $3.8 million in the first six months of 1997 versus $3.0 million during the first six months of 1996.

      Depreciation and amortization expense increased 36.0% versus the first six months of 1996. This increase is primarily due to capital expenditures related to a new corporate facility, placed into service in February 1996 and affecting only part of the 1996 period, and capital expenditures related to the opening of new sales offices and increases in corporate service capacity.

      NET INCOME

      Interest income increased significantly over the first six months of 1996 due to proceeds from the Company's initial public offering received in early February 1997. Interest expense decreased $210,000 as reductions in interest expense due to the repayment of the Company's outstanding indebtedness were partially offset by the write off of deferred financing costs relating to the repaid indebtedness.

      The Company's provision for income taxes differs from the U.S. statutory rate of 34% due primarily to state income taxes in the 1997 period. For the six months ended June 30, 1996, the Company's provision for income tax benefit was less than the U.S. statutory rate due to the effects of non-deductible permanent differences.

      As a result of the 32.9% increase in revenues, the 37.7% increase in gross profit, the decrease in interest expense, and the increase in interest income, partially offset by the effects of the bad debt charge, the Company's net income for the six months ended June 30, 1997 increased to $927,000, or $0.07 per share, versus a loss of $357,000, or a loss of $0.03 per share, for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans including potential acquisitions, debt service requirements and other operating cash needs. As a result of this process, the Company has sought in the past, and may seek in the future, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash and marketable securities on hand, cash flows from operations and available borrowing capacity under its Credit Agreement will be adequate to meet its liquidity requirements through at least 1998. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs.

      The Company has $51.1 million in cash and cash equivalents and marketable securities at June 30, 1997 which is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements which may include acquisitions of existing PEO operations should favorable acquisition opportunities arise, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices and capital expenditures. The Company repaid all of its long-term debt during the first quarter of 1997 utilizing the proceeds from its initial public offering and has no long-term debt as of June 30, 1997. At June 30, 1997 the Company had net working capital of $42.8 million which is significantly increased from $4.6 million at December 31, 1996 due to the proceeds from the Company's initial public offering.

      CASH FLOWS FROM OPERATING ACTIVITIES

      The Company's cash flows from operating activities for the first six months of 1997 and 1996 decreased by $2.9 million due to a greater increase in accounts receivable and unbilled receivables during the first six months of 1997 than the increase experienced during the first six months of 1996. In addition, the timing of cash receipts for PEO service fees, the accrual of unbilled receivables and accrued worksite employee payroll cost, and payments of payroll taxes and payroll deductions at the end of reporting periods can fluctuate significantly from period to period based on the timing of payroll cycles and the due dates of payroll related obligations relative to the end of the accounting period.

      CASH FLOWS FROM INVESTING ACTIVITIES

      Net purchases of marketable securities during the first six months of 1997 reflect the investment of a portion of the proceeds from the Company's initial public offering in short-term, highly liquid marketable securities with maturities greater than 90 days consisting primarily of debt securities issued by corporate and governmental entities.

      Capital expenditures during the first six months of 1997 were primarily related to the opening of a new sales office in Houston in January 1997, the opening of two new sales offices in the Los Angeles area in April and July 1997, and furniture, equipment, computer equipment and building improvements at its corporate office facilities. Capital expenditures for the first six months of 1996 consist primarily of costs to complete, furnish and equip a Company-owned facility which was opened in February 1996.

      CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows from financing activities during the first six months of 1997 consist primarily of items resulting from the completion of the Company's initial public offering. Such offering was completed in January 1997. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of Common Stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of Common Stock from the subordinated noteholder. Of the remaining proceeds, the Company currently expects to allocate approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. The balance of the proceeds will be used for working capital purposes. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

      CREDIT AGREEMENT

      In October 1995 the Company's wholly-owned subsidiary, Administaff of Texas, Inc. ("Administaff of Texas"), entered into a $10 million revolving credit agreement (the "Credit Agreement") with a bank. Such Credit Agreement includes an agreement to issue standby letters of credit (in an amount not to exceed a sublimit of $5,000,000). The Company is a guarantor under the Credit Agreement. The Credit Agreement includes, among other covenants, a limitation on the declaration and payment of dividends, a change of control provision and other covenants customary in lending transactions of this type. At June 30, 1997 no borrowings were outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at rates based on the bank's Corporate Base Rate or LIBOR plus an applicable margin at the time of the borrowing.

      OTHER MATTERS

      During the third quarter of 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties relating to the 401(k) Plan's failure to comply with certain nondiscrimination tests required by the Code. See Note 6 of Notes to Consolidated Financial Statements. In addition, during the third quarter of 1996, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. There has been no change in the amounts of the accrual or the amount recoverable from the record keeper subsequent to December 31, 1996. Based on its understanding of the settlement experience of other companies in similar situations, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that involve a number of risks and uncertainties. In the normal course of business, the Company, in an effort to help keep its stockholders and the public informed about its operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) changes in the competitive environment in the PEO industry or new market entrants. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

      The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      An Annual Meeting of Stockholders of the Company was held on May 28, 1997. At the Meeting, holders of 12,274,366 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the three proposals voted on at the Meeting, all of which were approved, are set forth below:

      1. Election of Class II Directors with terms expiring at the Annual Meeting of Stockholders in 2000.

                                                                                               Broker
                                              For           Against          Abstain          Non-Votes
                                              ---           -------          -------          ---------

           Paul J. Sarvadi                 11,416,861          --              857,505             --
           Gerald M. McIntosh              11,417,861          --              856,505             --

      2. Amendment and restatement of the 1995 Administaff, Inc. Employee Stock Option Plan, including an increase in the number of shares of Common Stock reserved for issuance thereunder from 357,957 to 882,957 shares.

                                                                                                Broker
                       For                   Against                  Abstain                 Non-Votes
                       ---                   -------                  -------                 ---------

                     11,371,754               881,624                    20,063                     925

      3. Ratification of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year.


                                                                                                Broker
                       For                   Against                  Abstain                 Non-Votes
                       ---                   -------                  -------                 ---------

                     12,267,775                 2,176                     2,915                   1,500

ITEM 5.  OTHER MATTERS.

      Effective June 11, 1997, James W. Hammond resigned his position on the Company's Board of Directors and his position as Senior Vice President of Special Projects. Mr. Hammond continues to be an employee of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   List of Exhibits

      11.1   Statement Re: Computation of Per Share Income (Loss)

(b)   Reports on Form 8-K

      None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Administaff, Inc.



Date:  August 11, 1997                 By:       /s/ Richard G. Rawson
                                            -----------------------------------
                                                     Richard G. Rawson
                                                 Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)


Date:  August 11, 1997                 By:       /s/ Samuel G. Larson
                                          -------------------------------------
                                                     Samuel G. Larson
                                                  Vice President, Finance
                                              (Principal Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION

11.1            Statement Re: Computation of Per Share Income
                (Loss) of Administaff, Inc.

27              Financial Data Schedule