Form 10-Q
period 1997-09-30
ADMINISTAFF INC \DE\
filed 1997-11-13
CIK 1000753

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 1997.
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

            For the transition period from __________ to ___________

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

        Number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1997: 13,862,526 shares.


================================================================================

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

                              ADMINISTAFF, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                                                DECEMBER 31,       SEPTEMBER 30,
                                                                                  1996                 1997
                                                                                -----------         ------------
                                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .   $    13,360           $   28,644
  Marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . .            --               24,286
  Accounts receivable:
     Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,490                2,095
     Unbilled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,742               21,531
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           439                  197
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           344                  654
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,668                  344
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .            --                  431
                                                                                -----------           ----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .        33,043               78,182

Property and equipment:
  Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           817                  817
  Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . .         6,564                7,115
  Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,093                5,671
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . .         3,767                4,573
  Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           761                  870
                                                                                -----------           ----------
                                                                                     15,002               19,046
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .        (3,359)              (4,665)
                                                                                -----------           ----------
         Total property and equipment . . . . . . . . . . . . . . . . . . . .        11,643               14,381

Other assets:
  Notes receivable from employees   . . . . . . . . . . . . . . . . . . . . .         1,135                1,240
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .           282                    5
  Intangible assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           749                  853
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,524                1,352
                                                                                -----------           ----------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .         3,690                3,450
                                                                                -----------           ----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    48,376           $   96,013
                                                                                ===========           ==========

                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               DECEMBER 31,            SEPTEMBER 30,
                                                                                   1996                    1997
                                                                             -----------------       ----------------
                                                                                                        (UNAUDITED)
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             594       $            661
  Payroll taxes and other payroll deductions payable  . . . . . . . . . . .             10,099                  7,735
  Accrued worksite employee payroll expense   . . . . . . . . . . . . . . .             13,385                 21,065
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .              2,662                  2,592
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .                266                  1,140
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .                491                     --
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .                917                     --
                                                                             -----------------       ----------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .             28,414                 33,193

Noncurrent liabilities:
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .              2,558                  2,558
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,112                     --
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .                 --                    189
                                                                             -----------------       ----------------
         Total noncurrent liabilities . . . . . . . . . . . . . . . . . . .              6,670                  2,747

Commitments and contingencies

Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                107                    138
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .              5,706                 50,594
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .              7,479                 11,329
  Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . . .                 --                 (1,999)
  Unrealized gain on marketable securities  . . . . . . . . . . . . . . . .                 --                     11
                                                                             -----------------       ----------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . .             13,292                 60,073
                                                                             -----------------       ----------------
         Total liabilities and stockholders' equity . . . . . . . . . . . .  $          48,376       $         96,013
                                                                             =================       ================





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                              1996          1997            1996           1997
                                                           ----------     ---------       ----------     ---------
Revenues  . . . . . . . . . . . . . . . . . . . . . . .    $  231,190     $ 302,618       $  635,252     $ 839,610
Direct costs:
   Salaries and wages of worksite employees . . . . . .       189,089       249,541          517,820       691,244
   Benefits and payroll taxes . . . . . . . . . . . . .        30,816        39,049           91,307       113,902
                                                           ----------     ---------       ----------     ---------

Gross profit  . . . . . . . . . . . . . . . . . . . . .        11,285        14,028           26,125        34,464

Operating expenses:
   Salaries, wages and payroll taxes  . . . . . . . . .         3,543         4,397           10,475        13,014
   General and administrative expenses  . . . . . . . .         1,985         2,863            5,937         9,449
   Commissions  . . . . . . . . . . . . . . . . . . . .         1,013         1,192            2,939         3,361
   Advertising  . . . . . . . . . . . . . . . . . . . .           884         1,083            2,488         2,752
   Depreciation and amortization  . . . . . . . . . . .           384           572            1,063         1,495
                                                           ----------     ---------       ----------     ---------

                                                                7,809        10,107           22,902        30,071
                                                           ----------     ---------       ----------     ---------

Operating income  . . . . . . . . . . . . . . . . . . .         3,476         3,921            3,223         4,393
Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . .           180           793              449         2,171
   Interest expense . . . . . . . . . . . . . . . . . .          (197)          (23)            (747)         (363)
   Other, net . . . . . . . . . . . . . . . . . . . . .        (1,404)           (1)          (1,398)          (13)
                                                           ----------     ---------       ----------     ---------

                                                               (1,421)          769           (1,696)        1,795
                                                           ----------     ---------       ----------     ---------

Income before income tax expense  . . . . . . . . . . .         2,055         4,690            1,527         6,188
Income tax expense  . . . . . . . . . . . . . . . . . .         1,084         1,767              913         2,338
                                                           ----------     ---------       ----------     ---------

Net income  . . . . . . . . . . . . . . . . . . . . . .    $      971     $   2,923       $      614     $   3,850
                                                           ==========     =========       ==========     =========

Net income per share of common stock  . . . . . . . . .    $     0.09    $     0.21       $     0.06     $    0.28
                                                           ==========     =========       ==========     =========

Weighted average common shares outstanding  . . . . . .        10,962        14,175           10,921        13,586
                                                           ==========     =========       ==========     =========

                            See accompanying notes.

                               ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                              COMMON STOCK                                                  UNREALIZED
                                                 ISSUED            ADDITIONAL                                GAIN ON
                                          --------------------      PAID-IN      RETAINED      TREASURY     MARKETABLE
                                           SHARES      AMOUNT       CAPITAL      EARNINGS       STOCK       SECURITIES      TOTAL
                                         ----------  ----------   ----------    ----------    ----------    ----------   ----------

Balance at December 31, 1996                 10,726  $      107   $    5,706    $    7,479    $       --    $       --    $  13,292
   Issuance of common stock through
     initial public offering, net of
     offering costs of $5,669                 3,000          30       45,301            --            --            --       45,331
   Purchase of treasury stock, at cost           --          --           --            --        (1,999)           --       (1,999)
   Repurchase of common stock
      purchase warrants                          --          --         (542)           --            --            --         (542)
   Exercise of common stock
      purchase warrants                          70           1           47            --            --            --           48
   Exercise of stock options                     11          --           82            --            --            --           82
   Unrealized gain on
     marketable securities                       --          --           --            --            --            11           11
   Net income                                    --          --           --         3,850            --            --        3,850
                                         ----------  ----------   ----------    ----------    ----------    ----------   ----------

Balance at September 30, 1997                13,807  $      138   $   50,594    $   11,329    $   (1,999)   $       11   $   60,073
                                         ----------  ----------   ----------    ----------    ----------    ----------   ----------





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    1996              1997
                                                                                ------------      ------------
Cash flows from operating activities:
   Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $        614      $      3,850
   Adjustments to reconcile net income to net cash
     provided by operating activities :
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .          1,231             1,815
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .          1,096            (1,159)
       Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . .            187             1,659
       Loss (gain) on disposal of assets  . . . . . . . . . . . . . . . . . .             (9)               13
       Changes is operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .         (3,482)           (9,121)
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .          2,043               332
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,224)              164
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .             75                67
        Payroll taxes and other payroll deductions payable  . . . . . . . . .         (4,111)           (2,364)
        Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .          7,287             7,610
        Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . .          2,992               874
                                                                                ------------      ------------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . .          6,085              (110)
                                                                                ------------      ------------
           Net cash provided by operating activities  . . . . . . . . . . . .          6,699             3,740

Cash flows from investing activities:
   Marketable securities:
      Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           (35,287)
      Proceeds from dispositions  . . . . . . . . . . . . . . . . . . . . . .            728            10,986
   Property and equipment:
      Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,372)           (4,238)
      Proceeds from dispositions  . . . . . . . . . . . . . . . . . . . . . .             19                33
   Increases in intangible assets . . . . . . . . . . . . . . . . . . . . . .           (185)             (160)
                                                                                ------------      ------------
           Net cash used in investing activities  . . . . . . . . . . . . . .         (2,810)          (28,666)

                               ADMINISTAFF, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     1996             1997
                                                                                 ------------     ------------
Cash flows from financing activities:
  Long-term debt and short-term borrowings:
     Proceeds   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      2,500     $         --
     Repayments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,531)          (4,603)
     Deferred financing costs   . . . . . . . . . . . . . . . . . . . . . .                (3)              --
  Proceeds from the issuance of common stock  . . . . . . . . . . . . . . .                --           47,430
  Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . .                --           (1,999)
  Repurchase of common stock purchase warrants. . . . . . . . . . . . . . .                --             (542)
  Prepaid expenses - initial public offering costs  . . . . . . . . . . . .              (368)            (107)
  Proceeds from the exercise of stock options . . . . . . . . . . . . . . .                --               82
  Proceeds from the exercise of common stock
     purchase warrants  . . . . . . . . . . . . . . . . . . . . . . . . . .                --               48
   Loans to employees . . . . . . . . . . . . . . . . . . . . . . . . . . .              (353)             (99)
                                                                                 ------------     ------------
         Net cash provided by (used in) financing activities  . . . . . . .              (755)          40,210
                                                                                 ------------     ------------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .             3,134           15,284
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .             6,460           13,360
                                                                                 ------------     ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .      $      9,594     $     28,644
                                                                                 ============     ============





                            See accompanying notes.

                               ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

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

    The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment related taxes to be highest in the first quarter and then decline over the course of the year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996.

2.  PER SHARE INFORMATION

    Per share amounts have been computed based on the weighted average number of common shares and common stock equivalents outstanding during the respective periods. Common stock equivalent shares consist of the incremental shares issuable upon the exercise of stock options and warrants (using the treasury stock or if-converted method where applicable). For the three months and nine months ended September 30, 1996, shares for which options were granted between September 1994 (twelve months prior to the Company's initial filing on Form S-1 of an initial public offering) and the effective date of the offering are considered outstanding for purposes of the earnings per share calculation.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of common stock equivalents will be excluded. The impact of Statement No. 128 on primary and fully diluted earnings per share is not expected to be material for the three months and nine months ended September 30, 1997 and September 30, 1996.

3. INITIAL PUBLIC OFFERING

    The Company completed an initial public offering in January 1997. The net proceeds to the Company from the sale of the 3,000,000 shares of Common Stock offered by the Company (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. In addition, during the registration process, the Company incurred $2.1 million in legal, accounting, printing and other costs, which were offset against the proceeds of the offering as a component of additional paid-in capital. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the company's outstanding indebtedness at the time the offering was completed, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of Common Stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of Common Stock from the subordinated noteholder. Of the remaining proceeds, the Company has allocated approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. For the nine months ended September 30, 1997, the Company has incurred $4.2 million in capital expenditures primarily related to the opening of sales offices and the necessary corporate infrastructure and technology to support this expansion. The balance of the proceeds will be used for working capital purposes. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

4.  MARKETABLE SECURITIES

    At September 30, 1997, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities with contractual maturities ranging from 91 days to two years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded as a component of stockholders' equity.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    During the second quarter of 1997 the Company recorded a $1.3 million reserve for the potential uncollectibility of an account receivable from a significant former customer. This reserve resulted from the customer's inability to pay the invoices related to a single payroll period in April 1997. The Company attempted to collect the amounts due or obtain a secured position on the amount owed by the customer; however, the Company was unable to collect the amounts or obtain such a position. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired, resulting in the recording of the reserve. The Company is currently pursuing all avenues of collection available through the bankruptcy proceedings. Prior to the second quarter of 1997, the allowance for doubtful accounts and bad debt expense were not material to the Company's financial position or results of operations.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

    The following table presents certain information related to the Company's results of operations for the three months ended September 30, 1996 and 1997.

                                                                        THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                       1996            1997         CHANGE
                                                                    ---------        --------       ------
                                                                         (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . .           $ 231,190        $ 302,618        30.9%
  Gross profit  . . . . . . . . . . . . . . . . . . . . .              11,285           14,028        24.3%
  Gross profit margin   . . . . . . . . . . . . . . . . .                 4.9%             4.6%
  Operating income  . . . . . . . . . . . . . . . . . . .               3,476            3,921        12.8%
STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . .               3,157            3,509        11.1%
  Monthly payroll cost per worksite employee  . . . . . .               2,560            2,873        12.2%
  Monthly gross markup per worksite employee  . . . . . .                 597              636         6.5%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . .              23,325           27,604        18.3%

      REVENUES

      The Company's revenues for the three months ended September 30, 1997 increased 30.9% over the same period in 1996 due to an increase in worksite employees paid accompanied by an increase in the revenue per employee. The Company's expansion of its sales force through new market and sales office openings over the past three years is the primary factor contributing to the increased number of worksite employees. The average number of worksite employees paid during the third quarter of 1997 increased 7.3% over the second quarter of 1997, reflecting this continued growth. The Company's new markets (defined as markets opened after September 1993 - the commencement of the Company's national expansion plan) contributed approximately $113 million, or 37.3%, of the Company's total revenues for the third quarter of 1997 versus approximately $67 million, or 28.9%, during the same period of 1996.

      The increase in revenue per employee of 11.1% directly relates to the increase in payroll cost per employee of 12.2%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees that have a higher average base pay than the existing client base. In addition, wage inflation within the Company's existing worksite employee base has contributed to the overall increase in payroll cost per worksite employee. The average payroll cost per worksite employee increased 2.7% versus the second quarter of 1997, reflecting the effects of these trends.

      GROSS PROFIT MARGIN

      The Company's gross profit margin decreased to 4.6% for the third quarter of 1997 versus 4.9% for the third quarter of 1996. This decrease was primarily the result of an unusually low level of benefits costs relative to the markup per employee as a percentage of revenue during the 1996 period.

      The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in markup per employee as a percentage of revenue from 18.9% in the third quarter of 1996 to 18.1% in the third quarter of 1997. The Company attempts to match the lower overall rates charged on these employees with reductions in the cost of providing employee benefits and workers' compensation coverage as a percentage of revenue or payroll cost.

      The Company's group health insurance policy requires the Company to fund all claims and premiums up to a specified quarterly cap amount. If the claims experience during a quarter is lower than the cap amount, the Company's benefit plan premiums for that period are positively affected. If the claims experience during a quarter exceeds the cap amount, the insurance carrier is required to fund all claims and premiums in excess of the quarterly cap amount. During the third quarter of 1996, the Company's health insurance claims were significantly lower than the cap amount. As a result, benefit plan premiums for the third quarter of 1996 were 5.9% of revenue, a decrease from 6.6% during the first half of 1996. Benefit plan premiums for the third quarter of 1997 were 5.8% of revenues.

      Workers' compensation costs decreased from 2.0% of payroll cost in the third quarter of 1996 to 1.6% of payroll cost in the third quarter of 1997, primarily because the rate on the Company's fixed premium policy during the 1997 period was lower than the rate in place during the 1996 period.

      Employment related taxes as a percentage of payroll cost declined slightly from 7.0% in the third quarter of 1996 to 6.9% in the third quarter of 1997. This reduction reflects a net decrease in the weighted average state unemployment tax rates paid by the Company.

      OPERATING EXPENSES

      Operating expenses decreased as a percentage of revenue from 3.4% in the third quarter of 1996 to 3.3% in the third quarter of 1997. Compensation related costs (salaries, wages, payroll taxes and commissions) and advertising expenses increased at a lower rate than the increase in revenues.

      General and administrative expenses for the third quarter of 1997 were slightly higher as a percentage of revenue versus the 1996 period. This increase is primarily due to higher travel expenses associated with the Company's continued national expansion, higher legal, accounting, and professional fees, and increases in expenses associated with the growth in the number of corporate and worksite employees.

      Depreciation and amortization expense increased 49.0% versus the third quarter of 1996. This increase is primarily due to capital expenditures related to the opening of new sales offices and investments in technology and infrastructure related to increasing corporate service capacity.

      The factors noted above include the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in new markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $2.1 million in the third quarter of 1997 versus $1.5 million during the third quarter of 1996.

      NET INCOME

      Interest income increased $613,000 over the third quarter of 1996 due to the investment of the proceeds from the Company's initial public offering received in early February 1997. Interest expense decreased $174,000 due to the repayment of the Company's outstanding indebtedness with a portion of the initial public offering proceeds.

      Other expense for the 1996 period includes a non-recurring charge of $1.4 million relating to certain compliance issues involving the Company's 401(k) Plan, net of amounts recoverable from the Plan's record keeper.

      The Company's provision for income taxes differs from the U.S. statutory rate of 34% for the third quarter of 1997 due primarily to state income taxes. For the third quarter of 1996, the provision for incomes taxes differed from the statutory rate primarily because certain portions of the non-recurring charge were not deductible for tax purposes.

      The Company's net income for the three months ended September 30, 1997 increased to $2.9 million, or $0.21 per share, versus $971,000, or $0.09 per share, for the three months ended September 30, 1996.

RESULTS OF OPERATIONS

      NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

      The following table presents certain information related to the Company's results of operations for the nine months ended September 30, 1996 and 1997.

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                       1996            1997         CHANGE
                                                                    ---------        --------       ------
                                                                       (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . .           $ 635,252         $ 839,610       32.2%
  Gross profit  . . . . . . . . . . . . . . . . . . . . .              26,125            34,464       31.9%
  Gross profit margin   . . . . . . . . . . . . . . . . .                4.1%              4.1%
  Operating income    . . . . . . . . . . . . . . . . . .               3,223             4,393       36.3%
STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . .               3,117             3,423        9.8%
  Monthly payroll cost per worksite employee  . . . . . .               2,522             2,797       10.9%
  Monthly gross markup per worksite employee  . . . . . .                 595               626        5.2%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . .              21,721            26,121       20.3%

      REVENUES

      The Company's revenues for the nine months ended September 30, 1997 increased 32.2% over the same period in 1996 due to an increase in worksite employees paid accompanied by an increase in the revenue per employee. The Company's expansion of its sales force through new market and sales office openings over the past three years is the primary factor contributing to the increased number of worksite employees. The Company's new markets (defined as markets opened after September 1993 - the commencement of the Company's national expansion plan) contributed approximately $295 million, or 35.1%, of the Company's total revenues for the first nine months of 1997 versus approximately $166 million, or 26.1%, during the same period of 1996. The Company expanded its sales force in the Houston market in January 1997, entered the Los Angeles market with two sales office openings during the second quarter and early third quarter of 1997, and entered the Charlotte market in the third quarter of 1997. The Company expects continued growth in the number of worksite employees during the remainder of 1997 versus 1996 due to the effect of sales in existing markets and the Company's national expansion plan.

      The increase in revenue per employee of 9.8% directly relates to the increase in payroll cost per employee of 10.9%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees that have a higher average base pay than the existing client base. In addition, wage inflation within the Company's existing worksite employee base has contributed to the overall increase in payroll cost per worksite employee.

      GROSS PROFIT MARGIN

      The Company's gross profit margin was unchanged at 4.1% for the first nine months of 1997 and 1996. This reflects the Company's success in matching changes in the risk sensitivity of its employee base with changes in its direct cost structure.

      The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in markup per employee as a percentage of revenue from 19.1% in the first nine months of 1996 to 18.3% in the first nine months of 1997. The Company attempts to match the lower overall rates charged on these employees with reductions in the cost of providing employee benefits and workers' compensation coverage as a percentage of revenue or payroll cost.

      The cost of providing employee benefits, which includes workers' compensation costs and benefit plan premiums, was lower in the first nine months of 1997 than in the first nine months of 1996 as a percentage of revenue. Workers' compensation costs decreased from 2.2% of payroll cost in the first nine months of 1996 to 1.7% of payroll cost in the first nine months of 1997. This reduction was due to the rate on the Company's fixed premium policy in effect during the 1997 period being lower than the rate in place during the first nine months of 1996. Benefit plan premiums declined from 6.3% of revenue in the first nine months of 1996 to 5.9% of revenue in the first nine months of 1997. The lower costs relative to revenue and payroll cost in both worker's compensation and benefit plan premiums reflect the reduced risk sensitivity of the current composition of the Company's client base as compared to the 1996 period.

      Employment related taxes as a percentage of payroll cost declined slightly from 7.6% during the first nine months of 1996 to 7.5% during the 1997 period. This reduction reflects a net decrease in the weighted average state unemployment tax rates paid by the Company as compared to the same period in 1996.

      OPERATING EXPENSES

      Operating expenses were comparable as a percentage of revenue at 3.6% in the first nine months of both years; however, the first nine months of 1997 includes the effects of the previously reported $1.3 million bad debt charge in the second quarter of 1997. Excluding the effects of this charge, operating expenses for the first nine months of 1997 were approximately 3.4% of revenue. Compensation related costs (salaries, wages, payroll taxes and commissions) and advertising expenses increased at a lower rate than the increase in revenues.

      General and administrative expenses for the nine months ended September 30, 1997 were 1.1% of revenue in the 1997 period versus 0.9% of revenue in the 1996 period. This increase is primarily due to the bad debt charge, higher travel expenses associated with the Company's continued national expansion, higher legal, accounting, and professional fees associated with being a public company, and increases in expenses associated with the growth in the number of corporate and worksite employees.

      Depreciation and amortization expense increased 40.6% versus the first nine months of 1996. This increase is primarily due to capital expenditures related to the construction of an additional corporate facility which was placed into service in February 1996 and affected only part of the 1996 period, capital expenditures related to the opening of new sales offices and investments in technology and infrastructure related to increasing corporate service capacity.

      During the second quarter of 1997 the Company recorded a $1.3 million (approximately $800,000 after tax) reserve for the potential uncollectibility of an account receivable from a significant former customer. This reserve resulted from the customer's inability to pay the invoices related to a single payroll period in April 1997. The Company attempted to collect the amounts due or obtain a secured position on the amount owed by the customer; however, the Company was unable to collect the amounts or obtain such a position. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired, resulting in the recording of the reserve. The Company is currently pursuing all avenues of collection available through the bankruptcy proceedings.

      The factors noted above include the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in new markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $5.9 million in the first nine months of 1997 versus $4.5 million during the first nine months of 1996.


      NET INCOME

      Interest income increased $1.7 million over the first nine months of 1996 due to the investment of the proceeds from the Company's initial public offering received in early February 1997. Interest expense decreased $384,000 as reductions in interest expense due to the repayment of the Company's outstanding indebtedness were partially offset by the write off of deferred financing costs relating to the repaid indebtedness.

      Other expense for the 1996 period includes a non-recurring charge of $1.4 million relating to certain compliance issues involving the Company's 401(k) Plan, net of amounts recoverable from the Plan's record keeper.

      The Company's provision for income taxes differs from the U.S. statutory rate of 34% due primarily to state income taxes in the 1997 period. For the nine months ended September 30, 1996, the Company's provision for income tax benefit differed from the U.S. statutory rate primarily because certain portions of the non-recurring charge were not deductible for tax purposes.

      The Company's net income for the nine months ended September 30, 1997 increased to $3.9 million, or $0.28 per share, versus $614,000, or $0.06 per share, for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans including potential acquisitions, debt service requirements and other operating cash needs. As a result of this process, the Company has sought in the past, and may seek in the future, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash and marketable securities on hand and cash flows from operations will be adequate to meet its liquidity requirements through at least 1998. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs.

      The Company has $52.9 million in cash and cash equivalents and marketable securities at September 30, 1997 which is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements which may include capital expenditures, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices, and acquisitions of existing PEO operations should favorable acquisition opportunities arise. The Company repaid all of its long-term debt during the first quarter of 1997 utilizing the proceeds from its initial public offering and has no long-term debt as of September 30, 1997. At September 30, 1997 the Company had net working capital of $45.0 million which is significantly increased from $4.6 million at December 31, 1996 due to the proceeds from the Company's initial public offering.

      CASH FLOWS FROM OPERATING ACTIVITIES

      The Company's cash flows from operating activities for the first nine months of 1997 decreased by $3.0 million compared to the first nine months of 1996 primarily because of a large tax refund received during the 1996 period. In addition, the timing of cash receipts for PEO service fees, the accrual of unbilled accounts receivable and accrued worksite employee payroll expense, and payments of payroll taxes and payroll deductions at the end of reporting periods can fluctuate significantly from period to period based on the timing of payroll cycles and the due dates of payroll related obligations relative to the end of the accounting period.

      CASH FLOWS FROM INVESTING ACTIVITIES

      Net purchases of marketable securities during the first nine months of 1997 reflect the investment of a portion of the proceeds from the Company's initial public offering in short-term, highly liquid marketable securities with maturities greater than 90 days consisting primarily of debt securities issued by corporate and governmental entities.

      Capital expenditures during the first nine months of 1997 were primarily related to the opening of a new sales office in Houston in January 1997, the opening of two new sales offices in the Los Angeles area in April and July 1997, the opening of a new sales office in Charlotte in September 1997, and furniture, equipment, computer equipment and building improvements at its corporate office facilities. Capital expenditures for the first nine months of 1996 consist primarily of costs to construct an additional corporate facility which was opened in February 1996.

      CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows from financing activities during the first nine months of 1997 consist primarily of items resulting from the completion of the Company's initial public offering in January 1997. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of Common Stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of Common Stock from the subordinated noteholder. Of the remaining proceeds, the Company has allocated approximately $12.0 million to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through acquisitions of existing PEO offices. For the nine months ended September 30, 1997, the Company has incurred $4.2 million in capital expenditures primarily related to the opening of sales offices and the necessary corporate infrastructure and technology to support this expansion. The balance of the proceeds will be used for working capital purposes. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

      CREDIT AGREEMENT

      In October 1995 the Company's wholly-owned subsidiary, Administaff of Texas, Inc. ("Administaff of Texas"), entered into a $10 million revolving credit agreement (the "Credit Agreement") with a bank. At September 30, 1997 no borrowings were outstanding under the Credit Agreement. In October 1997, the Credit Agreement expired. The Company elected not to exercise the Credit Agreement's extension provision because utilization of this credit facility was not expected within the one year extension term. The Company believes it could obtain a similar financing agreement with terms competitive with the Credit Agreement if the need for such an agreement were to arise.

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

      SEASONALITY, QUARTERLY FLUCTUATIONS AND INFLATION

      Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

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


                                      Administaff, Inc.



Date: November 11, 1997               By:        /s/ Richard G. Rawson
                                         -------------------------------------
                                                 Richard G. Rawson
                                               Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)


Date:  November 11, 1997              By:        /s/ Samuel G. Larson
                                         -------------------------------------
                                                   Samuel G. Larson
                                                Vice President, Finance
                                            (Principal Accounting Officer)

                                EXHIBIT INDEX


     EXHIBIT
       NO.                     DESCRIPTION
     -------                   -----------
        11.1    Statement Re:  Computation of Per Share Income

          27    Financial Data Schedule