Form 10-K
period 1997-12-31
ADMINISTAFF INC \DE\
filed 1998-03-13
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

(Mark One)
      [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1997.
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

     For the transition period from ______________ to _________________

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

Securities Registered Pursuant to Section 12(g) of the Act: NONE

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ----

        The aggregate market value of the voting stock of Administaff, Inc. held by non-affiliates (based upon the March 2, 1998 average high and low trade prices of these shares as reported by the New York Stock Exchange) was approximately $354 million.

        Number of shares outstanding of each of the issuer's classes of common stock, as of March 2, 1998: 13,906,221 shares.

        Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 5, 1998 which the registrant intends to file within 120 days of the end of the fiscal year.

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

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . .  16



                                                         PART II


Item 5.      Market for the Registrant's Common Equity and
               Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . .  32

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32


                                                         PART III


Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .  33

Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Item 12.     Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . .  33

Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .  33


                                                         PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . .  34

                                     PART I

       The statements contained in this Annual Report on Form 10-K ("Annual Report") which are not historical facts, including, but not limited to, statements found in Item 1, "Business" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements that involve a number of risks and uncertainties.
In the normal course of business, Administaff, Inc. ("Administaff" or the "Company"), in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements, many of which are beyond the control of the Company, and any of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 1.   BUSINESS.

GENERAL

       Administaff is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, liability management, employee recruiting and selection, performance management and training and development services. The Company was organized in 1986 and has provided PEO services since inception. In January 1997, the Company completed an initial public offering of 3,000,000 shares of its common stock.

       Administaff is a leading provider of PEO services, both in terms of the number of worksite employees and in terms of revenues. The Company serves client companies with worksite employees located throughout the United States. Houston, the Company's original location, accounted for approximately 47% of the Company's revenues for the year ended December 31, 1997 with other Texas markets contributing an additional 30%. As of December 31, 1997, the Company had 18 sales offices located in 12 markets. The Company is currently executing a long-term national expansion strategy which has targeted approximately 90 sales offices located in 40 strategically selected markets. As part of this expansion strategy, the Company opened five new sales offices and entered two new markets during 1997. The Company plans to enter at least one new market or open at least one additional sales office in an existing market in each quarter of 1998 and 1999.

       The Company believes that there are additional opportunities to enhance the growth of the Company's worksite employee base, including the establishment of marketing partnerships and alliances. In 1997, the Company developed a strategy for identifying and evaluating potential alliances, and in January 1998, the Company entered into the first significant agreement of this type with American Express Travel Related Services, Inc.

       The Personnel Management System is designed to improve the productivity and profitability of small and medium sized businesses (generally, businesses
with 100 or fewer employees).   It relieves business owners and key executives
of administrative and regulatory burdens, enabling them to focus on the core competencies of their businesses. It also promotes employee satisfaction through human resource management techniques that improve employee performance. The Company provides the Personnel Management System by entering into a Personnel Management Services Agreement ("PMSA") which establishes a three party relationship whereby the Company and client act as co-employers of the worksite employees. Under the PMSA, Administaff assumes responsibility for personnel administration and compliance with most employment-related governmental regulations while the client company retains the employees' services in its business and remains the employer for various other purposes. The Company charges a comprehensive service fee which is invoiced along with each periodic payroll of the client. The fee is based upon the gross payroll of each client and the Company's estimated cost of providing the services included in the Personnel Management System. Companies providing comprehensive services in this manner have become known as professional employer organizations, or PEOs, as distinguished from "fee for service" companies, such as payroll processing firms, human resource consultants and safety consulting firms.

PEO INDUSTRY

       The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small and medium sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. PEO arrangements generally transfer broad aspects of the employer/employee relationship to the PEO. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale as a professional employer and perform the employment-related functions at a level typically available only to large corporations with substantial resources to devote to human resources management.

       Growth in the PEO industry has been significant. According to the National Association of Professional Employer Organizations ("NAPEO"), the number of employees under PEO arrangements in the United States has grown from approximately 10,000 in 1984 to approximately 2.0 million in 1995. The Company believes that the key factors driving demand for PEO services include (i) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives, (ii) the need to provide competitive health care and related benefits to employees of small businesses, (iii) the increasing costs associated with workers' compensation and health insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) trends relating to the growth and productivity of the small business community in the United States.

       A significant factor in the growth of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. As the concept of PEO services became understood by regulatory authorities, the regulatory environment began to shift from one of hostility and skepticism to one of regulatory cooperation with the industry. During the mid to late 1980's, legitimate industry participants were challenged to overcome well publicized failures of financially unsound and, in some cases, unscrupulous operators. Given this environment, the Company and other industry leaders, in concert with NAPEO, have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound operators, and promotes the legitimacy and further development of the industry.

       While many states do not explicitly regulate PEOs, 18 states (including Texas) have enacted legislation containing licensing or registration requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts. The Company, which is currently licensed or registered in 17 states, does not view the burdens of compliance with these regulations as material to its business operations.

PRINCIPAL SERVICES

       The Company serves small and medium-sized business by providing the Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, liability management, employee recruiting and selection, performance management and training and development services. Among the laws and regulations that may affect a small business are the following:

       o   Internal Revenue Code (the "Code")                   o   Civil Rights Act of 1991
       o   Federal Income Contribution Act (FICA)               o   Americans with Disabilities Act (ADA)
       o   Employee Retirement Income Security Act              o   Tax Equalization and Fiscal
           (ERISA)                                                  Responsibility Act (TEFRA)
       o   Occupational Safety and Health Act                   o   Age Discrimination in Employment Act
           (OSHA)                                                   (ADEA)
       o   Federal Unemployment Tax Act (FUTA)                  o   Drug-Free Workplace Act
       o   Fair Labor Standards Act (FLSA)                      o   Consumer Credit Protection Act
       o   Consolidated Omnibus Budget Reconcilia-              o   The Family Medical Leave Act
           tion Act of 1987 (COBRA)                             o   Health Insurance Portability and Accountability
       o   Immigration Reform and Control Act                       Act
           (IRCA)                                               o   State unemployment and employment
       o   Title VII (Civil Rights Act of 1964)                     security laws
                                                                o   State workers' compensation laws

       While these regulations are complex, and in some instances overlapping, Administaff assists in achieving client companies' compliance by providing services in four primary categories: administrative functions, benefit plans and administration, personnel management and liability management. All of the following services are included in the Personnel Management System and are available to all client companies in consideration for the Company's comprehensive service fee.

       Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing, workers' compensation claims reporting, and monitoring and responding to changing regulatory requirements.

       Benefit Plans and Administration. The Company's benefit plan offerings include the following: a group health plan, a dependent care spending account plan, an employee assistance plan, an educational assistance plan, an adoption assistance program, group term life insurance coverage, accidental death and dismemberment insurance coverage, short- term and long-term disability insurance coverage and a 401(k) retirement plan. The group term health plan includes medical, dental, vision and prenatal care and a prescription card.
All eligible employees may participate in the 401(k) plan, while there are several different packages of the other benefit plans offered by the Company. As part of its service package, the Company administers these benefit plans, negotiates the terms and costs of such plans, maintains the plans in accordance with applicable federal and state regulations, serves as liaison for the delivery of such benefits to worksite employees and monitors and reviews claims for loss control purposes. The Company believes that this variety and quality of benefit plans is usually found only in larger companies that can spread program costs across many employees. Moreover, the Company believes that the availability and administration of these benefits tend to mitigate the competitive disadvantage small businesses normally face in the areas of cost control and employee recruiting and retention.

       Personnel Management. The Company provides a wide variety of personnel management services which gives its client companies access to resources normally found only in the human resources departments of large companies. All client companies receive the Company's comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices including recruiting, discipline and termination procedures. Other human resources services available to client company owners, worksite supervisors and employees include personnel policy and employee handbook drafting and reviewing, job description design, prospective employee screening and background investigations, performance appraisal process and forms design, professional development and issues-oriented training, counseling, substance abuse awareness training, drug testing, outplacement services and compensation guidance.

       Liability Management. Liability management services consist of several functions. First, pursuant to the Company's PMSA and basic to the Administaff client relationship, the Company assumes many of the liabilities associated with being an employer. These include liability for compliance with payroll tax reporting and payment obligations, workers' compensation regulations, the Consolidated Omnibus Budget Reconciliation Act of 1987 ("COBRA"), the Immigration Reform and Control Act and the Consumer Credit Protection Act. For those potential liabilities that Administaff does not assume, the Company assists its clients in managing and limiting exposure. This management for many clients includes first time and ongoing safety inspections as well as the implementation of safety programs designed to reduce workers' compensation claims. Administaff also provides guidance to clients on avoiding liability for discrimination, sexual harassment and civil rights violations and participates in termination decisions to attempt to secure protection from liability on those grounds. When a claim arises, the Company often assists in the client's defense regardless of whether the Company has been named directly. The Company employs attorneys specializing in several areas of employment law and has broad experience in disputes concerning the employer/employee relationship. This expertise allows Administaff's clients to contest many claims which they might otherwise have been inclined to settle. The Company also monitors changing government regulations and notifies clients of their effect on potential employer liability.

PERSONNEL MANAGEMENT SERVICES AGREEMENT

       All clients enter into Administaff's Personnel Management Services Agreement. The PMSA provides for an on-going relationship, subject to termination by the Company or the client at any time upon 60 days prior written notice.

       The PMSA establishes the Company's comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client's workforce. The PMSA also establishes the division of responsibilities between Administaff and the client as co-employers. Pursuant to the PMSA, Administaff is responsible for all personnel administration and is liable for purposes of certain government regulation. In addition, Administaff assumes liability for payment of salaries and wages of its worksite employees and responsibility for providing employee benefits to such persons, regardless of whether the client company makes timely payment of the associated service fee. The client retains the employees' services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond Administaff's ability to assume. A third group of responsibilities and liabilities are shared by Administaff and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the PMSA is as follows:

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

 Compliance with COBRA,               Compliance with OSHA regulations,    Compliance with Title VII of the
 Immigration Reform and Control       EPA regulations and any state or     Civil Rights Act of 1964, the Age
 Act, and Consumer Credit             legal equivalent government          Discrimination in Employment Act,
 Protection Act, Title III, as        contracting provisions, the Fair     the Employment Retirement Income
 well as monitoring changes in        Labor Standards Act, the Worker      Security Act, the Polygraph
 other governmental regulations       Adjustment and Retaining             Protection Act, the Federal Drug
 governing the employer/employee      Notification Act, professional       Free Workplace Act (and any state
 relationship and updating the        licensing requirements, fidelity     or local equivalent), state
 client when necessary                bonding requirements                 employment discrimination law

 Employee benefit procurement         Professional liability or
                                      malpractice

       Because Administaff is a co-employer with the client company, it is possible that Administaff could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The PMSA addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that Administaff could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages to manage its exposure to these types of claims, and as a result, the costs incurred by the Company with respect to this exposure have historically been insignificant to the Company's operating results.

       Clients are required to pay Administaff no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction, and receipt of funds is verified prior to release of payroll. Although the Company is ultimately liable as an employer to pay employees for work previously performed, it retains the ability to terminate the PMSA as well as the employees upon non-payment by a client. This right, the periodic nature of payroll and the natural screening effect of the Company's client selection process have resulted in an excellent overall collections history. However, in 1997 the Company incurred a $1.3 million bad debt charge related to a single payroll period of a significant former customer. The Company attempted to collect or obtain a secured position on the amount owed by the customer, but was unable to do so. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired. The Company is currently pursuing all avenues of collection available through the bankruptcy proceedings. Excluding the effects of this charge, the Company's losses from nonpayment of service fees have historically been insignificant to the Company's operating results.

CUSTOMERS

       Administaff serves client companies and worksite employees located throughout the United States. The Company's client base is broadly distributed throughout a wide variety of industries including services, wholesale trade, manufacturing, construction, finance, insurance, real estate, medical, retail trade and others.

       The Company attempts to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and to help insulate the Company from general economic cyclicality. As part of its client selection strategy, the Company does not offer its services to businesses falling within certain specified SIC codes, essentially eliminating certain industries that it believes present a higher risk of employee injury (such as roofing, logging and oil and gas exploration). All prospective customers are evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability. On average, Administaff's clients have been in business approximately 12 years.

       The Company focuses significant resources on client retention. Administaff's client retention record reflects that in excess of 80% of Administaff's clients remain for more than one year and that the retention rate improves for clients who remain with Administaff for longer periods. Client attrition experienced by Administaff is attributable to a variety of factors, including (i) termination by Administaff resulting from the client's inability to make timely payments, (ii) client election due to price factors, (iii) client business failure or downsizing and (iv) sale or disposition of the client company. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with service or to retain the services of a competitor.

MARKETING AND SALES

       As of December 31, 1997, the Company had 18 sales offices located in 12 markets. The Company is currently executing a long-term national expansion strategy which targets approximately 90 sales offices in 40 strategically selected markets. The Company's markets and their respective year of entry are as follows:

                                                                                  Initial
                     Market                      Sales Offices                   Entry Date
                     ------                      -------------                   ----------
                     Houston                          3                            1986
                     San Antonio                      1                            1989
                     Austin                           1                            1989
                     Orlando                          1                            1989
                     Dallas                           2                            1993
                     Atlanta                          2                            1994
                     Phoenix                          1                            1995
                     Chicago                          2                            1995
                     Washington D.C.                  1                            1995
                     Denver                           1                            1996
                     Los Angeles                      2                            1997
                     Charlotte                        1                            1997

       During 1997, the Company opened new sales offices in Houston, Los Angeles (2), Charlotte and Atlanta. Subsequent to December 31, 1997, the Company has opened a third sales office in the Los Angeles area as part of its plan to open at least one new sales office or enter one new market in each quarter of 1998 and 1999.

       The Company identified the 40 markets included in the national expansion strategy using a systematic market evaluation and selection process. The Company continues to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria that the Company believes are reliable predictors of successful penetration based on its experience. Among the factors considered are (i) market size, in terms of small businesses engaged in selected industries that meet the Company's risk profile,
(ii) market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers, (iii) existing relationships within a given market, such as vendor or client relationships, (iv) expansion cost issues, such as advertising and overhead costs, (v) direct cost issues that bear on the Company's effectiveness in controlling and managing the cost of its services, such as workers' compensation and health insurance costs, unemployment risks and various legal and other factors, (vi) a comparison of the services offered by Administaff to alternatives available to small businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs and (vii) long-term strategy issues, such as the general perception of markets and their long-term revenue growth potential. Each of the Company's expansion markets, beginning with Dallas in 1993, was selected in this manner.

       The Company's marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. The Company develops a mix of advertising media and a placement strategy tailored to each individual market. After selecting a market and developing its marketing mix, but prior to entering the market, the Company engages in an organized media and public relations campaign to prepare the market for the Company's entry and to begin the process of generating sales leads. The Company markets its services through a broad range of media outlets, including radio, newspapers, periodicals, direct mail and the Internet. The Company employs a public relations firm in each of its markets as well as advertising consultants to coordinate and implement its marketing campaigns. The Company has developed an inventory of proven, successful radio and newsprint advertisements which are utilized in this effort.

       The Company generates sales leads from three primary sources: direct sales efforts, advertising and referrals. These leads result in initial presentations to prospective clients, and, ultimately, a predictable number of client census reports. The client's census report reflects information gathered by the sales associate about the prospect's employees, including job classification, state of employment, workers' compensation claims history, health insurance claims history, salary, and a desired level of benefits. This information is entered into the Company's customized bid system, which applies Administaff's pricing model to the census data, leading to the preparation of a bid. Concurrently with this process, the prospective client's workers' compensation and health insurance histories are evaluated from a risk management perspective. Unfavorable aspects of either of these histories could result in termination of the sales effort and rejection of the prospect. This prospective client screening process plays a vital role in controlling the Company's benefits costs and limiting its exposure to liability. Upon completion of a favorable risk evaluation, the sales associate presents the prospective client with the Company's bid and attempts to enroll the prospect.

       The Company believes that it can improve the effectiveness and efficiency of its sales efforts through marketing partnerships and alliances. During 1997, the Company developed a strategy for identifying and evaluating potential alliances. As a result of these efforts, the Company has evaluated and will continue to evaluate such relationships.

       In January 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company agreed to sell 693,126 shares of its common stock to American Express for a total purchase price of $17.7 million. The shares of common stock include warrants to purchase an additional 2,065,515 shares of common Stock at prices ranging from $40 to $80 per share.

       In conjunction with the Securities Purchase Agreement, the Company agreed to enter into a Marketing Agreement with American Express to jointly market the Company's services to American Express' substantial small business customer base across the country. Under the Marketing Agreement, American Express will utilize its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express will work to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven year term and provides that Administaff will be the exclusive PEO partner of American Express for the first three years. The Company will pay a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement.

       In late 1997, the Company entered into two additional business alliances. The Company received an endorsement from International Center for Entrepreneurial Development, Inc. (an affiliate of Kwik Kopy Corporation) to serve as the preferred vendor for PEO services for all Kwik Kopy and affiliated company franchises. In addition, the Company signed an Endorsement Agreement with the Texas Bankers Association to be a preferred vendor of PEO services for its member institutions. While the Company does not expect these relationships to have a material impact on its overall growth rate, they will serve as prototypes for similar relationships which, in the aggregate, could enhance the Company's overall sales efficiency.

       The Company believes that the agreement with American Express and other alliances and partnerships will enhance its ability to increase its base of worksite employees and clients in existing and future markets, although there can be no assurances to that effect. The Company intends to pursue other such marketing partnerships and alliances to further enhance its ability to grow.

VENDOR RELATIONSHIPS

       Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary with minimal disruption to its operations, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees.

       The Company's group health insurance plan is provided by Aetna U.S. Healthcare, Inc. ("Aetna"). Each client company selects from a range of health plan coverages available under the plan and Administaff's comprehensive fees to that client reflect the coverage options selected. The Company initiated insurance coverage with Aetna in 1989. The current one-year policy expires on December 31, 1998. The fully-insured policy requires the Company to fund claims and premiums up to a specified quarterly cap amount. Aetna is required to fund all claims and premiums, if any, in excess of the quarterly cap amount. These cap amounts are in place for quarterly periods and such cap amounts are adjustable, based on claims experience, with six months notice by Aetna. While Aetna bears ultimate legal responsibility for all claims, the Company seeks to minimize health care claims through its benefits administration management practices because the Company bears the burden of higher costs as claims experience increases.

       The Company's workers' compensation policies have been provided by Reliance National Indemnity Co. since 1990. Since November 1994, the Company has been covered under a guaranteed cost plan whereby monthly premiums are paid for complete coverage of all claims under the policy. The current one-year policy expires on October 31, 1998.

INFORMATION TECHNOLOGY

       The Company has developed state-of-the-art information technology capable of meeting the demands of payroll and related processing for the Company's worksite employees, satisfying the Company's administrative and management information needs, and providing productivity enhancement tools to the Company's corporate staff. While the Company utilizes commercially available software for standard business functions such as finance and accounting, it has developed a proprietary professional employer information system for the delivery of its primary services. This system manages data relating to worksite employee enrollment, human resource management, benefits administration, payroll processing, management information, and sales bid calculations that are unique to the PEO industry and to Administaff. Central to the system is a payroll processing system that allows the Company to process a high volume of payroll transactions that meet the customized needs of client companies.

       The Company's proprietary PEO information system is now in its fourth generation. The software uses Informix, a relational database and program development language, and PowerBuilder, a state-of-the-art, object oriented client/server development system. The software is designed to provide high volume professional employer services utilizing a combination of on-line and batch processing capabilities that can be readily expanded to handle additional processing needs. The system is accessed through a graphical user interface engineered to maximize both the quality of Administaff's services and the efficiency with which they are delivered.

       The Company's primary information processing facility is located at the Company's corporate headquarters in Kingwood, Texas (a suburb of Houston). A second processing facility is located in Las Colinas, Texas (a suburb of Dallas). The Kingwood facility handles approximately two-thirds of the Company's daily client service load as well as administrative and management information processing. The Las Colinas facility handles approximately one-third of the daily client service load and acts as a disaster recovery facility for the Company capable of handling all of the Company's operations for a short period of time.

       The Company's principal computing platform is the IBM RISC/6000. The Company utilizes six IBM RISC/6000s at its Kingwood facility and two at its Las Colinas facility. These processing facilities are linked by a high speed wide area network utilizing dedicated telecommunications facilities. The IBM RISC/6000 computers are also connected by local area networks to PC workstations running Microsoft Windows95(C) software. The Company's district sales offices are equipped with Microsoft NT Advanced Server(C) networks and are linked to the Kingwood and Las Colinas facilities through public telecommunications facilities.

       In late 1997, the Company assessed the feasibility of augmenting its current service delivery capabilities with certain functions available through the Internet. As part of a potential longer-term project, the Company approved the first steps in developing "Administaff Online" and expects initial portions of the project to be available for use during 1998. Depending on the success and acceptance of the initial phase of Administaff Online, the Company may choose to invest significant resources into further developing Internet-based service delivery functions.

COMPETITION

       The PEO industry consists of approximately 2,000 companies, most of which serve a single market or region. The Company believes that it is one of the two largest PEOs in the United States in terms of revenues. The Company's competitors include Staff Leasing, Inc. and The Vincam Group, Inc. Due to the differing geographic regions and market segments in which these companies operate, the Company considers its primary competition to be the traditional in-house provision of employee-related services. However, there can be no assurance that, as the Company and other large PEOs expand into a more national presence, competition will not intensify among larger PEOs. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants.

       Competition in the PEO industry revolves primarily around breadth and quality of services, reputation, choice and quality of benefits and price. The Company believes that reputation, national presence, regulatory expertise, financial resources, risk management and data processing capabilities distinguish leading PEOs from the rest of the industry. The Company believes that it competes favorably in these areas.

       In recent years, several large companies in related industries have entered the PEO market either through acquiring existing PEOs or through start-up operations. Examples of such market entrants include Paychex, Inc., Automatic Data Processing, Inc. and NovaCare, Inc. The Company believes its long operating history, experience and branding in the PEO industry will allow it to compete on favorable terms with such companies.

INDUSTRY REGULATION

       The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform.

       Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among PEOs, client companies and worksite employees. This is particularly true in Texas where the Company's management has worked with numerous regulatory agencies and was instrumental in the ultimate passage of the Staff Leasing Services Licensing Act (the "Texas Staff Leasing Act"), an act which formally recognized the PEO industry in Texas and resolved prior interpretive disputes as to the status of PEOs. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts is limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. While the Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations, management will continue to pursue a proactive strategy of educating administrative authorities as to the advantages of PEOs and achieving regulation which appropriately accommodates their legitimate business function.

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

These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code Section 401(k) and a matching contributions feature under Code Section 401(m)), a cafeteria plan under Code
Section 125, a group health plan, a group life insurance plan, a group disability insurance plan, a dependent care spending account plan, an educational assistance plan, an adoption assistance program and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

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

       Separate from the IRS' review of the pending determination request, the Company's 401(k) Plan for the 1993 plan year is currently under audit. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group (the "Market Segment Group") for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is the Industry Issue (whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO's 401(k) plan). NAPEO and the Company are cooperating with the IRS in this study of the PEO industry. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office. A copy of the Technical Advice Request and the Company's response has been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response to the Technical Advice Request refutes the conclusions of the IRS Houston District.

The Company understands that the Industry Issue identified by the Market Segment Group study also was referred to the National Office. If, after review, the IRS National Office concludes that its response to the Technical Advice Request will be adverse to Administaff, Administaff will be granted a conference with the National Office to discuss the proposed results. If the Market Segment Group study were to reach a conclusion that is adverse to the PEO industry, there is an administrative procedure available to appeal that conclusion. In addition to working with the Market Segment Group study, NAPEO is actively engaged in policy discussions with both the Treasury Department and with members of Congress in an effort to reduce the likelihood of unfavorable conclusions and to procure favorable legislation.

       Whether the National Office will address the Technical Advice Request independently of the Industry Issue is unclear. The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on the issues or, if issued, whether such a statement would be favorable to the Company. The Company intends to vigorously pursue a favorable resolution of the issues through one or more of the following methods: the audit-Technical Advice Request, the Market Segment Group study process, the policy and legislative efforts, and, if necessary, legal action. If, however, any of these processes were to conclude that a PEO is not a co-employer of its worksite employees and such conclusion were to ultimately prevail, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of such an adverse conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available similar benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion would have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

       401(k) Plan Nondiscrimination Testing Issues. In 1991, the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform the required annual nondiscrimination tests for the plan. Each year such record keeper reported to the Company that such nondiscrimination tests had been satisfied. However, in August 1996, the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received such notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years except 1995. With respect to the 1995 year, the Company has caused the 401(k) Plan to refund the required excess contributions and earnings thereon to affected highly compensated participants, and the Company paid an excise tax of approximately $47,000 related to refunded excess contributions. Because the 401(k) Plan is under a current IRS audit, the IRS voluntary correction program for this type of operational defect is not available to the Company for years prior to 1995. Accordingly, the Company informed the IRS of the prior testing errors for each of 1991, 1992, 1993 and 1994 and proposed a correction that consists of corrective contributions by the Company to the 401(k) Plan with respect to these years (including the closed years) and the payment by the Company of the minimum penalty ($1,000) that the IRS is authorized to accept to resolve this issue. The IRS Houston District indicated that resolution of the nondiscrimination test failures is premature until the National Office resolves the issues presented in the Technical Advice Request. No assurance can be given that the IRS will permit the Company to administratively "cure" this operational defect. The Company has recorded a reserve during the third quarter of 1996 for amounts it may ultimately be required to pay in connection with corrective action with respect to the 401(k) Plan. The amount of such reserve is the Company's estimate of the cost of corrective measures and penalties, although no assurance can be given that the actual amount that the Company may ultimately be required to pay will not substantially exceed the amount so reserved. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. Based on its understanding of the settlement experience of other companies with respect to similar issues, the Company does not believe that the ultimate resolution of the nondiscrimination test issue will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given by the Company because the ultimate resolution of this issue will be determined in a negotiation process with the IRS or in litigation.

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

       If the Company were found not to be an employer for ERISA purposes, its plans would not comply with ERISA. Further, as a result of such finding the Company and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws. Even if such a finding were made, the Company believes it would not be materially adversely affected because it could continue to make available similar benefits at comparable costs.

       In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between the Company and its worksite employees may also arise under other federal laws, including other federal income tax laws.

       Possible Multiple Employer Plan Treatment. The U.S. Department of Labor ("DOL") issued an Advisory Opinion in December 1995 to a staff leasing company advising that particular company that its health plan, which covered worksite employees, was a multiple employer plan, rather than a single employer plan. Because the Company believes it is a co- employer of worksite employees, the Company views its group health plan, which also covers worksite employees, to be a single employer plan. However, if this DOL opinion were applied to the Company, it is possible, although the Company believes it is unlikely, that the DOL would assert penalties against the Company for having incorrectly filed annual reports treating its plan as a single employer plan. Such a conclusion, if applied to the other employee benefit plans that cover worksite employees, could result in additional liabilities of the Company. The Company does not believe that any such penalties will, individually or in the aggregate, be material to the Company's financial condition or results of operations. Further, even if such a conclusion is reached, the Company believes that it would continue to be able to make available comparable benefit programs to client companies.

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

       OTHER STATE REGULATION

       While many states do not explicitly regulate PEOs, 18 states have passed laws that have licensing or registration requirements for PEOs and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. In addition to holding a license in Texas, Administaff holds licenses in Arkansas, Florida, New Hampshire, Oregon, South Carolina, Tennessee, Utah and Maine. The Company has applied for a license in Montana and currently holds a provisional license. The Company is registered or certified in Illinois, Massachusetts, Minnesota, New Mexico, Nevada, Kentucky and Rhode Island. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

CORPORATE OFFICE EMPLOYEES

       The Company has approximately 480 corporate office and sales employees as of December 31, 1997. The Company believes that its relations with its corporate office and sales employees are good. None of the Company's corporate office and sales employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

         Administaff maintains two primary facilities. The corporate headquarters are located in Kingwood, Texas (20 miles north of downtown Houston), on approximately 17 acres owned by the Company. This location includes a 66,000 square foot campus style facility and a 76,000 square foot facility that serves as the Company's operations and records retention facility. Together these facilities house the Company's executive offices, corporate staff, service delivery personnel, data-processing center, training facilities and all other corporate functions.

         The Company's other primary facility is located in Las Colinas, near Dallas, Texas. This 15,300 square foot leased facility, which became operational in October 1994, currently handles approximately one-third of the Company's data processing and service delivery needs and serves as a backup data processing facility and disaster recovery center. The lease on this facility expires in early 1999. The Company is currently evaluating potential replacements for this facility in the Dallas area which will provide the capacity for growth in data processing and service delivery at this location.

         The Company also leases facilities in each of its sales markets. These offices are typically staffed by six to eight sales associates, a district sales manager and an administrative assistant.

         The Company believes that its facilities are adequate for the purposes for which they are intended and that its headquarters have sufficient additional capacity to accommodate the Company's foreseeable expansion plan. The Company will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and the Company's long-term service delivery requirements. The Company intends to lease additional facilities in new markets as applicable.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. The Company believes that pending legal proceedings would not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

         The Common Stock commenced trading on the New York Stock Exchange following the Company's initial public offering on January 29, 1997. The Company's trading symbol is "ASF". As of March 2, 1998, there were 203 holders of record of the Common Stock. This number does not include stockholders for whom shares were held in "nominee" or "street name." The following table sets forth the high and low closing sale prices for the Common Stock on the New York Stock Exchange as reported by The Wall Street Journal for 1997.

                                                                      HIGH                  LOW
         1997

         First Quarter  . . . . . . . . . . . . . . . . .          $ 25.500             $ 16.625
         Second Quarter . . . . . . . . . . . . . . . . .            24.375               14.875
         Third Quarter  . . . . . . . . . . . . . . . . .            25.625               20.500
         Fourth Quarter . . . . . . . . . . . . . . . . .            25.875               19.250

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                         1993       1994        1995      1996           1997
                                                         ----       ----        ----      ----           ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

INCOME STATEMENT DATA:
   Revenues . . . . . . . . . . . . . . . . . . . .  $ 496,058  $ 564,459   $ 716,210 $ 899,596     $ 1,213,620
   Gross profit . . . . . . . . . . . . . . . . . .     19,782     25,196      28,873    37,856          51,269
   Operating income   . . . . . . . . . . . . . . .      3,127      5,859       2,221     6,477           9,346(1)
   Net income   . . . . . . . . . . . . . . . . . .      1,949      3,766       1,116     2,603 (2)       7,439(1)

   Basic net income per share   . . . . . . . . . .  $    0.22  $    0.39   $    0.11 $    0.24 (2) $      0.56(1)

   Diluted net income per share . . . . . . . . . .  $    0.22  $    0.38   $    0.10 $    0.24 (2) $      0.53(1)


BALANCE SHEET DATA
   Working capital  . . . . . . . . . . . . . . . .  $  (2,340) $   8,797   $   4,737 $   4,629     $    46,611
   Total assets . . . . . . . . . . . . . . . . . .     19,401     41,081      39,474    48,376         109,455
   Total debt   . . . . . . . . . . . . . . . . . .      1,196      5,007       4,679     4,603              --
   Total stockholders' equity   . . . . . . . . . .        569      8,056      10,689    13,292          63,763

STATISTICAL DATA:
   Worksite employees at period end(3)  . . . . . .     15,165     15,780      20,502    23,794          29,725
   Client companies at period end . . . . . . . . .        687        809       1,130     1,516           1,893
   Gross payroll per employee per month(4)  . . . .  $   2,117  $   2,268   $   2,331 $   2,562     $     2,855



-----------------
     (1) For the year ended December 31, 1997, operating income, net income and basic and diluted net income per share would have been $10.7 million, $8.3 million, $0.62 and $0.59, respectively, excluding the effects of a bad debt charge incurred during the second quarter of 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
     (2) For the year ended December 31, 1996, net income and basic and diluted net income per share would have been $3.8 million, $0.35 and $0.34, respectively, excluding the impact of a non-recurring charge relating to certain issues involving the failure of the Company's 401(k) Plan to comply with certain nondiscrimination tests required by the Code, which impact has been adjusted for income taxes and is net of amounts recoverable from the 401(k) Plan record keeper. See Note 11 of Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
     (3) Reflects the number of employees paid during the last month of the period shown.
     (4) Excludes bonus payroll of worksite employees, which is not subject to the Company's normal service fee.

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

OVERVIEW

       Administaff provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, liability management, employee recruiting and selection, performance management, and training and development services. As of December 31, 1997, the Company had 18 sales offices located in 12 markets. The Company is currently executing a long-term national expansion strategy which targets 40 strategically selected markets. The costs associated with this expansion into new markets (which for the purposes hereof refers to markets entered since the commencement of the expansion strategy in September 1993) have been significant and have affected the results of operations for 1995, 1996 and 1997.

       Revenues

       The Company's revenues are derived from its comprehensive service fees which are based upon each employee's gross pay and a mark-up determined as a percentage of the gross pay. The comprehensive service fees are invoiced along with each periodic payroll. The Company's revenues are dependent on the number of clients enrolled, the resulting number of employees paid each period, the gross payroll of such employees and the number of employees enrolled in benefit plans.

       The Company's expansion strategy is designed to broaden the scope of the Company's sales and marketing efforts into new, strategically selected markets, where the Company's objective is to duplicate the sales and marketing success experienced in the Houston market to date. The Company has expanded its sales force from 22 at January 1, 1994 to 111 at December 31, 1997. The Company expects to open at least one new market or one additional sales office in an existing market in each quarter during 1998 and 1999.

       Direct Costs

       The Company's primary direct costs are (i) the salaries and wages of worksite employees ("payroll cost"), (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. Payroll costs of worksite employees are affected by the composition of the worksite employee base, by inflationary effects on wage levels and by differences in the local economies of the Company's markets. Changes in payroll costs have a proportionate impact on the Company's revenues.

       Employment related taxes consist of the employer's portion of payroll taxes required under FICA, which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State unemployment tax rates are subject to claims histories and vary from state to state.

       Employee benefit costs are comprised primarily of health insurance costs but also include costs of other employee benefits such as prescription card, vision care, disability insurance, a dependent care spending account and an employee assistance plan.

       Workers' compensation costs include premiums, administrative costs and claims related expenses under the Company's workers' compensation program. Since November 1994 the Company has been insured under a guaranteed cost plan under which monthly premiums are paid for coverage of all accident claims occurring during the policy period.

       The Company's gross profit margin is determined in part by its ability to accurately estimate and control direct costs and its ability to incorporate such costs into the comprehensive service fees charged to clients, which are subject to contractual arrangements. In addition, the gross profit margin is affected by changes in the level of payroll cost per worksite employee because the Company's revenues and direct costs both include the payroll cost.

       Operating Expenses

       The Company's primary operating expenses are salaries, wages and payroll taxes of both corporate office and sales employees, general and administrative expenses and sales and marketing expenses. As a result of the Company's overall growth and market expansion strategy, operating expenses have increased significantly during the last several years. The increases include expenses associated with establishing and maintaining each new sales office facility, the increased compensation related expenses of newly hired sales associates and expansion of the Company's advertising efforts. In addition, the anticipated growth as a result of the sales expansion is also reflected in increased corporate operating expenses to provide expansion of the Company's service capacity. The Company expects that the investment in new markets will continue at a level comparable to or greater than 1997 through at least 1999.

       Income Taxes

       The Company's provision for income taxes typically differs from the U.S. statutory rate of 34% due primarily to state income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation and amortization, state income taxes, client list acquisition costs, allowance for uncollectible accounts receivable, software development costs and other accrued liabilities. Changes in these items are reflected in the Company's financial statements through the Company's deferred income tax provision.

RESULTS OF OPERATIONS

       YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

       The following table presents certain information related to the Company's results of operations for the years ended December 31, 1996 and 1997.

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                    -------------------------
                                                                       1996            1997         CHANGE
                                                                    ---------        --------       ------
                                                                         (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 899,596      $ 1,213,620           34.9%
  Gross profit  . . . . . . . . . . . . . . . . . . . . . . .        37,856           51,269           35.4%
  Gross profit margin   . . . . . . . . . . . . . . . . . . .           4.2%             4.2%
  Operating income  . . . . . . . . . . . . . . . . . . . . .         6,477            9,346           44.3%

STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . . . .         3,166            3,492           10.3%
  Monthly payroll cost per worksite employee  . . . . . . . .         2,562            2,855           11.4%
  Monthly gross markup per worksite employee  . . . . . . . .           604              637            5.5%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . . . .        22,234           26,907           21.0%

         REVENUES

         The Company's revenues increased 34.9% over 1996 due to an increase in worksite employees paid accompanied by an increase in the revenue per worksite employee. The Company's expansion of its sales force through new market and sales office openings over the past four years is the primary factor contributing to the increased number of worksite employees. The Company's expansion markets (defined as markets opened after September 1993 - the commencement of the Company's national expansion plan) contributed approximately $438 million, or 36.1%, of the Company's total revenues in 1997 versus approximately $221 million, or 24.6%, in 1996. The Company expects continued growth in the number of worksite employees in 1998 due to the effect of sales in existing markets and expansion into new markets.

         The increase in revenue per worksite employee of 10.3% directly relates to the increase in payroll cost per worksite employee of 11.4%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees that have a higher average base pay than the existing client base and through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

         GROSS PROFIT MARGIN

         The Company's gross profit margin was unchanged at 4.2% in 1996 and 1997. The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in the gross markup per worksite employee as a percentage of revenue from 19.1% in 1996 to 18.2% in 1997. This decrease was matched by a decrease in the cost of providing employee benefits as a percentage of revenue and a slight decrease in employment related taxes as a percentage of payroll cost. Gross profit per worksite employee increased from $142 per employee per month in 1996 to $159 per employee per month in 1997.
The Company attempts to match changes in the overall gross mark-up percentage charged for its services with changes in its direct cost structure while improving the overall gross profit per worksite employee. However, there can be no assurances that the Company will be able to achieve these results in the future.

         The cost of providing employee benefits was slightly lower in 1997 versus 1996 primarily due to decreased health insurance premiums and workers'
compensation costs.   Health insurance premiums decreased as a percentage of
revenues from 6.2% in 1996 to 5.6% in 1997. Workers' compensation costs decreased from 2.1% of payroll cost in 1996 to 1.6% of payroll cost in 1997. Both of these decreases reflect the reduced risk sensitivity of the current composition of the Company's client base as compared to the 1996 period.

         Employment related taxes as a percentage of payroll cost declined from 7.3% in 1996 to 7.1% in 1997. This reduction reflects a net decrease in the weighted average state unemployment tax rates paid by the Company.

         OPERATING EXPENSES

         Operating expenses remained constant as a percentage of revenue at 3.5% in 1996 and 1997. Total operating expenses increased 33.6% while revenues and gross profit increased 34.9% and 35.4%, respectively. The most significant increases in operating expenses were in general and administrative expenses and compensation related costs which reflect the overall growth of the Company.

         General and administrative expenses increased 57.3% from 1996 to 1997 and increased from 0.9% of revenue in 1996 to 1.0% of revenue in 1997. These increases primarily relate to (i) increased bad debt expense, (ii) higher travel expenses associated with the Company's national expansion, (iii) higher legal, accounting and professional fees associated with being a public company and (iv) increased expenses associated with the growth in the number of worksite and corporate employees.

         During the second quarter of 1997 the Company recorded a $1.3 million (approximately $800,000 after tax) bad debt charge for the potential uncollectibility of an account receivable from a significant former customer. This charge resulted from the customer's inability to pay the invoices related to a single payroll period in April 1997. The Company attempted to collect the amounts due or obtain a secured position on the amount owed by the customer; however, the Company was unable to collect the amounts or obtain such a position. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired. The Company is currently pursuing all avenues of collection available through the bankruptcy proceedings. However, the Company has not collected, and does not expect to collect, any of the amounts owed by the customer.

         Compensation costs, which include salaries, wages, payroll taxes and commissions, increased 25.5% compared to 1996, but decreased as a percentage of revenue from 2.1% in 1996 to 1.9% in 1997. The overall increase in compensation related costs is primarily related to an 18.2% increase in the average number of corporate staff, including sales personnel.

         Depreciation and amortization expense increased 44.3% over the 1996 period, but remained constant at 0.2% of revenue in both periods. The overall increase is attributable to capital expenditures related to the opening of new sales offices as part of the Company's national expansion strategy and investments in technology and infrastructure related to increasing corporate service capacity.

         The increase in operating expenses includes the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in expansion markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $7.9 million in 1997 versus $6.1 million in 1996.

         NET INCOME

         Interest income increased $2.3 million from 1996 to 1997 due to the investment of the proceeds from the Company's initial public offering received in early February 1997. Interest expense decreased $567,000 as reductions in interest expense due to the repayment of the Company's outstanding indebtedness were partially offset by the write off of deferred financing costs relating to the repaid indebtedness.

         Other expense in 1996 includes a non-recurring charge relating to certain issues involving the failure of the Company's 401(k) Plan to comply with certain nondiscrimination tests required by the Code, net of amounts recoverable from the 401(k) Plan record keeper. See Note 11 of Notes to Consolidated Financial Statements.

         The Company's provision for income taxes differs from the U.S. statutory rate of 34% due primarily to state income taxes. For the 1996 period, the provision for income taxes differs from the statutory rate also because certain portions of the non-recurring charge are non-deductible for income tax purposes.

         The Company's net income for the year ended December 31, 1997 increased to $7.4 million, or $0.53 per share (diluted), versus $2.6 million, or $0.24 per share (diluted), for the year ended December 31, 1996.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

         The following table presents certain information related to the Company's results of operations for the years ended December 31, 1995 and 1996.

                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                                    -------------------------
                                                                       1995            1996         CHANGE
                                                                    ---------        --------       ------
                                                                         (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 716,210        $ 899,596           25.6%
  Gross profit  . . . . . . . . . . . . . . . . . . . . . . .        28,873           37,856           31.1%
  Gross profit margin   . . . . . . . . . . . . . . . . . . .           4.0%             4.2%
  Operating income  . . . . . . . . . . . . . . . . . . . . .         2,221            6,477          191.6%

STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . . . .         2,904            3,166            9.0%
  Monthly payroll cost per worksite employee  . . . . . . . .         2,331            2,562            9.9%
  Monthly gross markup per worksite employee  . . . . . . . .           573              604            5.4%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . . . .        19,255           22,234           15.5%

         REVENUES

         The Company's revenues increased 25.6% over 1995 due to an increase in worksite employees paid accompanied by an increase in the revenue per worksite employee. The Company's expansion of its sales force through new market and sales office openings is the primary factor contributing to the increased number of worksite employees. The Company's expansion markets contributed approximately $221 million, or 24.6%, of the Company's total revenues for 1996 versus approximately $110 million, or 15.4%, in 1995. In addition, the 1995 period includes approximately 1,400 new employees enrolled through a referral agreement with an unaffiliated PEO in Chicago. The Company added to its sales force in the Dallas market in January 1996 and the Denver market in September 1996.

         The increase in revenue per worksite employee of 9.0% directly relates to the increase in payroll cost per worksite employee of 9.9%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees with higher average base pay to the existing client base.

         GROSS PROFIT MARGIN

         The Company's gross profit margin increased from 4.0% in 1995 to 4.2% in 1996. The primary factors contributing to the increased gross profit margin were a decrease in unemployment taxes as a percentage of payroll cost and a slight decrease in the cost of providing employee benefits as a percentage of revenue. These factors were partially offset by a decrease in the gross markup per person as a percentage of revenue.

         Employment related taxes as a percentage of payroll cost declined from 7.9% in 1995 to 7.3% in 1996. This reduction was primarily due to reduced unemployment tax expense in the State of Texas. The Company's unemployment tax rate in the State of Texas was substantially lower in 1996 than 1995 due to the effects of a reorganization of the Company's operating subsidiaries completed on January 1, 1996.

         The cost of providing employee benefits was slightly lower in 1996 versus 1995 primarily due to decreased workers' compensation costs. Workers' compensation costs decreased from 2.5% of payroll cost in 1995 to 2.1% of payroll cost in 1996. This reduction was due to the overall rate on the Company's fixed premium policy in effect during 1996 being lower than the previous policy. These rate reductions reflect a reduced risk sensitivity in the Company's client base. Medical plan premiums were comparable as a percentage of revenues in 1996 versus 1995.

         The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in markup per employee as a percentage of revenue from 19.7% in 1995 to 19.1% in 1996. The Company generally charges lower overall rates as a percentage of gross payroll on higher wage, less risk sensitive employees.

         OPERATING EXPENSES

         Operating expenses decreased as a percentage of revenue from 3.7% in 1995 to 3.5% in 1996. Total operating expenses increased 17.7% while revenues and gross profit increased 25.6% and 31.1%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation related costs (salaries, wages and payroll taxes and commissions) which increased in proportion to revenues and increased depreciation and amortization expense. General and administrative expenses were slightly higher than in 1995 and advertising expenses were approximately equal to 1995. The factors noted above include the effects of continued significant operating expenses in new markets. Operating expenses incurred directly in expansion markets (which include salaries, payroll taxes, recruiting and training costs of newly hired sales associates, advertising and public relations costs and general office expenses) totaled $6.1 million in 1996 versus $4.3 million in 1995. Excluding the impact of expenses incurred directly in the new markets, operating expenses increased only $2.9 million, or 11.0% as compared to 1995.

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

         General and administrative expenses as a percentage of revenue declined slightly versus 1995 from 1.1% to 0.9%. This trend is due to the Company's focused efforts to contain costs in its selling, service and administrative functions.

         NET INCOME

         Interest expense increased $232,000 due to financing charges related to the payment plan for the Company's annual workers' compensation insurance policy and short-term borrowings on the Company's revolving line of credit. Interest income was essentially unchanged from 1995.

         Other expense in 1996 includes a non-recurring charge relating to certain issues involving the failure of the Company's 401(k) Plan to comply with certain nondiscrimination tests required by the Code, net of amounts recoverable from the 401(k) Plan record keeper. See Note 11 of Notes to Consolidated Financial Statements.

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

         The increase in net income for the year ended December 31, 1996 versus December 31, 1995 of $1.5 million, or 133.2%, is due to the same factors which resulted in increased operating income, partially offset by the effects of the non-recurring charge in the third quarter for certain 401(k) Plan issues, net of amounts recoverable from the 401(k) Plan recordkeeper. Excluding the non-recurring third quarter charge and the related income tax effects of such charge, net income would have been $3.8 million (or $0.34 per share - diluted) in 1996 as compared to $1.1 million (or $0.10 per share - diluted) in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has, in the past, sought and may, in the future, seek to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities and cash flows from operations will be adequate to meet its liquidity requirements through at least 1999. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs.

         The Company has $66.6 million in cash and cash equivalents and marketable securities at December 31, 1997, of which approximately $19.2 million is payable in early January 1998 for withheld federal and state income taxes, FICA and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices and capital expenditures. The Company repaid all of its long-term debt utilizing the proceeds from its initial public offering in January 1997 and accordingly, has no long-term debt repayment requirements during 1998. At December 31, 1997 the Company had working capital of $46.6 million which is significantly increased from $4.6 million at December 31, 1996 due to the proceeds from the Company's initial public offering.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's cash flows from operating activities in 1997 increased substantially from 1996. The increase of $8.7 million resulted from the higher level of net income during the year and the timing of the accrual, collection and payment of the Company's service fees, payroll costs and payroll taxes at the end of the respective periods. Net income, adjusted for non-cash expense items, provided cash of $11.2 million in 1997 versus $5.5 million in 1996. In addition, the Company had higher levels of accounts receivable, accrued worksite employee payroll expense and payroll taxes and other payroll deductions payable as of December 31, 1997 due to the higher volume of payroll surrounding the last day of the month.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures during the year ended December 31, 1997 totaled $7.1 million and related primarily to furniture, equipment, computer equipment and building improvements at its corporate facilities as part of the Company's continued investment in technology and infrastructure to accommodate its rapid growth rate. In addition, capital expenditures during 1997 include furniture and computer equipment related to the opening of five new sales offices. Capital expenditures during the year ended December 31, 1996 totaled $4.0 million and included approximately $2.1 million to complete, furnish and equip a Company-owned facility to accommodate continued growth in corporate employees. This facility was opened in February 1996. In addition, capital expenditures in 1996 included expenditures for corporate and disaster recovery computer equipment, furniture and equipment for new and existing sales offices and new corporate telephone systems. Capital expenditures of $4.6 million in 1995 included approximately $2.4 million for construction on the company-owned facility completed in February 1996, expenditures to equip and furnish new and existing sales offices and for corporate and disaster recovery computer equipment.

         Net purchases of marketable securities during 1997 reflect the investment of a portion of the proceeds from the Company's initial public offering in short-term, highly liquid marketable securities with maturities ranging from 91 days to two years from the date of purchase. The marketable securities consist primarily of debt securities issued by corporate and governmental entities.

         CASH FLOWS FROM FINANCING ACTIVITIES

         The Company completed an initial public offering of 3,000,000 shares of common stock in January 1997. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of common stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of common stock from the subordinated noteholder. With the remaining proceeds, the Company intends to continue to support expansion of the Company's operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through marketing or other business alliances or acquisitions of existing PEO offices. For the year ended December 31, 1997, the Company incurred $7.1 million in capital expenditures primarily related to the opening of sales offices and the necessary corporate infrastructure and technology to support this expansion. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

         Cash flows from financing activities in 1997, 1996 and 1995 include loans to employees related to the federal income tax impact of the exercise of stock options. In 1996, the Company borrowed, on two occasions, a total of $2.5 million under its $10 million revolving credit agreement. Both borrowings were repaid during the third quarter of 1996. During 1995, 1996 and 1997, the Company incurred $0.7 million, $1.1 million and $0.3 million, respectively, in costs related to its initial public offering which was completed in January 1997.

         CREDIT AGREEMENT

         In October 1995 the Company's wholly-owned subsidiary, Administaff of Texas, Inc., entered into a $10 million revolving credit agreement (the "Credit Agreement") with a bank. In October 1997, the Credit Agreement expired. The Company elected not to exercise the Credit Agreement's extension provision because utilization of this credit facility was not expected within the one-year extension term. The Company believes it could obtain a similar financing agreement with terms competitive with the Credit Agreement if the need for such an agreement were to arise.

         MARKETING AND SECURITIES PURCHASE AGREEMENTS

         In January 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company agreed to sell 693,126 shares of its common stock to American Express for a total purchase price of $17.7 million. The shares of common stock include warrants to purchase an additional 2,065,515 shares of common stock at prices ranging from $40 to $80 per share. The proceeds from this transaction, received in March 1998, will be available for general corporate purposes.

         In conjunction with the Securities Purchase Agreement, the Company agreed to enter into a Marketing Agreement with American Express to jointly market the Company's services to American Express' substantial small business customer base across the country. Under the Marketing Agreement, American Express will utilize its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express will work to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven year term and provides that Administaff will be the exclusive PEO partner of American Express for the first three years. The Company will pay a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement.

         The Company believes that the agreement with American Express will enhance its ability to increase its base of worksite employees and clients in existing and yet to be opened markets, although there can be no assurances to that effect. The Company intends to pursue other such marketing partnerships and alliances to further enhance its ability to grow.

         In January 1998, the Company purchased 140,508 shares of common stock from Rauscher Pierce Refsnes, Inc. (now known as Dain Rauscher) for a total cost of approximately $2.9 million. The shares were issued to Dain Rauscher as a result of the exercise of common stock purchase warrants originally issued in 1994. The net payment to Dain Rauscher after deducting warrant exercise costs was approximately $2.3 million.

         In January 1998, the Company agreed to repurchase 150,000 shares of common stock from three stockholders, two of whom are former officers of the Company and one who is a current director of the Company, for a total cost of $3.1 million. The cost of this common stock repurchase was paid in March 1998.

         OTHER MATTERS

         The Company had net deferred tax liabilities of $0.1 million at December 31, 1997 versus $0.9 million at December 31, 1996. This decrease is due primarily to the completion of the phase in of a change in accounting method for income tax purposes. In January and May 1996, the IRS approved the Company's request for a change in the method of accounting for PEO service fees and worksite employee payroll costs to the accrual method. These changes were adopted for financial reporting purposes effective January 1, 1994. For PEO service fees the change, for tax purposes, was approved effective January 1, 1995 with a three year phase in period for the cumulative effect of the change. For worksite employee payroll costs, the change, for tax purposes, was approved effective January 1, 1995 with a one year phase in period for the cumulative effect of the change. As a result, the Company amended its 1995 consolidated federal income tax return to account for these changes. The Company received $3.5 million in federal income tax refunds in May and July 1996 related to the original and amended tax returns.

         During the third quarter of 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties relating to the 401(k) Plan's failure to comply with certain nondiscrimination tests required by the Code. See Note 11 of Notes to Consolidated Financial Statements. In addition, during the third quarter of 1996, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. The income tax effects of these items are reflected in the Company's net deferred tax liabilities as of December 31, 1997 and 1996. Based on its understanding of the settlement experience of other companies in similar situations, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         In conjunction with the redesign and upgrade of the Company's proprietary PEO information system in 1996 and 1997, the Company addressed the Year 2000 issue. In addition, the Company has had discussions with its vendors of commercially available software, such as its finance and accounting software, with regard to this issue. As a result of these procedures, the Company has not incurred and does not expect to incur significant costs related to Year 2000 compliance. The Company is currently assembling a task force to address Year 2000 issues related to vendors with which the Company communicates electronically. The most significant of these vendors include the Company's banks and benefits providers. While the Company is not currently aware of any significant Year 2000 issues related to its business with these vendors, there can be no assurances that the Company will not be adversely affected by the failure of its primary vendors to remediate their own Year 2000 issues.

         SEASONALITY, INFLATION AND QUARTERLY FLUCTUATIONS

         Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment- related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         AUDIT OF THE COMPANY'S 401(k) PLAN; IRS EMPLOYEE LEASING MARKET SEGMENT GROUP

         The Company's 401(k) Plan is currently under audit by the IRS for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. For a discussion of the issues being considered by the Market Segment Group, see Item 1, "Business
- Industry Regulation". With respect to the 401(k) Plan audit, the Company understands that the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company and (2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative discrimination test. A copy of the Technical Advice Request and the Company's response has been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

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

         COSTS OF 401(k) PLAN COMPLIANCE

         In 1991, the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year such record keeper reported to the Company that such nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received such notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years, except 1995. With respect to the 1995 year, the Company has caused the 401(k) Plan to refund the required excess contributions and earnings thereon to affected highly compensated participants, and the Company paid an excise tax of approximately $47,000 related to such contributions. Because the 401(k) Plan is under a current IRS audit, the IRS voluntary correction program for this type of operational defect is not available to the Company for years prior to 1995. Accordingly, the Company informed the IRS of the prior testing errors for each of 1991, 1992, 1993 and 1994 and proposed a correction that consists of corrective contributions by the Company to the 401(k) Plan with respect to these years (including the closed years) and the payment by the Company of the minimum penalty ($1,000) that the IRS is authorized to accept to resolve this issue. The IRS Houston District has indicated that resolution of the nondiscrimination test failures is premature until the National Office resolves the issues presented in the Technical Advice Request. No assurance can be given that the IRS will permit the Company to administratively "cure" this operational defect instead of proposing a disqualification of the 401(k) Plan. The Company recorded a reserve during the third quarter of 1996 with respect to these 401(k) Plan issues. The amount of such reserve is the Company's estimate of the cost of corrective measures and penalties, although no assurance can be given that the actual amount that the Company may ultimately be required to pay will not substantially exceed the amount so reserved. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. Based on its understanding of the settlement experience of other companies, the Company does not believe that the ultimate resolution of the nondiscrimination test issue will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given by the Company that such will be the case because the ultimate resolution of this issue will be determined in a negotiation process with the IRS or in litigation. See Note 11 of Notes to the Consolidated Financial Statements.

         FEDERAL, STATE AND LOCAL REGULATION

         As a major employer, the Company's operations are affected by numerous federal, state and local laws relating to labor, tax (in addition to the provisions of the Code discussed above) and employment matters. By entering into a co- employer relationship with employees assigned to work at client company locations, the Company assumes certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of "employer" under these laws is not uniform. In addition, many of the states in which the Company operates have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to the Company's PEO relationship with its worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company's results of operations or financial condition.

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

         While many states do not explicitly regulate PEOs, 18 states (including Texas) have passed laws that have licensing or registration requirements for PEOs and several other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. While the Company generally supports licensing regulation because it serves to validate the PEO relationship, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations of any particular state in which it is not currently operating but later commences operations. In addition, there can be no assurance that the Company will be able to renew its licenses in the states in which it currently operates upon expiration of such licenses.

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

         LIABILITIES FOR CLIENT AND EMPLOYEE ACTIONS

         A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. The Administaff PMSA establishes the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. Although the PMSA provides that the client is to indemnify the Company for any liability attributable to the conduct of the client, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such worksite employees.

         LIABILITY FOR WORKSITE EMPLOYEE PAYROLL

         Under the PMSA, the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. As such a co-employer, the Company assumes such obligations as a principal, not merely as an agent of the client company. The Company's obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee, and (ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. There can be no assurance that the Company's ultimate liability for worksite employee payroll and benefits costs will not have a material adverse effect on its financial condition or results of operations.

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

         GEOGRAPHIC MARKET CONCENTRATION

         While the Company has sales offices in 12 markets, eight of these represent recent expansions. The Company's Houston and Texas (including Houston) markets accounted for approximately 47% and 77%, respectively, of the Company's revenue base for the year ended December 31, 1997. Accordingly, while a primary aspect of the Company's strategy is expansion in its current and future markets outside of Texas, for the foreseeable future a significant portion of the Company's revenues may be subject to economic factors specific to Texas (including Houston). While the Company believes that its market expansion plans will eventually lessen or eliminate this risk in addition to generating significant revenue growth, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Texas (including Houston) markets.

         COMPETITION AND NEW MARKET ENTRANTS

         The PEO industry is highly fragmented, with approximately 2,000 companies performing PEO services to some extent. Many of these companies have limited operations and fewer than 1,000 worksite employees, but there are several industry participants which are comparable in size to the Company. These companies include Staff Leasing, Inc, headquartered in Bradenton, Florida, Employee Solutions, Inc., headquartered in Phoenix, Arizona and The Vincam Group, Inc., headquartered in Coral Gables, Florida. The Company also encounters competition from "fee for service" companies such as payroll processing firms, insurance companies and human resource consultants. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than the Company may enter the PEO market, possibly including large "fee for service" companies currently providing a more limited range of services.

         POTENTIAL CLIENT LIABILITY FOR EMPLOYMENT TAXES

         Pursuant to the Company's Client Service Agreement with its clients, the Company assumes sole responsibility and liability for the payment of federal employment taxes imposed under the Code with respect to wages and salaries paid to its worksite employees. There are essentially three types of federal employment tax obligations: (i) income tax withholding requirements; (ii) obligations under the Federal Income Contribution Act ("FICA"); and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"). Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While the PMSA provides that the Company has sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to the Company. Accordingly, in the event the Company fails to meet its tax withholding and payment obligations, the client company may be held jointly and severally liable therefor. While this interpretive issue has not, to the Company's knowledge, discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

         EXPENSES ASSOCIATED WITH EXPANSION

         Past and future operating results are impacted by the Company's market expansion activities, including establishing and maintaining sales office facilities, compensating newly hired sales associates and expanding advertising efforts. The Company's operating results for 1995, 1996 and 1997 have included $4.3 million, $6.1 million and $7.9 million, respectively, of operating expenses incurred directly in new markets. The Company expects that investments in new markets will continue at levels comparable to or greater than 1997 through at least 1999, and that expenses in a new market will not be covered by the gross profit from that market's revenues for approximately two years. While the Company believes that its expansion program will ultimately lead to increased profitability, there can be no assurance that losses or diminished profitability will not be incurred in future periods as a result of the Company's planned expansion or that such losses or diminished profitability will not have a material adverse effect on the Company's results of operations or financial condition.

         FAILURE TO MANAGE GROWTH

         The Company has experienced significant growth and expects such growth to continue for the foreseeable future. The Company plans to enter at least one new market or open at least one additional sales office in an existing market in each quarter of 1998 and 1999. As described under the above caption "Expenses Associated with Expansion," expenses incurred in connection with the initial expansion into new markets are significant. In addition, because each market entry is affected by circumstances unique to its particular locale, there are uncertainties associated with each new market entry. Accordingly, the Company's expansion plan may place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the Company's financial condition or results of operations.

         NEED TO RENEW OR REPLACE CLIENT COMPANIES

         The Company's standard PMSA is subject to cancellation on 60 days' notice by either the Company or the client. Accordingly, the short-term nature of the PMSA makes the Company vulnerable to potential cancellations by existing clients which could materially and adversely affect the Company's financial condition and results of operations. In addition, the Company's results of operations are dependent in part upon the Company's ability to retain or replace its client companies upon the termination or cancellation of the Client Service Agreement. Historically, between 15% and 20% of the Company's clients have remained clients for less than one year and there can be no assurance that the number of contract cancellations will not increase in the future.

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

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item 11 is incorporated by reference to the Administaff Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 12 is incorporated by reference to the Administaff Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 13 is incorporated by reference to the Administaff Proxy Statement. See also Note 10 to the Consolidated Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements of the Company

         The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)  2.  Financial Statement Schedules

         The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)  3.  List of Exhibits

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
3.1        Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
3.2        Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
           form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.1        Specimen Common Stock Certificate  (incorporated by reference to Exhibit 4.1 to the
           Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January
           28, 1997).
4.2        Registration Rights Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc.,
           Pyramid Ventures, Inc. and the Board of Trustees of the Texas Growth Fund as Trustee for the
           Texas Growth Fund-1991 Trust  (incorporated by reference to Exhibit 4.2 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.3        Investor Agreement, as amended, date May 13, 1994 by and among Administaff, Inc., Pyramid
           Ventures, Inc. and the Board of Trustees of the Texas Growth Fund as Trustee for the Texas
           Growth Fund-1991 Trust (incorporated by reference to Exhibit 4.3 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.4        Common Stock Warrant, as amended, issued to the Texas Growth Fund-1991 Trust on May 13, 1994
           (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on form S-
           1 (No. 33-96952) declared effective on January 28, 1997).
4.5        Warrant Agreement, as amended, dated May 13, 1994, between Rauscher Pierce Refsnes, Inc. and
           Administaff, Inc.  (incorporated by reference to Exhibit 4.5 to the Registrant's Registration
           Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.6        Voting Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc., Pyramid
           Ventures, Inc., the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth
           Fund-1991 Trust and certain stockholders of Administaff, Inc.  (incorporated by reference to
           Exhibit 4.6 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.7        Subordinated Note of Administaff, Inc. in favor of The Board of Trustees of the Texas Growth
           Fund, as Trustee  (incorporated by reference to Exhibit 4.7 to the Registrant's Registration
           Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.8        Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and
           Savings Bank, as Rights Agent (incorporated by reference to the Registrant's Form 8-A filed on
           February 4, 1998).
4.9        Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff,
           Inc. dated February 4, 1998 (incorporated by reference to the Registrant's Form 8-A filed on
           February 4, 1998).


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 4.10      Form of Rights Certificate (incorporated by reference to the Registrant's Form 8-A filed on
           February 4, 1998).
10.1       Amended and Restated Promissory Note among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, amending and restating a Promissory Note dated June 22, 1995  (incorporated by reference to Exhibit 10.1 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.2       Amended and Restated Promissory Note among Administaff, Inc., Jerald L. Broussard and Mary
           Catherine Broussard, dated as of December 30, 1996, amending and restating a Promissory Note dated September 4, 1995  (incorporated by reference to Exhibit 10.2 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.3       Credit agreement between Administaff, Inc. and First National Bank of Chicago, dated as of
           October 16, 1995  (incorporated by reference to Exhibit 10.3 to the Registrant's Registration
           Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.4       Amendment No. 1 and Waiver to Credit Agreement, dated as of March 12, 1996  (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on form S-1 (No. 33-96952)
           declared effective on January 28, 1997).
10.5       Amended and Restated Promissory Note, dated as of December 16, 1996, among Administaff, Inc.,
           Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, pursuant to which the collateral securing the promissory notes included as Exhibit 10.1 is pledged
           (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on form
           S-1 (No. 33-96952) declared effective on January 28, 1997).
10.6       Amended and Restated Security Agreement-Pledge among Administaff, Inc., Jerald L. Broussard and
           Mary Catherine Broussard, dated as of December 30, 1996, pursuant to which the collateral securing the promissory note included as Exhibit 10.2 is pledged  (incorporated by reference to
           Exhibit 10.7 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.7       Form of Second Amended and Restated Promissory Note  (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on
           January 28, 1997).
10.8       Form of Second Amended and Restated Security Agreement - Pledge  (incorporated by reference to
           Exhibit 10.10 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.9       Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the
           Registrant's Form S-8 filed on August 20, 1997).
10.10      Administaff, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed on September 25, 1997).
10.11      Second Amendment to the Administaff, Inc. 1997 Incentive Plan.
21.1       Subsidiaries of Administaff, Inc.
23.1       Consent of Independent Auditors.
27.1       Financial Data Schedule.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        ADMINISTAFF, INC.

                                        By:    /s/ RICHARD G. RAWSON
                                               -----------------------
                                               Richard G. Rawson
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 10, 1998:

         SIGNATURE                                                               TITLE
         ---------                                                               -----
/s/ PAUL J. SARVADI                                             President, Chief Executive Officer and
------------------------                                                       Director
Paul J. Sarvadi                                                      (Principal Executive Officer)


/s/ RICHARD G. RAWSON                                          Executive Vice President, Chief Financial
------------------------                                            Officer, Treasurer and Director
Richard G. Rawson                                                    (Principal Financial Officer)


/s/ SAMUEL G. LARSON                                             Vice President, Finance and Controller
------------------------                                             (Principal Accounting Officer)
Samuel G. Larson


/s/ GERALD M. McINTOSH                                                         Director
------------------------
Gerald M. McIntosh


/s/ SCOTT C. HENSEL                                                            Director
------------------------
Scott C. Hensel


/s/ LINDA FAYNE LEVINSON                                                       Director
------------------------
Linda Fayne Levinson


/s/ PAUL S. LATTANZIO                                                          Director
------------------------
Paul S. Lattanzio


/s/ JACK M. FIELDS, JR.                                                        Director
------------------------
Jack M. Fields, Jr.


/s/ MICHAEL W. BROWN                                                           Director
------------------------
Michael W. Brown


                                                                               Director
------------------------
Anne M. Busquet




                               ADMINISTAFF, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997  . . . . . . . F-3

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . F-9

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
Administaff, Inc.

        We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        ERNST & YOUNG LLP



Houston, Texas
February 13, 1998

                               ADMINISTAFF, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                           December 31,
                                                                                 ---------------------------
                                                                                      1996            1997
                                                                                 -----------    ------------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .     $ 13,360         $  40,561
  Marketable securities.  . . . . . . . . . . . . . . . . . . . . . . . . . .           --            26,012
  Accounts receivable:
     Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,490             4,324
     Unbilled . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,742            15,371
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          439               163
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          344             1,208
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,668             1,585
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           --               199
                                                                                  --------         ---------
         Total current assets   . . . . . . . . . . . . . . . . . . . . . . .       33,043            89,423
Property and equipment:
  Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          817               817
  Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . .        6,564             7,557
  Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,093             6,219
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,767             6,342
  Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          761               950
                                                                                  --------         ---------
                                                                                    15,002            21,885
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .       (3,359)           (5,214)
                                                                                  --------         ---------
         Total property and equipment . . . . . . . . . . . . . . . . . . . .       11,643            16,671
Other assets:
  Notes receivable from employees   . . . . . . . . . . . . . . . . . . . . .        1,135             1,181
  Deferred financing costs, net of accumulated
      amortization of  $327 at December 31, 1996  . . . . . . . . . . . . . .          282                --
  Intangible assets, net of accumulated amortization of $293
    and $447 at December 31, 1996 and 1997, respectively  . . . . . . . . . .          749               822
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,524             1,358
                                                                                  --------         ---------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .        3,690             3,361
                                                                                  --------         ---------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 48,376         $ 109,455
                                                                                  ========         =========



                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          December 31,
                                                                                   ------------------------
                                                                                      1996          1997
                                                                                   -----------  -----------
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     594         $  1,421
  Payroll taxes and other payroll deductions payable  . . . . . . . . . . . .       10,099           19,190
  Accrued worksite employee payroll expense   . . . . . . . . . . . . . . . .       13,385           18,153
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . .        2,662            3,319
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          266              729
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .          491               --
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .          917               --
                                                                                 ---------        ---------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . .       28,414           42,812

Noncurrent liabilities:
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . .        2,558            2,558
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,112               --
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           --              322
                                                                                 ---------        ---------
         Total noncurrent liabilities . . . . . . . . . . . . . . . . . . . .        6,670            2,880

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $0.01 per share:
     Shares authorized - 20,000
     Shares issued and outstanding - none   . . . . . . . . . . . . . . . . .           --               --
  Common stock, $0.01 par value:
     Shares authorized - 60,000
     Shares issued and outstanding - 10,726 and 14,221
        at December 31, 1996 and 1997, respectively   . . . . . . . . . . . .          107              142
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .        5,706           50,670
  Treasury stock, at cost - 348,609 shares at December 31, 1997   . . . . . .           --           (1,998)
  Unrealized gain on marketable securities  . . . . . . . . . . . . . . . . .           --               31
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,479           14,918
                                                                                 ---------        ---------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .       13,292           63,763
                                                                                 ---------        ---------
         Total liabilities and stockholders' equity . . . . . . . . . . . . .    $  48,376        $ 109,455
                                                                                 =========        =========





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                  Year Ended December 31,
                                                                           ----------------------------------
                                                                              1995         1996       1997
                                                                           ---------    ---------  ----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . .                $ 716,210    $ 899,596  $1,213,620
Direct costs:
   Salaries and wages of worksite employees   . . . . . .                    582,893      737,177   1,006,092
   Benefits and payroll taxes   . . . . . . . . . . . . . .                  104,444      124,563     156,259
                                                                            --------    ---------   ---------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .                   28,873       37,856      51,269

Operating expenses:
   Salaries, wages and payroll taxes  . . . . . . . . . . .                   10,951       14,515      18,562
   General and administrative expenses  . . . . . . . . . .                    7,597        8,091      12,727
   Commissions  . . . . . . . . . . . . . . . . . . . . . .                    3,942        4,039       4,724
   Advertising  . . . . . . . . . . . . . . . . . . . . . .                    3,268        3,261       3,784
   Depreciation and amortization  . . . . . . . . . . . . .                      894        1,473       2,126
                                                                            --------    ---------   ---------

                                                                              26,652       31,379      41,923
                                                                            --------    ---------   ---------

Operating income  . . . . . . . . . . . . . . . . . . . . .                    2,221        6,477       9,346
Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . . .                      668          682       2,952
   Interest expense   . . . . . . . . . . . . . . . . . . .                     (713)        (945)       (378)
   Other, net   . . . . . . . . . . . . . . . . . . . . . .                        9       (1,400)        (12)
                                                                            --------    ---------   ---------

                                                                                 (36)      (1,663)      2,562
                                                                            --------    ---------   ---------

Income before income tax expense  . . . . . . . . . . . . .                    2,185        4,814      11,908
Income tax expense  . . . . . . . . . . . . . . . . . . . .                    1,069        2,211       4,469
                                                                            --------    ---------   ---------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .                 $  1,116    $   2,603   $   7,439
                                                                            ========    =========   =========

Basic net income per share of common stock  . . . . . . . .                 $   0.11    $    0.24   $    0.56
                                                                            ========    =========   =========

Diluted net income per share of common stock  . . . . . . .                 $   0.10    $    0.24   $    0.53
                                                                            ========    =========   =========





                            See accompanying notes.

                               ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                            Common Stock                                Unrealized
                                              Issued          Additional                  Gain on
                                       ---------------------   Paid-In      Treasury    Marketable    Retained
                                         Shares    Amount      Capital        Stock     Securities    Earnings      Total
                                         ------   --------    ---------     --------    ----------    --------    --------

Balance at December 31, 1994             10,238   $    102    $   4,194     $     --    $       --    $  3,760    $  8,056

   Exercise of stock options                488          5          392           --            --          --         397
   Income tax benefit from
      exercise of stock options              --         --        1,120           --            --          --       1,120
   Net income                                --         --           --           --            --       1,116       1,116
                                         ------   --------    ---------     --------    ----------    --------    --------
Balance at December 31, 1995             10,726        107        5,706           --            --       4,876      10,689
   Net income                                --         --           --           --            --       2,603       2,603
                                         ------   --------    ---------     --------    ----------    --------    --------
Balance at December 31, 1996             10,726        107        5,706           --            --       7,479      13,292
   Issuance of common stock through
     initial public offering, net of
     offering costs of $5,669             3,000         30       45,301           --            --          --      45,331
   Purchase of treasury stock, at cost       --         --           --       (1,999)           --          --      (1,999)
   Repurchase of common stock
      purchase warrants                      --         --         (542)          --            --          --        (542)
   Exercise of common stock
      purchase warrants                     474          5           43           --            --          --          48
   Exercise of stock options                 21         --          156           --            --          --         156
   Other                                     --         --            6            1            --          --           7
   Unrealized gain on
     marketable securities                   --         --           --           --            31          --          31
   Net income                                --         --           --           --            --       7,439       7,439
                                         ------   --------    ---------     --------    ----------    --------    --------
Balance at December 31, 1997             14,221   $    142    $  50,670     $ (1,998)   $       31    $ 14,918    $ 63,763
                                         ======   ========    =========     ========    ==========    ========    ========





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year Ended December 31,
                                                                    -----------------------------------
                                                                      1995         1996          1997
                                                                    --------    ---------    -----------
Cash flows from operating activities:
  Net income    . . . . . . . . . . . . . . . . . . . . . .         $ 1,116     $ 2,603         7,439
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities :
     Depreciation and amortization  . . . . . . . . . . . .           1,104       1,697         2,661
     Deferred income taxes  . . . . . . . . . . . . . . . .           2,191         917          (794)
     Bad debt expense   . . . . . . . . . . . . . . . . . .             129         280         1,855
     Loss (gain) on disposal of assets  . . . . . . . . . .               2          (9)            7
     Changes is operating assets and liabilities:
       Cash and cash equivalents - restricted . . . . . . .             697          --            --
       Accounts receivable  . . . . . . . . . . . . . . . .          (3,395)     (2,525)       (5,906)
       Workers' compensation deposits . . . . . . . . . . .           2,776       1,038            --
       Prepaid expenses . . . . . . . . . . . . . . . . . .          (1,717)      1,362          (712)
       Other assets . . . . . . . . . . . . . . . . . . . .            (109)     (1,281)          154
       Accounts payable . . . . . . . . . . . . . . . . . .             738        (893)          827
       Payroll taxes and other payroll
         deductions payable . . . . . . . . . . . . . . . .            (373)        270         9,091
       Accrued workers' compensation claims . . . . . . . .          (4,780)       (985)           --
       Other accrued liabilities  . . . . . . . . . . . . .           2,384       6,858         5,425
       Income taxes payable (refundable)  . . . . . . . . .          (3,023)      2,470           463
                                                                   --------     -------     ---------
         Total adjustments. . . . . . . . . . . . . . . . .          (3,376)      9,199        13,071
                                                                   --------     -------     ---------
         Net cash provided by (used in)
           operating activities . . . . . . . . . . . . . .          (2,260)     11,802        20,510

Cash flows from investing activities:
  Marketable securities:
     Purchases  . . . . . . . . . . . . . . . . . . . . . .          (2,521)         --       (51,784)
     Proceeds from dispositions   . . . . . . . . . . . . .           6,530         728        25,647
  Property and equipment:
     Purchases  . . . . . . . . . . . . . . . . . . . . . .          (4,619)     (3,976)       (7,147)
     Proceeds from dispositions   . . . . . . . . . . . . .              15          20            54
  Additions to intangible assets  . . . . . . . . . . . . .            (610)       (245)         (226)
                                                                   --------     -------     ---------
         Net cash used in investing activities  . . . . . .          (1,205)     (3,473)      (33,456)




                               ADMINISTAFF, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (in thousands)

                                                                     Year Ended December 31,
                                                                ------------------------------------
                                                                  1995          1996          1997
                                                                ---------   -----------   ----------

Cash flows from financing activities:
  Long-term debt and short-term borrowings:
     Proceeds   . . . . . . . . . . . . . . . . . . . . . .     $     --     $   2,500    $      --
     Repayments   . . . . . . . . . . . . . . . . . . . . .         (328)       (2,576)      (4,603)
     Deferred financing costs   . . . . . . . . . . . . . .          (99)           (3)          --
  Proceeds from the issuance of common stock  . . . . . . .           --            --       47,408
  Purchase of treasury stock  . . . . . . . . . . . . . . .           --            --       (1,999)
  Repurchase of common stock purchase warrants  . . . . . .           --            --         (542)
  Prepaid expenses - initial public offering costs  . . . .         (745)       (1,050)        (282)
  Proceeds from the exercise of common
     stock purchase warrants  . . . . . . . . . . . . . . .           --            --           48
  Proceeds from the exercise of stock options   . . . . . .          397            --          156
  Loans to employees. . . . . . . . . . . . . . . . . . . .         (835)         (300)         (46)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . .           --            --            7
                                                                --------     ---------    ---------
       Net cash provided by (used in) financing activities.       (1,610)       (1,429)      40,147
                                                                --------     ---------    ---------
Net increase (decrease) in cash and cash equivalents  . . .       (5,075)        6,900       27,201
Cash and cash equivalents at beginning of year  . . . . . .       11,535         6,460       13,360
                                                                --------     ---------    ---------
Cash and cash equivalents at end of year  . . . . . . . . .     $  6,460     $  13,360    $  40,561
                                                                ========     =========    =========

Supplemental disclosures:
  Cash paid for interest  . . . . . . . . . . . . . . . . .     $    787      $  1,005    $      62
  Cash paid (refunds received) for income taxes   . . . . .     $  1,900      $ (1,176)   $   4,800





                            See accompanying notes.

                               ADMINISTAFF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997


1. Accounting Policies

Description of Business

    Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in several strategically selected markets. The Company operates primarily in the state of Texas.

Principles of Consolidation

    The consolidated financial statements include the accounts of Administaff, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

    Cash and cash equivalents include bank deposits and short-term investments with original maturities of three months or less at the date of purchase.

Concentrations of Credit Risk

    Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable. The Company generally requires clients to pay no later than one day prior to the applicable payroll date, and receipt of funds is verified prior to the release of payroll. As such, the Company generally does not require collateral.

Marketable Securities

    The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 1997, all of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment

    Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

         Buildings and improvements . . . . . . . . . . . . . . . . 7-30 years
         Computer equipment . . . . . . . . . . . . . . . . . . . . 5-10 years
         Furniture and fixtures . . . . . . . . . . . . . . . . . . 3-10 years
         Vehicles . . . . . . . . . . . . . . . . . . . . . . . . .    5 years

In connection with the construction of an additional corporate facility which was completed in February 1996, the Company capitalized $74,000 and $60,000 of interest costs for the years ended December 31, 1995 and 1996, respectively.

PEO Service Fees and Worksite Employee Payroll Costs

    The Company's revenues consist of service fees paid by its clients under its Personnel Management Services Agreements. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages, (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. The Company accounts for PEO service fees and the related direct payroll costs using the accrual method. Under the accrual method, PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Unbilled receivables at December 31, 1996 and 1997 are net of prepayments received prior to year-end of $2,371,000 and $4,850,000, respectively.

Intangible Assets

    Intangible assets include software development costs and referral fee costs paid for the enrollment of certain clients previously with an unrelated PEO. Software development costs at December 31, 1996 and 1997 include costs to redesign and upgrade the Company's computerized payroll and management information system, which was completed and placed in service in July 1997. These costs are being amortized using the straight-line method over a period of five years. The referral fee costs are being amortized over a period of five years, which is the expected average retention period for the related clients.

Fair Value of Financial Instruments

    The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

    The Company accounts for stock-based compensation arrangements with employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Per Share Information

    SFAS No. 128, Earnings Per Share, was issued in February 1997. SFAS No. 128 replaced the calculations of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. In connection with the Company's adoption of SFAS No. 128 in the fourth quarter of 1997, earnings per share calculations for all periods are presented, and where appropriate, restated to conform with the requirements of SFAS No. 128.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2.  Marketable Securities

    As of December 31, 1997, the Company's investments in marketable securities consist of debt securities with maturities ranging from 91 days to two years from the date of purchase. Approximately 40% of the marketable securities are due within one year of the balance sheet date. The following is a summary of the Company's available-for-sale marketable securities as of December 31, 1997:

                                                                   Gross       Gross
                                                   Amortized    Unrealized   Unrealized    Estimated
                                                      Cost         Gains       Losses      Fair Value
                                                 ------------  ------------ ------------   ----------
                                                                    (in thousands)
Obligations of state and local
   government agencies  . . . . . . . . . .        $ 20,125      $    32       $    --     $  20,157
U.S. corporate debt securities  . . . . . .           3,088            2            --         3,090
U.S. Treasury securities and obligations
   of U.S. government agencies  . . . . . .           2,769           --            (4)        2,765
                                                   --------      -------       -------     ---------
                                                   $ 25,982      $    34       $    (4)    $  26,012
                                                   ========      =======       =======     =========

For the year ended December 31, 1997, gross realized gains and losses on sales of available-for-sale marketable securities were $21,000 and $7,000, respectively. At December 31, 1997, the Company's marketable securities include unamortized premiums of $440,000. During the year ended December 31, 1997, premium amortization of $200,000 and discount accretion of $31,000 were included in interest income.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3. Long-term Debt

Following is a summary of long-term debt:

                                                                                        December 31,
                                                                               ------------------------------
                                                                                  1996               1997
                                                                                  ----               ----
                                                                                       (in thousands)
Subordinated notes to a related party,
  interest at 13%, repaid in February 1997  . . . . . . . . . . . .            $ 4,000          $     --

$610,000 note payable to bank,
  interest at prime plus 1%, repaid in February 1997  . . . . . . .                452                --

Mortgage note payable to developers,
  interest at 8.5%, repaid in February 1997   . . . . . . . . . . .                 38                --

Mortgage note payable to bank,
  interest at 8.375%, repaid in February 1997   . . . . . . . . . .                113                --
                                                                               -------           -------
Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . .              4,603                --

Less current maturities . . . . . . . . . . . . . . . . . . . . . .               (491)               --
                                                                               -------           -------
Noncurrent portion  . . . . . . . . . . . . . . . . . . . . . . . .            $ 4,112           $    --
                                                                               =======           =======

    In October 1995, the Company's wholly-owned subsidiary, Administaff of Texas, Inc., entered into a $10 million revolving credit agreement with a bank. In October 1997, the credit agreement expired and the Company elected not to exercise the credit agreement's extension provision because utilization of this credit facility was not expected within the one-year extension term.

4. Income Taxes

    Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

                                                                                        December 31,
                                                                               ------------------------------
                                                                                  1996               1997
                                                                                  ----               ----
                                                                                      (in thousands)
Deferred tax liabilities:
  Accrual of PEO service fees and costs   . . . . . . . . . . . .             $ (1,190)        $      --
  Software development costs  . . . . . . . . . . . . . . . . . .                   --              (208)
  Depreciation and amortization   . . . . . . . . . . . . . . . .                 (390)             (473)
                                                                              --------         ---------
     Total deferred tax liabilities   . . . . . . . . . . . . . .               (1,580)             (681)
Deferred tax assets:
  Uncollectible accounts receivable   . . . . . . . . . . . . . .                  142               105
  Other accrued liabilities   . . . . . . . . . . . . . . . . . .                  263               246
  State income taxes  . . . . . . . . . . . . . . . . . . . . . .                  165                94
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   93               113
                                                                              --------         ---------
     Total deferred tax assets  . . . . . . . . . . . . . . . . .                  663               558
                                                                              --------         ---------
Net deferred tax liabilities  . . . . . . . . . . . . . . . . . .             $   (917)        $    (123)
                                                                              ========         =========

Net current deferred liabilities  . . . . . . . . . . . . . . . .             $   (917)        $      --
Net noncurrent deferred tax liabilities . . . . . . . . . . . . .                   --              (322)
Net current deferred tax assets   . . . . . . . . . . . . . . . .                   --               199
                                                                              --------         ---------
                                                                              $   (917)        $    (123)
                                                                              ========         =========


                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


The components of income tax expense are as follows:

                                                                              Year Ended December 31,
                                                                             ------------------------
                                                                         1995          1996        1997
                                                                         ----          ----        ----
                                                                                  (in thousands)
Current income tax expense (benefit):
  Federal   . . . . . . . . . . . . . . . . . . . . . . . . .         $   (948)     $   928      $ 4,628
  State   . . . . . . . . . . . . . . . . . . . . . . . . . .             (174)         366          635
                                                                       -------      -------      -------
     Total current income tax expense (benefit)   . . . . . .           (1,122)       1,294        5,263
Deferred income tax expense (benefit):
  Federal   . . . . . . . . . . . . . . . . . . . . . . . . .            1,902          900         (825)
  State   . . . . . . . . . . . . . . . . . . . . . . . . . .              289           17           31
                                                                       -------      -------      -------
     Total deferred income tax expense (benefit)  . . . . . .            2,191          917         (794)
                                                                       -------      -------      -------
Total income tax expense  . . . . . . . . . . . . . . . . . .          $ 1,069      $ 2,211      $ 4,469
                                                                      ========     ========     ========

     In 1995, a tax benefit of $1.1 million resulting from deductions relating to the exercise of certain non-qualified employee stock options was recorded as an increase in stockholders' equity.

     The reconciliation of income tax expense computed at U. S. federal statutory tax rates to the reported income tax expense is as follows:

                                                                           Year Ended December 31,
                                                                          --------------------------
                                                                         1995          1996        1997
                                                                         ----          ----        ----
                                                                                  (in thousands)
  Expected income tax expense at 34%  . . . . . . . . . . . .            $  743     $ 1,637     $ 4,048
  State income taxes, net of federal benefit  . . . . . . . .               218         253         446
  Nondeductible expenses  . . . . . . . . . . . . . . . . . .                 1         272          74
  Tax-exempt interest income  . . . . . . . . . . . . . . . .                --          --        (126)
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . .               107          49          27
                                                                        -------     -------     -------
  Reported total income tax expense   . . . . . . . . . . . .           $ 1,069     $ 2,211     $ 4,469
                                                                        =======     =======     =======

5. Stockholders' Equity

    The Company completed an initial public offering in January 1997. The net proceeds to the Company from the sale of the 3,000,000 shares of common stock offered by the Company (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. In addition, during the registration process, the Company incurred $2.1 million in legal, accounting, printing and other costs, which were offset against the proceeds of the offering as a component of additional paid-in capital. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time the offering was completed, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of common stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of common stock from the subordinated note holder. With the remaining proceeds, the Company intends to support expansion of its operations, including the opening of sales offices in new geographic markets as well as in established markets and, as favorable opportunities arise, expansion of the Company's client base in new or existing markets through marketing or other business alliances or acquisitions of existing PEO offices. For the year ended December 31, 1997, the Company incurred $7.1 million in capital expenditures primarily related to the opening of sales offices and the necessary corporate infrastructure and technology to support this expansion. Pending the application of such funds, the Company has invested the net proceeds of the offering in diversified, highly-liquid, investment grade, interest-bearing instruments.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    In May 1994, the Company entered into a Stock Purchase Agreement with a private investor whereby the investor purchased 1,532,303 shares of common stock from the Company at a price of $2.61 per share. The Company realized net proceeds of $3,571,000. This transaction provided the Company with an option to repurchase up to 348,945 of the shares. The Company exercised this repurchase option using a portion of the proceeds from its initial public offering.

    In connection with the issuance of $4,000,000 in subordinated notes in 1994, the Company issued warrants to purchase 694,436 shares of common stock at a price of $2.61 per share to the note holder. This transaction provided the Company with an option to repurchase 173,609 of the warrants or related shares. The Company exercised this repurchase option using a portion of the proceeds from its initial public offering. During 1997, all remaining warrants were exercised by the note holder.

    In 1994, the Company issued warrants to purchase 153,230 shares of common
stock with escalating exercise prices to a third party.   In connection with
the Company's initial public offering, 12,722 of such warrants were exercised at a price of $3.77 per share during 1997. Subsequent to December 31, 1997, the remaining 140,508 warrants were exercised at a price of $4.52 per share and the Company repurchased these shares from the warrant holder at a price of $21 per share.

    In January 1998, the Company agreed to repurchase 150,000 shares of common stock from three stockholders, two of whom are former officers of the Company and one who is a current director of the Company, for a total cost of $3.1 million. The cost of this common stock repurchase was paid in March 1998.

    During 1995, options to purchase 448,667 shares of common stock at a price of $0.75 per share and 40,000 shares of common stock at a price of $1.50 per share were exercised by an officer/director and employee of the Company, respectively.

6.  Employee Incentive Plan

    The Administaff, Inc. 1997 Incentive Plan, as amended, (the "Incentive Plan"), provides for options which may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 882,957 shares
of Common stock of the Company.   Stock options granted to employees under the
Incentive Plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). The purpose of the Incentive Plan is to further the growth and development of the Company and its subsidiaries by providing, through ownership of stock of the Company, an incentive to employees of the Company and its subsidiaries, to increase such persons' interests in the Company's welfare, and to encourage them to continue their services to the Company and its subsidiaries.

    The Incentive Plan is administered by the Board of Directors (the "Board"). The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, the number of shares, and all of the terms of the options. The Board has granted limited authority to the President of the Company regarding the granting of stock options. The Board may at any time terminate or amend the Incentive Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options. Further, no material amendment to the Incentive Plan, such as an increase in the total number of shares covered by the Incentive Plan, a change in the class of persons eligible to receive options, a reduction in the exercise price of options, and extension of the latest date upon which options may be exercised, shall be effective without stockholder approval. The Incentive Plan also provides for other types of incentive awards to be granted by the Board, including, but not limited to, stock awards, phantom stock and other stock-based awards. Through December 31, 1997, no awards other than stock options have been granted under the Incentive Plan.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

    At December 31, 1997, options to purchase 176,193 shares were exercisable. The weighted average remaining contractual life of all outstanding options at December 31, 1997 was approximately 8.6 years. The weighted average fair value of options granted during 1995, 1996 and 1997 was $4.64, $5.77 and $7.99 respectively. At December 31, 1997, options to purchase 206,571 shares of common stock were available for future grants under the Incentive Plan.
Changes in outstanding options granted pursuant to the Incentive Plan are summarized in the table below.

                                                                                 Exercise           Total
                                                                                  Price          Proceeds Upon
                                                                Shares          Per Share          Exercise
                                                               --------      ---------------    -------------
Outstanding at December 31, 1994  . . . . . . . . . . . .           --       $            --    $          --

   Granted  . . . . . . . . . . . . . . . . . . . . . . .      340,905          6.00 - 13.50        3,876,000
                                                               -------       ---------------    -------------

Outstanding at December 31, 1995  . . . . . . . . . . . .      340,905          6.00 - 13.50        3,876,000
   Granted  . . . . . . . . . . . . . . . . . . . . . . .       22,234             13.50              300,000
   Canceled . . . . . . . . . . . . . . . . . . . . . . .      (17,083)            13.50             (231,000)
                                                               -------       ---------------    -------------

Outstanding at December 31, 1996  . . . . . . . . . . . .      346,056          6.00 - 13.50        3,945,000
   Granted  . . . . . . . . . . . . . . . . . . . . . . .      367,875         13.50 - 23.25        7,490,000
   Exercised  . . . . . . . . . . . . . . . . . . . . . .      (21,153)         6.00 - 13.50         (156,000)
   Canceled . . . . . . . . . . . . . . . . . . . . . . .      (37,545)        13.50 - 18.37         (579,000)
                                                               -------       ---------------    -------------

Outstanding at December 31, 1997  . . . . . . . . . . . .      655,233       $ 6.00 - $23.25    $  10,700,000
                                                               =======       ===============    =============

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation arrangements because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                1995       1996      1997
                                                                                ----       ----      ----
Risk-free interest rate . . . . . . . . . . . . . . . . . . . . .               6.0%      6.0%       5.6%
Expected dividend yield . . . . . . . . . . . . . . . . . . . . .               0.0%      0.0%       0.0%
Expected volatility . . . . . . . . . . . . . . . . . . . . . . .               0.45      0.45       0.34
Weighted average expected life (in years) . . . . . . . . . . . .               3.4       3.3        5.0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123, follows:

                                                                                Year Ended December 31,
                                                                             ----------------------------
                                                                               1995       1996      1997
                                                                             -------    -------   -------
Pro forma net income (in thousands) . . . . . . . . . . . . . . .            $   891    $ 2,297   $ 6,995
Pro forma diluted earnings per share  . . . . . . . . . . . . . .            $  0.08    $  0.21   $  0.50

7.  Earnings Per Share

     The numerators and denominators used in the calculation of basic and diluted earnings per share were determined as follows:

                                                                             Year Ended December 31,
                                                                            -------------------------
                                                                         1995          1996        1997
                                                                         ----          ----        ----
                                                                                  (in thousands)
Numerator:
  Basic earnings per share - net income   . . . . . . . . . .           $ 1,116      $ 2,603      $ 7,439
  Interest saved on assumed conversion of debt  . . . . . . .                --          143           --
                                                                        -------      -------      -------
  Diluted earnings per share -
     net income available to common stockholders  . . . . . .           $ 1,116      $ 2,746      $ 7,439
                                                                        =======      =======      =======

Denominator:
  Basic earnings per share - weighted average
    shares outstanding. . . . . . . . . . . . . . . . . . . .            10,497       10,726       13,298
  Effect of dilutive securities:
     Common stock purchase warrants - if-converted method . .                --          694           --
     Common stock purchase warrants - treasury stock method                 109          118          449
     Common stock options - treasury stock method   . . . . .               159           57          175
                                                                        -------      -------      -------
                                                                            268          869          624
                                                                        -------      -------      -------
  Diluted earnings per share - weighted average shares
     outstanding plus effect of dilutive securities   . . . .            10,765       11,595       13,922
                                                                        =======      =======      =======

8. Operating Leases

     The Company leases various furniture, office facilities, and equipment under operating leases. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $1,126,000, $1,144,000 and $1,130,000 in 1995, 1996 and 1997, respectively. At December 31, 1997, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

             1998 . . . . . . . . . . . . . . . . . . . . . .           $ 1,019
             1999 . . . . . . . . . . . . . . . . . . . . . .               723
             2000 . . . . . . . . . . . . . . . . . . . . . .               575
             2001 . . . . . . . . . . . . . . . . . . . . . .               411
             2002 and thereafter  . . . . . . . . . . . . . .               174
                                                                        -------
                                                                        $ 2,902
                                                                        =======

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


9.  Employee Savings Plan

    The Company has adopted a 401(k) profit sharing plan (the Plan) for the benefit of all eligible employees as defined in the plan agreement. The Plan is a defined-contribution plan to which eligible employees may make contributions, on a pre-tax basis, of from 1% to 20% of their compensation during each year while they are a plan participant. Under the Plan, employee salary deferral contributions are limited to amounts established by tax laws. Participants are at all times fully vested in their salary deferral contributions to the Plan and the earnings thereon. All amounts contributed pursuant to the Plan are held in a trust and invested, pursuant to the participant's election, in one or more investment funds offered by a third-party custodian.

    Employees are eligible to participate in the Plan on the entry date coincident with or next following age 21 and upon completion of at least 1,000 hours of service. Client company owners and highly compensated employees assigned to clients which have less than 85% of their workforce employed by the Company are not eligible to participate. Entry dates are the first day of each calendar month. Service with a client company is credited for eligibility and vesting purposes under the plan.

    Effective June 1, 1994 the Plan was amended to add the option of offering matching contributions to certain worksite employees under Section 401(m) of the Code. The Company does not make matching contributions to the Plan for its corporate employees. Under this option, if approved by the Company, worksite employees at the approved worksites may elect to participate in the matching program, pursuant to which the client companies contribute 50% of an employee's contributions up to 6% of the employee's compensation each pay period. Participants vest in these matching contributions on a graduated basis over five years with 20% vesting after one year of service and 100% vesting after five years of service. For employees participating in the matching program, the maximum salary deferral contribution is 17% rather than 20%. In addition, participants shall be fully vested in these matching contributions upon normal retirement (i.e., attainment of age 65) or death. Total matching contributions related to worksite employees for the years ended December 31, 1995, 1996 and 1997 were $420,000, $993,000 and $1,674,000, respectively, all of which were reimbursed to the Company by the client companies.

10.  Related Party Transactions

    Accounts receivable from related parties includes $439,000 and $163,000 from employees of the Company at December 31, 1996 and 1997, respectively.

    In April 1996, the Company entered into a settlement agreement relating to litigation in which the Company and Technology and Business Consultants, Inc. ("TBC") were co-defendants. TBC is a company whose stockholders were three directors/officers of the Company. In accordance with the settlement agreement, $285,000 was paid to the plaintiff. The Company paid the entire amount of the settlement; however, TBC agreed to reimburse the Company for the entire amount of the settlement not recovered through the Company's general liability insurance. In August 1996, the Company received $113,000 pursuant to such coverage. The remaining $172,000 was reimbursed by TBC prior to December 31, 1996.

    In October 1996, the Company purchased various computer equipment from TBC at a total cost of $209,000.

    In June 1995, an officer and director of the Company exercised options to purchase 448,667 shares of common stock at a price of $0.75 per share. The purchase price was paid in cash by the officer. In connection with the exercise, the Company entered into a loan agreement with the officer, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the officer in the amount of $694,000. The loan agreement called for an additional amount to be advanced to the officer in the event the ultimate tax liability

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

resulting from the exercise exceeded the statutory withholding requirements.
In April 1996, the Company loaned the officer an additional $300,000 relating to this transaction. The loans are repayable in five years, accrue interest at 6.83%, and are secured by 388,415 shares of the Company's common stock.

    In September 1995, an employee, who is now an officer of the Company, exercised options to purchase 40,000 shares of common stock at a price of $1.50 per share. The purchase price was paid in cash by the employee. In connection with the exercise, the Company entered into a loan agreement with the employee, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the employee in the amount of $141,000. In June 1997, the Company loaned the employee an additional $46,000 relating to this transaction. The loans are repayable in five years, accrue interest at 6.83% for the 1995 loan and 6.60% for the 1997 loan, and are secured by 40,000 shares of the Company's common stock.

11.  Commitments and Contingencies

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

    The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the "IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS would be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group (the "Market Segment Group") for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO's 401(k) plan.
With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and (2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative discrimination test. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response to the Technical Advice Request refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

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

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

    In addition to the 401(k) Plan audit and Market Segment Group Study, the Company notified the IRS of certain operational issues concerning nondiscrimination test results for certain prior plan years. In 1991, the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year such record keeper reported to the Company that such nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received such notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years except 1995.

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

    The Company has recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years, which accrual is reflected in Other accrued liabilities - noncurrent on the Consolidated Balance Sheets. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties, which amount is reflected in Other assets on the Consolidated Balance Sheets. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company may be ultimately required to pay will not substantially exceed the amount accrued. The net of these amounts is reflected on the Company's Consolidated Statement of Operations in 1996 as a component of other income (expense), net, and their tax effect is included in the provision for income taxes. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

                               ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12. Marketing and Securities Purchase Agreements

    In January, 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company agreed to sell 693,126 shares of its common stock to American Express for a total purchase price of $17.7 million. The shares of common stock include warrants to purchase an additional 2,065,515 shares of common stock at prices ranging from $40 to $80 per share and terms ranging from three to seven years.

    In conjunction with the Securities Purchase Agreement, the Company agreed to enter into a Marketing Agreement with American Express to jointly market the Company's services to American Express' substantial small business customer base across the country. Under the Marketing Agreement, American Express will utilize its resources to generate leads and appointments with prospects for the Company's services. In addition, the Company and American Express will work to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven year term and provides that the Company will be the exclusive PEO partner of American Express for the first three years. The Company will pay a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement.

13.  Quarterly Financial Data (Unaudited)

                                                                             Quarter ended
                                                        ----------------------------------------------------

                                                        March 31       June 30       Sept. 30        Dec. 31
                                                        --------       -------       --------        -------
                                                              (in thousands, except per share amounts)
Year ended December 31, 1996:

    Revenues  . . . . . . . . . . . . . .              $ 194,336      $ 209,726      $ 231,190     $ 264,344
    Gross profit  . . . . . . . . . . . .                  6,189          8,651         11,285        11,731
    Operating income (loss)   . . . . . .                 (1,302)         1,049          3,476         3,254
    Net income (loss)   . . . . . . . . .                   (909)           552            971         1,989
    Basic net income (loss) per share   .                ($ 0.08)     $    0.05      $    0.09     $    0.19
    Diluted net income (loss) per share                  ($ 0.08)     $    0.05      $    0.09     $    0.17

Year ended December 31, 1997:

    Revenues  . . . . . . . . . . . . . .              $ 262,200      $ 274,792      $ 302,618     $ 374,010
    Gross profit  . . . . . . . . . . . .                  8,790         11,646         14,028        16,805
    Operating income (loss)   . . . . . .                   (278)           750          3,921         4,953
    Net income (loss)   . . . . . . . . .                     (7)           934          2,923         3,589
    Basic net income (loss) per share   .              $    0.00      $    0.07      $    0.22     $    0.26
    Diluted net income (loss) per share                $    0.00      $    0.07      $    0.21     $    0.25


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
3.1        Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
3.2        Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
           form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.1        Specimen Common Stock Certificate  (incorporated by reference to Exhibit 4.1 to the
           Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January
           28, 1997).
4.2        Registration Rights Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc.,
           Pyramid Ventures, Inc. and the Board of Trustees of the Texas Growth Fund as Trustee for the
           Texas Growth Fund-1991 Trust  (incorporated by reference to Exhibit 4.2 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.3        Investor Agreement, as amended, date May 13, 1994 by and among Administaff, Inc., Pyramid
           Ventures, Inc. and the Board of Trustees of the Texas Growth Fund as Trustee for the Texas
           Growth Fund-1991 Trust (incorporated by reference to Exhibit 4.3 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.4        Common Stock Warrant, as amended, issued to the Texas Growth Fund-1991 Trust on May 13, 1994
           (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on form S-
           1 (No. 33-96952) declared effective on January 28, 1997).
4.5        Warrant Agreement, as amended, dated May 13, 1994, between Rauscher Pierce Refsnes, Inc. and
           Administaff, Inc.  (incorporated by reference to Exhibit 4.5 to the Registrant's Registration
           Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.6        Voting Agreement, as amended, dated May 13, 1994, by and among Administaff, Inc., Pyramid
           Ventures, Inc., the Board of Trustees of the Texas Growth Fund as Trustee for the Texas Growth
           Fund-1991 Trust and certain stockholders of Administaff, Inc.  (incorporated by reference to
           Exhibit 4.6 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.7        Subordinated Note of Administaff, Inc. in favor of The Board of Trustees of the Texas Growth
           Fund, as Trustee  (incorporated by reference to Exhibit 4.7 to the Registrant's Registration
           Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
4.8        Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and
           Savings Bank, as Rights Agent (incorporated by reference to the Registrant's Form 8-A filed on
           February 4, 1998).
4.9        Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff,
           Inc. dated February 4, 1998 (incorporated by reference to the Registrant's Form 8-A filed on
           February 4, 1998).


EXHIBIT
NUMBER     DESCRIPTION
-------    -----------
 4.10      Form of Rights Certificate (incorporated by reference to the Registrant's Form 8-A filed on
           February 4, 1998).
10.1       Amended and Restated Promissory Note among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, amending and restating a Promissory Note dated June 22, 1995  (incorporated by reference to Exhibit 10.1 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.2       Amended and Restated Promissory Note among Administaff, Inc., Jerald L. Broussard and Mary
           Catherine Broussard, dated as of December 30, 1996, amending and restating a Promissory Note dated September 4, 1995  (incorporated by reference to Exhibit 10.2 to the Registrant's
           Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.3       Credit agreement between Administaff, Inc. and First National Bank of Chicago, dated as of
           October 16, 1995  (incorporated by reference to Exhibit 10.3 to the Registrant's Registration
           Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.4       Amendment No. 1 and Waiver to Credit Agreement, dated as of March 12, 1996  (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on form S-1 (No. 33-96952)
           declared effective on January 28, 1997).
10.5       Amended and Restated Promissory Note, dated as of December 16, 1996, among Administaff, Inc.,
           Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of December 16, 1996, pursuant to which the collateral securing the promissory notes included as Exhibit 10.1 is pledged
           (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on form
           S-1 (No. 33-96952) declared effective on January 28, 1997).
10.6       Amended and Restated Security Agreement-Pledge among Administaff, Inc., Jerald L. Broussard and
           Mary Catherine Broussard, dated as of December 30, 1996, pursuant to which the collateral securing the promissory note included as Exhibit 10.2 is pledged  (incorporated by reference to
           Exhibit 10.7 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.7       Form of Second Amended and Restated Promissory Note  (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on
           January 28, 1997).
10.8       Form of Second Amended and Restated Security Agreement - Pledge  (incorporated by reference to
           Exhibit 10.10 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).
10.9       Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the
           Registrant's Form S-8 filed on August 20, 1997).
10.10      Administaff, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed on September 25, 1997).
10.11      Second Amendment to the Administaff, Inc. 1997 Incentive Plan.
21.1       Subsidiaries of Administaff, Inc.
23.1       Consent of Independent Auditors.
27.1       Financial Data Schedule.