Form 10-Q
period 1998-03-31
ADMINISTAFF INC \DE\
filed 1998-05-11
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)
      [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 1998.
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

         For the transition period from ______________ to ______________

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1998: 14,467,691 shares.

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

                              ADMINISTAFF, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                    ASSETS

                                                                               DECEMBER 31,      MARCH 31,
                                                                                   1997            1998
                                                                               ------------     ------------
                                                                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .  $    40,561       $   41,295
  Marketable securities.  . . . . . . . . . . . . . . . . . . . . . . . . . .       26,012           27,780
  Accounts receivable:
     Trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,324              837
     Unbilled   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,371           26,834
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          163              149
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,208              872
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,585            1,480
  Income taxes receivable   . . . . . . . . . . . . . . . . . . . . . . . . .           --              596
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .          199              275
                                                                               ------------      -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . .       89,423          100,118
Property and equipment:
  Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          817              817
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . . . .        7,557            7,721
  Computer equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,219            7,780
  Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . . . . . . .        6,342            6,919
  Vehicles  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          950            1,095
  Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . . .           --               44
                                                                               ------------      -----------
                                                                                    21,885           24,376
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .       (5,214)          (5,949)
                                                                               ------------      -----------
         Total property and equipment . . . . . . . . . . . . . . . . . . . .       16,671           18,427
Other assets:
  Notes receivable from employees   . . . . . . . . . . . . . . . . . . . . .        1,181            1,201
  Intangible assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          822            1,128
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,358            1,334
                                                                               ------------      -----------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .        3,361            3,663
                                                                               ------------      -----------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   109,455       $  122,208
                                                                               ============      ===========

                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              DECEMBER 31,        MARCH 31,
                                                                                  1997               1998
                                                                              ------------       -----------
                                                                                                 (UNAUDITED)
Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     1,421       $     1,205
  Payroll taxes and other payroll deductions payable  . . . . . . . . . . .        19,190            12,822
  Accrued worksite employee payroll expense   . . . . . . . . . . . . . . .        18,153            26,836
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .         3,319             2,659
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . .           729                --
                                                                              ------------      ------------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . .        42,812            43,522

Noncurrent liabilities:
  Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . .         2,558             2,558
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . .           322               492
                                                                              ------------      ------------
         Total noncurrent liabilities . . . . . . . . . . . . . . . . . . .         2,880             3,050

Commitments and contingencies

Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           142               148
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .        50,670            63,249
  Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . . .        (1,998)           (1,983)
  Unrealized gain on marketable securities. . . . . . . . . . . . . . . . .            31                46
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,918            14,176
                                                                              ------------      ------------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . . .        63,763            75,636
                                                                              ------------      ------------
         Total liabilities and stockholders' equity . . . . . . . . . . . .   $   109,455       $   122,208
                                                                              ============      ============





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    1997              1998
                                                                                 ----------        ----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 262,200         $ 362,396
Direct costs:
   Salaries and wages of worksite employees . . . . . . . . . . . . . . . .        215,659           299,522
   Benefits and payroll taxes . . . . . . . . . . . . . . . . . . . . . . .         37,751            51,701
                                                                                 ----------        ----------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,790            11,173

Operating expenses:
   Salaries, wages and payroll taxes  . . . . . . . . . . . . . . . . . . .          4,198             6,306
   General and administrative expenses  . . . . . . . . . . . . . . . . . .          2,589             3,931
   Commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,024             1,357
   Advertising  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            796               854
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .            461               773
                                                                                 ----------        ----------

                                                                                     9,068            13,221
                                                                                 ----------        ----------

Operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (278)           (2,048)
Other income (expense):
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            590               812
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (321)               --
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3)               10
                                                                                 ----------        ----------
                                                                                       266               822
                                                                                 ----------        ----------

Loss before income tax benefit  . . . . . . . . . . . . . . . . . . . . . .            (12)           (1,226)
Income tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5               484
                                                                                 ----------        ----------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      (7)        $    (742)
                                                                                 ==========        ==========

Basic and diluted net loss per share of common stock  . . . . . . . . . . .      $    0.00         $   (0.05)
                                                                                 ==========        ==========




                            See accompanying notes.

                               ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                            COMMON STOCK                                 UNREALIZED
                                              ISSUED          ADDITIONAL                   GAIN ON
                                          ----------------     PAID-IN       TREASURY    MARKETABLE    RETAINED
                                          SHARES    AMOUNT     CAPITAL        STOCK      SECURITIES    EARNINGS   TOTAL
                                          ------    ------     -------        -----      ----------    --------   -----
Balance at December 31, 1997             14,221     $ 142     $ 50,670      $ (1,998)      $   31     $ 14,918   $ 63,763
   Purchase of treasury stock, at cost       --        --           --        (6,101)          --           --     (6,101)
   Sale of units consisting of common
      stock and common stock purchase
      warrants, net of issuance costs
      of $85                                400         4       11,529         6,116           --           --     17,649
   Exercise of common stock
      purchase warrants                     141         1          634            --           --           --        635
   Exercise of stock options                 50         1          416            --           --           --        417
   Unrealized gain on
      marketable securities                  --        --           --            --           15           --         15
   Net loss                                  --        --           --            --           --         (742)      (742)
                                         -------    ------    ---------     ---------      -------    ---------   --------

Balance at March 31, 1998                14,812     $ 148     $ 63,249      $ (1,983)      $   46     $ 14,176    $75,636
                                         =======    ======    =========     =========      =======    =========   ========





                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    1997             1998
                                                                                  --------         --------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (7)          $ (742)
   Adjustments to reconcile net loss to net cash
     used in operating activities :
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .         730              858
       Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . . .          99              190
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        (309)              95
       Gain on the disposition of assets  . . . . . . . . . . . . . . . . . .          --               (5)
       Changes in operating assets and liabilities:
        Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .      (3,335)          (7,815)
        Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .        (107)             105
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27               21
        Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,115             (216)
        Payroll taxes and other payroll deductions payable  . . . . . . . . .      (2,278)          (6,370)
        Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . .       3,279            8,023
        Income taxes payable/receivable . . . . . . . . . . . . . . . . . . .         (82)          (1,325)
                                                                                  --------         --------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . .        (861)          (6,439)
                                                                                  --------         --------
           Net cash used in operating activities  . . . . . . . . . . . . . .        (868)          (7,181)
Cash flows from investing activities:
   Marketable securities:
      Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (20,469)          (5,510)
      Proceeds from dispositions  . . . . . . . . . . . . . . . . . . . . . .       1,495            3,697
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . . .      (1,181)          (2,490)
   Increases in intangible assets . . . . . . . . . . . . . . . . . . . . . .         (77)            (362)
                                                                                  --------         --------
           Net cash used in investing activities  . . . . . . . . . . . . . .     (20,232)          (4,665)

                               ADMINISTAFF, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     1997             1998
                                                                                  ---------       -----------
Cash flows from financing activities:
  Repayments of long-term debt  . . . . . . . . . . . . . . . . . . . . . . .     $ (4,603)       $      --
  Proceeds from the sale of units consisting of common stock
    and common stock purchase warrants  . . . . . . . . . . . . . . . . . . .       47,430           17,649
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .       (1,999)          (6,101)
  Repurchase of common stock purchase warrants  . . . . . . . . . . . . . . .         (542)              --
  Prepaid expenses - initial public offering costs  . . . . . . . . . . . . .          (22)              --
  Proceeds from the exercise of stock options . . . . . . . . . . . . . . . .           11              417
  Proceeds from the exercise of common stock
    purchase warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . .           48              635
  Loans to employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (19)             (20)
                                                                                  ---------       ----------
         Net cash provided by financing activities  . . . . . . . . . . . . .       40,304           12,580
                                                                                  ---------       ----------
Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . . .       19,204              734
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .       13,360           40,561
                                                                                  ---------       ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .     $ 32,564        $  41,295
                                                                                  =========       ==========





                            See accompanying notes.

                               ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

1. BASIS OF PRESENTATION

    Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, recruiting and selection, performance management, and training and development services to small and medium-sized businesses in several strategically selected markets. The Company operates primarily in the state of Texas.

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

    The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at March 31, 1998 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

2.  NET LOSS PER SHARE

    The numerator and denominator used in the calculations of both basic and diluted net loss per share were net loss and the weighted average shares outstanding, respectively. The weighted average shares outstanding for the three months ended March 31, 1997 and 1998 were 12,478,000 and 14,021,000, respectively. Had the Company incurred net income during the three months ended March 31, 1997 or 1998, the denominator used in the calculation of diluted earnings per share would have been 749,000 and 366,000 higher, respectively, reflecting the dilutive effects of outstanding common stock purchase warrants and stock options.

3. STOCKHOLDERS' EQUITY

     In March 1998, the Company completed a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company sold units consisting of 693,126 shares of its common stock (293,126 shares from Treasury Stock) and common stock purchase warrants for an additional 2,065,515 shares of common stock to American Express for a total purchase price of $17.7 million. The common stock purchase warrants have prices ranging from $40 to $80 per share and terms ranging from three to seven years.

    In January 1998, a third party warrant holder exercised warrants to purchase 140,508 shares of common stock at a price of $4.52 per share. The Company then repurchased the shares from the warrant holder at a price of $21 per share.

    In March 1998 and prior to the closing of the transaction with American Express, the Company completed the repurchase of 150,000 shares of common stock from three stockholders for $21 per share. The three stockholders included two former officers of the Company and a current director of the Company.

4.  MARKETING AGREEMENT

    In conjunction with the Securities Purchase Agreement with American Express, the Company entered into a Marketing Agreement with American Express to jointly market the Company's services to American Express's substantial small business customer base across the country. Under the Marketing Agreement, American Express will utilize its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express will work to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven year term and provides that the Company will be the exclusive PEO partner of American Express for the first three years. The Company will pay a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement.

5.  MARKETABLE SECURITIES

    At March 31, 1998, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to two years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale and are carried at fair market value with unrealized gains and losses recorded as a component of stockholders' equity.

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

    During 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years, which accrual is reflected in Other accrued liabilities - noncurrent on the Consolidated Balance Sheets. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, at the same time, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties, which amount is reflected in Other assets on the Consolidated Balance Sheets. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company may be ultimately required to pay will not substantially exceed the amount accrued. There has been no change in the amounts of the accrual or the amount recoverable from the record keeper subsequent to December 31, 1997. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

    The following table presents certain information related to the Company's results of operations for the three months ended March 31, 1997 and 1998. The following discussion should be read in conjunction with the 1997 annual report on Form 10-K as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
                                                                       1997            1998         CHANGE
                                                                    ---------        ---------      ------
                                                                         (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
  Revenues  . . . . . . . . . . . . . . . . . . . . . . .           $ 262,200        $ 362,396        38.2%
  Gross profit  . . . . . . . . . . . . . . . . . . . . .               8,790           11,173        27.1%
  Gross profit margin   . . . . . . . . . . . . . . . . .                 3.4%             3.1%
  Operating loss  . . . . . . . . . . . . . . . . . . . .                (278)          (2,048)         NM
STATISTICAL DATA:
  Monthly revenue per worksite employee   . . . . . . . .               3,326            3,639         9.4%
  Monthly payroll cost per worksite employee  . . . . . .               2,710            2,982        10.0%
  Monthly gross markup per worksite employee  . . . . . .                 616              657         6.7%
  Average number of worksite employees paid
     per month during period  . . . . . . . . . . . . . .              25,026           31,512        25.9%
-------------------------
NM - Not meaningful


      REVENUES

      The Company's revenues for the three months ended March 31, 1998 increased 38.2% over the same period in 1997 due to an increase in worksite employees paid accompanied by an increase in the revenue per employee. The Company's expansion of its sales force through new market and sales office openings over the past five years is the primary factor contributing to the increased number of worksite employees. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased by 24% over the first quarter of 1997, while revenues from markets opened after 1993 increased by 68%. The Company expects continued growth in the number of worksite employees during the remainder of 1998 versus 1997 due to the effect of sales in existing markets and the Company's national expansion plan.

      The increase in revenue per employee of 9.4% directly relates to the increase in payroll cost per employee of 10.0%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees that have higher average base pay than the existing client base and through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

      GROSS PROFIT

      The Company's gross profit for the first quarter of 1998 increased by 27.1% over the first quarter of 1997, while the gross profit margin decreased from 3.4% in the 1997 period to 3.1% in the 1998 period. The primary factors which caused the decrease in gross profit margin were an increase in the Company's weighted average state unemployment tax rate as a percentage of payroll cost and an increase in the gross payroll cost per worksite employee.

      Employment-related taxes as a percentage of payroll cost increased from 8.3% during the first quarter of 1997 to 8.7% during the 1998 period, reflecting an increase in the weighted average state unemployment tax rate paid by the Company as compared to the same period in 1997. The effects of changes in employment-related tax rates on gross profit margin are more pronounced in the first quarter of the year because employment-related taxes are based on the each employee's cumulative earnings up to specified wage levels, causing them to be highest in the first quarter and then decline over the course of the year.

      The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in gross markup per employee as a percentage of revenue from 18.5% in the first quarter of 1997 to 18.1% in the first quarter of 1998. The Company attempts to match changes in the overall gross markup percentage charged for its services with changes in its direct cost structure while improving the overall gross profit per worksite employee. Gross profit per worksite employee improved slightly from $117 in the first quarter of 1997 to $118 in the first quarter of 1998.

      The cost of providing employee benefits, which includes benefit plan premiums and workers' compensation costs, was slightly lower in the first quarter of 1998 than in the first quarter of 1997. Benefit plan premiums declined from 6.0% of revenue during the first quarter of 1997 to 5.8% of revenue during the first quarter of 1998. Workers' compensation costs decreased from 1.9% of payroll cost during the first quarter of 1997 to 1.3% of payroll cost during the first quarter of 1998. This reduction was due to the rate on the Company's fixed premium policy in effect during the 1998 period being lower than the rate in place during the first quarter of 1997.

      OPERATING EXPENSES

      Operating expenses increased as a percentage of revenue from 3.5% in the first quarter of 1997 to 3.6% in the first quarter of 1998. Total operating expenses increased 45.8% while revenues and gross profit increased 38.2% and 27.1%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation-related costs (salaries, wages and payroll taxes and commissions), increased general and administrative expenses and increased depreciation and amortization expense.

      Compensation-related costs increased by 46.7% from the first quarter of 1997 to the first quarter of 1998, and increased from 2.0% of revenues in the 1997 period to 2.1% of revenues in the 1998 period. This increase is primarily related to a 25.9% and 54.4% increase over the 1997 period in corporate and sales staff, respectively, as the Company has continued to invest in sales and service capacity to accommodate its rapid growth.

      General and administrative expenses increased by 51.8% from the first quarter of 1997 to the first quarter of 1998, and increased from 1.0% of revenues in the 1997 period to 1.1% of revenues in the 1998 period. This increase resulted primarily from the general services and support required to accommodate the increase in corporate and sales staff. In addition, travel expenses have increased substantially as a result of the Company's national expansion.

      Depreciation and amortization expense increased by 67.7% over the 1997 period. This increase is primarily due to capital expenditures related to the opening of new sales offices as part of the Company's national expansion and investments in technology and infrastructure related to increasing corporate service capacity.

      NET INCOME

      Interest income increased significantly over the first quarter of 1997 due to the investment of the proceeds from the Company's initial public offering ("IPO") for the entire quarter in 1998 and the investment of the proceeds from the sale of common stock to American Express received in March 1998. The Company incurred no interest expense in the first quarter of 1998 while the 1997 period included a one-time write-off of deferred financing costs relating to long-term debt that was repaid using a portion of the proceeds from the IPO.

      The Company's provision for income taxes in both periods differs from the U.S. statutory rate of 34% due primarily to state income taxes.

      The Company's net loss for the three months ended March 31, 1998 was $742,000, or $0.05 per share, versus a loss of $7,000, or $0.00 per share, for the three months ended March 31, 1997. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment- related taxes to be largest in the first quarter and then decline over the course of the year. The Company expects the remaining 1998 results to be consistent with this pattern.

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

      The Company had $69.1 million in cash and cash equivalents and marketable securities at March 31, 1998, of which approximately $12.8 million was payable in early April 1998 for withheld federal and state income taxes, FICA and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices and capital expenditures. The Company had no long-term debt as of March 31, 1998. At March 31, 1998 the Company had net working capital of $56.6 million which increased from $46.6 million at December 31, 1997 due to the receipt of proceeds from the sale of common stock to American Express in March 1998.

      CASH FLOWS FROM OPERATING ACTIVITIES

      The Company's cash flows from operating activities decreased for the first quarter of 1998 versus the first quarter of 1997 due to a larger net loss, the timing of payroll tax payments, and higher income tax payments.

      CASH FLOWS FROM INVESTING ACTIVITIES

      Net purchases of marketable securities during the first quarter of 1998 reflect the investment of a portion of the proceeds from the Company's sale of common stock to American Express in short-term, highly liquid marketable securities with maturities greater than 90 days consisting primarily of corporate and government bonds. Net purchases of marketable securities in the 1997 period reflect a similar investment of a portion of the proceeds from the Company's IPO.

      Capital expenditures during the first quarter of 1998 were primarily related to the opening of a new sales office in Los Angeles in January, the opening of a new sales office in Dallas in early April and furniture, equipment and computer equipment at its corporate office facilities.

      CASH FLOWS FROM FINANCING ACTIVITIES

      Cash flows from financing activities for the first quarter of 1998 consist primarily of items relating to the sale of units consisting of 693,126 shares of common stock (293,126 shares from Treasury Stock) and common stock purchase warrants for an additional 2,065,515 shares to American Express for a total cost of $17.7 million. Other significant cash flows from financing activities during the first quarter of 1998 included the exercise of warrants to purchase 140,508 shares of common stock by a third party warrant holder at a price of $4.52 per share, the repurchase of 140,508 shares of common stock from the third party warrant holder at a price of $21 per share, and the repurchase of 150,000 shares of common stock from three shareholders at a price of $21 per share.

      Cash flows from financing activities during the first quarter of 1997 consist primarily of items resulting from the completion of the Company's IPO. Such offering was completed in January 1997. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of common stock from one of its stockholders, which is now held in treasury by the Company, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of common stock from the subordinated note holder.

      SEASONALITY, INFLATION AND QUARTERLY FLUCTUATIONS

      Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such employment-related tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

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

Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations;
(ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) changes in the competitive environment in the PEO industry or new market entrants. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

      The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (b) On January 20, 1998, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "right") for each outstanding share of common stock, par value $0.01 per share, of the Company. The distribution was payable on February 9, 1998 to the stockholders of record on that date. Each right entitles the registered holder thereof to purchase from the Company one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $125, subject to adjustment.

      (c) In March 1998, the Company completed a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company sold units consisting of 693,126 shares of its common stock (293,126 shares from Treasury Stock) and common stock purchase warrants for an additional 2,065,515 shares of common stock to American Express for a total purchase price of $17.7 million. The common stock purchase warrants have prices ranging from $40 to $80 per share and terms ranging from three to seven years. All of the shares were sold pursuant to an exemption to registration under Rule 506 of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   List of Exhibits

      3.1 Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant's Form 8-A filed on February 5, 1998).

      4.1 Rights Agreement dated as of February 4, 1998 between Administaff, Inc. and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A filed on February 5, 1998).

      4.2 Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement.

       4.3 Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998.

       4.4 Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998.

       4.5 Warrant Certificate No. 1, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

       4.6 Warrant Certificate No. 2, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

       4.7 Warrant Certificate No. 3, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

       4.8 Warrant Certificate No. 4, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

       4.9 Warrant Certificate No. 5, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 465,515 warrants to purchase 465,515 shares of the common stock of Administaff, Inc.

      10.1 Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., and Administaff of Texas, Inc. dated March 10, 1998.

      27     Financial Data Schedule.

(b)   Reports on Form 8-K

      Form 8-K, dated January 20, 1998, filed February 5, 1998 relating to (i) the Securities Purchase Agreement with American Express Travel Related Services Company, Inc. and (ii) the adoption of a Preferred Share Rights Plan by the Company's Board of Directors.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              Administaff, Inc.



Date: May 11, 1998                 By:              /s/ Richard G. Rawson
                                        ---------------------------------------
                                                    Richard G. Rawson
                                                Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)


Date:  May 11, 1998                By:             /s/ Samuel G. Larson
                                      -----------------------------------------
                                                    Samuel G. Larson
                                                 Vice President, Finance
                                             (Principal Accounting Officer)

                              INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                         DESCRIPTION
    ------                         -----------
      3.1 Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant's Form 8-A filed on February 5, 1998).

      4.1 Rights Agreement dated as of February 4, 1998 between Administaff, Inc. and Harris Trust and Savings Bank as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A filed on February 5, 1998).

      4.2 Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement.

      4.3 Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998.

      4.4 Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998.

      4.5 Warrant Certificate No. 1, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

      4.6 Warrant Certificate No. 2, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

      4.7 Warrant Certificate No. 3, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

      4.8 Warrant Certificate No. 4, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc.

      4.9 Warrant Certificate No. 5, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 465,515 warrants to purchase 465,515 shares of the common stock of Administaff, Inc.

     10.1 Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., and Administaff of Texas, Inc. dated March 10, 1998.

     27      Financial Data Schedule.