Form 10-Q/A
period 1998-03-31
ADMINISTAFF INC \DE\
filed 1998-07-22
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q/A


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


              Administaff, Inc.




Date: July 22, 1998              By:              /s/ Richard G. Rawson
                                      ---------------------------------------
                                                    Richard G. Rawson
                                                Executive Vice President
                                              and Chief Financial Officer
                                              (Principal Financial Officer)




Date: July 22, 1998              By:             /s/ Samuel G. Larson
                                      -----------------------------------------
                                                    Samuel G. Larson
                                                 Vice President, Finance
                                             (Principal Accounting Officer)

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


   **10.1 Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., and Administaff of Texas, Inc. dated March 10, 1998.


     27      Financial Data Schedule.


     --------------------------------
     **  Filed Herewith