Form 10-Q
period 1998-06-30
ADMINISTAFF INC \DE\
filed 1998-08-14
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998.
                                                        or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

          For the transition period from                 to
                                        -----------------  ----------------

                           Commission File No. 1-13998


                                ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                            76-0479645
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     19001 Crescent Springs Drive
           Kingwood, Texas                                        77339
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


(Registrant's Telephone Number, Including Area Code):  (281) 358-8986


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 1998: 14,500,501 shares.


================================================================================

                                TABLE OF CONTENTS


                                                      PART I



Item 1.  Financial Statements .......................................................................    3


Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................................................   14


                                                      PART II

Item 1.  Legal Proceedings...........................................................................   24


Item 4.  Submission of Matters to a Vote of Security Holders.........................................   24


Item 5.  Other Information...........................................................................   24


                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                             DECEMBER 31,      JUNE 30,
                                                                                 1997            1998
                                                                             ------------    ------------
                                                                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents .............................................   $     40,561    $     28,815
   Marketable securities .................................................         26,012          40,578
   Accounts receivable:
      Trade ..............................................................          4,324           1,499
      Unbilled ...........................................................         15,371          28,248
      Related parties ....................................................            163             102
      Other ..............................................................          1,208           1,451
   Prepaid expenses ......................................................          1,585             783
   Income taxes receivable ...............................................             --               7
   Deferred income taxes .................................................            199             256
                                                                             ------------    ------------
         Total current assets ............................................         89,423         101,739
Property and equipment:
   Land ..................................................................            817             849
   Buildings and improvements ............................................          7,557           7,873
   Computer equipment ....................................................          6,219           8,562
   Furniture and fixtures ................................................          6,342           7,493
   Vehicles ..............................................................            950           1,131
   Construction in progress ..............................................             --             155
                                                                             ------------    ------------
                                                                                   21,885          26,063
   Accumulated depreciation ..............................................         (5,214)         (6,662)
                                                                             ------------    ------------
         Total property and equipment ....................................         16,671          19,401
Other assets:
   Notes receivable from employees .......................................          1,181           1,221
   Intangible assets .....................................................            822           1,608
   Other assets ..........................................................          1,358           1,400
                                                                             ------------    ------------
         Total other assets ..............................................          3,361           4,229
                                                                             ------------    ------------
         Total assets ....................................................   $    109,455    $    125,369
                                                                             ============    ============

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                   DECEMBER 31,      JUNE 30,
                                                                                       1997            1998
                                                                                   ------------    ------------
                                                                                                    (UNAUDITED)
Current liabilities:
   Accounts payable ............................................................   $      1,421    $      1,244
   Payroll taxes and other payroll deductions payable ..........................         19,190          11,473
   Accrued worksite employee payroll expense ...................................         18,153          28,188
   Other accrued liabilities ...................................................          3,319           3,186
   Income taxes payable ........................................................            729              --
                                                                                   ------------    ------------
         Total current liabilities .............................................         42,812          44,091

Noncurrent liabilities:
   Other accrued liabilities ...................................................          2,558           2,558
   Deferred income taxes .......................................................            322             732
                                                                                   ------------    ------------
         Total noncurrent liabilities ..........................................          2,880           3,290

Commitments and contingencies

Stockholders' equity:
   Common stock ................................................................            142             148
   Additional paid-in capital ..................................................         50,670          63,470
   Treasury stock, at cost .....................................................         (1,998)         (1,979)
   Accumulated other comprehensive income ......................................             31              10
   Retained earnings ...........................................................         14,918          16,339
                                                                                   ------------    ------------
         Total stockholders' equity ............................................         63,763          77,988
                                                                                   ------------    ------------
         Total liabilities and stockholders' equity ............................   $    109,455    $    125,369
                                                                                   ============    ============





                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                        1997         1998        1997         1998
                                                     ---------    ---------   ---------    ---------

Revenues .........................................   $ 274,792    $ 393,643   $ 536,992    $ 756,039
Direct costs:
   Salaries and wages of worksite employees ......     226,044      325,432     441,703      624,954
   Benefits and payroll taxes ....................      37,102       51,885      74,853      103,586
                                                     ---------    ---------   ---------    ---------

Gross profit .....................................      11,646       16,326      20,436       27,499

Operating expenses:
   Salaries, wages and payroll taxes .............       4,419        6,251       8,617       12,557
   General and administrative expenses ...........       3,976        4,094       6,586        8,025
   Commissions ...................................       1,145        1,518       2,169        2,875
   Advertising ...................................         894        1,012       1,669        1,866
   Depreciation and amortization .................         462          838         923        1,611
                                                     ---------    ---------   ---------    ---------
                                                        10,896       13,713      19,964       26,934
                                                     ---------    ---------   ---------    ---------

Operating income .................................         750        2,613         472          565
Other income (expense):
   Interest income ...............................         788          886       1,378        1,698
   Interest expense ..............................         (19)          --        (340)          --
   Other, net ....................................          (9)          20         (12)          30
                                                     ---------    ---------   ---------    ---------

                                                           760          906       1,026        1,728
                                                     ---------    ---------   ---------    ---------

Income before income tax expense .................       1,510        3,519       1,498        2,293
Income tax expense ...............................         576        1,356         571          872
                                                     ---------    ---------   ---------    ---------

Net income .......................................   $     934    $   2,163   $     927    $   1,421
                                                     =========    =========   =========    =========

Basic and diluted net income
        per share of common stock ................   $    0.07    $    0.15   $    0.07    $    0.10
                                                     =========    =========   =========    =========


                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                   COMMON STOCK                            ACCUMULATED
                                                      ISSUED         ADDITIONAL               OTHER
                                                -------------------   PAID-IN    TREASURY COMPREHENSIVE  RETAINED
                                                 SHARES     AMOUNT    CAPITAL     STOCK       INCOME     EARNINGS    TOTAL
                                                --------   --------   --------   --------    --------    --------   --------

Balance at December 31, 1997                      14,221   $    142   $ 50,670   $ (1,998)   $     31    $ 14,918   $ 63,763
   Purchase of treasury stock, at cost                --         --         --     (6,101)         --          --     (6,101)
   Sale of units consisting of common
      stock and common stock purchase
      warrants, net of issuance costs of $141        400          4     11,473      6,116          --          --     17,593
   Exercise of common stock
      purchase warrants                              141          1        634         --          --          --        635
   Exercise of stock options                          81          1        673         --          --          --        674
   Other                                              --         --         20          4          --          --         24
   Unrealized loss on
      marketable securities                           --         --         --         --         (21)         --        (21)
   Net income                                         --         --         --         --          --       1,421      1,421
                                                --------   --------   --------   --------    --------    --------   --------
Balance at June 30, 1998                          14,843   $    148   $ 63,470   $ (1,979)   $     10    $ 16,339   $ 77,988
                                                ========   ========   ========   ========    ========    ========   ========



                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                  1997        1998
                                                                                --------    --------
Cash flows from operating activities:
   Net income ................................................................  $    927    $  1,421
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities :
       Depreciation and amortization .........................................     1,211       1,817
       Bad debt expense ......................................................     1,545         303
       Deferred income taxes .................................................      (825)        353
       Loss (gain) on the disposition of assets ..............................        12         (25)
       Changes in operating assets and liabilities:
        Accounts receivable ..................................................    (4,614)    (10,537)
        Prepaid expenses .....................................................      (298)        802
        Other assets .........................................................       (20)        (48)
        Accounts payable .....................................................       559        (177)
        Payroll taxes and other payroll deductions payable ...................    (2,555)     (7,717)
        Other accrued liabilities ............................................     3,874       9,902
        Income taxes payable/receivable ......................................       539        (736)
                                                                                --------    --------
           Total adjustments .................................................      (572)     (6,063)
                                                                                --------    --------
           Net cash provided by (used in) operating activities................       355      (4,642)
Cash flows from investing activities:
   Marketable securities:
      Purchases ..............................................................   (31,656)    (22,493)
      Proceeds from dispositions .............................................     9,477       7,753
   Property and equipment:
      Purchases ..............................................................    (2,621)     (4,295)
      Proceeds from dispositions .............................................         8          44
   Investment in intangible assets ...........................................      (152)       (898)
                                                                                --------    --------

           Net cash used in investing activities .............................   (24,944)    (19,889)

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       1997         1998
                                                                    ---------    ---------

Cash flows from financing activities:
   Repayments of long-term debt .................................   $  (4,603)   $      --
   Proceeds from the sale of units consisting of common
      stock and common stock purchase warrants ..................          --       17,593
   Proceeds from the issuance of common stock ...................      47,430           --
   Purchase of treasury stock ...................................      (1,999)      (6,101)
   Repurchase of common stock purchase warrants .................        (542)          --
   Prepaid expenses - initial public offering costs .............         (22)          --
   Proceeds from the exercise of stock options ..................          11          674
   Proceeds from the exercise of common stock
      purchase warrants .........................................          48          635
   Loans to employees ...........................................         (85)         (40)
   Other ........................................................          --           24
                                                                    ---------    ---------

         Net cash provided by financing activities ..............      40,238       12,785
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents ............      15,649      (11,746)
Cash and cash equivalents at beginning of period ................      13,360       40,561
                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................   $  29,009    $  28,815
                                                                    =========    =========










                             See accompanying notes.

                               ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998

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

     The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at June 30, 1998 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

2.   ACCOUNTING CHANGES

     Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The requirements of SOP 98-1 are materially consistent with the Company's existing capitalization policy, and as a result, the adoption of SOP 98-1 did not have a significant impact on the Company's financial position or results of operations.

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale marketable securities to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, these amounts were reported as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130.

3.   NET INCOME PER SHARE

     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:




                                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            1997       1998       1997       1998
                                                          --------   --------   --------   --------
 Basic earnings per share -
   weighted average shares outstanding ................     13,449     14,476     12,966     14,249
Effect of dilutive securities:
   Common stock purchase warrants -
      treasury stock method ...........................        501         10        553         14
   Common stock options - treasury stock method .......        150        338        147        343
                                                          --------   --------   --------   --------
                                                               651        348        700        357
                                                          --------   --------   --------   --------
Diluted earnings per share - weighted average shares
   outstanding plus effect of dilutive securities .....     14,100     14,824     13,666     14,606
                                                          ========   ========   ========   ========


4.   STOCKHOLDERS' EQUITY

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

5.   MARKETING AGREEMENT

     In conjunction with the Securities Purchase Agreement with American Express, the Company entered into a Marketing Agreement with American Express to jointly market the Company's services to American Express's substantial small business customer base across the country. Under the Marketing Agreement, American Express will utilize its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express will work to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven year term and provides that the Company will be the exclusive PEO partner of American Express for the first three years. The Company will pay a commission to American Express based upon the number of worksite employees paid from clients referred to the Company pursuant to the Marketing Agreement.

6.   MARKETABLE SECURITIES

     At June 30, 1998, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale.

7.   COMMITMENTS AND CONTINGENCIES

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

One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and (2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative nondiscrimination test for the 1993 Plan year. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

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

     THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.



                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                     --------------------
                                                       1997        1998       CHANGE
                                                     --------    --------    --------
                                                     (OPERATING RESULTS IN THOUSANDS)

OPERATING RESULTS:
   Revenues ......................................   $274,792    $393,643        43.3%
   Gross profit ..................................     11,646      16,326        40.2%
   Gross profit margin ...........................        4.2%        4.1%
   Operating income ..............................        750       2,613       248.4%
STATISTICAL DATA:
   Monthly revenue per worksite employee .........      3,423       3,708         8.3%
   Monthly payroll cost per worksite employee ....      2,797       3,043         8.8%
   Monthly gross markup per worksite employee ....        626         665         6.2%
   Average number of worksite employees paid
      per month during period ....................     25,731      33,849        31.5%

       REVENUES

       The Company's revenues for the three months ended June 30, 1998 increased 43.3% over the same period in 1997 due to an increase in worksite employees paid accompanied by an increase in revenue per worksite employee. The Company's expansion of its sales force through new market and sales office openings over the past five years is the primary factor contributing to the increased number of worksite employees. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 30.8% over the second quarter of 1997, while revenues from markets opened after 1993 increased 66.5%. The Company expects continued growth in the number of worksite employees during the remainder of 1998 versus 1997 due to the effect of sales in existing markets and the Company's national expansion plan.

       The increase in revenue per worksite employee of 8.3% directly relates to the increase in payroll cost per worksite employee of 8.8%. This increase reflects the continuing effects of the net addition of clients with worksite employees that have higher average base pay than the existing client base, primarily through the penetration of markets with generally higher wage levels, such as Los Angeles,

Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

       GROSS PROFIT

       The Company's gross profit for the second quarter of 1998 increased 40.2% over the second quarter of 1997, while the gross profit per worksite employee increased from $151 per month in the second quarter of 1997 to $161 per month in the second quarter of 1998. The increase in gross profit per worksite employee reflects the Company's success in managing its pricing policy, which is designed to match changes in the Company's direct cost structure with the comprehensive service fees charged for its services. Gross profit margin decreased from 4.2% in the 1997 period to 4.1% in the 1998 period, primarily due to an increase in the gross payroll cost per worksite employee.

       The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in gross markup per employee as a percentage of revenue from 18.3% in the second quarter of 1997 to 17.9% in the second quarter of 1998. However, gross mark-up per worksite employee increased 6.2% from $626 per month in the 1997 period to $665 per month in the 1998 period.

       Employment-related taxes as a percentage of payroll cost increased slightly from 7.46% during the second quarter of 1997 to 7.53% during the 1998 period, reflecting an increase in the weighted average state unemployment tax rate paid by the Company as compared to the same period in 1997.

       The cost of providing employee benefits, which includes benefit plan premiums and workers' compensation costs, was slightly lower in the second quarter of 1998 than in the second quarter of 1997. Benefit plan premiums declined slightly from 5.9% of revenue during the second quarter of 1997 to 5.7% of revenue during the second quarter of 1998. Workers' compensation costs decreased from 1.6% of payroll cost during the second quarter of 1997 to 1.3% of payroll cost during the second quarter of 1998, due to a rate decrease on the Company's fixed premium policy.

       OPERATING EXPENSES

       Operating expenses decreased as a percentage of revenue from 3.97% in the second quarter of 1997 to 3.48% in the second quarter of 1998, primarily due to a $1.3 million bad debt charge taken in the 1997 period. Excluding the effects of this charge, operating expenses were 3.48% of revenues in both periods. Total operating expenses increased 25.9% (43.5% excluding the 1997 charge) while revenues and gross profit increased 43.3% and 40.2%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation-related costs (salaries, wages and payroll taxes and commissions), increased general and administrative expenses and increased depreciation and amortization expense.

       Compensation-related costs increased 39.6% from the second quarter of 1997 to the second quarter of 1998, and decreased from 2.03% of revenues in the 1997 period to 1.98% in the 1998 period. The overall increase is primarily related to a 36.8% and 44.2% increase over the 1997 period in corporate and sales office staff, respectively, as the Company has continued to increase its sales and service capacity to accommodate its rapid growth.

       General and administrative expenses decreased from 1.45% of revenues in the second quarter of 1997 to 1.04% of revenues in the second quarter of 1998. This decrease was primarily the result of the $1.3 million bad debt charge taken in the 1997 period. Excluding the effects of the bad debt charge, general and administrative expenses increased 55.3%, and increased from 0.96% of revenues in the 1997 period to 1.04% in the 1998 period. This increase is primarily due to consulting fees incurred to assist the Company in developing its technology and telecommunications infrastructure plans. In addition, travel and telecommunications expenses increased due to the Company's geographic expansion.

       Depreciation and amortization expense increased 81.4% over the 1997 period. This increase is primarily due to a substantial increase in capital expenditures, beginning in 1997, related to investments in technology and infrastructure to increase corporate service capacity and the opening of new sales offices as part of the Company's national expansion.

       NET INCOME

       Interest income increased 12.4% over the second quarter of 1997 due to the investment of the proceeds from the sale of common stock to American Express received in March 1998.

       The Company's provision for income taxes in both periods differs from the U.S. statutory rate of 34% due primarily to state income taxes.

       The Company's net income for the three months ended June 30, 1998 was $2.2 million or $0.15 per share (diluted), versus $934,000, or $0.07 per share (diluted), for the three months ended June 30, 1997. Excluding the bad debt charge in the 1997 period, net income and diluted earnings per share were $1.8 million and $0.13 per share, respectively. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year. The Company expects the remaining 1998 results to be consistent with this pattern.

      SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.



                                                        SIX MONTHS ENDED
                                                           JUNE 30,
                                                     --------------------
                                                       1997        1998        CHANGE
                                                     --------    --------     --------
                                                      (OPERATING RESULTS IN THOUSANDS)
OPERATING RESULTS:
   Revenues ......................................   $536,992    $756,039        40.8%
   Gross profit ..................................     20,436      27,499        34.6%
   Gross profit margin ...........................        3.8%        3.6%
   Operating income ..............................        472         565        19.7%
STATISTICAL DATA:
   Monthly revenue per worksite employee .........      3,375       3,675         8.9%
   Monthly payroll cost per worksite employee ....      2,754       3,014         9.4%
   Monthly gross markup per worksite employee ....        621         661         6.4%
   Average number of worksite employees paid
      per month during period ....................     25,379      32,680        28.8%

       REVENUES

       The Company's revenues for the six months ended June 30, 1998 increased 40.8% over the same period in 1997 due to an increase in worksite employees paid accompanied by an increase in revenue per worksite employee. The Company's expansion of its sales force through new market and sales office openings over the past five years is the primary factor contributing to the increased number of worksite employees. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 27.2% over the first six months of 1997, while revenues from markets opened after 1993 increased 67.1%. The Company expects continued growth in the number of worksite employees during the remainder of 1998 versus 1997 due to the effect of sales in existing markets and the Company's national expansion plan.

       The increase in revenue per worksite employee of 8.9% directly relates to the increase in payroll cost per worksite employee of 9.4%. This increase reflects the continuing effects of the net addition of clients with worksite employees that have higher average base pay than the existing client base, primarily through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

       GROSS PROFIT

       The Company's gross profit for first six months of 1998 increased 34.6% over the first six months of 1997, while the gross profit per worksite employee increased from $134 per month in the 1997 period to $140 per month in the 1998 period. The increase in gross profit per worksite employee reflects the Company's success in managing its pricing policy, which is designed to match changes in the Company's direct cost structure with the comprehensive service fees charged for its services. Gross profit margin decreased from 3.8% in the 1997 period to 3.6% in the 1998 period, primarily due to an increase in the gross payroll cost per worksite employee and an increase in the Company's weighted average state unemployment tax rate as a percentage of payroll cost.

       The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in gross markup per employee as a percentage of revenue from 18.4% in the first six months of 1997 to 18.0% in the first six months of 1998. However, gross mark-up per worksite employee increased 6.4% from $621 per month in the 1997 period to $661 per month in the 1998 period.

       Employment-related taxes as a percentage of payroll cost increased from 7.9% during the first six months of 1997 to 8.1% during the 1998 period, reflecting an increase in the weighted average state unemployment tax rate paid by the Company as compared to the same period in 1997.

       The cost of providing employee benefits, which includes benefit plan premiums and workers' compensation costs, was slightly lower in the first six months of 1998 than in the first six months of 1997. Benefit plan premiums declined slightly from 5.9% of revenue during the first six months of 1997 to 5.8% of revenue during the first six months of 1998. Workers' compensation costs decreased from 1.8% of payroll cost during the first six months of 1997 to 1.3% of payroll cost during the first six months of 1998, due to a rate decrease on the Company's fixed premium policy.

       OPERATING EXPENSES

       Operating expenses decreased as a percentage of revenue from 3.72% in the first six months of 1997 to 3.56% in the first six months of 1998, primarily due to a $1.3 million bad debt charge in the 1997 period. Excluding the effects of this charge, operating expenses were 3.47% of revenues in the 1997 period. Total operating expenses increased 34.9% (44.6% excluding the charge) while revenues and gross profit increased 40.8% and 34.6%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation-related costs (salaries, wages and payroll taxes and commissions), increased general and administrative expenses and increased depreciation and amortization expense.

       Compensation-related costs increased 43.1% from the first six months of 1997 to the first six months of 1998, and increased from 2.00% of revenues in the 1997 period to 2.04% in the 1998 period. This increase is primarily related to a 34.4% and 48.7% increase over the 1997 period in corporate and sales office staff, respectively, as the Company has continued to increase its sales and service capacity to accommodate its rapid growth.

       General and administrative expenses decreased from 1.23% of revenues in the first six months of 1997 to 1.06% of revenues in the first six months of 1998. This decrease was primarily the result of the $1.3 million bad debt charge taken in the 1997 period. Excluding the effects of the bad debt charge, general and administrative expenses increased 53.0%, and increased from 0.97% of revenues in the 1997 period to 1.06% of revenues in the 1998 period. This increase is due to consulting fees incurred to assist the Company in developing its technology and telecommunications infrastructure plans, increased travel, telecommunications and postage expenses related to the Company's geographic expansion, and higher printing expenses related to the redesign of marketing brochures as part of the Company's brand building strategy.

       Depreciation and amortization expense increased 74.5% over the 1997 period. This increase is primarily due to a substantial increase in capital expenditures, beginning in 1997, related to investments in technology and infrastructure to increase corporate service capacity and the opening of new sales offices as part of the Company's national expansion.

       NET INCOME

       Interest income increased 23.2% over the first six months of 1997 due to the investment of the proceeds from the Company's initial public offering ("IPO") for the entire six months in 1998 and the investment of the proceeds from the sale of common stock to American Express received in March 1998. The Company incurred no interest expense in the first six months of 1998, while the 1997 period included a write-off of deferred financing costs relating to long-term debt that was repaid using a portion of the proceeds from the IPO.

       The Company's provision for income taxes in both periods differs from the U.S. statutory rate of 34% due primarily to state income taxes.

       The Company's net income for the six months ended June 30, 1998 was $1.4 million or $0.10 per share, versus $927,000, or $0.07 per share, for the six months ended June 30, 1997. Excluding the effects of the bad debt charge in the 1997 period, net income and diluted earnings per share were $1.8 million and $0.13 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, capital expenditure plans, expansion costs including potential acquisitions and other operating cash needs. As a result of this process, the Company has, in the past, sought and may, in the future, seek to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash and marketable securities on hand and cash flows from operations will be adequate to meet its liquidity requirements through at least 1999. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs.

       The Company had $69.4 million in cash and cash equivalents and marketable securities at June 30, 1998, of which approximately $11.5 million was payable in early July 1998 for withheld federal and state income taxes, FICA and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices and capital expenditures. At June 30, 1998 the Company had net working capital of $57.6 million, which increased from $46.6 million at December 31, 1997 due to the receipt of the net proceeds from the sale of common stock to American Express in March 1998. As of June 30, 1998, the Company had no long-term debt.

       CASH FLOWS FROM OPERATING ACTIVITIES

       The Company's cash flows from operating activities decreased for the first six months of 1998 versus the first six months of 1997 due primarily to the timing of payroll tax payments and higher income tax payments.

       CASH FLOWS FROM INVESTING ACTIVITIES

       Net purchases of marketable securities during the first six months of 1998 reflect the investment of the proceeds from the Company's sale of common stock to American Express in highly liquid marketable securities with maturities ranging from 91 days to five years from the date of purchase, consisting primarily of corporate and government bonds. Net purchases of marketable securities in the 1997 period reflect a similar investment of a portion of the proceeds from the Company's IPO.

       Capital expenditures during the first six months of 1998 consisted primarily of computer equipment, furniture and fixtures, and telecommunications equipment at the Company's headquarters and its new sales offices in Los Angeles, Dallas and St. Louis.

       Investments in intangible assets during the first six months of 1998 primarily represent capitalized software development costs related to the initial release of the Company's new Internet-based service platform, Administaff Assistant, and enhancements to the Company's proprietary professional employer information system.

       CASH FLOWS FROM FINANCING ACTIVITIES

       Cash flows from financing activities for the first six months of 1998 consist primarily of items relating to the sale of units consisting of 693,126 shares of common stock (293,126 shares from Treasury Stock) and common stock purchase warrants for an additional 2,065,515 shares to American Express for a total cost of $17.7 million. Other significant cash flows from financing activities during the first six months of 1998 included the exercise of warrants to purchase 140,508 shares of common stock by a third party warrant holder at a price of $4.52 per share, the repurchase of 140,508 shares of common stock from the third party warrant holder at a price of $21 per share, and the repurchase of 150,000 shares of common stock from three shareholders at a price of $21 per share.

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

       YEAR 2000

       As the Company's operations rely on several internal computer systems and third party vendor relationships, the Company believes that the Year 2000 presents potentially significant operational issues, if not properly addressed. As a result, the Company is preparing for the Year 2000 conversion in several ways. First, concurrent with the redesign and upgrade of its proprietary PEO information system in 1996 and 1997, the Company addressed Year 2000 programming issues in a manner which it believes will make that system Year 2000 compliant. Secondly, the Company has identified its critical third party vendors, including third party hardware and software vendors, and is in the process of obtaining information from those vendors on their Year 2000 state of readiness and their ability to provide assurances regarding the continuity of business operations. The most significant of these vendors include the Company's banks and benefits providers. Third, the Company plans to test both its internal systems and its critical data interfaces with third parties during late 1998 and early 1999 to verify the compliant status of critical systems and vendors. Finally, the Company plans to develop contingency plans for those processes that are considered critical in preventing an interruption of business operations surrounding the Year 2000 conversion.

       The Company believes that the risks associated with Year 2000 issues would primarily affect the areas of payroll processing, electronic funds transfers and the dissemination of benefits information electronically. As such, the Company's plans, including its contingency planning, will be focused in these areas.

       The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the planned processes referred to above.

       While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurances that the Company's financial condition or results of operations will not be adversely affected by issues surrounding the Year 2000 conversion.

       OTHER MATTERS

       In July 1998, the Company announced plans to accelerate the development of Administaff Assistant, the Company's Internet-based service platform, along with other technology infrastructure projects. This decision was made based on several factors, including the recent acceleration in the Company's organic growth rate, the previously announced marketing agreement with American Express, and the initial response to the Administaff Assistant project.

       The Company currently expects to incur approximately $10 million of capital expenditures and software development costs in excess of the Company's previous capital expenditure plans. The Company anticipates that this amount will be expended over the last half of 1998 and the first half of 1999, with individual projects being placed into service during that time period. The Company believes it has sufficient capital resources to accommodate this investment in addition to its previously planned capital expenditures at least through the end of 1999.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

       The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) the effectiveness of the Company's sales and marketing efforts, including the Company's national expansion plan and its marketing agreement with American Express; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (v) the effectiveness and estimated costs of the Company's Year 2000 conversion and contingency plans; and (vi) changes in the competitive environment in the PEO industry or new market entrants. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       An Annual Meeting of Stockholders of the Company was held on May 5, 1998. At the Meeting, holders of 12,783,686 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the two proposals voted on at the Meeting, both of which were approved, are set forth below:

       1. Election of Class III Directors with terms expiring at the Annual Meeting of Stockholders in 2001.



                                                                         Broker
                                      For               Abstain         Non-Votes
                                   ----------          ---------       -----------
           Richard G. Rawson       12,208,440           575,246             --
           Paul S. Lattanzio       12,779,561             4,125             --
           Jack M. Fields, Jr      12,778,545             5,141             --


       2. Ratification of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year.



                                                                       Broker
              For                   Against          Abstain         Non-Votes
           ----------              --------          -------         ---------
           12,732,428               51,258             --               --


ITEM 5.  OTHER INFORMATION.

       Pursuant to the Company's Amended and Restated Bylaws, stockholder proposals submitted for consideration at the Company's 1999 Annual Meeting of Stockholders must be delivered to the Corporate Secretary, Administaff, Inc., 19001 Crescent Springs Drive, Kingwood, Texas 77339, no later than November 27, 1998 but no earlier than October 28, 1998. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the Annual Meeting. If timely notice is given but is not accompanied by a written statement to the extent required by applicable securities laws, the Company may exercise discretionary voting authority over proxies with respect to such proposal if presented at the Company's 1999 Annual Meeting of Stockholders.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Administaff, Inc.



Date: August 14, 1998                          By: /s/ Richard G. Rawson
                                                   -----------------------------
                                                       Richard G. Rawson
                                                     Executive Vice President
                                                    and Chief Financial Officer
                                                   (Principal Financial Officer)


Date:  August 14, 1998                         By: /s/ Samuel G. Larson
                                                   -----------------------------
                                                       Samuel G. Larson
                                                    Vice President, Finance
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS





EXHIBIT             DESCRIPTION
-------             -----------
  27                Financial Data Schedule
