Form 10-Q
period 1998-09-30
ADMINISTAFF INC \DE\
filed 1998-11-13
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1998.
                                                        or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

          For the transition period from                  to
                                        ------------------  --------------------

                           Commission File No. 1-13998


                                ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                                76-0479645
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     19001 Crescent Springs Drive
            Kingwood, Texas                                         77339
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


(Registrant's Telephone Number, Including Area Code):  (281) 358-8986


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X
 No

         Number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 1998: 14,513,393 shares.

================================================================================

                                TABLE OF CONTENTS




                                              PART I

Item 1.   Financial Statements ..................................................................    3


Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................   15


                                              PART II

Item 1.   Legal Proceedings......................................................................   26


Item 5.   Other Information......................................................................   26


                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS




                                                                   DECEMBER 31,       SEPTEMBER 30,
                                                                       1997                1998
                                                                   ------------        ------------
                                                                                        (UNAUDITED)

 Current assets:
   Cash and cash equivalents ...............................       $     40,561        $     18,414
   Marketable securities ...................................             26,012              50,102
   Accounts receivable:
      Trade ................................................              4,324                 922
      Unbilled .............................................             15,371              31,490
      Related parties ......................................                163                  59
      Other ................................................              1,208               1,501
   Prepaid expenses ........................................              1,585               1,813
   Deferred income taxes ...................................                199                 164
                                                                   ------------        ------------
         Total current assets ..............................             89,423             104,465
Property and equipment:
   Land ....................................................                817               2,918
   Buildings and improvements ..............................              7,557               8,517
   Computer equipment ......................................              6,219              11,721
   Furniture and fixtures ..................................              6,342               9,338
   Vehicles ................................................                950               1,226
   Construction in progress ................................                 --                 633
                                                                   ------------        ------------
                                                                         21,885              34,353
   Accumulated depreciation ................................             (5,214)             (7,532)
                                                                   ------------        ------------
         Total property and equipment ......................             16,671              26,821
Other assets:
   Notes receivable from employees .........................              1,181               1,242
   Intangible assets .......................................                822               1,968
   Other assets ............................................              1,358               1,404
                                                                   ------------        ------------
         Total other assets ................................              3,361               4,614
                                                                   ------------        ------------
         Total assets ......................................       $    109,455        $    135,900
                                                                   ============        ============

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      DECEMBER 31,      SEPTEMBER 30,
                                                                          1997              1998
                                                                      ------------      ------------
                                                                                         (UNAUDITED)
Current liabilities:
   Accounts payable .............................................     $      1,421      $      1,264
   Payroll taxes and other payroll deductions payable ...........           19,190            11,067
   Accrued worksite employee payroll expense ....................           18,153            32,308
   Other accrued liabilities ....................................            3,319             4,136
   Income taxes payable .........................................              729             1,361
                                                                      ------------      ------------
         Total current liabilities ..............................           42,812            50,136

Noncurrent liabilities:
   Other accrued liabilities ....................................            2,558             2,558
   Deferred income taxes ........................................              322               978
                                                                      ------------      ------------
         Total noncurrent liabilities ...........................            2,880             3,536

Commitments and contingencies

Stockholders' equity:
   Common stock .................................................              142               149
   Additional paid-in capital ...................................           50,670            63,591
   Treasury stock, at cost ......................................           (1,998)           (1,979)
   Accumulated other comprehensive income .......................               31               342
   Retained earnings ............................................           14,918            20,125
                                                                      ------------      ------------
         Total stockholders' equity .............................           63,763            82,228
                                                                      ------------      ------------
         Total liabilities and stockholders' equity .............     $    109,455      $    135,900
                                                                      ============      ============









                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                           1997              1998             1997              1998
                                                       ------------      ------------     ------------      ------------

Revenues .........................................     $    302,618      $    431,511     $    839,610      $  1,187,550
Direct costs:
   Salaries and wages of worksite employees ......          249,541           357,827          691,244           982,781
   Benefits and payroll taxes ....................           39,049            53,647          113,902           157,233
                                                       ------------      ------------     ------------      ------------

Gross profit .....................................           14,028            20,037           34,464            47,536

Operating expenses:
   Salaries, wages and payroll taxes .............            4,397             6,672           13,014            19,229
   General and administrative expenses ...........            2,863             4,711            9,449            12,736
   Commissions ...................................            1,192             1,530            3,361             4,405
   Advertising ...................................            1,083               911            2,752             2,777
   Depreciation and amortization .................              572               961            1,495             2,572
                                                       ------------      ------------     ------------      ------------

                                                             10,107            14,785           30,071            41,719
                                                       ------------      ------------     ------------      ------------

Operating income .................................            3,921             5,252            4,393             5,817
Other income (expense):
   Interest income ...............................              793               837            2,171             2,535
   Interest expense ..............................              (23)               --             (363)               --
   Other, net ....................................               (1)               17              (13)               47
                                                       ------------      ------------     ------------      ------------

                                                                769               854            1,795             2,582
                                                       ------------      ------------     ------------      ------------

Income before income tax expense .................            4,690             6,106            6,188             8,399
Income tax expense ...............................            1,767             2,320            2,338             3,192
                                                       ------------      ------------     ------------      ------------

Net income .......................................     $      2,923      $      3,786     $      3,850      $      5,207
                                                       ============      ============     ============      ============

Basic net income
        per share of common stock ................     $       0.22      $       0.26     $       0.29      $       0.36
                                                       ============      ============     ============      ============

Diluted net income
        per share of common stock ................     $       0.21      $       0.26     $       0.28      $       0.35
                                                       ============      ============     ============      ============



                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                COMMON STOCK                                   ACCUMULATED
                                                   ISSUED           ADDITIONAL                    OTHER
                                            ---------------------     PAID-IN      TREASURY   COMPREHENSIVE   RETAINED
                                             SHARES       AMOUNT      CAPITAL       STOCK         INCOME      EARNINGS      TOTAL
                                            --------     --------     --------     --------      --------     --------     --------

Balance at December 31, 1997                  14,221     $    142     $ 50,670     $ (1,998)     $     31     $ 14,918     $ 63,763
   Purchase of treasury stock, at cost            --           --           --       (6,101)           --           --       (6,101)
   Sale of units consisting of common
      stock and common stock purchase
      warrants, net of issuance costs of $146    400            4       11,468        6,116            --           --       17,588
   Exercise of common stock
      purchase warrants                          141            2          633           --            --           --          635
   Exercise of stock options                      93            1          800           --            --           --          801
   Other                                          --           --           20            4            --           --           24
   Unrealized gain on
      marketable securities                       --           --           --           --           311           --          311
   Net income                                     --           --           --           --            --        5,207        5,207
                                            --------     --------     --------     --------      --------     --------     --------

Balance at September 30, 1998                 14,855     $    149     $ 63,591     $ (1,979)     $    342     $ 20,125     $ 82,228
                                            ========     ========     ========     ========      ========     ========     ========







                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      1997            1998
                                                                   ----------      ----------

Cash flows from operating activities:
   Net income ................................................     $    3,850      $    5,207
   Adjustments to reconcile net income to net cash
     provided by operating activities :
       Depreciation and amortization .........................          1,815           2,950
       Bad debt expense ......................................          1,659             412
       Deferred income taxes .................................         (1,159)            691
       Loss (gain) on the disposition of assets ..............             13             (47)
       Changes in operating assets and liabilities:
        Accounts receivable ..................................         (9,121)        (13,318)
        Prepaid expenses .....................................            332            (228)
        Other assets .........................................            164             (55)
        Accounts payable .....................................             67            (157)
        Payroll taxes and other payroll deductions payable ...         (2,364)         (8,123)
        Other accrued liabilities ............................          7,610          14,972
        Income taxes payable .................................            874             632
                                                                   ----------      ----------
           Total adjustments .................................           (110)         (2,271)
                                                                   ----------      ----------
           Net cash provided by operating activities .........          3,740           2,936

Cash flows from investing activities:
   Marketable securities:
      Purchases ..............................................        (35,287)        (43,502)
      Proceeds from dispositions .............................         10,986          19,450
   Property and equipment:
      Purchases ..............................................         (4,238)        (12,638)
      Proceeds from dispositions .............................             33              70
   Investment in intangible assets ...........................           (160)         (1,349)
                                                                   ----------      ----------

           Net cash used in investing activities .............        (28,666)        (37,969)


                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    1997            1998
                                                                 ----------      ----------
Cash flows from financing activities:
   Repayment of long-term debt .............................     $   (4,603)     $       --
   Proceeds from the sale of units consisting of common
      stock and common stock purchase warrants .............             --          17,588
   Proceeds from the issuance of common stock ..............         47,430              --
   Purchase of treasury stock ..............................         (1,999)         (6,101)
   Repurchase of common stock purchase warrants ............           (542)             --
   Prepaid expenses - initial public offering costs ........           (107)             --
   Proceeds from the exercise of stock options .............             82             635
   Proceeds from the exercise of common stock
      purchase warrants ....................................             48             801
   Loans to employees ......................................            (99)            (61)
   Other ...................................................             --              24
                                                                 ----------      ----------

         Net cash provided by financing activities .........         40,210          12,886
                                                                 ----------      ----------

Net increase (decrease) in cash and cash equivalents .......         15,284         (22,147)

Cash and cash equivalents at beginning of period ...........         13,360          40,561
                                                                 ----------      ----------
Cash and cash equivalents at end of period .................     $   28,644      $   18,414
                                                                 ==========      ==========










                             See accompanying notes.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

1.       BASIS OF PRESENTATION

         Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, recruiting and selection, performance management, and training and development services to small and medium-sized businesses in several strategically selected markets. Approximately 70% of the Company's revenues are generated in the state of Texas.

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

         The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at September 30, 1998 and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

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

3.       NET INCOME PER SHARE

         The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:



                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                   1997         1998         1997         1998
                                                                 --------     --------     --------     --------
                                                                                  (IN THOUSANDS)
Basic net income per share -
   weighted average shares outstanding .....................       13,451       14,504       13,129       14,335
Effect of dilutive securities:
   Common stock purchase warrants -
      treasury stock method ................................          514           --          541           10
   Common stock options - treasury stock method ............          210          301          168          328
                                                                 --------     --------     --------     --------
                                                                      724          301          709          338
                                                                 --------     --------     --------     --------
Diluted net income per share - weighted average shares
   outstanding plus effect of dilutive securities ..........       14,175       14,805       13,838       14,673
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

6.       MARKETABLE SECURITIES

         At September 30, 1998, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale.

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

         The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the "IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and (2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative nondiscrimination test for the 1993 Plan year. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

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

         During 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years, which accrual is reflected in "Other accrued liabilities - noncurrent" on the Consolidated Balance Sheets. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, at the same time, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties, which amount is reflected in "Other assets" on the Consolidated Balance Sheets. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company may be ultimately required to pay will not substantially exceed the amount accrued. There has been no change in the amounts of the accrual or the amount recoverable from the record keeper subsequent to December 31, 1997. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the 1997 annual report on Form 10-K as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

         THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.



                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -----------------------
                                                          1997          1998          CHANGE
                                                       ---------     ---------       --------
                                                         (OPERATING RESULTS IN THOUSANDS)

OPERATING RESULTS:
   Revenues ......................................     $302,618      $431,511          42.6%
   Gross profit ..................................       14,028        20,037          42.8%
   Gross profit margin ...........................          4.6%          4.6%
   Operating income ..............................        3,921         5,252          33.9%
STATISTICAL DATA:
   Monthly revenue per worksite employee .........        3,509         3,785           7.9%
   Monthly payroll cost per worksite employee ....        2,873         3,112           8.3%
   Monthly gross markup per worksite employee ....          636           673           5.8%
   Average number of worksite employees paid
      per month during period ....................       27,604        36,161          31.0%


         REVENUES

         The Company's revenues for the nine months ended September 30, 1998 increased 42.6% over the same period in 1997 due to an increase in worksite employees paid accompanied by an increase in revenue per worksite employee. The Company's expansion of its sales force through new market and sales office openings over the past five years is the primary factor contributing to the 31.0% increase in worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 31.1% over the third quarter of 1997, while revenues from markets opened after 1993 increased 61.9%. The Company expects continued growth in the number of worksite employees paid during the remainder of 1998 versus 1997 due to the effect of sales in existing markets and the Company's national expansion plan.

         The increase in revenue per worksite employee of 7.9% directly relates to the increase in payroll cost per worksite employee of 8.3%. This increase reflects the continuing effects of the net addition of clients with worksite employees that have higher average base pay than the existing client base, primarily through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

         GROSS PROFIT

         The Company's gross profit for the third quarter of 1998 increased 42.8% over the third quarter of 1997, with a gross profit margin of 4.6% in both periods. Gross profit per worksite employee increased from $169 per month in the third quarter of 1997 to $185 per month in the third quarter of 1998, reflecting the Company's success in managing its pricing policy, which is designed to match changes in the Company's direct cost structure with the comprehensive service fees charged for its services. In addition, lower employee benefits costs as a percentage of revenue contributed to the increase in gross profit per worksite employee.

         The cost of providing employee benefits, which includes benefit plan premiums and workers' compensation costs, was slightly lower as a percentage of revenue in the third quarter of 1998 than in the third quarter of 1997. Benefit plan premiums remained constant at 5.8% of revenue during the third quarter of 1997 and 1998. Workers' compensation costs decreased from 1.6% of payroll cost during the third quarter of 1997 to 0.9% of payroll cost during the third quarter of 1998, due to a lower rate on the Company's fixed premium policy and the receipt of $475,000 of net proceeds from the settlement of a class action lawsuit related to premiums paid in a prior policy year.

       The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in gross markup per employee as a percentage of revenue from 18.1% in the third quarter of 1997 to 17.8% in the third quarter of 1998. However, gross mark-up per worksite employee increased 5.8% from $636 per month in the 1997 period to $673 per month in the 1998 period.

         Employment-related taxes as a percentage of payroll cost were 6.9% in both the third quarter of 1997 and 1998.

         OPERATING EXPENSES

         Operating expenses increased as a percentage of revenue from 3.34% in the third quarter of 1997 to 3.43% in the third quarter of 1998. Total operating expenses increased 46.3% while revenues and gross profit increased 42.6% and 42.8%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation-related costs (salaries, wages and payroll taxes and commissions), increased general and administrative expenses and increased depreciation and amortization expense.

         Compensation-related costs increased 46.8% over the third quarter of 1997, and increased from 1.85% of revenues in the 1997 period to 1.90% in the 1998 period. These increases are primarily related to a 39.0% and 45.4% increase over the 1997 period in corporate and sales office staff, respectively, as the Company has continued to increase its sales and service capacity to accommodate its rapid growth.

         General and administrative expenses increased from 0.95% of revenues in the third quarter of 1997 to 1.09% of revenues in the third quarter of 1998. This increase is primarily due to consulting fees incurred to assist the Company in developing and implementing its technology and telecommunications infrastructure plans.

         Depreciation and amortization expense increased 68.0% over the 1997 period. This increase is primarily due to a substantial increase in capital expenditures, beginning in 1997, related to investments in technology and infrastructure to increase corporate service capacity and the opening of new sales offices as part of the Company's national expansion.

         NET INCOME

         Interest income increased 5.5% over the third quarter of 1997 due to the investment of the proceeds from the sale of common stock to American Express received in March 1998.

         The Company's provision for income taxes in both periods differs from the U.S. statutory rate of 34% due primarily to the effect of state income taxes.

         The Company's net income for the three months ended September 30, 1998 was $3.8 million or $0.26 per share (diluted), versus $2.9 million, or $0.21 per share (diluted), for the three months ended September 30, 1997. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year. The Company expects the remaining 1998 results to be consistent with this pattern.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.




                                                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       --------------------------
                                                          1997            1998           CHANGE
                                                       ----------      ----------      ----------
                                                            (OPERATING RESULTS IN THOUSANDS)

OPERATING RESULTS:
   Revenues ......................................     $  839,610      $1,187,550            41.4%
   Gross profit ..................................         34,464          47,536            37.9%
   Gross profit margin ...........................            4.1%            4.0%
   Operating income ..............................          4,393           5,817            32.4%
STATISTICAL DATA:
   Monthly revenue per worksite employee .........          3,423           3,714             8.5%
   Monthly payroll cost per worksite employee ....          2,797           3,049             9.0%
   Monthly gross markup per worksite employee ....            626             665             6.2%
   Average number of worksite employees paid
      per month during period ....................         26,121          33,840            29.6%


         REVENUES

         The Company's revenues for the nine months ended September 30, 1998 increased 41.4% over the same period in 1997 due to an increase in worksite employees paid accompanied by an increase in revenue per worksite employee. The Company's expansion of its sales force through new market and sales office openings over the past five years is the primary factor contributing to the 29.6% increase in worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 28.5% over the first nine months of 1997, while revenues from markets opened after 1993 increased 65.1%. The Company expects continued growth in the number of worksite employees paid during the remainder of 1998 versus 1997 due to the effect of sales in existing markets and the Company's national expansion plan.

         The increase in revenue per worksite employee of 8.5% directly relates to the increase in payroll cost per worksite employee of 9.0%. This increase reflects the continuing effects of the net addition of clients with worksite employees that have higher average base pay than the existing client base, primarily through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

         GROSS PROFIT

         The Company's gross profit for first nine months of 1998 increased 37.9% over the first nine months of 1997, while the gross profit per worksite employee increased from $147 per month in the

1997 period to $156 per month in the 1998 period. The increase in gross profit per worksite employee reflects the Company's success in managing its pricing policy, which is designed to match changes in the Company's direct cost structure with the comprehensive service fees charged for its services. Gross profit margin decreased from 4.1% in the 1997 period to 4.0% in the 1998 period, primarily due to an increase in the gross payroll cost per worksite employee and an increase in the Company's weighted average state unemployment tax rate as a percentage of payroll cost.

         The continued addition of higher wage, less risk sensitive worksite employees resulted in a decrease in gross markup per employee as a percentage of revenue from 18.3% in the first nine months of 1997 to 17.9% in the first nine months of 1998. However, gross mark-up per worksite employee increased 6.2% from $626 per month in the 1997 period to $665 per month in the 1998 period.

         Employment-related taxes as a percentage of payroll cost increased from 7.5% during the first nine months of 1997 to 7.7% during the 1998 period, reflecting an increase in the weighted average state unemployment tax rate paid by the Company as compared to the same period in 1997.

         The cost of providing employee benefits, which includes benefit plan premiums and workers' compensation costs, was slightly lower as a percentage of revenue in the first nine months of 1998 than in the comparable 1997 period. Benefit plan premiums declined slightly from 5.9% of revenue during the first nine months of 1997 to 5.8% of revenue during the first nine months of 1998. Workers' compensation costs decreased from 1.7% of payroll cost during the first nine months of 1997 to 1.2% of payroll cost during the first nine months of 1998, due primarily to a rate decrease on the Company's fixed premium policy.

         OPERATING EXPENSES

         Operating expenses decreased as a percentage of revenue from 3.58% in the first nine months of 1997 to 3.51% in the first nine months of 1998, primarily due to a $1.3 million bad debt charge in the 1997 period. Excluding the effects of this charge, operating expenses were 3.42% of revenues in the 1997 period. Total operating expenses increased 38.7% (45.2% excluding the charge) while revenues and gross profit increased 41.4% and 37.9%, respectively. The overall increase in operating expenses can be attributed principally to increased compensation-related costs (salaries, wages and payroll taxes and commissions), increased general and administrative expenses and increased depreciation and amortization expense.

         Compensation-related costs increased 44.3% over the first nine months of 1997, and increased from 1.95% of revenues in the 1997 period to 1.99% in the 1998 period. This increase is primarily related to a 33.4% and 47.5% increase over the 1997 period in corporate and sales office staff, respectively, as the Company has continued to increase its sales and service capacity to accommodate its rapid growth.

         General and administrative expenses decreased from 1.13% of revenues in the first nine months of 1997 to 1.07% of revenues in the first nine months of 1998. This decrease was primarily the result of the $1.3 million bad debt charge taken in the 1997 period. Excluding the effects of the bad debt charge, general and administrative expenses increased 57.1%, and increased from 0.97% of revenues in the 1997 period to 1.07% of revenues in the 1998 period. This increase is primarily due to consulting fees incurred to assist the Company in developing and implementing its technology and telecommunications infrastructure plans, higher printing expenses related to the redesign of marketing brochures as part of the Company's brand building strategy, and slight increases in several other general and administrative expenses in connection with the Company's growth.

         Depreciation and amortization expense increased 72.0% over the 1997 period. This increase is primarily due to a substantial increase in capital expenditures, beginning in 1997, related to investments in technology and infrastructure to increase corporate service capacity and the opening of new sales offices as part of the Company's national expansion.

         NET INCOME

         Interest income increased 16.8% over the first nine months of 1997 due to the investment of the proceeds from the Company's initial public offering ("IPO") for the entire nine months in 1998 and the investment of the proceeds from the sale of common stock to American Express received in March 1998. The Company incurred no interest expense in the first nine months of 1998, while the 1997 period included a write-off of deferred financing costs relating to long-term debt that was repaid using a portion of the proceeds from the IPO.

         The Company's provision for income taxes in both periods differs from the U.S. statutory rate of 34% due primarily to state income taxes.

         The Company's net income for the nine months ended September 30, 1998 was $5.2 million or $0.35 per share (diluted), versus $3.9 million, or $0.28 per share (diluted), for the nine months ended September 30, 1997. Excluding the effects of the bad debt charge in the 1997 period, net income and diluted net income per share were $4.7 million and $0.34 per share (diluted), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, capital expenditure plans, expansion costs including potential acquisitions and other operating cash needs. As a result of this process, the Company has, in the past, sought and may, in the future, seek to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash and marketable securities on hand and cash flows from operations will be adequate to meet its liquidity requirements through at least 1999. The Company will rely on these sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs.

         The Company had $68.5 million in cash and cash equivalents and marketable securities at September 30, 1998, of which approximately $11.1 million was payable in early October 1998 for withheld federal and state income taxes, FICA and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices and capital expenditures. At September 30, 1998 the Company had net working capital of $54.3 million, which increased from $46.6 million at December 31, 1997 due to the receipt of the net proceeds from the sale of common stock to American Express in March 1998. As of September 30, 1998, the Company had no long-term debt.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's cash flows from operating activities decreased slightly for the first nine months of 1998 versus the first nine months of 1997, primarily due to higher levels of payroll taxes and other payroll deductions payable at the end of the prior year compared to September 30, 1998. This decrease was partially offset by increased net income, adjusted for non-cash expense items, and higher levels of accounts receivable and accrued worksite payroll expense due to the timing of the accrual, collection and payment of the Company's service fees and payroll costs at the end of the respective periods.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Net purchases of marketable securities during the first nine months of 1998 primarily reflect the investment of the proceeds from the Company's sale of common stock to American Express in highly liquid marketable securities with maturities ranging from 91 days to five years from the date of purchase, consisting primarily of corporate and government bonds. Net purchases of marketable securities in the 1997 period reflect a similar investment of a portion of the proceeds from the Company's IPO.

         Capital expenditures during the first nine months of 1998 consisted primarily of computer equipment, furniture and fixtures, and telecommunications equipment at the Company's headquarters, its new Dallas operations center, and its new sales offices in Los Angeles, Dallas, St. Louis and San Francisco. The capital expenditures included significant hardware and software related to the Company's new Internet-based service platform, Administaff Assistant. In addition, the Company purchased land adjacent to its Houston, Texas headquarters to provide the capacity for future facilities expansion.

         Investments in intangible assets during the first nine months of 1998 primarily represent capitalized software development costs related to Administaff Assistant and enhancements to the Company's proprietary professional employer information system.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities for the first nine months of 1998 consist primarily of items relating to the sale of units consisting of 693,126 shares of common stock (293,126 shares from Treasury Stock) and common stock purchase warrants for an additional 2,065,515 shares to American Express for a total cost of $17.7 million. Other significant cash flows from financing activities during the first nine months of 1998 included the exercise of warrants to purchase 140,508 shares of common stock by a third party warrant holder at a price of $4.52 per share, the repurchase of 140,508 shares of common stock from the third party warrant holder at a price of $21 per share, and the repurchase of 150,000 shares of common stock from three shareholders at a price of $21 per share.

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

         YEAR 2000

         As the Company's operations rely on several internal computer systems and third party vendor relationships, the Company believes that the Year 2000 issue presents potentially significant operational issues if not properly addressed. The Year 2000 issue generally describes the various problems that may result from the failure of computer and other mechanical systems to properly process certain dates and date sensitive information.

         State of Readiness. The Company has concluded the assessment phase of its Year 2000 preparations and has identified two primary risk areas. First, the Company's operations rely heavily on its proprietary PEO information system, which includes several applications such as payroll processing, benefits enrollment, bid calculation, client invoicing and direct deposit payroll transmission. Second, the Company relies on several third party vendors to assist in delivering its PEO services to its clients and worksite employees. The Company believes that it does not have material risks associated with Year 2000 issues for non-information technology systems due to the nature of its operations.

         In conjunction with the redesign and upgrade of the Company's PEO information system in 1996 and 1997, the Company addressed Year 2000 programming issues in a manner which it believes makes the system Year 2000 compliant. The Company intends to perform testing on the system to ensure that it is able to process all dates appropriately. In early October 1998, the

Company completed the first phase of tests designed to assess the ability of its internal operating environment to operate appropriately under Year 2000 dates. No significant issues were detected during this testing phase. The Company plans to test the system for data processing accuracy through the use of test data on a wide variety of the Company's normal operating transactions under various date conditions. The Company believes that these tests can be completed in sufficient time to ensure that required modifications, if any, can be made on a timely basis.

         The Company has also assessed its third party vendor relationships and has identified approximately 40 vendors that it considers critical to the operations of the Company. These critical vendors primarily include third party hardware and software vendors, financial institutions and benefit providers. The Company has requested written information from each of these vendors regarding their Year 2000 plans and state of readiness. As of October 31, 1998, the Company has received responses to most of the requests and is in the process of evaluating the responses. Upon completion of the evaluation, and upon completion of the testing of its PEO information system, the Company intends to test significant data interfaces with third party vendors to verify their compliant status.

         Costs to Address Year 2000 Issues. The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the Company's Year 2000 plans.

         Risks Associated with Year 2000 Issues. The Company believes that the risks associated with Year 2000 issues would primarily affect the areas of payroll processing, electronic funds transfers and the dissemination of benefits information electronically. Among the problems which might occur without appropriate planning and testing are: the inability to transmit direct deposit payroll through banking systems to deposit funds into worksite employees' bank accounts; the inability to collect funds electronically in payment of the Company's service fees; the failure to properly calculate payroll information; the untimely transmission of benefits enrollment or claims data to and from benefit providers; and the inability to deliver payroll checks to employees due to failure in transportation or courier systems. As a result, the Company's plans, including the testing of its systems, vendor assessment and contingency planning, will be focused in these areas.

         Contingency Planning. The Company has previously developed a disaster recovery plan to be used in the event of unexpected business interruptions. The Company is currently developing specific contingency plans, to complement its disaster recovery plan, for those processes that are considered critical in preventing an interruption of business operations as a result of Year 2000 issues.

         The Company's Year 2000 plans, as discussed above, represent an ongoing process which will continue throughout 1999. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversion, there can be no assurances that the action discussed herein will have the anticipated results or that the Company's financial condition or results of operations will not be adversely affected as a result of Year 2000 issues. Among the factors which might affect the success of the Company's Year 2000 plans are: (i) the Company's ability to properly identify deficient systems; (ii) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (iii) the Company's ability to adequately address any such internal or external deficiencies; (iv) the Company's ability to complete its Year 2000 plans in a timely manner; and (v) unforeseen expenses related to the Company's Year 2000 plans.

         OTHER MATTERS

         In July 1998, the Company announced plans to accelerate the development of Administaff Assistant, the Company's Internet-based service platform, along with other technology and telecommunications infrastructure projects. This decision was made based on several factors, including the recent acceleration in the Company's growth rate, the previously announced marketing agreement with American Express, and the initial response to the Administaff Assistant project.

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

CERTAIN FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

         The statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements that involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) the effectiveness of the Company's sales and marketing efforts, including the Company's marketing agreement with American Express, American Express' ability to set qualified appointments and the Company's ability to convert those appointments into sales;
(iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (v) the effectiveness and estimated costs of the Company's Year 2000 conversion and contingency plans; and (vi) changes in the competitive environment in the PEO industry. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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


                                             Administaff, Inc.



Date: November 13, 1998                      By:      /s/ Richard G. Rawson
                                                --------------------------------
                                                       Richard G. Rawson
                                                   Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)


Date:  November 13, 1998                     By:     /s/ Samuel G. Larson
                                                --------------------------------
                                                      Samuel G. Larson
                                                    Vice President, Finance
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBITS






EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


  27                Financial Data Schedule