Form 10-K
period 1998-12-31
ADMINISTAFF INC \DE\
filed 1999-03-11
CIK 1000753

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998.
                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

         For the transition period from____________to_____________

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

Securities Registered Pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

         The aggregate market value of the voting stock of Administaff, Inc. held by non-affiliates (based upon the March 1, 1999 average high and low trade prices of these shares as reported by the New York Stock Exchange) was approximately $132 million.

         Number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1999: 14,319,044 shares.

         Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 4, 1999 which the registrant intends to file within 120 days of the end of the fiscal year.

================================================================================

                                TABLE OF CONTENTS


                                                       PART I


Item 1.       Business........................................................................................   2

Item 2.       Properties......................................................................................  16

Item 3.       Legal Proceedings...............................................................................  16

Item 4.       Submission of Matters to a Vote of Security Holders.............................................  16



                                                      PART II


Item 5.       Market for the Registrant's Common Equity and
                Related Stockholder Matters...................................................................  17

Item 6.       Selected Financial Data.........................................................................  18

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................................................  19

Item 7A.      Qualitative and Quantitative Disclosures About Market Risk......................................  36

Item 8.       Financial Statements and Supplementary Data.....................................................  36

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................  36


                                                     PART III


Item 10.      Directors and Executive Officers of the Registrant..............................................  37

Item 11.      Executive Compensation..........................................................................  37

Item 12.      Security Ownership of Certain Beneficial Owners and Management .................................  37

Item 13.      Certain Relationships and Related Transactions..................................................  37


                                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  38

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

ITEM 1.  BUSINESS.

GENERAL

         Administaff is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services. The Company was organized in 1986 and has provided PEO services since inception. In January 1997, the Company completed an initial public offering of 3,000,000 shares of its common stock.

         Administaff is a leading provider of PEO services, both in terms of the number of worksite employees and in terms of revenues. The Company serves client companies with worksite employees located throughout the United States and is currently executing a long-term national expansion strategy which has targeted approximately 90 sales offices located in 40 strategically selected markets. As part of this expansion strategy, the Company opened four new sales offices and entered two new markets during 1998. As of December 31, 1998, the Company had 22 sales offices located in 14 markets. Houston, the Company's original location, accounted for approximately 43% of the Company's revenues for the year ended December 31, 1998 with other Texas markets contributing an additional 29%. During 1998, revenues grew 29% in the Texas markets and 72% in the non-Texas markets. The Company's expansion strategy calls for the opening of a new sales office approximately quarterly in either a new or existing market, until the overall plan is completed. In 1999, the Company plans to open an additional sales office in the San Francisco market and two new sales offices in the New York City market.

         The Company's expansion plan includes the establishment of marketing partnerships and alliances as an additional means to enhance its growth prospects. In January 1998, the Company entered into the first significant agreement of this type with American Express Travel Related Services Company, Inc. ("American Express").

         The Company's Personnel Management System is designed to improve the productivity and profitability of small and medium-sized businesses. It relieves business owners and key executives of administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. It also promotes employee satisfaction through human resource management techniques that improve employee performance. The Company provides the Personnel Management System by entering into a Client Services Agreement ("CSA") which establishes a three party relationship whereby the Company and client act as co-employers of the worksite employees. Under the CSA, Administaff assumes responsibility for personnel administration and compliance with most employment-related governmental regulations while the client company retains the employees' services in its business and remains the employer for various other purposes. The Company charges a comprehensive service fee which is invoiced along with each periodic payroll of the client. The fee is based upon the gross payroll of each client and the Company's estimated cost of providing the services included in the Personnel Management System.

PEO INDUSTRY

         The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs have emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. PEO arrangements generally transfer broad aspects of the employer/employee relationship to the PEO. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale as a professional employer that allow them to perform employment-related functions more efficiently, provide employee benefits at a level typically available only to large corporations with substantial resources and devote more attention to human resources management.

         Growth in the PEO industry has been significant. According to the National Association of Professional Employer Organizations ("NAPEO"), the number of employees under PEO arrangements in the United States has grown from approximately 10,000 in 1984 to approximately 2.0 million in 1995. The Company believes that the key factors driving demand for PEO services include (i) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives, (ii) the need to provide competitive health care and related benefits to attract and retain employees, (iii) the increasing costs associated with health and workers' compensation insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies.

         A significant factor in the growth of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with NAPEO, have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the legitimacy and further development of the industry. While many states do not explicitly regulate PEOs, 18 states (including Texas) have enacted legislation containing licensing or registration requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in 17 states. The cost of compliance with these regulations is not material to the Company's financial position or results of operations.

PRINCIPAL SERVICES

         The Company serves small and medium-sized business by providing the Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services. The Personnel Management System is designed to attract and retain high-quality employees, while relieving the administrative and regulatory burdens on client owners and key executives. Among the employment-related laws and regulations that may affect a client company are the following:

        o   Internal Revenue Code (the "Code")            o     Civil Rights Act of 1991
        o   Federal Income Contribution Act (FICA)        o     Americans with Disabilities Act (ADA)
        o   Employee Retirement Income Security Act       o     Tax Equalization and Fiscal
            (ERISA)                                             Responsibility Act (TEFRA)
        o   Occupational Safety and Health Act            o     Age Discrimination in Employment Act
            (OSHA)                                              (ADEA)
        o   Federal Unemployment Tax Act (FUTA)           o     Drug-Free Workplace Act
        o   Fair Labor Standards Act (FLSA)               o     Consumer Credit Protection Act
        o   Consolidated Omnibus Budget Reconcilia-       o     The Family and Medical Leave Act
            tion Act of 1987 (COBRA)                      o     Health Insurance Portability and
        o   Immigration Reform and Control Act                  Accountability Act
            (IRCA)                                        o     State unemployment and employment
        o   Title VII (Civil Rights Act of 1964)                security laws
                                                          o     State workers' compensation laws

        While these regulations are complex, and in some instances overlapping, Administaff assists in achieving client companies' compliance by providing services in four primary categories: administrative functions, benefit plans administration, personnel management and employer liability management. All of the following services are included in the Personnel Management System and are available to all client companies.

        Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing and workers' compensation claims reporting.

        Benefit Plans Administration. The Company's benefit plan offerings include the following: a group health plan, a dependent care spending account plan, an employee assistance plan, an educational assistance plan, an adoption assistance program, group term life insurance coverage, accidental death and dismemberment insurance coverage, short-term and long-term disability insurance coverage and a 401(k) retirement plan. The group term health plan includes medical, dental, vision and prenatal care and a prescription card. All eligible employees may participate in the 401(k) plan, while several different packages of the other benefit plans are offered by the Company. The Company administers these benefit plans, negotiates the terms and costs of such plans, maintains the plans in accordance with applicable federal and state regulations, serves as liaison for the delivery of such benefits to worksite employees and monitors and reviews claims for loss control purposes. The Company believes that this variety and quality of benefit plans is generally not available to its small and medium-sized business target market and is usually found only in larger companies that can spread program costs across many employees. Moreover, the Company believes that the availability and administration of these benefits tend to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of benefits cost, employee recruiting and employee retention.

        Personnel Management. The Company provides a wide variety of personnel management services which gives its client companies access to resources normally found only in the human resources departments of large companies. All client companies receive the Company's comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices including recruiting, discipline and termination procedures. Other human resources services available to client company owners, worksite supervisors and employees include drafting and reviewing personnel policies and employee handbooks, job description design, prospective employee screening and background investigations, performance appraisal process and forms design, professional development and issues-oriented training, counseling, substance abuse awareness training, drug testing, outplacement services and compensation guidance.

        Employer Liability Management. Employer liability management services consist of several functions. First, pursuant to the Company's CSA and basic to the Administaff client relationship, the Company assumes many of the liabilities associated with being an employer. These include liability for compliance with payroll tax reporting and payment obligations, workers' compensation regulations, the Consolidated Omnibus Budget Reconciliation Act of 1987 ("COBRA"), the Immigration Reform and Control Act and the Consumer Credit Protection Act. For those potential liabilities that Administaff does not assume, the Company assists its clients in managing and limiting exposure. This includes first time and ongoing safety reviews as well as the implementation of safety programs designed to reduce workers' compensation claims. Administaff also provides guidance to clients on avoiding liability for discrimination, sexual harassment and civil rights violations and participates in termination decisions to attempt to secure protection from liability on those grounds. When a claim arises, the Company often assists in the client's defense regardless of whether the Company has been named directly. The Company employs in-house and external counsel specializing in several areas of employment law who have broad experience in disputes concerning the employer/employee relationship. This expertise allows Administaff's clients to contest many claims which they might otherwise have been inclined to settle. The Company also monitors changing government regulations and notifies clients of their potential effect on employer liability.

CLIENT SERVICES AGREEMENT

        All clients enter into Administaff's Client Services Agreement. The CSA generally provides for an on-going relationship, subject to termination by the Company or the client at any time upon 60 days prior written notice.

        The CSA establishes the Company's comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect the Company's costs. The CSA also establishes the division of responsibilities between Administaff and the client as co-employers. Pursuant to the CSA, Administaff is responsible for all personnel administration and is liable for purposes of certain government regulation. In addition, Administaff assumes liability for payment of salaries and wages of its worksite employees and responsibility for providing employee benefits to such persons, regardless of whether the client company makes timely payment of the associated service fee. The client retains the employees' services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond Administaff's ability to assume. A third group of responsibilities and liabilities are shared by Administaff and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:

         Administaff                               Client                                  Joint
         -----------                               ------                                  -----
Payment of wages and related tax        Assignment to, and ownership of,        Implementation of policies and
reporting and remittance (state and     all intellectual property rights        practices relating to the
federal withholding, FICA, FUTA,                                                employer/employee relationship
state unemployment)

Workers' compensation                   Section 414(o) of the Code              Selection of fringe benefits,
compliance, procurement,                regarding benefit discrimination        including employee leave policies
management, reporting

Compliance with COBRA,                  Compliance with OSHA                    Compliance with Title VII of the
Immigration Reform and Control          regulations, EPA regulations and        Civil Rights Act of 1964, the Age
Act, and Consumer Credit                any state or legal equivalent           Discrimination in Employment Act,
Protection Act, Title III, as well as   government contracting provisions,      the Employment Retirement
monitoring changes in other             the Fair Labor Standards Act, the       Income Security Act, the Polygraph
governmental regulations governing      Worker Adjustment and Retaining         Protection Act, the Federal Drug
the employer/employee relationship      Notification Act, professional          Free Workplace Act (and any state
and updating the client when            licensing requirements, fidelity        or local equivalent), state
necessary                               bonding requirements                    employment discrimination law

Employee benefit procurement            Professional liability or malpractice

         Because Administaff is a co-employer with the client company, it is possible that Administaff could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that Administaff could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages to manage its exposure to these types of claims, and as a result, the costs in excess of insurance premiums incurred by the Company with respect to this exposure have historically been insignificant to the Company's operating results.

         Clients are required to pay Administaff no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction, and receipt of funds is verified prior to release of payroll. Although the Company is ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, it retains the ability to terminate the CSA as well as the employees upon non-payment by a client. This right, the periodic nature of payroll and the Company's client selection process have resulted in an excellent overall collections history.

CUSTOMERS

         Administaff serves client companies and worksite employees located throughout the United States. The Company's client base is broadly distributed throughout a wide variety of industries including services, wholesale trade, manufacturing, construction, finance, insurance, real estate, medical, retail trade and others. This diverse client base lowers the Company's exposure to downturns or volatility in any particular industry. However, the Company's performance could be affected by general economic conditions within the small and medium-sized business community.

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

         The Company focuses heavily on client retention. Administaff's client retention record reflects that approximately 80% of Administaff's clients remain for more than one year and that the retention rate improves for clients who remain with Administaff for longer periods. Client attrition experienced by Administaff is attributable to a variety of factors, including (i) termination of the CSA by Administaff resulting from the client's inability to make timely payments, (ii) client non-renewal due to price factors, (iii) client business failure or downsizing and (iv) sale, disposition or merger of the client company. The Company believes that only a small percentage of nonrenewing clients withdraw due to dissatisfaction with service or to retain the services of a competitor.

MARKETING AND SALES

         As of December 31, 1998 , the Company had 22 sales offices located in 14 markets. The Company is currently executing a long-term national expansion strategy which targets approximately 90 sales offices in 40 strategically selected markets. The Company's sales offices typically consist of six to ten sales representatives, a district sales manager and an office administrator. The Company's markets and their respective year of entry are as follows:

                                                             Initial
           Market                Sales Offices              Entry Date
           ------                -------------              ----------

           Houston                    3                       1986
           San Antonio                1                       1989
           Austin                     1                       1989
           Orlando                    1                       1989
           Dallas                     3                       1993
           Atlanta                    2                       1994
           Phoenix                    1                       1995
           Chicago                    2                       1995
           Washington D.C.            1                       1995
           Denver                     1                       1996
           Los Angeles                3                       1997
           Charlotte                  1                       1997
           St. Louis                  1                       1998
           San Francisco              1                       1998

        During 1998, the Company opened new sales offices in Dallas, Los Angeles, St. Louis and San Francisco. During 1999, the Company has opened a second sales office in the San Francisco market and intends to open two offices in the New York City market in April 1999. Upon the opening of the New York market, the Company will have offices in markets that include over 60% of the Company's national target market.

        The 40 markets included in the national expansion plan were identified using a systematic market evaluation and selection process. The Company continues to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria that the Company believes are reliable predictors of successful penetration based on its experience. Among the factors considered are (i) market size, in terms of small and medium-sized businesses engaged in selected industries that meet the Company's risk profile,
(ii) market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers, (iii) existing relationships within a given market, such as vendor or client relationships, (iv) expansion cost issues, such as advertising and overhead costs, (v) direct cost issues that bear on the Company's effectiveness in controlling and managing the cost of its services, such as workers' compensation and health insurance costs, unemployment risks and various legal and other factors, (vi) a comparison of the services offered by Administaff to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs and (vii) long-term strategy issues, such as the general perception of markets and their long-term revenue growth potential. Each of the Company's expansion markets, beginning with Dallas in 1993, was selected in this manner.

        The Company's marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. The Company develops a mix of advertising media and a placement strategy tailored to each individual market. After selecting a market and developing its marketing mix, but prior to entering the market, the Company engages in an organized media and public relations campaign to prepare the market for the Company's entry and to begin the process of generating sales leads. The Company markets its services through a broad range of media outlets, including radio, newspapers, periodicals, direct mail and the Internet. The Company employs a public relations firm in each of its markets as well as advertising consultants to coordinate and implement its marketing campaigns. The Company has developed an inventory of proven, successful radio and newsprint advertisements which are utilized in this effort. In 1999, the Company expects to capitalize on its expanding national presence through the use of national radio advertising in addition to local market coverage.

        The Company's organic growth model generates sales leads from three primary sources: direct sales efforts, advertising and referrals. These leads result in initial presentations to prospective clients, and, ultimately, a predictable number of client census reports. A prospective client's census report reflects information gathered by the sales representative about the prospect's employees, including job classification, state of employment, workers' compensation claims history, health insurance claims history, salary, and desired level of benefits. This information is entered into the Company's customized bid system, which applies Administaff's pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, the prospective client's workers' compensation and health insurance histories are evaluated from a risk management perspective. Unfavorable aspects of either of these histories could result in termination of the sales effort and rejection of the prospect. This prospective client screening process plays a vital role in controlling the Company's benefits costs and limiting its exposure to liability. Upon completion of a favorable risk evaluation, the sales representative presents the Company's bid and attempts to enroll the prospect. The Company's selling process typically takes approximately 90 days.

        In 1998 the Company implemented an additional source for the generation of sales leads and appointments through its Marketing Agreement with American Express. Under the terms of the Marketing Agreement, American Express is utilizing its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express are working to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven year term and provides that American Express will not enter into an alliance with another PEO for the first three years. The Company will pay a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement.

        The implementation of the Marketing Agreement began in the second quarter of 1998. The Company and American Express have identified several groups of customers within American Express' business units which the Company believes have the potential for being a significant source of appointments for the Company's sales staff. The business units identified include American Express Small Business Services, American Express Financial Advisors ("AEFA"), American Express Tax and Business Services, American Express Establishment Services, and American Express Corporate Services.

        In 1998 the Company's efforts with American Express were focused on American Express Small Business Services and American Express Financial Advisors. Selected small business corporate cardmembers are being contacted through a telemarketing campaign designed and directed jointly with American Express. The process includes identifying potential Administaff clients from the database of cardmembers, contacting the business owner from a dedicated call center facility and arranging for a face-to-face appointment with an Administaff sales representative. Through the end of 1998, the majority of appointments set through the Marketing Agreement were generated through these telemarketing efforts. The AEFA channel is being developed through the use of personal referrals from selected AEFA representatives in the Company's sales markets who specialize in advising small and medium-sized business owners. The Company and American Express jointly designed a compensation program for the AEFA representatives which American Express has implemented to compensate them for referrals that result in clients being enrolled by the Company.

        In late 1998, the Company and American Express launched a co-branded web site intended to jointly market the Company's services. The web site includes an overview of the Company and its services and provides an opportunity for a visitor to the site to arrange for an appointment with a sales representative.

        A substantial majority of the costs associated with the telemarketing call center, the AEFA referral and compensation program, and the co-branded web site are paid by American Express pursuant to the terms of the Marketing Agreement.

VENDOR RELATIONSHIPS

        Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees.

        The Company's group health insurance plan is provided by Aetna U.S. Healthcare, Inc. ("Aetna"). The Company offers a range of health plan coverages under the plan, and Administaff's comprehensive fees to its clients reflect the coverage options selected. The Company initiated insurance coverage with Aetna in 1989, and the current one-year policy expires on December 31, 1999. The Company's coverage options with Aetna primarily include a PPO arrangement and an HMO plan. All coverages are fully insured and require the Company to fund claims and premiums up to a specified quarterly maximum amount. Aetna is required to fund all claims and premiums, if any, in excess of the quarterly maximum amount. These quarterly maximum amounts are adjustable, based on claims experience, with six months notice by Aetna. While Aetna bears ultimate legal responsibility for all claims, the Company seeks to minimize health care claims through its benefits administration management practices because the Company's long-term health care costs could be affected by its claims experience.

        The Company's workers' compensation policies have been provided by Reliance National Indemnity Co. since 1990. Since November 1994, the Company has been covered under a guaranteed cost plan whereby premiums are paid for complete coverage of all claims under the policy. The current three-year policy expires on September 30, 2001.

INFORMATION TECHNOLOGY

        The Company has developed state-of-the-art information technology capable of meeting the demands of payroll and related processing for the Company's worksite employees, satisfying the Company's administrative and management information needs, and providing productivity enhancement tools to the Company's corporate staff. While the Company utilizes commercially available software for standard business functions such as finance and accounting, it has developed a proprietary professional employer information system for the delivery of its primary services. This system manages data relating to worksite employee enrollment, human resource management, benefits administration, payroll processing, management information, and sales bid calculations that are unique to the PEO industry and to Administaff. Central to the system is a payroll processing system that allows the Company to process a high volume of payroll transactions that meet the customized needs of its client companies.

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

        The Company's primary information processing facility is located at the Company's corporate headquarters in Kingwood, Texas (a suburb of Houston). A second processing facility is located in Irving, Texas (a suburb of Dallas). The Kingwood facility handles approximately one-half of the Company's daily client service load as well as administrative and management information processing. The Irving facility handles approximately one-half of the daily client service load and acts as a disaster recovery facility for the Company capable of handling all of the Company's operations for a short period of time.

        The Company's principal computing platforms are Compaq/NT and IBM RISC 6000/AIX servers and Dell workstations. The Company utilizes RISC 6000 servers for its corporate database and Compaq/NT servers for file and other services. Located at the Company's facilities throughout the country, these systems and employee workstations are interconnected by a high-speed Asynchronis Transfer Mode network operating on dedicated telecommunications facilities.

        In July 1998, the Company deployed the first version of its Internet service delivery platform, Administaff Assistant. This version included basic functionality such as access to a personnel guide, a variety of human resources forms, frequently asked questions, customer-specific payroll information, searches for health care providers and links to benefits providers and other key vendors. The Company has also approved a longer-term project to develop more extensive service delivery functions through Administaff Assistant. The Company intends to extend its PEO information system to its clients and worksite employees through Administaff Assistant, including on-line submission and approval of payroll data and real-time access to human resource and payroll information contained within the Company's database. The Company believes that extending its Internet platform in this manner can provide operating efficiencies and increase client satisfaction and retention.

COMPETITION

        The PEO industry consists of approximately 2,000 companies, most of which serve a single market or region. The Company believes that it is one of the largest PEOs in the United States in terms of revenues. The Company's largest national competitors include Staff Leasing, Inc. and The Vincam Group, Inc. In addition, the Company faces competition from large regional PEOs in certain areas of the country. Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market peneration by the industry, the Company considers its primary competition to be the traditional in-house provision of employee-related services. However, as the Company and other large PEOs expand nationally, the Company expects that competition may intensify among larger PEOs. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants.

        Competition in the PEO industry revolves primarily around quality of services, breadth of services, choice of benefits packages, quality of benefits, reputation and price. The Company believes that reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry. The Company believes that it competes favorably in these areas. In addition, the Company believes that its suite of products is most suitable to a segment of the small and medium-sized business market not served by most PEOs.

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

INDUSTRY REGULATION

        The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer organizations, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform.

        Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among PEOs, client companies and worksite employees. This is particularly true in Texas where the Company's management has worked with numerous regulatory agencies and was instrumental in the ultimate passage of the Staff Leasing Services Licensing Act (the "Texas Staff Leasing Act"), in 1993, an act which formally recognized the PEO industry in Texas and resolved prior interpretive disputes as to the status of PEOs. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts is limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. While the Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations, management will continue to pursue a proactive strategy of educating administrative authorities as to the advantages of PEOs and achieving regulation which appropriately accommodates their legitimate business function.

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

         As an employer, the Company is subject to all federal statutes and regulations governing the employer-employee relationship. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

         EMPLOYEE BENEFIT PLANS

         The Company offers various employee benefit plans to its employees, including its worksite employees. These employee benefit plans are treated by the Company as "single-employer" plans rather than multiple employer plans. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code Section 401(k) and a matching contributions feature under Code Section 401(m)); a cafeteria plan under Code
Section 125; a group welfare benefits plan which includes medical, dental, vision, life insurance, disability and employee assistance programs; a dependent care plan; an educational assistance plan; and an adoption assistance program. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

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

         The Company amended and restated the 401(k) Plan on December 15, 1994. Among other amendments, the Company added the matching contributions feature under Code Section 401(m) to the 401(k) Plan. In March 1995, the Company submitted the amended and restated 401(k) Plan to the IRS for a determination on its continued tax qualified status. The Company supplemented this filing with additional information on October 22, 1996, and September 15, 1998. The amended and restated 401(k) Plan is currently under review by the IRS. An IRS finding that the 401(k) Plan document merits tax qualified status is a determination as to form only and would not preclude a subsequent disqualification based on the Plan's operation, including a finding that certain worksite employees are not employees of the Company for 401(k) Plan purposes.

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

         The Company does not know whether the National Office will address the Technical Advice Request independently of the Industry Issue. The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on the issues or, if issued, whether such a statement would be favorable to the Company. The Company intends to vigorously pursue a favorable resolution of the issues through one or more of the following methods: the audit- Technical Advice Request, the Market Segment Group study process, the policy and legislative efforts, and, if necessary, legal action. If, however, any of these processes were to conclude that a PEO is not a co-employer of its worksite employees and such conclusion were to ultimately prevail, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company as they currently exist. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of such an adverse conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available similar benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion would have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

         401(k) Plan Nondiscrimination Testing Issues. In 1991, the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform the required annual nondiscrimination tests for the plan. Each year the record keeper reported to the Company that the nondiscrimination tests had been satisfied. However, in August 1996, the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for certain prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received the notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years except 1995. With respect to the 1995 year, the Company caused the 401(k) Plan to refund the required excess contributions and earnings thereon to affected highly compensated participants, and the Company paid an excise tax of approximately $47,000 related to refunded excess contributions. Because the 401(k) Plan is under a current IRS audit, the IRS voluntary correction program for this type of operational defect is not available to the Company for years prior to 1995. Accordingly, the Company informed the IRS of the prior testing errors for each of 1991, 1992, 1993 and 1994 and proposed a correction that consists of corrective contributions by the Company to the 401(k) Plan with respect to these years (including the closed years) and the payment by the Company of the minimum penalty ($1,000) that the IRS is authorized to accept to resolve this issue. The IRS Houston District indicated that resolution of the nondiscrimination test failures is premature until the National Office resolves the issues presented in the Technical Advice Request. No assurance can be given that the IRS will permit the Company to administratively "cure" this operational defect. The Company recorded an accrual during the third quarter of 1996 for amounts it may ultimately be required to pay in connection with corrective action with respect to the 401(k) Plan. The amount of the accrual represents the Company's estimate of the cost of corrective measures and penalties, although no assurance can be given that the actual amount that the Company may ultimately be required to pay will not substantially exceed the amount accrued. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. Based on its understanding of the settlement experience of other companies with respect to similar issues, the Company does not believe that the ultimate resolution of the nondiscrimination test issue will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given by the Company because the ultimate resolution of this issue will be determined in a negotiation process with the IRS or in litigation.

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

         Possible Multiple Employer Plan Treatment. The U.S. Department of Labor ("DOL") issued an Advisory Opinion in December 1995 to a staff leasing company advising that particular company that its health plan, which covered worksite employees, was a multiple employer plan, rather than a single employer plan. Because the Company believes it is a co-employer of worksite employees, the Company views its group health plan, which also covers worksite employees, to be a single employer plan. However, if this DOL opinion were applied to the Company, it is possible, although the Company believes it is unlikely, that the DOL would assert penalties against the Company for having incorrectly filed annual reports treating its plan as a single employer plan. Such a conclusion, if applied to the other employee benefit plans that cover worksite employees, could result in additional liabilities of the Company. The Company does not believe that any such penalties will, individually or in the aggregate, be material to the Company's financial condition or results of operations. Further, even if such a conclusion is reached, the Company believes that it could continue to be able to make available comparable benefit programs to client companies.

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

         OTHER STATE REGULATION

         While many states do not explicitly regulate PEOs, 18 states have passed laws that have licensing or registration requirements for PEOs and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. In addition to holding a license in Texas, Administaff holds licenses in Arkansas, Florida, Maine, Montana, New Hampshire, Oregon, South Carolina, Tennessee and Utah. The Company is registered or certified in Illinois, Kentucky, Massachusetts, Minnesota, Nevada, New Mexico, and Rhode Island. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

CORPORATE OFFICE EMPLOYEES

         The Company has approximately 665 corporate office and sales employees as of December 31, 1998. The Company believes that its relations with its corporate office and sales employees are good. None of the Company's corporate office and sales employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

         Administaff maintains two primary facilities. The Kingwood, Texas campus-style facility is owned by the Company and includes two buildings totaling 142,000 square feet and land totaling 17 acres. This facility includes the Company's corporate headquarters, an operations center, a records retention center, a data processing center and a training center. The Irving, Texas facility is a 40,000 square foot leased facility that includes an operations center and a data processing center. In addition, the Irving facility serves as a backup data processing facility and disaster recovery center. The lease on this facility expires in 2008.

         The Company also leases facilities in each of its sales markets. These offices are typically staffed by six to ten sales representatives, a district sales manager and an office administrator.

         The Company believes that its facilities are adequate for the purposes for which they are intended and that its headquarters have sufficient additional capacity to accommodate the Company's foreseeable expansion plan. The Company will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and the Company's long-term service delivery requirements. Currently, the Company has plans to open a third operations center in Atlanta during 1999 and to expand its facilities in Kingwood. In addition, the Company intends to lease additional facilities in new markets as appropriate.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. The Company believes that its pending legal proceedings would not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

PRICE RANGE OF COMMON STOCK

         The Common Stock commenced trading on the New York Stock Exchange following the Company's initial public offering on January 29, 1997. The Company's trading symbol is "ASF". As of March 1, 1999, there were 162 holders of record of the Common Stock. This number does not include stockholders for whom shares were held in "nominee" or "street name." The following table sets forth the high and low closing sale prices for the Common Stock on the New York Stock Exchange as reported by The Wall Street Journal. On March 5, 1999, the closing sales price for the Company's Common Stock was $13.688.

                                                                        HIGH                  LOW
         1998

         First Quarter........................................        $ 47.625             $ 24.000
         Second Quarter.......................................          46.250               36.813
         Third Quarter........................................          51.750               24.438
         Fourth Quarter.......................................          34.000               24.438

         1997

         First Quarter........................................        $ 25.500             $ 16.625
         Second Quarter.......................................          24.375               14.875
         Third Quarter........................................          25.625               20.500
         Fourth Quarter.......................................          25.875               19.250


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

                                                                            YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                    1994           1995           1996            1997              1998
                                                    ----           ----           ----            ----              ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
INCOME STATEMENT DATA:
   Revenues...................................  $  564,459     $ 716,210      $ 899,596       $ 1,213,620       $ 1,683,063
   Gross profit...............................      25,196        28,873         37,856            51,269            68,610
   Operating income  .........................       5,859         2,221          6,477             9,346 (1)        11,201
   Net income ................................       3,766         1,116          2,603 (2)         7,439 (1)         9,123
   Basic net income per share ................  $     0.39     $    0.11      $    0.24 (2)   $      0.56 (1)   $      0.63
   Diluted net income per share...............  $     0.38     $    0.10      $    0.24 (2)   $      0.53 (1)   $      0.62

BALANCE SHEET DATA:
   Working capital............................  $    8,797     $   4,737      $   4,629       $    46,611       $    52,475
   Total assets...............................      41,081        39,474         48,376           109,455           142,799
   Total debt ................................       5,007         4,679          4,603                --                --
   Total stockholders' equity ................       8,056        10,689         13,292            63,763            86,857

STATISTICAL DATA:
   Average number of worksite employees
      paid per month during period............      15,500        19,255         22,234            26,907            34,819
   Gross payroll per employee per month(3)....  $    2,268     $   2,331      $   2,562       $     2,855       $     3,083

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

     (2) For the year ended December 31, 1996, net income and basic and diluted net income per share would have been $3.8 million, $0.35 and $0.34, respectively, excluding the impact of a non-recurring charge relating to certain issues involving the failure of the Company's 401(k) Plan to comply with certain nondiscrimination tests required by the Code, which impact has been adjusted for income taxes and is net of amounts recoverable from the 401(k) Plan record keeper. See Note 9 of Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (3) Excludes bonus payroll of worksite employees not subject to the Company's normal service fee.

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

         The statements contained in this Annual Report which are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

OVERVIEW

         Administaff provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services. As of December 31, 1998, the Company had 22 sales offices located in 14 markets. The Company is currently executing a long-term national expansion strategy which targets 40 strategically selected markets. The objective of this expansion program is to consistently increase the Company's primary unit of revenue which is the number of worksite employees paid each month. In addition, the Company's overall operating results are largely dependent on this unit of revenue and can be measured in terms of revenues or costs per worksite employee paid per month. As a result, the Company often uses this unit of measurement in analyzing and discussing its results of operations, including the discussion in this Item 7.

         Revenues

         The Company's revenues are derived from its comprehensive service fees which are based upon each employee's gross pay and a mark-up computed as a percentage of the gross pay. The comprehensive service fees are invoiced along with each periodic payroll. The Company's revenues are dependent on the number of clients enrolled, the resulting number of employees paid each period, the gross payroll of such employees and the number of employees enrolled in benefit plans.

         The Company's expansion strategy is designed to, over time, broaden the scope of the Company's sales and marketing efforts into 40 strategically selected markets, where the Company's objective is to duplicate its systematic sales and marketing approach. The Company has increased the size of its sales force from 22 at January 1, 1994 to 147 at December 31, 1998 as a result of this systematic expansion. The Company expects to continue this expansion strategy until it has achieved its stated goal of 90 sales offices in 40 markets.

         Direct Costs

         The Company's primary direct costs are (i) the salaries and wages of worksite employees ("payroll cost"), (ii) employment-related taxes ("payroll taxes"), (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. Payroll costs of worksite employees are affected by the composition of the worksite employee base, by inflationary effects on wage levels and by differences in the local economies of the Company's markets. Changes in payroll costs generally have a proportionate impact on the Company's revenues.

         Payroll taxes consist of the employer's portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll.

The federal tax rates are defined by the appropriate federal regulations. State unemployment tax rates are subject to claims histories and vary from state to state.

        Employee benefit costs are comprised primarily of health insurance costs but also include costs of other employee benefits such as life insurance, vision care, dental insurance, disability insurance, prescription card, education assistance, adoption assistance, a dependent care spending account and an employee assistance plan.

        Workers' compensation costs include premiums, administrative costs and claims-related expenses under the Company's workers' compensation program. Since November 1994 the Company has been insured under a guaranteed cost program under which premiums are paid for coverage of all accident claims occurring during the policy period.

        The Company's gross profit per worksite employee is determined in part by its ability to accurately estimate and control direct costs and its ability to incorporate such costs into the comprehensive service fees charged to clients, which are subject to contractual arrangements. Gross profit, measured as a percent of revenue, is also affected by the comprehensive services fees and direct cost structure; however, due to the large portion of the Company's revenue being directly related to worksite employee payroll cost, changes in the level of payroll cost per worksite employee can cause fluctuations in this statistic which are not necessarily indicative of relative performance from period to period.

        Operating Expenses

        The Company's primary operating expenses are salaries, wages and payroll taxes of both corporate office and sales employees, general and administrative expenses, commissions, advertising and depreciation and amortization. As a result of the Company's overall growth and market expansion strategy, operating expenses have increased significantly during the last several years. The increases include expenses associated with establishing and maintaining each new sales office facility, the increased compensation-related expenses of newly hired sales associates and expansion of the Company's advertising efforts. In addition, corporate operating expenses have increased to expand the Company's infrastructure, technology, and service capacity. The Company expects continued growth in its operating expenses as it enters new markets and expands its service capacity.

        Income Taxes

        The Company's provision for income taxes typically differs from the U.S. statutory rate of 34% due primarily to state income taxes and tax exempt interest income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation and amortization, state income taxes, client list acquisition costs, allowance for uncollectible accounts receivable, software development costs and other accrued liabilities. Changes in these items are reflected in the Company's financial statements through the Company's deferred income tax provision.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         The following table presents certain information related to the Company's results of operations for the years ended December 31, 1997 and 1998 expressed on a dollar per worksite employee per month basis.

                                                       YEAR ENDED
                                                       DECEMBER 31,
                                                 ------------------------                         %
                                                    1997          1998         CHANGE          CHANGE
                                                 ----------    ----------    ----------      ----------
                                                            ($ PER WORKSITE EMPLOYEE PER MONTH)
Revenues:
   Fee revenue ..............................    $    3,492    $    3,756    $      264             7.6%
   Bonus revenue ............................           261           265             4             1.5%
   Other revenue ............................             5             7             2            40.0%
                                                 ----------    ----------    ----------      ----------
                                                      3,758         4,028           270             7.2%
Direct costs:
   Fee payroll of worksite employees ........         2,855         3,083           228             8.0%
   Bonus payroll of worksite employees ......           261           265             4             1.5%
   Benefits and payroll taxes ...............           476           507            31             6.5%
   Other direct costs .......................             7             9             2            28.6%
                                                 ----------    ----------    ----------      ----------
                                                      3,599         3,864           265             7.4%
                                                 ----------    ----------    ----------      ----------
Gross profit ................................           159           164             5             3.1%

Operating expenses:
   Salaries, wages and payroll taxes ........            57            63             6            10.5%
   General and administrative expenses ......            39            42             3             7.7%
   Commissions ..............................            15            14            (1)           (6.7)%
   Advertising ..............................            12             9            (3)          (25.0)%
   Depreciation and amortization ............             7             9             2            28.6%
                                                 ----------    ----------    ----------      ----------
                                                        130           137             7             5.4%
                                                 ----------    ----------    ----------      ----------
Operating income ............................            29            27            (2)           (6.9)%

Other income ................................             8             8            --              --
                                                 ----------    ----------    ----------      ----------

Income before taxes .........................            37            35            (2)           (5.4)%

Income tax expense ..........................            14            13            (1)           (7.1)%
                                                 ----------    ----------    ----------      ----------

Net income ..................................    $       23    $       22    $       (1)           (4.3)%
                                                 ==========    ==========    ==========      ==========

Monthly gross markup per worksite employee ..    $      637    $      673    $       36             5.7%
                                                 ==========    ==========    ==========      ==========

Average number of worksite employees
   paid per month during period .............        26,907        34,819         7,912            29.4%
                                                 ==========    ==========    ==========      ==========

         REVENUES

         The Company's revenues increased 38.7% over 1997 due to a 29.4% increase in worksite employees paid accompanied by a 7.6% increase in the fee revenue per worksite employee. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the

Company's national expansion plan) increased 27% over 1997, while revenues from markets opened after 1993 increased 59%. Revenues from the state of Texas represented 72% of the Company's total revenues and Houston, the Company's original market, represented 43% of the total. Revenues for the Texas markets as a whole and the Houston market both increased 29% over 1997. The Company expects continued growth in the number of worksite employees in 1999 due to the effect of sales in existing markets and expansion into new markets.

          The increase in fee revenue per worksite employee of $264, or 7.6%, directly relates to the increase in payroll cost per worksite employee of $228, or 8.0%. This increase reflects the continuing effects of the net addition of clients with worksite employees that have a higher average base pay than the existing client base, primarily through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee. During the fourth quarter of 1998, the Company experienced a reduction in the rate of growth in the average payroll per worksite employee. For the quarter, the average payroll per worksite employee increased 5.5% over the same period in 1997 compared to a 9.0% increase for the nine months ended September 30, 1998.

          GROSS PROFIT

          Gross profit increased 33.8% versus 1997 due primarily to the 29.4% increase in the number of worksite employees paid accompanied by a 3.1% increase in gross profit per worksite employee. The increase in gross profit per employee was due to an increase in gross markup per worksite employee of $36 offset by an increase in benefits and payroll taxes per worksite employee of $31. The Company's pricing objectives attempt to improve the gross profit per worksite employee by matching or exceeding changes in the overall cost of its primary direct costs with increases in the gross markup per worksite employee. There can be no assurances that the Company will be able to achieve these results in the future.

          Approximately half of the $36 increase in gross markup per employee was the result of increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs. The remaining increase in gross markup per employee was related to increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee.

          The $31 increase in benefits and payroll taxes per worksite employee was due to higher payroll taxes and health insurance premiums per worksite employee, partially offset by lower workers' compensation costs per worksite employee.

          Payroll taxes increased $22 per worksite employee versus 1997. Approximately $16 of the increase was due to the increased average payroll per worksite employee. The remaining increase was due to a net increase in the weighted average state unemployment tax rate paid by the Company, which increased the overall cost of payroll taxes as a percentage of payroll cost to 7.3% in 1998 from 7.1% in 1997.

          The cost of health insurance and related employee benefits increased $16 per worksite employee versus 1997 due to a 4.9% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under the Company's health insurance plans. Approximately 66.4% of the Company's worksite employees were covered by these plans during 1998 versus 64.6% in 1997.

          Workers' compensation costs decreased by $9 per worksite employee, and declined from 1.6% of payroll cost in 1997 to 1.2% in 1998, due primarily to a lower rate on the Company's fixed premium policy. In addition, the Company received $475,000 of proceeds in 1998 from the settlement of a class action lawsuit related to premiums paid in a prior year.

         Gross profit, measured as a percent of revenue, declined from 4.22% in 1997 to 4.08% in 1998. This decline was due primarily to the increase in average payroll per worksite employee, which had the corresponding effect of increasing revenue and applying mathematical pressure on the gross profit margin.

         OPERATING EXPENSES

         Operating expenses increased 36.9% over 1997 which compared to an increase in revenue and gross profit of 38.7% and 33.8%, respectively. The overall increase in operating expenses can be attributed to the 29.4% growth in worksite employees paid by the Company and the continuing investment in infrastructure, technology and service capacity. Operating expenses per worksite employee were $137 versus $130 for 1997.

         Salaries, wages and payroll taxes of corporate and sales staff increased from $57 per worksite employee in 1997 to $63 per worksite employee. Approximately half of this increase relates to a 45% increase in sales office staff, which includes district sales management, office administrators and sales representatives. The remainder of the increase is due to a 35% increase in corporate staff and a 3.6% increase in average payroll per corporate employee.

         General and administrative expenses increased $3 per worksite employee over 1997; however, the 1997 results included an unusual bad debt charge. Excluding the effects of this charge, general and administrative expenses increased $7 per worksite employee over 1997. Approximately $5 of this increase can be attributed to professional and consulting fees incurred in relation to ongoing technology projects, higher telecommunications costs, and the cost of maintenance contracts on new computer hardware and software. The Company incurred approximately $1.5 million in consulting fees related to technology initiatives, including its Internet service delivery platform and improving and enhancing its local area and wide area networks. The remainder of the increase is related to the opening of four district sales offices and the new Dallas operations center.

         During the second quarter of 1997 the Company recorded a $1.3 million (approximately $800,000 after tax) bad debt charge for the uncollectibility of an account receivable from a significant former customer. This charge resulted from the customer's inability to pay the invoices related to a single payroll period in April 1997. The Company attempted to collect the amounts due or obtain a secured position on the amount owed by the customer; however, the Company was unable to collect the amounts or obtain such a position. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired. The Company has not collected, and does not expect to collect, any of the amounts owed by the customer.

         Depreciation and amortization expense increased $2 per worksite employee as a result of the increased capital expenditures placed in service in 1997 and 1998.

         Commissions expense was slightly lower per worksite employee versus 1997 due to lower sales agency commissions. Advertising costs declined $3 per worksite employee as the Company incurred lower rates for much of its radio advertising and utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

         NET INCOME

         Net interest income increased 29.8% from 1997 to 1998 due to the investment of the proceeds from the Company's initial public offering for the entire year in 1998 and the investment of the proceeds from the sale of common stock to American Express received in March 1998. The Company incurred no interest expense in 1998, while the 1997 period included the write-off of deferred financing costs relating to long-term debt that was repaid using a portion of the proceeds from the IPO.

         The Company's provision for income taxes differs from the U.S. statutory rate of 34% primarily due to state income taxes and tax exempt interest income. The effective income tax rate for 1998 was consistent with 1997.

         Operating income and net income per worksite employee were $27 and $22 in 1998, versus $29 and $23 in 1997. The Company's net income and diluted earnings per share for the year ended December 31, 1998 increased to $9.1 million and $0.62, versus $7.4 million and $0.53 for the year ended December 31, 1997.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

         The following table presents certain information related to the Company's results of operations for the years ended December 31, 1996 and 1997 expressed on a dollar per worksite employee per month basis.

                                                        YEAR ENDED
                                                        DECEMBER 31,
                                                 -------------------------                         %
                                                    1996           1997         CHANGE          CHANGE
                                                 ----------     ----------    ----------      ----------
                                                               ($ PER WORKSITE EMPLOYEE PER MONTH)

Revenues:
   Fee revenue ..............................    $    3,166     $    3,492    $      326            10.3%
   Bonus revenue ............................           200            261            61            30.5%
   Other revenue ............................             6              5            (1)          (16.7)%
                                                 ----------     ----------    ----------      ----------
                                                      3,372          3,758           386            11.4%
Direct costs:
   Fee payroll of worksite employees ........         2,562          2,855           293            11.4%
   Bonus payroll of worksite employees ......           200            261            61            30.5%
   Benefits and payroll taxes ...............           462            476            14             3.0%
   Other direct costs .......................             6              7             1            16.7%
                                                 ----------     ----------    ----------      ----------
                                                      3,230          3,599           369            11.4%
                                                 ----------     ----------    ----------      ----------
Gross profit ................................           142            159            17            12.0%

Operating expenses:
   Salaries, wages and payroll taxes ........            55             57             2             3.6%
   General and administrative expenses ......            30             39             9            30.0%
   Commissions ..............................            15             15            --              --
   Advertising ..............................            12             12            --              --
   Depreciation and amortization ............             6              7             1            16.7%
                                                 ----------     ----------    ----------      ----------
                                                        118            130            12            10.2%
                                                 ----------     ----------    ----------      ----------
Operating income ............................            24             29             5            20.8%

Other income ................................            (6)             8            14              NM
                                                 ----------     ----------    ----------      ----------

Income before taxes .........................            18             37            19           105.6%

Income tax expense ..........................             8             14             6            75.0%
                                                 ----------     ----------    ----------      ----------

Net income ..................................    $       10     $       23    $       13           130.0%
                                                 ==========     ==========    ==========      ==========

Monthly gross markup per worksite employee ..    $      604     $      637    $       33             5.5%
                                                 ==========     ==========    ==========      ==========

Average number of worksite employees
   paid per month during period .............        22,234         26,907         4,673            21.0%
                                                 ==========     ==========    ==========      ==========

---------------------
NM - Not meaningful

          REVENUES

          The Company's revenues increased 34.9% over 1996 due to a 21.0% increase in worksite employees paid accompanied by a 10.3% increase in the fee revenue per worksite employee. The Company's expansion of its sales force through new market and sales office openings over the past four years was the primary factor contributing to the increased number of worksite employees paid. The Company's expansion markets (defined as markets opened after September 1993
- the commencement of the Company's national expansion plan) contributed approximately $438 million, or 36.1%, of the Company's total revenues in 1997 versus approximately $221 million, or 24.6%, in 1996.

          The increase in fee revenue per worksite employee of $326, or 10.3%, directly relates to the increase in fee payroll cost per worksite employee of $292, or 11.4%. This increase reflects the continuing effects of the net addition, through the Company's sales efforts, of clients with worksite employees that have a higher average base pay than the existing client base and through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

          GROSS PROFIT

          Gross profit increased 35.4% versus 1996 due primarily to the 21.0% increase in the number of worksite employees paid accompanied by a 12.0% increase in gross profit per worksite employee. The increase in gross profit per employee is due primarily to an increase in gross markup per worksite employee of $33 offset by an increase in benefits and payroll taxes per worksite employee of only $14.

          The increase in gross markup per employee is the result of overall increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs, combined with the effects of increases in the average payroll per worksite employee.

          The $14 increase in benefits and payroll taxes per worksite employee is due to higher payroll taxes per worksite employee, partially offset by lower costs of health insurance and workers' compensation premiums per worksite employee. Payroll taxes increased $21 per worksite employee versus 1996 due to the increased average payroll of worksite employees. Payroll taxes declined as a percentage of payroll from 7.3% in 1996 to 7.1% in 1997. The cost of health insurance and related employee benefits costs were 3.8% lower per covered employee compared to 1996. Workers' compensation costs declined by $8 per worksite employee, and from 2.1% of payroll in 1996 to 1.6% of payroll in 1997.

          Gross profit, measured as a percent of revenue, was unchanged at 4.2% as the effect of increases in average payroll cost per worksite employee were offset by lower costs of benefits and workers' compensation costs per worksite employee.

          OPERATING EXPENSES

          Operating expenses increased from $118 per worksite employee in 1996 to $130 per worksite employee in 1997. Total operating expenses increased 33.6% while revenues and gross profit increased 34.9% and 35.4%, respectively. The most significant increases in operating expenses were in general and administrative expenses and compensation related costs which reflect the overall growth of the Company.

          General and administrative expenses increased 57.3%, or $9 per worksite employee, from 1996 to 1997. This increase primarily relates to (i) increased bad debt expense, (ii) higher travel expenses associated with the Company's national expansion, (iii) higher legal, accounting and professional fees associated with being a public company and (iv) increased expenses associated with the growth in the number of worksite and corporate employees.

         During the second quarter of 1997 the Company recorded a $1.3 million (approximately $800,000 after tax) bad debt charge for the uncollectibility of an account receivable from a significant former customer. This charge resulted from the customer's inability to pay the invoices related to a single payroll period in April 1997. The Company attempted to collect the amounts due or obtain a secured position on the amount owed by the customer; however, the Company was unable to collect the amounts or obtain such a position. In late June 1997, the customer filed for bankruptcy protection and the Company subsequently learned that the customer's ability to pay the amounts owed had become severely impaired. The Company has not collected, and does not expect to collect, any of the amounts owed by the customer.

         Salaries, wages, payroll taxes and commissions, increased 25.5%, or $2 per worksite employee, compared to 1996. The overall increase in these costs is primarily related to an 18.2% increase in the average number of corporate staff, including sales personnel.

         Depreciation and amortization expense increased 44.3%, or $1 per worksite employee, over the 1996 period. The overall increase is attributable to capital expenditures related to the opening of new sales offices as part of the Company's national expansion strategy and investments in technology and infrastructure related to increasing corporate service capacity.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has, in the past, sought and may, in the future, seek to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities and cash flows from operations will be adequate to meet its short-term liquidity requirements. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity and capital needs.

         The Company has $73.2 million in cash and cash equivalents and marketable securities at December 31, 1998, of which approximately $26.6 million is payable in early January 1999 for withheld federal and state income taxes, FICA and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales force through the opening of new sales offices and capital expenditures. At

December 31, 1998 the Company had working capital of $52.5 million compared to $46.6 million at December 31, 1997. The increase in working capital is due to the receipt of the net proceeds from the Securities Purchase Agreement with American Express in March 1998, offset by the use of cash and marketable securities for capital expenditures during the year. As of December 31, 1998, the Company had no long-term debt.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's cash flows from operating activities in 1998 were $13.9 million versus $20.5 million in 1997. The decrease of $6.6 million resulted from a $3.3 million payment to two former sales agencies, as part of an agreement to terminate the agency agreements, and a lower increase in the level of accrued worksite employee payroll expense than occurred in 1997. Accrued worksite employee payroll expense and related unbilled accounts receivable vary significantly based on the day of the week on which a period ends. Net income, adjusted for non-cash expense items, provided cash of $16.6 million in 1998 versus $11.2 million in 1997, an increase of 48%.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures in 1998 totaled $17.9 million and consisted primarily of computer equipment, furniture and fixtures, and telecommunications equipment at the Company's headquarters, its new Dallas operations center, and its new sales offices in Los Angeles, Dallas, St. Louis and San Francisco. The capital expenditures included significant hardware and software related to the Company's project to develop its Internet-based service platform, Administaff Assistant. In addition, the Company purchased land adjacent to its Kingwood, Texas headquarters to provide the capacity for future facilities expansion. Capital expenditures during the year ended December 31, 1997 totaled $7.1 million and related primarily to furniture, equipment, computer equipment and building improvements at its corporate facilities, and furniture and computer equipment related to the opening of five new sales offices.

         Net purchases of marketable securities during 1998 primarily reflect the investment of the proceeds from the Company's Securities Purchase Agreement with American Express in highly liquid marketable securities with maturities ranging from 91 days to five years from the date of purchase, consisting primarily of corporate and government bonds. Net purchases of marketable securities in the 1997 period reflect a similar investment of a portion of the proceeds from the Company's IPO.

         Investments in intangible assets during 1998 primarily represent capitalized software development costs related to Administaff Assistant and enhancements to the Company's proprietary professional employer information system.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities for 1998 consist primarily of items relating to the sale of units consisting of 693,126 shares of common stock (293,126 shares from Treasury Stock) and common stock purchase warrants for an additional 2,065,515 shares to American Express for a total cost of $17.7 million. Other significant cash flows from financing activities during 1998 included the exercise of warrants to purchase 140,508 shares of common stock by a third party warrant holder at a price of $4.52 per share, the repurchase of 140,508 shares of common stock from the third party warrant holder at a price of $21 per share, and the repurchase of 150,000 shares of common stock from three shareholders at a price of $21 per share.

         Cash flows from financing activities during 1997 consist primarily of items resulting from the completion of the Company's IPO, which was completed in January 1997. The net proceeds to the Company from the offering (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of common stock from one of its stockholders, and

(iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of common stock from the subordinated note holder.

         MARKETING AND SECURITIES PURCHASE AGREEMENTs

         In January 1998, the Company entered into a Securities Purchase Agreement with American Express whereby the Company sold units consisting of 693,126 shares of its common stock (293,126 shares from Treasury Stock) and warrants to purchase an additional 2,065,515 shares of common stock to American Express for a total purchase price of $17.7 million. The warrants include exercise prices ranging from $40 to $80 per share and terms ranging from three to seven years. The proceeds from this transaction, received in March 1998, are available for general corporate purposes.

         In conjunction with the Securities Purchase Agreement, the Company entered into a Marketing Agreement with American Express to jointly market the Company's services to American Express' substantial small business customer base across the country. Under the terms of the Marketing Agreement, American Express is utilizing its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express are working to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven year term and provides that American Express will not enter into an alliance with another PEO for the first three years. The Company will pay a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement.

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

         In conjunction with the redesign and upgrade of the Company's PEO information system in 1996 and 1997, the Company addressed Year 2000 programming issues in a manner which it believes makes the system Year 2000 compliant. The Company intends to perform testing on the system to ensure that it is able to process all dates appropriately. In October 1998, the Company completed the first phase of tests designed to assess the ability of its internal operating environment to operate appropriately under Year 2000 dates. No significant issues were detected during this testing phase. The Company plans to test the system for data processing accuracy through the use of test data on a wide variety of the Company's normal operating transactions under various date conditions. The Company believes that these tests can be completed in sufficient time to ensure that required modifications, if any, can be made on a timely basis.

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

         The Company's Year 2000 plans, as discussed above, represent an ongoing process which will continue throughout 1999. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversion, there can be no assurances that the actions discussed herein will have the anticipated results or that the Company's financial condition or results of operations will not be adversely affected as a result of Year 2000 issues. Among the factors which might affect the success of the Company's Year 2000 plans are:
(i) the Company's ability to properly identify deficient systems; (ii) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (iii) the Company's ability to adequately address any such internal or external deficiencies; (iv) the Company's ability to complete its Year 2000 plans in a timely manner; and (v) unforseen expenses related to the Company's Year 2000 plans.

         OTHER MATTERS

         The Company had net deferred tax liabilities of $2.9 million at December 31, 1998 versus $0.1 million at December 31, 1997. This increase is due primarily to differences between the book and tax basis of software development costs, prepaid commissions and depreciation.

         In July 1998, the Company announced plans to accelerate the development of Administaff Assistant, the Company's Internet-based service platform, along with other technology and telecommunications infrastructure projects. This decision was made based on several factors, including the Company's growth rate, the Marketing Agreement with American Express, and the initial client response to the Administaff Assistant project.

         The Company currently expects to incur approximately $20 million of capital expenditures during 1999, including continued software development, hardware and software costs related to the Administaff Assistant project, the continued implementation of a national technology platform, the opening of new sales offices and the opening of a new operations facility. The Company believes it has sufficient capital resources to accommodate these investments; however, the Company may explore financing alternatives for any or all of these projects.

         During the third quarter of 1996, the Company recorded an accrual for its estimate of the cost of corrective measures and penalties relating to the 401(k) Plan's failure to comply with certain nondiscrimination tests required by the Code. See Note 9 of Notes to Consolidated Financial Statements. In addition, during the third quarter of 1996, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. The income tax effects of these items are reflected in the Company's net deferred tax liabilities as of December 31, 1998 and 1997. Based on its understanding of the settlement experience of other companies in similar situations, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         In November 1998, the Company entered into agreements to terminate agency relationships with the Company's Austin and San Antonio sales agencies. Pursuant to the agreements, the Company paid the agencies $3.3 million, with an additional cash payment of $0.2 million due in November 1999, in exchange for the termination of the agency agreements. These payments also represent full and final payment of all commissions due to the former agencies. The Company is amortizing the payment on a declining basis over the expected life of the client base for which commissions would have been due in the future. The termination agreements had no effect on the Company's clients or worksite employees under contract in these two markets and the Company expects to continue to serve those clients, subject to normal attrition patterns. Based on historical attrition rates, the Company expects that the total cost of the termination agreements will be less than the commissions which would have been due under the agency agreements during the amortization period. The Company is continuing to operate in the Austin and San Antonio markets through Company-operated sales offices which opened immediately following the terminations.

         SEASONALITY, INFLATION AND QUARTERLY FLUCTUATIONS

         Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such unemployment tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

         AUDIT OF THE COMPANY'S 401(k) PLAN; IRS EMPLOYEE LEASING MARKET SEGMENT GROUP

         The Company's 401(k) Plan is currently under audit by the IRS for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. For a discussion of the issues being considered by the Market Segment Group, see Item 1, "Business Industry Regulation". With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about (i) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company and (ii) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative discrimination test for the 1993 plan year. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

          The Company does not know whether the National Office will address the Technical Advice Request independently of the Industry Issue. The Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion resulting in disqualification of the 401(k) Plan would have a material adverse effect on the Company's financial position and results of operations.

          COSTS OF 401(k) PLAN COMPLIANCE

          In 1991, the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year the record keeper reported to the Company that the nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received the notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years, except 1995. With respect to the 1995 year, the Company caused the 401(k) Plan to refund the required excess contributions and earnings thereon to affected highly compensated participants, and the Company paid an excise tax of approximately $47,000 related to such contributions. Because the 401(k) Plan is under a current IRS audit, the IRS voluntary correction program for this type of operational defect is not available to the Company for years prior to 1995. Accordingly, the Company informed the IRS of the prior testing errors for each of 1991, 1992, 1993 and 1994 and proposed a correction that consists of corrective contributions by the Company to the 401(k) Plan with respect to these years (including the closed years) and the payment by the Company of the minimum penalty ($1,000) that the IRS is authorized to accept to resolve this issue. The IRS Houston District has indicated that resolution of the nondiscrimination test failures is premature until the National Office resolves the issues presented in the Technical Advice Request. No assurance can be given that the IRS will permit the Company to administratively "cure" this operational defect instead of proposing disqualification of the 401(k) Plan. The Company recorded an accrual during the third quarter of 1996 with respect to these 401(k) Plan issues representing its estimate of the cost of corrective measures and penalties, although no assurance can be given that the actual amount that the Company may ultimately be required to pay will not substantially exceed the amount accrued. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. Based on its understanding of the settlement experience of other companies, the Company does not believe that the ultimate resolution of the nondiscrimination test issue will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given by the Company that such will be the case because the ultimate resolution of this issue will be determined in a negotiation process with the IRS or in litigation. See Note 9 of Notes to the Consolidated Financial Statements.

         FEDERAL, STATE AND LOCAL REGULATION

         As a major employer, the Company's operations are affected by numerous federal, state and local laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees assigned to work at client company locations, the Company assumes certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act ("ERISA") and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of "employer" under these laws is not uniform. In addition, many of the states in which the Company operates have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to the Company's PEO relationship with its worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company's results of operations or financial condition.

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

         While many states do not explicitly regulate PEOs, 18 states (including Texas) have passed laws that have licensing or registration requirements for PEOs and several other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. While the Company generally supports licensing regulation because it serves to validate the PEO relationship, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that the Company will be able to renew its licenses in all states.

         INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES

         Health insurance premiums, state unemployment taxes and workers' compensation rates are in part determined by the Company's claims experience and comprise a significant portion of the Company's direct costs. The Company employs extensive risk management procedures in an attempt to control its claims incidence and structures its benefits contracts to provide as much cost stability as possible. However, should the Company experience a large increase in claim activity, its unemployment taxes, health insurance premiums or workers' compensation insurance rates could increase. The Company's ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on the Company's financial condition or results of operations.

         LIABILITIES FOR CLIENT AND EMPLOYEE ACTIONS

         A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. The Administaff CSA establishes the contractual division of responsibilities between the Company and its clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because the Company acts as a co-employer, the Company may be subject to liability for violations of these or other laws despite these contractual provisions, even if it does not participate in such violations. Although the CSA provides that the client is to indemnify the Company for any liability attributable to the conduct of the client, the Company may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be agents of the Company, subjecting the Company to liability for the actions of such worksite employees.

         LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS

         Under the CSA, the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. The Company assumes such obligations as a principal, not merely as an agent of the client company. The Company's obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee, and
(ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. There can be no assurance that the Company's ultimate liability for worksite employee payroll and benefits costs will not have a material adverse effect on its financial condition or results of operations.

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

         GEOGRAPHIC MARKET CONCENTRATION

         While the Company has sales offices in 14 markets, 10 of these represent expansion markets pursuant to the Company's national expansion plan. The Company's Houston and Texas (including Houston) markets accounted for approximately 43% and 72%, respectively, of the Company's revenue for the year ended December 31, 1998. Accordingly, while a primary aspect of the Company's strategy is expansion in its current and future markets outside of Texas, for the foreseeable future a significant portion of the Company's revenues may be subject to economic factors specific to Texas (including Houston). While the Company believes that its market expansion plans will eventually lessen or eliminate this risk in addition to generating significant revenue growth, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Texas (including Houston) markets.

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

          POTENTIAL CLIENT LIABILITY FOR EMPLOYMENT TAXES

          Pursuant to the CSA, the Company assumes sole responsibility and liability for the payment of federal employment taxes imposed under the Code with respect to wages and salaries paid to its worksite employees. There are essentially three types of federal employment tax obligations: (i) income tax withholding requirements; (ii) obligations under the Federal Income Contribution Act ("FICA"); and (iii) obligations under the Federal Unemployment Tax Act ("FUTA"). Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While the CSA provides that the Company has sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to the Company. Accordingly, in the event the Company fails to meet its tax withholding and payment obligations, the client company may be held jointly and severally liable therefor. While this interpretive issue has not, to the Company's knowledge, discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

          EXPENSES ASSOCIATED WITH EXPANSION

          Past and future operating results are impacted by the Company's national expansion activities. These activities include the expansion of sales activities through the opening of new sales offices and the expansion of service capacity to accommodate the growth in the number of worksite employees paid. The primary operating costs associated with the opening of new sales offices include establishing and maintaining sales office facilities, compensating the sales staff and increased advertising costs. The primary costs associated with the expanding service capacity include the costs of hiring, training and compensating service delivery personnel, establishing and maintaining client services facilities and providing the tools necessary to deliver high quality human resource services. In addition, the costs of both sales and service expansion may often be incurred in advance of the anticipated growth resulting from the overall sales strategy.

          The Company expects continued growth in its operating expenses as it enters new markets and expands its service capacity. While the Company believes that its national expansion program will ultimately lead to increased profitability, there can be no assurance that losses or diminished profitability will not be incurred in future periods as a result of the Company's planned expansion or that such losses or diminished profitability will not have a material adverse effect on the Company's results of operations or financial condition.

          FAILURE TO MANAGE GROWTH

          The Company has experienced significant growth and expects such growth to continue for the foreseeable future. As described under the above caption "Expenses Associated with Expansion," the costs associated with the Company's sales and service expansion have been significant. Accordingly, the Company's expansion plan may place a significant strain on the Company's management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the Company's financial condition or results of operations.

          NEED TO RENEW OR REPLACE CLIENT COMPANIES

          The Company's standard CSA is subject to cancellation on 60 days' notice by either the Company or the client. Accordingly, the short-term nature of the CSA makes the Company vulnerable to potential cancellations by existing clients which could materially and adversely affect the Company's financial condition and results of operations. In addition, the Company's results of operations are dependent in part upon the Company's ability to retain or replace its client companies upon the termination or cancellation of the Client Service Agreement. Historically, approximately 20% of the Company's clients have remained clients for less than one year and there can be no assurance that the number of contract cancellations will not increase in the future.

          YEAR 2000

          The Company's Year 2000 plans represent an ongoing process which will continue throughout 1999. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversion, there can be no assurances that the Company's Year 2000 plans will have the anticipated results or that the Company's financial condition or results of operations will not be adversely affected as a result of Year 2000 issues. Among the factors which might affect the success of the Company's Year 2000 plans are: (i) the Company's ability to properly identify deficient systems; (ii) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (iii) the Company's ability to adequately address any such internal or external deficiencies; (iv) the Company's ability to complete its Year 2000 plans in a timely manner; and (v) unforseen expenses related to the Company's Year 2000 plans.

          MARKETING AGREEMENT WITH AMERICAN EXPRESS

          The Company has entered into a Marketing Agreement with American Express to jointly market the Company's services to American Express' substantial small and medium-sized business customer base across the country. Under the terms of the Marketing Agreement, American Express is utilizing its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express are working to jointly develop product offerings that enhance the current PEO services offered by the Company. The Company believes that the agreement will enhance its ability to increase its base of worksite employees and clients; however, there can be no assurances to that effect. Among the factors that could cause the effectiveness of the Marketing Agreement to be less than anticipated are the ability of American Express to set qualified appointments, the Company's ability to make timely presentations to all of the appointments set by American Express, and the Company's ability to convert those appointments into sales.

          ESTIMATED COSTS AND EFFECTIVENESS OF CAPITAL PROJECTS AND INVESTMENTS IN INFRASTRUCTURE

          The level of capital expenditures incurred by the Company has increased substantially over the past three years, from $4.0 million in 1996 to $19.4 million in 1998 (including additions to intangible assets, primarily software development costs). The Company anticipates it will incur approximately $20 million in capital expenditures in 1999 associated with ongoing capital projects, primarily in the areas of Internet service delivery, a national technology and telecommunications platform and expansion of facilities to house corporate, sales and service personnel. There can be no assurances that the Company's cost to complete these projects will be as estimated or that the ultimate effectiveness of such projects will provide the necessary operating efficiencies required to offset the resulting increases in depreciation and amortization expense which accompany these expenditures. In addition, the Company may require additional capital resources to fund these and future capital expenditure requirements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments and its available-for-sale marketable securities. The cash equivalent short-term investments consist primarily of overnight investments which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.

          The Company attempts to limit its exposure to interest rate risk primarily through diversification and low investment turnover. The Company's marketable securities are currently managed by three professional investment management companies, each of whom is guided by the Company's investment policy. The Company's investment policy is designed to maximize after-tax interest income while preserving its principal investment. As a result, the Company's marketable securities consist primarily of short and intermediate-term debt securities.

          As of December 31, 1998, the Company's available-for-sale marketable securities include an investment in a mutual fund which holds corporate debt securities with maturities ranging up to 18 months. The amortized cost basis, fair market value and interest rate of this investment is $6,964,000, $6,998,000 and 5.1% at December 31, 1998. The following table presents information about the Company's remaining available-for-sale marketable securities as of December 31, 1998 (dollars in thousands):


                                      Principal       Average
                                      Maturities   Interest Rate
                                      ----------   -------------
               1999                   $    5,585           5.9%
               2000                       23,100           5.4%
               2001                        6,090           6.4%
               2002                        5,739           5.3%
               2003                          625           5.8%
                                      ----------    ----------
               Total                  $   41,139           5.6%
                                      ==========    ==========
               Fair Market Value      $   42,672
                                      ==========

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

                     3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to the Registrant's Form 8-A filed on February 4, 1998).

                     4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

                     4.2 Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Registrant's Form 8-A filed on February 4, 1998).

                     4.3 Form of Rights Certificate (incorporated by reference to the Registrant's Form 8-A filed on February 4,
                           1998).

                     4.4 Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                     4.5 Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                     4.6 Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                     4.7 Warrant Certificate No. 1, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                     4.8 Warrant Certificate No. 2, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                     4.9 Warrant Certificate No. 3, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                     4.10 Warrant Certificate No. 4, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                     4.11 Warrant Certificate No. 5, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 465,515 warrants to purchase 465,515 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                    10.1 Second Amended and Restated Promissory Note in the amount of $693,694.75 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated June 22, 1995.

                    10.2 Second Amended and Restated Promissory Note in the amount of $300,000 among Administaff, Inc., Richard
                           G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated April 11, 1996.

                    10.3 Second Amended and Restated Security Agreement-Pledge among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, pursuant to which the collateral securing the promissory notes included in Exhibits 10.1 and 10.2 is pledged.

                    10.4 Second Amended and Restated Promissory Note in the amount of $141,360 among Administaff, Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of June 23, 1998, amending and restating a Promissory Note dated September 4, 1995.

                    10.5 Second Amended and Restated Security Agreement-Pledge among Administaff, Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of June 24, 1998, pursuant to which the colateral securing the promissory note incuded in Exhibit 10.4 is pledged.

                    10.6 Amended Promissory Note in the amount of $46,176 among Administaff, Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of June 23, 1998, amending a Promissory Note dated June 27, 1997.

                    10.7 Amended and Restated Security Agreement-Pledge among Administaff, Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of June 24, 1998, pursuant to which the collateral securing the promissory note included in Exhibit 10.6 is pledged.

                    10.8 Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed on August 20, 1997).

                    10.9 Administaff, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed on September 25, 1997).

                    10.10 Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to the Registrant's 1997 Annual Report on Form 10-K, filed on March 13, 1998).

                    10.11 Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

                    10.12 First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998.

                    21.1   Subsidiaries of Administaff, Inc.

                    23.1   Consent of Independent Auditors.

                    27.1   Financial Data Schedule.

(b)                 Reports on Form 8-K

                    Form 8-K dated January 20, 1998, filed February 5, 1998 relating to (i) the Securities Purchase Agreement with American Express Travel Related Services Company, Inc. and
                    (ii) the adoption of a Preferred Share Rights Plan by the Company's Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                      ADMINISTAFF, INC.

                                      By:    /s/ RICHARD G. RAWSON
                                         -----------------------------
                                                Richard G. Rawson
                                     Executive Vice President, Chief Financial
                                               Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 11, 1999:

        SIGNATURE                                      TITLE
        ---------                                      -----

/s/ PAUL J. SARVADI                    President, Chief Executive Officer and
---------------------------                           Director
Paul J. Sarvadi                             (Principal Executive Officer)


/s/ RICHARD G. RAWSON                 Executive Vice President, Chief Financial
---------------------------                 Officer, Treasurer and Director
Richard G. Rawson                            (Principal Financial Officer)


/s/ SAMUEL G. LARSON                   Vice President, Finance and Controller
---------------------------                 (Principal Accounting Officer)
Samuel G. Larson


/s/ GERALD M. McINTOSH                                Director
---------------------------
Gerald M. McIntosh


/s/ LINDA FAYNE LEVINSON                              Director
---------------------------
Linda Fayne Levinson


/s/ PAUL S. LATTANZIO                                 Director
---------------------------
Paul S. Lattanzio


/s/ JACK M. FIELDS, JR.                               Director
---------------------------
Jack M. Fields, Jr.


/s/ MICHAEL W. BROWN                                  Director
---------------------------
Michael W. Brown


/s/ ANNE M. BUSQUET                                   Director
---------------------------
Anne M. Busquet

                               INDEX TO EXHIBITS

Index
Number   Description
------   -----------

 3.1     Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

 3.2     Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's
         Registration Statement on form S-1 (No. 33-96952) declared effective on January 28, 1997).

 3.3     Certificate of Designations of Series A Junior Participating Preferred
         Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to the Registrant's Form 8-A filed on February 4, 1998).

 4.1     Specimen Common Stock Certificate (incorporated by reference to Exhibit
         4.1 to the Registrant's Registration Statement on form S-1 (No.
         33-96952) declared effective on January 28, 1997).

 4.2     Rights Agreement dated as of February 4, 1998, between Administaff,
         Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Registrant's Form 8-A filed on February 4, 1998).

 4.3 Form of Rights Certificate (incorporated by reference to the Registrant's Form 8-A filed on February 4, 1998).

 4.4     Securities Purchase Agreement between Administaff, Inc. and American
         Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express
         Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

 4.5     Registration Rights Agreement between Administaff, Inc. and American
         Express Travel Related Services Company, Inc., dated March 10, 1998
         (incorporated by reference to the Registrant's Form 10-Q filed on May
         11, 1998).

 4.6     Warrant Agreement between Administaff, Inc. and American Express Travel
         Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

 4.7     Warrant Certificate No. 1, evidencing that American Express Travel
         Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

 4.8     Warrant Certificate No. 2, evidencing that American Express Travel
         Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

 4.9     Warrant Certificate No. 3, evidencing that American Express Travel
         Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

 4.10    Warrant Certificate No. 4, evidencing that American Express Travel
         Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

 4.11    Warrant Certificate No. 5, evidencing that American Express Travel
         Related Services Company, Inc. is the registered holder of 465,515 warrants to purchase 465,515 shares of the common stock of Administaff, Inc. (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

10.1     Second Amended and Restated Promissory Note in the amount of
         $693,694.75 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated June 22, 1995.

10.2 Second Amended and Restated Promissory Note in the amount of $300,000 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB
         Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated April 11, 1996.

10.3     Second Amended and Restated Security Agreement-Pledge among
         Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, pursuant to which the collateral securing the promissory notes included in Exhibits 10.1 and 10.2 is pledged.

10.4 Second Amended and Restated Promissory Note in the amount of $141,360 among Administaff, Inc., Jerald L. Broussard and Mary Catherine
         Broussard, dated as of June 23, 1998, amending and restating a Promissory Note dated September 4, 1995.

10.5     Second Amended and Restated Security Agreement-Pledge among
         Administaff, Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of June 24, 1998, pursuant to which the colateral securing the promissory note incuded in Exhibit 10.4 is pledged.

10.6     Amended Promissory Note in the amount of $46,176 among Administaff,
         Inc., Jerald L. Broussard and Mary Catherine Broussard, dated as of
         June 23, 1998, amending a Promissory Note dated June 27, 1997.

10.7     Amended and Restated Security Agreement-Pledge among Administaff, Inc.,
         Jerald L. Broussard and Mary Catherine Broussard, dated as of June 24,
         1998, pursuant to which the collateral securing the promissory note included in Exhibit 10.6 is pledged.

10.8     Administaff, Inc. 1997 Incentive Plan (incorporated by reference to
         Exhibit 99.1 to the Registrant's Form S-8 filed on August 20, 1997).

10.9 Administaff, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 filed on September 25, 1997).

10.10    Second Amendment to the Administaff, Inc. 1997 Incentive Plan
         (incorporated by reference to the Registrant's 1997 Annual Report on Form 10-K, filed on March 13, 1998).

10.11    Marketing Agreement between American Express Travel Related Services
         Company, Inc., Administaff, Inc., Administaff Companies, Inc. and
         Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to the Registrant's Form 10-Q filed on May 11, 1998).

10.12    First Amendment to the Marketing Agreement between American Express
         Travel Related Services Company, Inc., Administaff, Inc., Administaff
         Companies, Inc. and Administaff of Texas, Inc., dated November 17,
         1998.

21.1     Subsidiaries of Administaff, Inc.

23.1     Consent of Independent Auditors.

27.1     Financial Data Schedule.

                              ADMINISTAFF, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors..................................................................................F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998....................................................F-3

Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997 and 1998.............................................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1997 and 1998.............................................................................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1997 and 1998.............................................................................F-7

Notes to Consolidated Financial Statements......................................................................F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Administaff, Inc.

        We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                    ERNST & YOUNG LLP



Houston, Texas
February 12, 1999

                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                     -------------------------
                                                                         1997           1998
                                                                     ----------     ----------
Current assets:
   Cash and cash equivalents ....................................    $   40,561     $   23,521
   Marketable securities ........................................        26,012         49,670
   Accounts receivable:
      Trade .....................................................         4,324          4,663
      Unbilled ..................................................        15,371         19,719
      Related parties ...........................................           163             67
      Other .....................................................         1,208          1,601
   Prepaid expenses .............................................         1,585          2,469
   Income taxes receivable ......................................            --          1,426
   Deferred income taxes ........................................           199             --
                                                                     ----------     ----------
      Total current assets ......................................        89,423        103,136
Property and equipment:
   Land .........................................................           817          2,913
   Buildings and improvements ...................................         7,557          9,915
   Computer equipment ...........................................         6,219         15,078
   Furniture and fixtures .......................................         6,342         10,378
   Vehicles .....................................................           950          1,308
                                                                     ----------     ----------
                                                                         21,885         39,592
   Accumulated depreciation .....................................        (5,214)        (8,552)
                                                                     ----------     ----------
      Total property and equipment ..............................        16,671         31,040
Other assets:
   Notes receivable from employees ..............................         1,181          1,181
   Intangible assets, net of accumulated amortization of $447
     and $758 at December 31, 1997 and 1998, respectively .......           822          3,010
   Other assets .................................................         1,358          4,432
                                                                     ----------     ----------
      Total other assets ........................................         3,361          8,623
                                                                     ----------     ----------
      Total assets ..............................................    $  109,455     $  142,799
                                                                     ==========     ==========

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            DECEMBER 31,
                                                                     -------------------------
                                                                        1997           1998
                                                                     ----------     ----------
Current liabilities:
   Accounts payable ........................................         $    1,421     $    2,555
   Payroll taxes and other payroll deductions payable ......             19,190         26,607
   Accrued worksite employee payroll expense ...............             18,153         19,161
   Other accrued liabilities ...............................              3,319          2,190
   Deferred income taxes ...................................                 --            148
   Income taxes payable ....................................                729             --
                                                                     ----------     ----------
         Total current liabilities .........................             42,812         50,661

Noncurrent liabilities:
   Other accrued liabilities ...............................              2,558          2,558
   Deferred income taxes ...................................                322          2,723
                                                                     ----------     ----------
         Total noncurrent liabilities ......................              2,880          5,281

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
      Shares authorized - 20,000
      Shares issued and outstanding - none .................                 --             --
   Common stock, $0.01 par value:
      Shares authorized - 60,000
      Shares issued and outstanding - 14,221 and 14,860
         at December 31, 1997 and 1998, respectively .......                142            149
   Additional paid-in capital ..............................             50,670         64,293
   Treasury stock, at cost - 349 and 343 shares
         at December 31, 1997 and 1998, respectively .......             (1,998)        (1,968)
   Accumulated other comprehensive income ..................                 31            342
   Retained earnings .......................................             14,918         24,041
                                                                     ----------     ----------
         Total stockholders' equity ........................             63,763         86,857
                                                                     ----------     ----------
         Total liabilities and stockholders' equity ........         $  109,455     $  142,799
                                                                     ==========     ==========



                             See accompanying notes.

                               ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          1996            1997            1998
                                                      -----------     -----------     -----------
Revenues .........................................    $   899,596     $ 1,213,620     $ 1,683,063
Direct costs:
    Salaries and wages of worksite employees .....        737,177       1,006,092       1,399,126
    Benefits and payroll taxes ...................        124,563         156,259         215,327
                                                      -----------     -----------     -----------

Gross profit .....................................         37,856          51,269          68,610

Operating expenses:
    Salaries, wages and payroll taxes ............         14,515          18,562          26,522
    General and administrative expenses ..........          8,091          12,727          17,474
    Commissions ..................................          4,039           4,724           5,968
    Advertising ..................................          3,261           3,784           3,740
    Depreciation and amortization ................          1,473           2,126           3,705
                                                      -----------     -----------     -----------

                                                           31,379          41,923          57,409
                                                      -----------     -----------     -----------

Operating income .................................          6,477           9,346          11,201
Other income (expense):
    Interest income ..............................            682           2,952           3,341
    Interest expense .............................           (945)           (378)             --
    Other, net ...................................         (1,400)            (12)             76
                                                      -----------     -----------     -----------

                                                           (1,663)          2,562           3,417
                                                      -----------     -----------     -----------

Income before income tax expense .................          4,814          11,908          14,618
Income tax expense ...............................          2,211           4,469           5,495
                                                      -----------     -----------     -----------

Net income .......................................    $     2,603     $     7,439     $     9,123
                                                      ===========     ===========     ===========

Basic net income per share of common stock .......    $      0.24     $      0.56     $      0.63
                                                      ===========     ===========     ===========

Diluted net income per share of common stock .....    $      0.24     $      0.53     $      0.62
                                                      ===========     ===========     ===========




                             See accompanying notes.

                               ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                  COMMON STOCK                                 ACCUMULATED
                                                      ISSUED          ADDITIONAL                  OTHER
                                               --------------------    PAID-IN      TREASURY  COMPREHENSIVE  RETAINED
                                                SHARES      AMOUNT     CAPITAL       STOCK        INCOME     EARNINGS     TOTAL
                                               --------    --------    --------     --------     --------    --------    --------

Balance at December 31, 1995..............       10,726    $    107    $  5,706     $     --     $     --    $  4,876    $ 10,689
   Net income.............................           --          --          --           --           --       2,603       2,603
                                               --------    --------    --------     --------     --------    --------    --------
Balance at December 31, 1996..............       10,726         107       5,706           --           --       7,479      13,292
   Issuance of common stock through
     initial public offering, net of
     offering costs of $5,669.............        3,000          30      45,301           --           --          --      45,331
   Purchase of treasury stock, at cost....           --          --          --       (1,999)          --          --      (1,999)
   Repurchase of common stock
      purchase warrants...................           --          --        (542)          --           --          --        (542)
   Exercise of common stock
      purchase warrants...................          474           5          43           --           --          --          48
   Exercise of stock options..............           21          --         156           --           --          --         156
   Other..................................           --          --           6            1           --          --           7
   Unrealized gain on
     marketable securities................           --          --          --           --           31          --          31
   Net income.............................           --          --          --           --           --       7,439       7,439
                                                                                                                         --------
   Comprehensive income...................                                                                                  7,470
                                               --------    --------    --------     --------     --------    --------    --------
Balance at December 31, 1997..............       14,221         142      50,670       (1,998)          31      14,918      63,763
   Purchase of treasury stock, at cost....           --          --          --       (6,101)          --          --      (6,101)
   Sale of units consisting of
      common stock and common
      stock purchase warrants, net
      of issuance costs of $146...........          400           4      11,468        6,116           --          --      17,588
   Exercise of common stock purchase
      warrants............................          141           2         633           --           --          --         635
   Exercise of stock options..............           98           1         866           --           --          --         867
   Income tax benefit from
      exercise of stock options...........           --          --         575           --           --          --         575
   Other..................................           --          --          81           15           --          --          96
   Unrealized gain on
      marketable securities...............           --          --          --           --          311          --         311
   Net income.............................           --          --          --           --           --       9,123       9,123
                                                                                                                         --------
   Comprehensive income...................                                                                                  9,434
                                               --------    --------    --------     --------     --------    --------    --------
Balance at December 31, 1998..............       14,860    $    149    $ 64,293     $ (1,968)    $    342    $ 24,041    $ 86,857
                                               ========    ========    ========     ========     ========    ========    ========


                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                      1996           1997           1998
                                                                   ----------     ----------     ----------
Cash flows from operating activities:
   Net income .................................................    $    2,603     $    7,439     $    9,123
   Adjustments to reconcile net income to net cash
     provided by operating activities :
      Depreciation and amortization ...........................         1,697          2,661          4,239
      Deferred income taxes ...................................           917           (794)         2,748
      Bad debt expense ........................................           280          1,855            575
      Loss (gain) on disposal of assets .......................            (9)             7            (75)
      Changes is operating assets and liabilities:
         Accounts receivable ..................................        (2,525)        (5,906)        (5,559)
         Prepaid expenses .....................................         1,362           (712)          (884)
         Other assets .........................................          (243)           154         (3,074)
         Accounts payable .....................................          (893)           827          1,134
         Payroll taxes and other payroll deductions payable ...           270          9,091          7,417
         Accrued worksite employee payroll expense ............         3,291          4,768          1,008
         Other accrued liabilities ............................         2,582            657         (1,129)
         Income taxes payable/receivable ......................         2,470            463         (1,580)
                                                                   ----------     ----------     ----------
            Total adjustments .................................         9,199         13,071          4,820
                                                                   ----------     ----------     ----------
            Net cash provided by operating activities .........        11,802         20,510         13,943

Cash flows from investing activities:
   Marketable securities:
      Purchases ...............................................            --        (51,784)       (49,019)
      Proceeds from dispositions ..............................           728         25,647         25,282
   Property and equipment:
      Purchases ...............................................        (3,976)        (7,147)       (17,918)
      Proceeds from dispositions ..............................            20             54             86
   Investment in intangible assets ............................          (245)          (226)        (2,499)
                                                                   ----------     ----------     ----------
            Net cash used in investing activities .............        (3,473)       (33,456)       (44,068)

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                         1996          1997            1998
                                                                     ----------     ----------     ----------

Cash flows from financing activities:
   Long-term debt and short-term borrowings:
      Proceeds ..................................................    $    2,500     $       --     $       --
      Repayments ................................................        (2,579)        (4,603)            --
   Proceeds from the sale of units consisting of
      common stock and common stock purchase warrants ...........            --             --         17,588
   Proceeds from the issuance of common stock ...................            --         47,408             --
   Purchase of treasury stock ...................................            --         (1,999)        (6,101)
   Repurchase of common stock purchase warrants .................            --           (542)            --
   Prepaid expenses - initial public offering costs .............        (1,050)          (282)            --
   Proceeds from the exercise of common
      stock purchase warrants ...................................            --             48            635
   Proceeds from the exercise of stock options ..................            --            156            867
   Loans to employees ...........................................          (300)           (46)            --
   Other ........................................................            --              7             96
                                                                     ----------     ----------     ----------
         Net cash provided by (used in) financing activities ....        (1,429)        40,147         13,085
                                                                     ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents ............         6,900         27,201        (17,040)
Cash and cash equivalents at beginning of year ..................         6,460         13,360         40,561
                                                                     ----------     ----------     ----------
Cash and cash equivalents at end of year ........................    $   13,360     $   40,561     $   23,521
                                                                     ==========     ==========     ==========

Supplemental disclosures:
   Cash paid for interest .......................................    $    1,005     $       62     $       --
   Cash paid (refunds received) for income taxes ................    $   (1,176)    $    4,800     $    4,326


                             See accompanying notes.

                                ADMINISTAFF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


1. ACCOUNTING POLICIES

Description of Business

    Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in several strategically selected markets. The Company operates primarily in the state of Texas.

Segment Reporting

    Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for reporting information about operating segments, products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company operates in one reportable segment under SFAS No. 131 due to its centralized structure.

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

Marketable Securities

    The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 1998, all of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a component of accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

Property and Equipment

     Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

         Buildings and improvements............................... 7-30 years
         Computer equipment.......................................  3-5 years
         Furniture and fixtures................................... 3-10 years
         Vehicles.................................................    5 years

In connection with the construction of an additional corporate facility which was completed in February 1996, the Company capitalized $60,000 of interest costs for the year ended December 31, 1996.

PEO Service Fees and Worksite Employee Payroll Costs

    The Company's revenues consist of service fees paid by its clients under its Personnel Management Services Agreements. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: salaries and wages, (ii) employment related taxes,
(iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. The Company accounts for PEO service fees and the related direct payroll costs using the accrual method. Under the accrual method, PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Unbilled receivables at December 31, 1997 and 1998 are net of prepayments received prior to year-end of $4,850,000 and $1,505,000, respectively.

Intangible Assets

    Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The requirements of SOP 98-1 are materially consistent with the Company's previous capitalization policy, and as a result, the adoption of SOP 98-1 did not have a significant impact on the Company's financial position or results of operations.

    Intangible assets primarily include capitalized software development costs related to the Company's proprietary professional employer information system and its new Internet-based service delivery platform, Administaff Assistant. These software development costs are amortized on a straight-line basis over periods ranging from three to five years from the date they are placed in service.

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements with employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Employee Savings Plan

     Effective January 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits. This statement standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 did not have an effect on the Company's financial position or results of operations.

     The Company maintains a 401(k) profit sharing plan, under which the Company has made employer matching contributions on behalf of certain of its worksite employees. During 1996, 1997 and 1998, the Company made employer matching contributions of $993,000, $1,674,000 and $2,805,000, respectively. All of these contributions were recovered from its client companies through services fees charged to those clients.

     Effective January 1, 1999, the Company amended the employer matching contribution and vesting features of the plan. The Company will match 50% of an eligible worksite employee's contributions and 100% of an eligible corporate employee's contributions, both up to 6% of the employee's eligible compensation. In addition, for active employees on or after January 1, 1999, the vesting schedule for employer matching contributions was changed from five-year graded vesting to immediate vesting.

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

Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale marketable securities to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, these amounts were reported as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform with the requirements of SFAS No. 130.

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.  MARKETABLE SECURITIES

     As of December 31, 1998, the Company's investments in marketable securities consist of debt securities with maturities ranging from 91 days to five years from the date of purchase. Approximately 11% of the marketable securities mature within one year of the balance sheet date. The following is a summary of the Company's available-for-sale marketable securities as of December 31, 1998:

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                 ----------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)

Obligations of state and local
    government agencies .....................    $   37,586    $      275    $       --    $   37,861
U.S. corporate debt securities ..............         2,304             5            --         2,309
U.S. Treasury securities and obligations
    of U.S. government agencies .............         2,474            28            --         2,502
Fixed income mutual funds ...................         6,964            34            --         6,998
                                                 ----------    ----------    ----------    ----------
                                                 $   49,328    $      342            --    $   49,670
                                                 ==========    ==========    ==========    ==========

For the years ended December 31, 1997 and 1998, net realized gains and losses on sales of available-for-sale marketable securities were $14,000 and $72,000, respectively.

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.   INCOME TAXES

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

                                                       DECEMBER 31,
                                               -------------------------
                                                  1997            1998
                                               ----------     ----------
                                                      (IN THOUSANDS)
Deferred tax liabilities:
   Software development costs .............    $     (208)    $   (1,128)
   Depreciation and amortization ..........          (473)          (978)
   Prepaid commissions ....................            --         (1,265)
   State income taxes .....................            --           (100)
                                               ----------     ----------
      Total deferred tax liabilities ......          (681)        (3,471)
Deferred tax assets:
   Uncollectible accounts receivable ......           105            215
   Other accrued liabilities ..............           246            246
   State income taxes .....................            94             --
   Other ..................................           113            139
                                               ----------     ----------
      Total deferred tax assets ...........           558            600
                                               ----------     ----------
Net deferred tax liabilities ..............    $     (123)    $   (2,871)
                                               ==========     ==========

Net current deferred tax liabilities ......    $       --     $     (148)
Net noncurrent deferred tax liabilities ...          (322)        (2,723)
Net current deferred tax assets ...........           199             --
                                               ----------     ----------
                                               $     (123)    $   (2,871)
                                               ==========     ==========

The components of income tax expense are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------     ----------
                                                                     (IN THOUSANDS)
Current income tax expense:
   Federal ..........................................    $      928    $    4,628     $    1,964
   State ............................................           366           635            783
                                                         ----------    ----------     ----------
      Total current income tax expense ..............         1,294         5,263          2,747
Deferred income tax expense (benefit):
   Federal ..........................................           900          (825)         2,379
   State ............................................            17            31            369
                                                         ----------    ----------     ----------
      Total deferred income tax expense (benefit) ...           917          (794)         2,748
                                                         ----------    ----------     ----------
   Total income tax expense .........................    $    2,211    $    4,469     $    5,495
                                                         ==========    ==========     ==========

     In 1998, a tax benefit of $575,000 resulting from deductions relating to disqualifying dispositions of certain employee incentive stock options was recorded as an increase in stockholders' equity.

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The reconciliation of income tax expense computed at U. S. federal statutory tax rates to the reported income tax expense is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                         1996          1997           1998
                                                      ----------    ----------     ----------
                                                                  (IN THOUSANDS)
   Expected income tax expense at 34% ............    $    1,637    $    4,048     $    4,970
   State income taxes, net of federal benefit ....           253           446            887
   Nondeductible expenses ........................           272            74             91
   Tax-exempt interest income ....................            --          (126)          (453)
   Other, net ....................................            49            27             --
                                                      ----------    ----------     ----------
   Reported total income tax expense .............    $    2,211    $    4,469     $    5,495
                                                      ==========    ==========     ==========

4. STOCKHOLDERS' EQUITY

     In January, 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company sold units consisting of 693,126 shares of its common stock (293,126 shares from Treasury Stock) and warrants to purchase an additional 2,065,515 shares of common stock to American Express for a total purchase price of $17.7 million. The warrants include exercise prices ranging from $40 to $80 per share and terms ranging from three to seven years.

     The Company completed an initial public offering in January 1997. The net proceeds to the Company from the sale of the 3,000,000 shares of common stock offered by the Company (after deducting underwriting discounts and commissions of $3.6 million) were $47.4 million. In addition, during the registration process, the Company incurred $2.1 million in legal, accounting, printing and other costs, which were offset against the proceeds of the offering as a component of additional paid-in capital. The Company utilized approximately $7.1 million of the proceeds as follows: (i) $4.6 million to repay certain subordinated notes and other secured notes comprising all of the Company's outstanding indebtedness at the time the offering was completed, (ii) approximately $2.0 million to exercise its option to repurchase 348,945 shares of common stock from one of its stockholders, and (iii) approximately $0.5 million to exercise its option to repurchase 173,609 warrants to purchase shares of common stock from the subordinated note holder.

     In 1994, the Company issued warrants to purchase 153,230 shares of common stock with escalating exercise prices to a third party. In connection with the Company's initial public offering, 12,722 of such warrants were exercised at a price of $3.77 per share during 1997. During 1998, the remaining 140,508 warrants were exercised at a price of $4.52 per share and the Company repurchased these shares from the warrant holder at a price of $21 per share.

     In January 1998, the Company agreed to repurchase 150,000 shares of common stock from three stockholders, two of whom are former officers of the Company and one who is a current director of the Company, for a total cost of $3.1 million. The cost of this common stock repurchase was paid in March 1998.

5.  EMPLOYEE INCENTIVE PLAN

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

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

subsidiaries by providing, through ownership of stock of the Company, an incentive to employees of the Company and its subsidiaries, to increase such persons' interests in the Company's welfare, and to encourage them to continue their services to the Company and its subsidiaries.

     The Incentive Plan is administered by the Board of Directors (the "Board"). The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, the number of shares, and all of the terms of the options. The Board has granted limited authority to the President of the Company regarding the granting of stock options. The Board may at any time terminate or amend the Incentive Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options. Further, no material amendment to the Incentive Plan, such as an increase in the total number of shares covered by the Incentive Plan, a change in the class of persons eligible to receive options, a reduction in the exercise price of options, and extension of the latest date upon which options may be exercised, shall be effective without stockholder approval. The Incentive Plan also provides for other types of incentive awards to be granted by the Board, including, but not limited to, stock awards, phantom stock and other stock-based awards. Through December 31, 1998, no awards other than stock options have been granted under the Incentive Plan.

     At December 31, 1996, 1997 and 1998, options to purchase 142,197, 176,193 and 198,493 shares, respectively, were exercisable. The weighted average remaining contractual life of all outstanding options at December 31, 1998, was approximately 8.3 years. The weighted average fair value of options granted during 1996, 1997 and 1998 was $5.77, $7.99 and $17.62, respectively. At
December 31, 1998, options to purchase 43,019 shares of common stock were available for future grants under the Incentive Plan. Changes in outstanding options granted pursuant to the Incentive Plan are summarized in the table below.

                                                                                 EXERCISE               TOTAL
                                                                                   PRICE            PROCEEDS UPON
                                                                  SHARES         PER SHARE            EXERCISE
                                                                 ---------    ---------------       ------------
Outstanding at December 31, 1995..............................    340,905     $ 6.00 - 13.50        $  3,876,000
   Granted    ................................................     22,234          13.50                 300,000
   Canceled   ................................................    (17,083)         13.50                (231,000)
                                                                 ---------    ---------------       ------------

Outstanding at December 31, 1996..............................    346,056       6.00 - 13.50           3,945,000
   Granted....................................................    367,875      13.50 - 23.25           7,490,000
   Exercised..................................................    (21,153)      6.00 - 13.50            (156,000)
   Canceled...................................................    (37,545)     13.50 - 18.37            (579,000)
                                                                 ---------    ---------------       ------------

Outstanding at December 31, 1997..............................    655,233       6.00 - 23.25          10,700,000
   Granted....................................................    198,200      32.56 - 46.25           6,656,000
   Exercised..................................................    (98,311)      6.00 - 23.00            (867,000)
   Canceled...................................................    (34,648)     13.50 - 41.50            (682,000)
                                                                 ---------    ---------------       ------------

Outstanding at December 31, 1998..............................    720,474     $ 6.00 - $46.25       $ 15,807,000
                                                                 =========    ================      ============

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

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                   --------------------------
                                                                                   1996       1997       1998
                                                                                   ----       ----       ----

Risk-free interest rate................................................            6.0%       5.6%       5.2%
Expected dividend yield................................................            0.0%       0.0%       0.0%
Expected volatility....................................................            0.45       0.34       0.54
Weighted average expected life (in years)..............................            3.3        5.0        5.0

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123, follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------
                                                                                  1996        1997      1998
                                                                                 -------    -------    -------

Pro forma net income (in thousands)....................................          $ 2,297    $ 6,995    $ 8,070
Pro forma diluted earnings per share...................................          $  0.21    $  0.50    $  0.55

6.  EARNINGS PER SHARE

      The numerators and denominators used in the calculation of basic and diluted earnings per share were determined as follows:

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                             1996          1997          1998
                                                                          ----------    ----------    ----------
                                                                                      (IN THOUSANDS)
Numerator:
   Basic earnings per share - net income .............................    $    2,603    $    7,439    $    9,123
   Interest saved on assumed conversion of debt ......................           143            --            --
                                                                          ----------    ----------    ----------
   Diluted earnings per share -
      net income available to common stockholders ....................    $    2,746    $    7,439    $    9,123
                                                                          ==========    ==========    ==========

Denominator:
   Basic earnings per share - weighted average shares outstanding ....        10,726        13,298        14,380
   Effect of dilutive securities:
      Common stock purchase warrants - if-converted method ...........           694            --            --
      Common stock purchase warrants - treasury stock method .........           118           449             7
      Common stock options - treasury stock method ...................            57           175           296
                                                                          ----------    ----------    ----------
                                                                                 869           624           303
                                                                          ----------    ----------    ----------
   Diluted earnings per share - weighted average shares
      outstanding plus effect of dilutive securities .................        11,595        13,922        14,683
                                                                          ==========    ==========    ==========

7. OPERATING LEASES

      The Company leases various office facilities, furniture and equipment under operating leases. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $1,144,000, $1,130,000 and $1,827,000 in 1996, 1997 and 1998, respectively. At December 31, 1998, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

     1999...............................................        $   1,927
     2000...............................................            1,781
     2001...............................................            1,558
     2002...............................................            1,300
     2003 and thereafter................................            4,167
                                                                ---------
                                                                $  10,733
                                                                =========

8.  RELATED PARTY TRANSACTIONS

     In June 1995, an officer and director of the Company exercised options to purchase 448,667 shares of common stock at a price of $0.75 per share. The purchase price was paid in cash by the officer. In connection with the exercise, the Company entered into a loan agreement with the officer, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the officer in the amount of $694,000. The loan agreement called for an additional amount to be advanced to the officer in the event the ultimate tax liability resulting from the exercise exceeded the statutory withholding requirements. In April 1996, the Company loaned the officer an additional $300,000 relating to this transaction. The loans are repayable on June 22, 2000, and April 11, 2001, respectively, accrue interest at 6.83%, and are secured by 48,982 shares of the Company's common stock.

     In September 1995, an employee, who is now an officer of the Company, exercised options to purchase 40,000 shares of common stock at a price of $1.50 per share. The purchase price was paid in cash by the employee. In connection with the exercise, the Company entered into a loan agreement with the employee, whereby the

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the employee in the amount of $141,000. In June 1997, the Company loaned the employee an additional $46,000 relating to this transaction. The loans are repayable on September 4, 2000, and June 27, 2002, respectively, accrue interest at 6.83% for the 1995 loan and 6.60% for the 1997 loan, and are secured by 6,500 shares of the Company's common stock.

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

     The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the "IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group (the "Market Segment Group") for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co- employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO's 401(k) plan. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about: (i) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and (ii) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative discrimination test for the 1993 plan year. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co- employers of worksite employees for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

     The Company does not know whether the IRS National Office will address the Technical Advice Request independently of the Industry Issue. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     In addition to the 401(k) Plan audit and Market Segment Group Study, the Company notified the IRS of certain operational issues concerning nondiscrimination test results for certain prior plan years. In 1991, the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year the record keeper reported to the Company that the nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received the notice, the period in which the Company could voluntarily "cure" this operational defect had lapsed for all such years except 1995.

     With respect to the 1995 plan year, the Company caused the 401(k) Plan to refund the required excess contributions and earnings thereon to the affected employees. In connection with this correction, the Company paid approximately $47,000 for an excise tax applicable to this plan year. With respect to all other plan years, the Company has proposed a corrective action to the IRS under which the Company would make additional contributions to certain plan participants which bring the plan into compliance with the discriminations tests.

     The Company has recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years. This accrual is reflected in "Other accrued liabilities - noncurrent" on the Consolidated Balance Sheets. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, the Company has recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. This amount is reflected in "Other assets" on the Consolidated Balance Sheets. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company may be ultimately required to pay will not substantially exceed the amount accrued. The net of these amounts is reflected on the Company's Consolidated Statement of Operations in 1996 as a component of other income (expense), net, and their tax effect is included in the provision for income taxes. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

10.  AGENCY TERMINATION AGREEMENTS

     In November 1998 the Company entered into agreements to terminate the agency relationships with two entities operating the Company's Austin and San Antonio sales offices as agents. Pursuant to the agreements, the Company paid the agencies $3.3 million, with an additional cash payment of $0.2 million due in November 1999, in exchange for termination of the agency agreements and representing full and final payment of all commissions due to the agencies. The Company is amortizing the payment as a component of commissions expense on a declining

                                ADMINISTAFF, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

basis over the expected life of the client base for which commissions would have been due in the future. The Company is continuing to operate in the Austin and San Antonio markets through Company-operated sales offices which opened immediately following the terminations.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                QUARTER ENDED
                                                         -------------------------------------------------------
                                                          MARCH 31        JUNE 30       SEPT. 30        DEC. 31
                                                         ---------       ---------     ---------       ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 1997:

     Revenues...............................             $ 262,200       $ 274,792     $ 302,618       $ 374,010
     Gross profit...........................                 8,790          11,646        14,028          16,805
     Operating income (loss)................                  (278)            750         3,921           4,953
     Net income (loss)......................                    (7)            934         2,923           3,589
     Basic net income (loss) per share......                  0.00            0.07          0.22            0.26
     Diluted net income (loss) per share....                  0.00            0.07          0.21            0.25

Year ended December 31, 1998:

     Revenues...............................             $ 362,396       $ 393,643     $ 431,511        $495,513
     Gross profit...........................                11,173          16,326        20,037          21,074
     Operating income (loss)................                (2,048)          2,613         5,252           5,384
     Net income (loss)......................                  (742)          2,163         3,786           3,916
     Basic net income (loss) per share......                 (0.05)           0.15          0.26            0.27
     Diluted net income (loss) per share....                 (0.05)           0.15          0.26            0.27

12.  SUBSEQUENT EVENTS (UNAUDITED)

     In January 1999, the Company's Board of Directors authorized a program to repurchase up to one million shares of the Company's outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. As of March 5, 1999, the Company had repurchased 309,500 shares on the open market at a total cost of approximately $4.8 million. In addition, as part of the repurchase program, the Company has sold a put warrant which, if exercised, obligates the Company to purchase 125,000 shares for a net cost of approximately $1.6 million.