Form 10-Q
period 1999-03-31
ADMINISTAFF INC \DE\
filed 1999-05-14
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999.

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

          For the transition period from ________________ to ________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (3) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 1999: 13,645,691 shares.

================================================================================

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Financial Statements ...............................................  3

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 13


                                     Part II

Item 1.  Legal Proceedings................................................... 20

                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                    DECEMBER 31,        MARCH 31,
                                                                                        1998              1999
                                                                                    ------------       ----------
                                                                                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents......................................................  $    23,521        $  15,383
   Marketable securities..........................................................       49,670           36,664
   Accounts receivable:
      Trade.......................................................................        4,663            1,209
      Unbilled....................................................................       19,719           32,321
      Related parties.............................................................           67               61
      Other.......................................................................        1,601            1,272
   Prepaid expenses...............................................................        2,469            4,123
   Income taxes receivable........................................................        1,426            3,004
                                                                                    -----------        ---------
         Total current assets.....................................................      103,136           94,037
Property and equipment:
   Land...........................................................................        2,913            2,922
   Buildings and improvements.....................................................        9,915           10,282
   Computer equipment.............................................................       15,078           16,558
   Furniture and fixtures.........................................................       10,378           11,089
   Vehicles.......................................................................        1,308            1,342
                                                                                    -----------        ---------
                                                                                         39,592           42,193
   Accumulated depreciation.......................................................       (8,552)          (9,822)
                                                                                    -----------        ---------
         Total property and equipment.............................................       31,040           32,371
Other assets:
   Notes receivable from employees................................................        1,181            1,201
   Intangible assets..............................................................        3,010            3,580
   Other assets...................................................................        4,432            4,264
                                                                                    -----------        ---------
         Total other assets.......................................................        8,623            9,045
                                                                                    -----------        ---------
         Total assets.............................................................  $   142,799        $ 135,453
                                                                                    ===========        =========

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    DECEMBER 31,        MARCH 31,
                                                                                        1998              1999
                                                                                    ------------       ----------
                                                                                                       (UNAUDITED)
Current liabilities:
   Accounts payable..............................................................   $     2,555        $     856
   Payroll taxes and other payroll deductions payable............................        26,607           17,438
   Accrued worksite employee payroll expense.....................................        19,161           35,162
   Other accrued liabilities.....................................................         2,190            3,396
   Deferred income taxes.........................................................           148              212
                                                                                    -----------        ---------
         Total current liabilities...............................................        50,661           57,064

Noncurrent liabilities:
   Other accrued liabilities.....................................................         2,558            2,558
   Deferred income taxes.........................................................         2,723            2,955
                                                                                    -----------        ---------
         Total noncurrent liabilities............................................         5,281            5,513

Commitments and contingencies

Stockholders' equity:
   Common stock..................................................................           149              149
   Additional paid-in capital....................................................        64,293           64,454
   Treasury stock, at cost.......................................................        (1,968)         (13,914)
   Accumulated other comprehensive income........................................           342              204
   Retained earnings.............................................................        24,041           21,983
                                                                                    -----------        ---------
         Total stockholders' equity..............................................        86,857           72,876
                                                                                    -----------        ---------
         Total liabilities and stockholders' equity..............................   $   142,799        $ 135,453
                                                                                    ===========        =========









                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           1998            1999
                                                                         ---------       ---------
Revenues...............................................................  $ 362,396       $ 475,853
Direct costs:
   Salaries and wages of worksite employees............................    299,522         395,092
   Benefits and payroll taxes..........................................     51,701          67,206
                                                                         ---------       ---------
Gross profit...........................................................     11,173          13,555

Operating expenses:
   Salaries, wages and payroll taxes...................................      6,306           8,783
   General and administrative expenses.................................      3,931           5,085
   Commissions.........................................................      1,357           1,469
   Advertising.........................................................        854             919
   Depreciation and amortization.......................................        773           1,361
                                                                         ---------       ---------
                                                                            13,221          17,617
                                                                         ---------       ---------

Operating loss.........................................................     (2,048)         (4,062)
Other income:
   Interest income.....................................................        812             730
   Other, net..........................................................         10              66
                                                                         ---------       ---------
                                                                               822             796
                                                                         ---------       ---------
Loss before income taxes...............................................     (1,226)         (3,266)
Income tax benefit ....................................................        484           1,208
                                                                         ---------       ---------
Net loss...............................................................  $    (742)      $  (2,058)
                                                                         =========       =========
Basic and diluted net loss per
        share of common stock..........................................  $   (0.05)      $   (0.14)
                                                                         =========       =========




                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                             Common Stock                                 Accumulated
                                                Issued         Additional                    Other
                                           ----------------     Paid-In      Treasury    Comprehensive    Retained
                                           Shares    Amount     Capital       Stock         Income        Earnings     Total
                                           ------    ------    ----------    --------    -------------    --------    --------
Balance at December 31, 1998               14,860    $ 149     $   64,293    $ (1,968)   $         342    $ 24,041    $ 86,857
   Purchase of treasury stock, at cost         --       --             --     (11,949)              --          --     (11,949)
   Sale of common stock put warrant            --       --            119          --               --          --         119
   Exercise of stock options                    2       --             32          --               --          --          32
   Other                                       --       --             10           3               --          --          13
   Change in unrealized gain on
      marketable securities                    --       --             --          --             (138)         --        (138)
   Net loss                                    --       --             --          --               --      (2,058)     (2,058)
                                                                                                                      --------
   Comprehensive loss                                                                                                   (2,196)
                                           ------    ------    ----------    --------    -------------    --------    --------
Balance at March 31, 1999                  14,862    $ 149     $   64,454    $(13,914)   $         204    $ 21,983    $ 72,876
                                           ======    ======    ==========    ========    =============    ========    ========





















                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                       1998             1999
                                                                                     --------         --------

Cash flows from operating activities:
   Net loss.......................................................................   $   (742)        $ (2,058)
   Adjustments to reconcile net loss to net cash
     used in operating activities :
       Depreciation and amortization..............................................        858            1,500
       Bad debt expense...........................................................        190              173
       Deferred income taxes......................................................         95              296
       Gain on the disposition of assets..........................................         (5)             (76)
       Changes in operating assets and liabilities:
        Accounts receivable.......................................................     (7,815)          (8,986)
        Prepaid expenses .........................................................        105           (1,654)
        Other assets...........................................................            21              168
        Accounts payable..........................................................       (216)          (1,699)
        Payroll taxes and other payroll deductions payable........................     (6,370)          (9,169)
        Accrued worksite employee payroll expense.................................      8,683           16,001
        Other accrued liabilities.................................................       (660)           1,206
        Income taxes payable/receivable...........................................     (1,325)          (1,578)
                                                                                     --------         --------
           Total adjustments......................................................     (6,439)          (3,818)
                                                                                     --------         --------
           Net cash used in operating activities .................................     (7,181)          (5,876)
Cash flows from investing activities:
   Marketable securities:
      Purchases...................................................................     (5,510)          (5,321)
      Proceeds from dispositions..................................................      3,697           18,144
   Property and equipment:
      Purchases...................................................................     (2,490)          (2,626)
      Proceeds from dispositions..................................................         --               25
   Investment in intangible assets................................................       (362)            (679)
                                                                                     --------         --------
           Net cash provided by (used in) investing activities....................     (4,665)           9,543

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                        1998             1999
                                                                                      --------         --------
Cash flows from financing activities:
   Proceeds from the sale of units consisting of common
      stock and common stock purchase warrants.....................................     17,649               --
   Purchase of treasury stock......................................................     (6,101)         (11,949)
   Proceeds from the sale of common stock put warrant..............................         --              119
   Proceeds from the exercise of stock options.....................................        417               32
   Proceeds from the exercise of common stock
      purchase warrants............................................................        635               --
   Loans to employees..............................................................        (20)             (20)
   Other ..........................................................................         --               13
                                                                                      --------         --------
         Net cash provided by (used in) financing activities.......................     12,580          (11,805)
                                                                                      --------         --------
Net increase (decrease) in cash and cash equivalents...............................        734           (8,138)
Cash and cash equivalents at beginning of period...................................     40,561           23,521
                                                                                      --------         --------
Cash and cash equivalents at end of period.........................................   $ 41,295         $ 15,383
                                                                                      ========         ========














                             See accompanying notes.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION

         Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, recruiting and selection, performance management, and training and development services to small and medium-sized businesses in several strategically selected markets. For the three months ended March 31, 1998 and 1999, revenues from the Company's Texas markets represented 73% and 67% of the Company's total revenues, respectively.

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

         The consolidated balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at March 31, 1999, and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998.

2.       NET LOSS PER SHARE

         The numerator and denominator used in the calculations of both basic and diluted net loss per share were net loss and the weighted average shares outstanding, respectively. The weighted average shares outstanding for the three months ended March 31, 1998 and 1999, were 14,021,000 and 14,313,000, respectively. Had the Company incurred net income during the three months ended March 31, 1998 or 1999, the denominator used in the calculation of diluted earnings per share would have been 366,000 and 58,000 higher, respectively, reflecting the dilutive effects of outstanding common stock purchase warrants and stock options.

3.      STOCKHOLDERS' EQUITY

         In January 1999, the Company's Board of Directors (the "Board") authorized a program to repurchase up to one million shares of the Company's outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. As of May 7, 1999, the Company had repurchased 875,000 shares on the open market at a total cost of approximately $12.3 million. In addition, as part of the repurchase program, the Company has sold a put warrant which, if exercised, obligates the Company to purchase 125,000 shares for a net cost of approximately $1.6 million. In May 1999, the Board authorized the repurchase of up to one million additional shares under the repurchase program.

4.       MARKETABLE SECURITIES

         At March 31, 1999, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale.

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

         The Company does not know whether the IRS National Office will address the Technical Advice Request independently of the Industry Issue. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability for its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

         With respect to the 1995 plan year, the Company caused the 401(k) Plan to refund the required excess contributions and earnings thereon to the affected employees. In connection with this correction, the Company paid approximately $47,000 for an excise tax applicable to this plan year. With respect to all other plan years, the Company has proposed a corrective action to the IRS under which the Company would make additional contributions to certain plan participants which would bring the plan into compliance with the nondiscrimination tests.

         The Company has recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years. The accrual is reflected in "Other accrued liabilities - noncurrent" on the Consolidated Balance Sheets. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. This amount is reflected in "Other assets" on the Consolidated Balance Sheets. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company may be ultimately required to pay will not substantially exceed the amount accrued. There has been no change in the amounts of the accrual or the amount recoverable from the record keeper subsequent to December 31, 1998. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The following discussion should be read in conjunction with the 1998 annual report on Form 10-K as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

         The following table presents certain information related to the Company's results of operations for the three months ended March 31, 1998 and 1999 expressed on a dollar per worksite employee per month basis.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ------------------------                        %
                                                       1998            1999          CHANGE        CHANGE
                                                     --------        --------        ------        ------
                                                               ($ PER WORKSITE EMPLOYEE PER MONTH)
Revenues:
   Fee revenue.....................................  $ 3,639         $ 3,926         $ 287            7.9%
   Bonus revenue...................................      186             199            13            7.0%
   Other revenue...................................        8               7            (1)         (12.5)%
                                                     -------         -------         -----         ------
                                                       3,833           4,132           299            7.8%
Direct costs:
   Fee payroll of worksite employees...............    2,982           3,232           250            8.4%
   Bonus payroll of worksite employees.............      186             199            13            7.0%
   Benefits and payroll taxes......................      537             574            37            6.9%
   Other direct costs..............................       10               9            (1)         (10.0)%
                                                     -------         -------         -----         ------
                                                       3,715           4,014           299            8.0%
                                                     -------         -------         -----         ------
Gross profit.......................................      118             118           --             --

Operating expenses:

   Salaries, wages and payroll taxes...............       67              76             9           13.4%
   General and administrative expenses.............       42              44             2            4.8%
   Commissions.....................................       14              13            (1)          (7.1)%
   Advertising.....................................        9               8            (1)         (11.1)%
   Depreciation and amortization...................        8              12             4           50.0%
                                                     -------         -------         -----         ------
                                                         140             153            13            9.3%
                                                     -------         -------         -----         ------
Operating loss.....................................      (22)            (35)          (13)         (59.1)%
Other income.......................................        9               7            (2)         (22.2)%
                                                     -------         -------         -----         ------
Loss before income taxes...........................      (13)            (28)          (15)        (115.4)%
Income tax benefit.................................        5              10            (5)         100.0%
                                                     -------         -------         -----         ------
Net loss  .........................................  $    (8)        $   (18)        $ (10)        (125.0)%
                                                     =======         =======         =====         ======
Monthly gross markup per worksite employee.........  $   657         $   694         $  37            5.6%
                                                     =======         =======         =====         ======
Average number of worksite employees
   paid per month during period....................   31,512          38,392         6,880           21.8%
                                                     =======         =======         =====         ======

          REVENUES

          The Company's revenues for the three months ended March 31, 1999, increased 31.3% over the same period in 1998 due to a 21.8% increase in worksite employees paid accompanied by a 7.9% increase in fee revenue per worksite employee. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 18.2% over the first quarter of 1998, while revenues from markets opened after 1993 increased 51.1%. Revenues from the state of Texas represented 67% of the Company's total revenues and Houston, the Company's original market, represented 41% of the total. Revenues for the Texas markets as a whole and the Houston market both increased 20% over 1998.

          The increase in fee revenue per worksite employee of $287, or 7.9%, directly relates to the increase in payroll cost per worksite employee of $250, or 8.4%. This increase reflects the continuing effects of the net addition of clients with worksite employees that have a higher average base pay than the existing client base, primarily through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base has contributed to the increase in payroll cost per worksite employee.

          GROSS PROFIT

          Gross profit for the first quarter of 1999 increased 21.3% over the first quarter of 1998 due to the 21.8% increase in the number of worksite employees paid. Gross profit per worksite employee remained constant at $118 per month in both periods. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in the overall cost of its primary direct costs with increases in the gross markup per worksite employee. There can be no assurances that the Company will be able to achieve these results in the future.

          Approximately $20 of the $37 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was related to other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs.

          Payroll taxes increased $21 per worksite employee over the first quarter of 1998, primarily due to the increased average payroll per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 8.7% in both periods.

          The cost of health insurance and related employee benefits increased $15 per worksite employee over the first quarter of 1998 due to a 6.0% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans from 67.0% in the 1998 period to 67.6% in the 1999 period.

          Workers' compensation costs remained constant at $39 per worksite employee per month in both periods, and declined from 1.3% of payroll cost in the 1998 period to 1.2% in the 1999 period.

          Gross profit, measured as a percentage of revenue, declined from 3.08% in the 1998 period to 2.85% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee, which had a corresponding effect on revenue, thus decreasing the gross profit margin.

          OPERATING EXPENSES

          Operating expenses increased 33.3% over the first quarter of 1998 compared to an increase in revenue and gross profit of 31.3% and 21.3%, respectively. The overall increase in operating expenses was the result of the 21.8% growth in worksite employees paid by the Company and the continuing investment in sales, service and technology infrastructure. Operating expenses per worksite employee were $153 in the 1999 period versus $140 for the 1998 period.

          Salaries, wages and payroll taxes of corporate and sales staff increased from $67 per worksite employee in the 1998 period to $76 per worksite employee in the 1999 period. Approximately $5 of this increase related to a 39% increase in corporate staff. The remainder of this increase was due to a 28% increase in sales office staff, which includes district sales management, office administrators and sales representatives, and a 14% increase in the average payroll cost per sales office staff.

          General and administrative expenses increased $2 per worksite employee over the first quarter of 1998. The increase resulted from (i) higher rent expense due to recent openings of sales offices in St. Louis, San Francisco and New York and the new Dallas operations center; (ii) higher legal and accounting fees related to corporate activities such as the ongoing 401(k) plan audit and corporate entity changes; and (iii) consulting and maintenance fees associated with the continued investment in technology infrastructure.

          Depreciation and amortization expense increased $4 per worksite employee as a result of the increased capital expenditures placed in service in 1998.

          Commissions expense was slightly lower per worksite employee versus the first quarter of 1998 due to lower sales agency commissions. Advertising costs also declined slightly per worksite employee as the Company was able to increase its advertising coverage while incurring lower rates for much of its radio advertising. In addition, the Company utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

         NET INCOME

         Interest and other income decreased 3.2% from the first quarter of 1998 to the first quarter of 1999 due to the sale of marketable securities to repurchase shares of the Company's common stock under the repurchase program approved by the Company's Board of Directors in January 1999.

          The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax exempt interest income. The effective income tax rate for the 1999 period was consistent with the 1998 period.

          Operating loss and net loss per worksite employee were $35 and $18 in the 1999 period, versus $22 and $8 in the 1998 period. The Company's net loss and diluted net loss per share for the quarter ended March 31, 1999, increased to $2.1 million and $0.14, versus $742,000 and $0.05 for the quarter ended March 31, 1998.

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

          The Company had $52.0 million in cash and cash equivalents and marketable securities at March 31, 1999, of which approximately $17.4 million was payable in early April 1999 for withheld federal and state income taxes, FICA and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At March 31, 1999, the Company had working capital of $37.0 million compared to $52.5 million at December 31, 1998. The decrease in working capital was due primarily to the use of $11.9 million to repurchase shares of the Company's common stock and capital expenditures of $3.3 million, including investments in intangible assets. As of March 31, 1999, the Company had no long-term debt.

          CASH FLOWS FROM OPERATING ACTIVITIES

          The Company's net cash used in operating activities improved slightly from the first quarter of 1998 to the first quarter of 1999 primarily due to an increase in customer prepayments of unbilled accounts receivable, partially offset by larger payroll tax payments and a larger net loss.

          CASH FLOWS FROM INVESTING ACTIVITIES

          Net sales of marketable securities during the first quarter of 1999 represent funds used to repurchase shares of the Company's common stock.

          Capital expenditures during the 1999 period primarily consist of computer and telecommunications equipment, building improvements and furniture and fixtures at the Company's headquarters, Dallas operations center and New York sales offices.

          Investments in intangible assets during the 1999 period primarily represent capitalized software development costs related to the Company's Internet service delivery platform, Administaff Assistant, and enhancements to the Company's proprietary professional employer information system.

          CASH FLOWS FROM FINANCING ACTIVITIES

          Cash flows from financing activities during the 1999 period primarily include the repurchase of 842,500 shares of the Company's common stock under the stock repurchase program approved by the Company's Board of Directors in January 1999.

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

          State of Readiness. The Company has concluded the assessment phase of its Year 2000 preparations and has identified two primary risk areas. First, the Company's operations rely heavily on its proprietary PEO information system, which includes several applications such as payroll processing, benefits enrollment, sales bid calculation, client invoicing and direct deposit payroll transmission. Second, the Company relies on several third party vendors to assist in delivering its PEO services to its clients and worksite employees. The Company believes that it does not have material risks associated with Year 2000 issues for non-information technology systems due to the nature of its operations.

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

          The Company has also assessed its third party vendor relationships and has identified approximately 40 vendors that it considers critical to the operations of the Company. These critical vendors primarily include third party hardware and software vendors, financial institutions and benefit providers. The Company has requested written information from each of these vendors regarding their Year 2000 plans and state of readiness. The Company has received responses to most of the requests and is evaluating the responses. Upon completion of the evaluation, and upon completion of the testing of its PEO information system, the Company intends to test significant data interfaces with third party vendors to verify their compliant status.

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

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

          The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company believes that its pending legal proceedings would not have a material adverse effect on its financial position or results of operations.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Administaff, Inc.

Date: May 13, 1999                   By:       /s/ Richard G. Rawson
                                        ---------------------------------
                                                Richard G. Rawson
                                            Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer)

Date:  May 13, 1999                  By:     /s/ Samuel G. Larson
                                        ---------------------------------
                                                Samuel G. Larson
                                             Vice President, Finance
                                         (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  27      Financial Data Schedule