Form 10-Q
period 1999-06-30
ADMINISTAFF INC \DE\
filed 1999-08-13
CIK 1000753

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999.
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

          For the transition period from                   to
                                        -------------------  ------------------

                           Commission File No. 1-13998


                                ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                        76-0479645
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

19001 Crescent Springs Drive
        Kingwood, Texas                                   77339
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


(Registrant's Telephone Number, Including Area Code):  (281) 358-8986


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

         Number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1999: 13,503,895 shares.

===============================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Financial Statements ..............................................................................    3


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................................   14


                                     PART II

Item 1.    Legal Proceedings..................................................................................   26


Item 4.    Submission of Matters to a Vote of Security Holders................................................   26


Item 5.    Other Information..................................................................................   27

                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                DECEMBER 31,    JUNE 30,
                                                    1998          1999
                                                ------------   ---------
                                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents ..............     $  23,521      $  18,991
   Marketable securities ..................        49,670         30,176
   Accounts receivable:
      Trade ...............................         4,663          1,475
      Unbilled ............................        19,719         35,262
      Other ...............................         1,668          1,294
   Prepaid expenses .......................         2,469          6,052
   Income taxes receivable ................         1,426          2,824
                                                ---------      ---------
         Total current assets .............       103,136         96,074
Property and equipment:
   Land ...................................         2,913          2,922
   Buildings and improvements .............         9,915         10,617
   Computer equipment .....................        15,078         17,179
   Furniture and fixtures .................        10,378         11,701
   Vehicles ...............................         1,308          1,201
                                                ---------      ---------
                                                   39,592         43,620
   Accumulated depreciation ...............        (8,552)        (9,791)
                                                ---------      ---------
         Total property and equipment .....        31,040         33,829
Other assets:
   Notes receivable from employees ........         1,181          1,027
   Software development costs .............         3,010          5,231
   Other assets ...........................         4,432          4,280
                                                ---------      ---------
         Total other assets ...............         8,623         10,538
                                                ---------      ---------
         Total assets .....................     $ 142,799      $ 140,441
                                                =========      =========

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            DECEMBER 31,      JUNE 30,
                                                                1998            1999
                                                            ------------     ---------
                                                                            (UNAUDITED)
Current liabilities:
   Accounts payable .....................................     $   2,555      $   2,373
   Payroll taxes and other payroll deductions payable ...        26,607         15,673
   Accrued worksite employee payroll expense ............        19,161         37,587
   Other accrued liabilities ............................         2,190          4,634
   Deferred income taxes ................................           148            141
                                                              ---------      ---------
         Total current liabilities ......................        50,661         60,408

Noncurrent liabilities:
   Other accrued liabilities ............................         2,558          2,558
   Deferred income taxes ................................         2,723          3,619
                                                              ---------      ---------
         Total noncurrent liabilities ...................         5,281          6,177

Commitments and contingencies

Stockholders' equity:
   Common stock .........................................           149            149
   Additional paid-in capital ...........................        64,293         64,493
   Treasury stock, at cost ..............................        (1,968)       (14,284)
   Accumulated other comprehensive income ...............           342             --
   Retained earnings ....................................        24,041         23,498
                                                              ---------      ---------
         Total stockholders' equity .....................        86,857         73,856
                                                              ---------      ---------
         Total liabilities and stockholders' equity .....     $ 142,799      $ 140,441
                                                              =========      =========



                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                       1998          1999          1998          1999
                                                    ---------     ---------     ---------     ---------

Revenues ......................................     $ 393,643     $ 505,683     $ 756,039     $ 981,536
Direct costs:
   Salaries and wages of worksite employees ...       325,432       419,593       624,954       814,685
   Benefits and payroll taxes .................        51,885        66,171       103,586       133,377
                                                    ---------     ---------     ---------     ---------

Gross profit ..................................        16,326        19,919        27,499        33,474

Operating expenses:
   Salaries, wages and payroll taxes ..........         6,251         8,843        12,557        17,626
   General and administrative expenses ........         4,094         5,221         8,025        10,306
   Commissions ................................         1,518         1,507         2,875         2,976
   Advertising ................................         1,012         1,010         1,866         1,929
   Depreciation and amortization ..............           838         1,537         1,611         2,898
                                                    ---------     ---------     ---------     ---------
                                                       13,713        18,118        26,934        35,735
                                                    ---------     ---------     ---------     ---------

Operating income (loss) .......................         2,613         1,801           565        (2,261)
Other income (expense):
   Interest income ............................           886           585         1,698         1,315
   Other, net .................................            20            19            30            85
                                                    ---------     ---------     ---------     ---------

                                                          906           604         1,728         1,400
                                                    ---------     ---------     ---------     ---------

Income (loss) before income taxes .............         3,519         2,405         2,293          (861)
Income tax expense (benefit) ..................         1,356           890           872          (318)
                                                    ---------     ---------     ---------     ---------

Net income (loss) .............................     $   2,163     $   1,515     $   1,421     $    (543)
                                                    =========     =========     =========     =========

Basic and diluted net income (loss)
     per share of common stock ................     $    0.15     $    0.11     $    0.10     $   (0.04)
                                                    =========     =========     =========     =========



                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                             COMMON STOCK        ADDITIONAL                   OTHER
                                               ISSUED             PAID-IN      TREASURY    COMPREHENSIVE   RETAINED
                                         SHARES       AMOUNT      CAPITAL       STOCK         INCOME       EARNINGS       TOTAL
                                        --------     --------     --------     --------      --------      --------      --------

Balance at December 31, 1998 ..........   14,860     $    149     $ 64,293     $ (1,968)     $    342      $ 24,041      $ 86,857
   Purchase of treasury stock,
     at cost ..........................       --           --           --      (12,330)           --            --       (12,330)
   Sale of common stock put warrant ...       --           --          119           --            --            --           119
   Exercise of stock options ..........        4           --           47           --            --            --            47
   Other ..............................       --           --           34           14            --            --            48
   Change in unrealized gain on
     marketable securities ............       --           --           --           --          (342)           --          (342)
   Net loss ...........................       --           --           --           --            --          (543)         (543)
                                                                                                                         --------
   Comprehensive loss..................                                                                                      (885)
                                        --------     --------     --------     --------      --------      --------      --------
Balance at June 30, 1999 ..............   14,864     $    149     $ 64,493     $(14,284)     $     --      $ 23,498      $ 73,856
                                        ========     ========     ========     ========      ========      ========      ========



                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       1998          1999
                                                                     --------      --------
Cash flows from operating activities:
   Net income (loss) ...........................................     $  1,421      $   (543)
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Depreciation and amortization ...........................        1,817         3,145
       Bad debt expense ........................................          303           314
       Deferred income taxes ...................................          353           889
       Gain on the disposition of assets .......................          (25)          (82)
       Changes in operating assets and liabilities:
        Accounts receivable ....................................      (10,537)      (12,295)
        Prepaid expenses .......................................          802        (3,583)
        Other assets ...........................................          (48)          152
        Accounts payable .......................................         (177)         (182)
        Payroll taxes and other payroll deductions payable .....       (7,717)      (10,934)
        Accrued worksite employee payroll expense ..............       10,035        18,426
        Other accrued liabilities ..............................         (133)        2,444
        Income taxes payable/receivable ........................         (736)       (1,398)
                                                                     --------      --------
          Total adjustments ....................................       (6,063)       (3,104)
                                                                     --------      --------
          Net cash used in operating activities ................       (4,642)       (3,647)
Cash flows from investing activities:
   Marketable securities:
      Purchases ................................................      (22,493)       (8,560)
      Proceeds from dispositions ...............................        7,753        27,587
   Property and equipment:
      Purchases ................................................       (4,295)       (5,556)
      Proceeds from dispositions ...............................           44            47
   Investment in intangible assets .............................         (898)       (2,439)
                                                                     --------      --------

         Net cash provided by (used in) investing activities ...      (19,889)       11,079

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                       1998          1999
                                                                     --------      --------

Cash flows from financing activities:
   Proceeds from the sale of units consisting of common
      stock and common stock purchase warrants .................     $ 17,593      $     --
   Purchase of treasury stock ..................................       (6,101)      (12,330)
   Proceeds from the sale of common stock put warrant ..........           --           119
   Proceeds from the exercise of stock options .................          674            47
   Proceeds from the exercise of common stock
      purchase warrants ........................................          635            --
   Loans to employees ..........................................          (40)          154
   Other .......................................................           24            48
                                                                     --------      --------

         Net cash provided by (used in) financing activities ...       12,785       (11,962)
                                                                     --------      --------

Net decrease in cash and cash equivalents ......................      (11,746)       (4,530)
Cash and cash equivalents at beginning of period ...............       40,561        23,521
                                                                     --------      --------
Cash and cash equivalents at end of period .....................     $ 28,815      $ 18,991
                                                                     ========      ========



                             See accompanying notes.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999

1.       BASIS OF PRESENTATION

         Administaff, Inc. ('the Company') is a professional employer organization ('PEO') that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, recruiting and selection, performance management, and training and development services to small and medium-sized businesses in several strategically selected markets. For the six months ended June 30, 1998 and 1999, revenues from the Company's Texas markets represented 73% and 65% of the Company's total revenues, respectively.

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

         The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The consolidated balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at June 30, 1999, and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

2.       NET INCOME (LOSS) PER SHARE

         The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                  1998       1999       1998       1999
                                                                 ------     ------     ------     ------
Basic net income (loss) per share -
   weighted average shares outstanding .....................     14,476     13,649     14,249     13,979
Effect of dilutive securities:
   Common stock purchase warrants -
     treasury stock method .................................         10         --         14         --
   Common stock options - treasury stock method ............        338         24        343         --
                                                                 ------     ------     ------     ------
                                                                    348         24        357         --
                                                                 ------     ------     ------     ------
Diluted net income (loss) per share - weighted average
   shares outstanding plus effect of dilutive securities ...     14,824     13,673     14,606     13,979
                                                                 ======     ======     ======     ======


3.      STOCKHOLDERS' EQUITY

         In January 1999, the Company's Board of Directors (the 'Board') authorized a program to repurchase up to one million shares of the Company's outstanding common stock. In May 1999, the Board authorized the repurchase of up to one million additional shares under the repurchase program. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. As of June 30, 1999, the Company had repurchased 875,000 shares on the open market at a total cost of approximately $12.3 million. Subsequent to June 30, 1999, the Company repurchased 144,600 shares from affiliates of Mr. Lang Gerhard, a greater than 10% shareholder, in a private transaction for approximately $2.3 million.

4.       MARKETABLE SECURITIES

         At June 30, 1999, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale.

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

     The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the 'IRS') for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the 'Code'), including participation in the PEO's 401(k) plan. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the 'Technical Advice Request') from the IRS National Office about (1) whether participation in the 401(k) Plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company, and (2) whether the 401(k) Plan's failure to satisfy a nondiscrimination test relating to contributions should result in disqualification of the 401(k) Plan because the Company has failed to provide evidence that it satisfies an alternative nondiscrimination test for the 1993 Plan year. Copies of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company, and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test. The Company's response refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the 'Industry Issue') has been referred to the IRS National Office.

         The Company does not know whether the IRS National Office will address the Technical Advice Request independently of the Industry Issue. Should the IRS conclude that the Company is not a 'co-employer' of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability for its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination will not have a material adverse effect on the Company's consolidated financial position or results of operations.

         In addition to the 401(k) Plan audit and Market Segment Group study, the Company notified the IRS of certain operational issues concerning nondiscrimination test results for certain prior plan years. In 1991 the Company engaged a third party vendor to be the 401(k) Plan's record keeper and to perform certain required annual nondiscrimination tests for the 401(k) Plan. Each year the record keeper reported to the Company that the nondiscrimination tests had been satisfied. However, in August 1996 the 401(k) Plan's record keeper advised the Company that certain of these tests had been performed incorrectly for prior years and, in fact, that the 401(k) Plan had failed certain tests for the 1993, 1994 and 1995 plan years. The Company has subsequently determined that the 401(k) Plan also failed a nondiscrimination test for 1991 and 1992, closed years for tax purposes. At the time the Company received the notice, the period in which the Company could voluntarily 'cure' this operational defect had lapsed for all such years except 1995.

         With respect to the 1995 plan year, the Company caused the 401(k) Plan to refund the required excess contributions and earnings thereon to the affected employees. In connection with this correction, the Company paid approximately $47,000 for an excise tax applicable to this plan year. With respect to all other plan years, the Company has proposed a corrective action to the IRS under which the Company would make additional contributions to certain plan participants that would bring the plan into compliance with the nondiscrimination tests.

         The Company has recorded an accrual for its estimate of the cost of corrective measures and penalties for all of the affected plan years. The accrual is reflected in 'Other accrued liabilities - noncurrent' on the Consolidated Balance Sheets. The Company calculated its estimates based on its understanding of the resolution of similar issues with the IRS. Separate calculations were made to determine the Company's estimate of both the cost of corrective measures and penalties for each plan year. In addition, the Company recorded an asset for an amount recoverable from the 401(k) Plan's record keeper should the Company ultimately be required to pay the amount accrued for such corrective measures and penalties. This amount is reflected in 'Other assets' on the Consolidated Balance Sheets. The amount of the accrual is the Company's estimate of the cost of corrective measures and practices, although no assurance can be given that the actual amount that the Company may be ultimately required to pay will not substantially exceed the amount accrued. There has been no change in the amounts of the accrual or the amount recoverable from the record keeper subsequent to December 31, 1998. Based on its understanding of the settlement experience of other companies with the IRS, the Company does not believe the ultimate resolution of this 401(k) Plan matter will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the 1998 annual report on Form 10-K as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

         The following table presents certain information related to the Company's results of operations for the three months ended June 30, 1998 and 1999 expressed on a dollar per worksite employee per month basis.

                                                   THREE MONTHS ENDED
                                                         JUNE 30,
                                                   -------------------                      %
                                                     1998        1999       CHANGE        CHANGE
                                                   -------     -------      ------        ------
                                                       ($ PER WORKSITE EMPLOYEE PER MONTH)
Revenues:
   Fee revenue ...............................     $ 3,708     $ 3,983     $   275          7.4%
   Bonus revenue .............................         162         181          19         11.7%
   Other revenue .............................           7           8           1         14.3%
                                                   -------     -------     -------
                                                     3,877       4,172         295          7.6%
Direct costs:
   Fee payroll of worksite employees .........       3,043       3,280         237          7.8%
   Bonus payroll of worksite employees .......         162         181          19         11.7%
   Benefits and payroll taxes ................         502         536          34          6.8%
   Other direct costs ........................           9          11           2         22.2%
                                                   -------     -------     -------
                                                     3,716       4,008         292          7.9%
                                                   -------     -------     -------
Gross profit .................................         161         164           3          1.9%

Operating expenses:
   Salaries, wages and payroll taxes .........          62          73          11         17.7%
   General and administrative expenses .......          40          43           3          7.5%
   Commissions ...............................          15          12          (3)       (20.0)%
   Advertising ...............................          10           8          (2)       (20.0)%
   Depreciation and amortization .............           8          13           5         62.5%
                                                   -------     -------     -------
                                                       135         149          14         10.4%
                                                   -------     -------     -------
Operating income .............................          26          15         (11)       (42.3)%
Other income .................................           9           5          (4)       (44.4)%
                                                   -------     -------     -------
Income before income taxes ...................          35          20         (15)       (42.9)%
Income tax expense ...........................          14           7          (7)       (50.0)%
                                                   -------     -------     -------
Net income ...................................     $    21     $    13     $    (8)       (38.1)%
                                                   =======     =======     =======

Monthly gross markup per worksite employee ...     $   665     $   703     $    38          5.7%
                                                   =======     =======     =======
Average number of worksite employees
   paid per month during period ..............      33,848      40,401       6,553         19.4%
                                                   =======     =======     =======

         REVENUES

         The Company's revenues for the three months ended June 30, 1999, increased 28.5% over the same period in 1998 due to a 19.4% increase in worksite employees paid accompanied by a 7.4% increase in fee revenue per worksite employee. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 13.2% over the second quarter of 1998, while revenues from markets opened after 1993 increased 50.9%. Revenues from the state of Texas represented 64% of the Company's total revenues and Houston, the Company's original market, represented 38% of the total. Revenues for the Texas markets as a whole and the Houston market both increased 12% over 1998.

         The increase in fee revenue per worksite employee of $275, or 7.4%, directly relates to the increase in payroll cost per worksite employee of $237, or 7.8%. This increase reflects (i) wage inflation within the Company's existing worksite employee base; (ii) the net addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iii) the penetration of markets with generally higher wage levels, such as San Francisco and Washington, D.C.

         GROSS PROFIT

         Gross profit for the second quarter of 1999 increased 22.0% over the second quarter of 1998, primarily due to the 19.4% increase in the number of worksite employees paid. Gross profit per worksite employee increased from $161 per month in the 1998 period to $164 per month in the 1999 period. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in the overall cost of its primary direct costs with increases in the gross markup per worksite employee.

         Approximately $19 of the $38 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was related to other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs, including a change in the method used to calculate service fees for clients who experience turnover within their workforce. The Company expects that this change will continue to increase the gross markup per worksite employee compared to 1998 for the remainder of 1999.

         Payroll taxes increased $19 per worksite employee over the second quarter of 1998, primarily due to the increased average payroll per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.5% in both periods.

         The cost of health insurance and related employee benefits increased $12 per worksite employee over the second quarter of 1998 due to a 4.8% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans from 66.1% in the 1998 period to 66.8% in the 1999 period.

         Workers' compensation costs increased $1 per worksite employee per month over the second quarter of 1998, and declined from 1.3% of payroll cost in the 1998 period to 1.2% in the 1999 period.

         Gross profit, measured as a percentage of revenue, declined from 4.1% in the 1998 period to 3.9% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee, which had a corresponding effect on revenue, thus decreasing the gross profit margin.

         OPERATING EXPENSES

         Operating expenses increased 32.1% over the second quarter of 1998 compared to an increase in revenue and gross profit of 28.5% and 22.0%, respectively. The overall increase in operating expenses was the result of the 19.4% growth in worksite employees paid by the Company and the continuing investment in sales, service and technology infrastructure. Operating expenses per worksite employee were $149 in the 1999 period versus $135 for the 1998 period.

         Salaries, wages and payroll taxes of corporate and sales staff increased from $62 per worksite employee in the 1998 period to $73 per worksite employee in the 1999 period. This increase was the result of a 26.8% increase in corporate and sales staff, combined with a 10.2% increase in the average payroll cost per employee.

         General and administrative expenses increased $3 per worksite employee over the second quarter of 1998. The increase resulted from higher rent expense due to recent openings of sales offices in St. Louis, San Francisco and New York and the new Dallas operations center and maintenance fees on recently acquired hardware and software associated with the Company's Internet development and national technology platform.

         Depreciation and amortization expense increased $5 per worksite employee as a result of the increased capital expenditures placed in service in 1998 and 1999, including (i) the implementation of a national technology infrastructure; (ii) the opening of new sales offices; (iii) the expansion of the Dallas operations center; and (iv) the expansion of corporate headquarters.

         Commissions expense was slightly lower per worksite employee versus the second quarter of 1998 due to lower sales agency commissions. Advertising costs also declined slightly per worksite employee as the Company was able to increase its advertising coverage while incurring lower rates for much of its radio advertising. In addition, the Company utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

         NET INCOME

         Interest and other income decreased 33.3% from the second quarter of 1998 to the second quarter of 1999 due to a lower level of cash and marketable securities resulting from the repurchase of shares of the Company's common stock under the repurchase program approved by the Company's Board of Directors in January 1999.

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax exempt interest income. The effective income tax rate for the 1999 period was consistent with the 1998 period.

         Operating income and net income per worksite employee were $15 and $13 in the 1999 period, versus $26 and $21 in the 1998 period. The Company's net income and diluted net income per share for the quarter ended June 30, 1999, decreased to $1.5 million and $0.11, versus $2.2 million and $0.15 for the quarter ended June 30, 1998.

         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

         The following table presents certain information related to the Company's results of operations for the six months ended June 30, 1998 and 1999 expressed on a dollar per worksite employee per month basis.

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                   ---------------------                         %
                                                     1998         1999         CHANGE         CHANGE
                                                   --------     --------      --------       --------
                                                       ($ PER WORKSITE EMPLOYEE PER MONTH)
Revenues:
   Fee revenue ...............................     $  3,675     $  3,955      $    280           7.6%
   Bonus revenue .............................          174          190            16           9.2%
   Other revenue .............................            7            7            --            --
                                                   --------     --------      --------
                                                      3,856        4,152           296           7.7%

Direct costs:
   Fee payroll of worksite employees .........        3,014        3,257           243           8.1%
   Bonus payroll of worksite employees .......          174          190            16           9.2%
   Benefits and payroll taxes ................          519          554            35           6.7%
   Other direct costs ........................            9            9            --            --
                                                   --------     --------      --------
                                                      3,716        4,010           294           7.9%
                                                   --------     --------      --------
Gross profit .................................          140          142             2           1.4%

Operating expenses:
   Salaries, wages and payroll taxes .........           64           74            10          15.6%
   General and administrative expenses .......           41           44             3           7.3%
   Commissions ...............................           15           13            (2)        (13.3)%
   Advertising ...............................            9            8            (1)        (11.1)%
   Depreciation and amortization .............            8           12             4          50.0%
                                                   --------     --------      --------
                                                        137          151            14          10.2%
                                                   --------     --------      --------
Operating income (loss) ......................            3           (9)          (12)       (400.0)%
Other income .................................            9            6            (3)        (33.3)%
                                                   --------     --------      --------
Income (loss) before income taxes ............           12           (3)          (15)       (125.0)%
Income tax expense (benefit) .................            5           (1)           (6)       (120.0)%
                                                   --------     --------      --------
Net income (loss) ............................     $      7     $     (2)     $     (9)       (128.6)%
                                                   ========     ========      ========

Monthly gross markup per worksite employee ...     $    661     $    698      $     37           5.6%
                                                   ========     ========      ========

Average number of worksite employees
   paid per month during period ..............       32,680       39,396         6,716          20.6%
                                                   ========     ========      ========

         REVENUES

         The Company's revenues for the six months ended June 30, 1999, increased 29.8% over the same period in 1998 due to a 20.6% increase in worksite employees paid accompanied by a 7.6% increase in fee revenue per worksite employee. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 15.6% over the first six months of 1998, while revenues from markets opened after 1993 increased 51.0%. Revenues from the state of Texas represented 65% of the Company's total revenues and Houston, the Company's original market, represented 40% of the total. Revenues for the Texas markets as a whole and the Houston market both increased 16% over 1998.

         The increase in fee revenue per worksite employee of $280, or 7.6%, directly relates to the increase in payroll cost per worksite employee of $243, or 8.1%. This increase reflects (i) wage inflation within the Company's existing worksite employee base; (ii) the net addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iii) the penetration of markets with generally higher wage levels, such as San Francisco and Washington, D.C.

         GROSS PROFIT

         Gross profit for the first six months of 1999 increased 21.7% over the first six months of 1998, primarily due to the 20.6% increase in the number of worksite employees paid. Gross profit per worksite employee increased from $140 per month in the 1998 period to $142 per month in the 1999 period. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in the overall cost of its primary direct costs with increases in the gross markup per worksite employee.

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

         Payroll taxes increased $20 per worksite employee over the first six months of 1998, primarily due to the increased average payroll per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 8.1% in both periods.

         The cost of health insurance and related employee benefits increased $14 per worksite employee over the first six months of 1998 due to a 5.4% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans from 66.6% in the 1998 period to 67.2% in the 1999 period.

         Workers' compensation costs increased $1 per worksite employee per month, and declined from 1.3% of payroll cost in the 1998 period to 1.2% in the 1999 period.

         Gross profit, measured as a percentage of revenue, declined from 3.6% in the 1998 period to 3.4% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee, which had a corresponding effect on revenue, thus decreasing the gross profit margin.

         OPERATING EXPENSES

         Operating expenses increased 32.7% over the first six months of 1998 compared to an increase in revenue and gross profit of 29.8% and 21.7%, respectively. The overall increase in operating expenses was the result of the 20.6% growth in worksite employees paid by the Company and the continuing investment in sales, service and technology infrastructure. Operating expenses per worksite employee were $151 in the 1999 period versus $137 for the 1998 period.

         Salaries, wages and payroll taxes of corporate and sales staff increased from $64 per worksite employee in the 1998 period to $74 per worksite employee in the 1999 period. This increase was the result of a 31.9% increase in corporate and sales staff, combined with a 6.4% increase in the average payroll cost per employee.

         General and administrative expenses increased $3 per worksite employee over the first six months of 1998. The increase resulted from (i) higher rent expense due to recent openings of sales offices in St. Louis, San Francisco and New York and the new Dallas operations center; (ii) higher legal and accounting fees related to corporate activities such as the ongoing 401(k) plan audit and corporate entity changes; and (iii) maintenance fees on recently acquired hardware and software associated with the Company's Internet development and national technology platform.

         Depreciation and amortization expense increased $4 per worksite employee as a result of the increased capital expenditures placed in service in 1998 and 1999, including (i) the implementation of a national technology infrastructure; (ii) the opening of new sales offices; (iii) the expansion of the Dallas operations center; and (iv) the expansion of corporate headquarters.

         Commissions expense was slightly lower per worksite employee versus the first six months of 1998 due to lower sales agency commissions. Advertising costs also declined slightly per worksite employee as the Company was able to increase its advertising coverage while incurring lower rates for much of its radio advertising. In addition, the Company utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

         NET INCOME

         Interest and other income decreased 19.0% from the first six months of 1998 to the first six months of 1999 due to a lower level of cash and marketable securities resulting from the repurchase of shares of the Company's common stock under the repurchase program approved by the Company's Board of Directors in January 1999.

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax exempt interest income. The effective income tax rate for the 1999 period was consistent with the 1998 period.

         Operating loss and net loss per worksite employee were $9 and $2 in the 1999 period, versus operating income and net income per worksite employee of $3 and $7 in the 1998 period. The Company's net loss and diluted net loss per share for the six months ended June 30, 1999, were $543,000 and $0.04, versus net income and diluted net income per share of $1.4 million and $0.10 for the six months ended June 30, 1998.

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

         The Company had $49.2 million in cash and cash equivalents and marketable securities at June 30, 1999, of which approximately $15.7 million was payable in early July 1999 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At June 30, 1999, the Company had working capital of $35.7 million compared to $52.5 million at December 31, 1998. The decrease in working capital was due primarily to the use of $12.3 million to repurchase shares of the Company's common stock and capital expenditures of $8.0 million, including investments in intangible assets. These decreases were partially offset by the generation of $3.7 million of net income adjusted for non-cash items. As of June 30, 1999, the Company had no long-term debt.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's net cash used in operating activities improved slightly from the first six months of 1998 to the first six months of 1999 primarily due to an increase in customer prepayments of unbilled accounts receivable, partially offset by larger payroll tax payments and a prepayment of approximately $2.9 million of workers' compensation insurance premiums.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Net sales of marketable securities during the first six months of 1999 represent funds used to repurchase shares of the Company's common stock and replenish cash used to purchase property and equipment.

         Capital expenditures during the 1999 period primarily consist of computer and telecommunications equipment, building improvements and furniture and fixtures at the Company's headquarters, Dallas operations center, and New York and San Antonio sales offices.

         Investments in intangible assets during the 1999 period primarily represent capitalized software development costs related to the Company's Internet service delivery platform, Administaff Assistant, and enhancements to the Company's proprietary professional employer information system.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the 1999 period primarily include the repurchase of 875,000 shares of the Company's common stock under the stock repurchase program approved by the Company's Board of Directors in January 1999.

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

         During 1999, the Company has been developing further enhancements to its PEO information system, including significant components that interface with its Administaff Assistant Internet service delivery platform. These enhancements are scheduled for deployment during the third quarter of 1999. As part of the deployment process, the Company is incorporating Year 2000 testing into the normal testing processes associated with the deployment of major enhancements of this nature. These tests represent a comprehensive test of the critical functionality of the PEO information system including the core processes of payroll processing, electronic funds transfers and dissemination of benefits information. In addition to this testing, the Company intends to perform system-wide testing of the overall system operating environment subsequent to the deployment of these enhancements and prior to November 15, 1999. The Company believes that required modifications, if any, could be made on a timely basis.

         The Company has also assessed its third party vendor relationships and has identified approximately 40 vendors that it considers critical to the operations of the Company. These critical vendors primarily include third party hardware and software vendors, financial institutions and benefit providers. The Company has requested written information from each of these vendors regarding their Year 2000 plans and state of readiness. With regard to third-party hardware and software vendors, the Company has confirmed Year 2000 compliance with the vendors for all of the components defined as critical to ongoing operations. With regard to financial institutions, the Company has received periodic reports from its vendors on their Year 2000 compliance efforts. The Company believes that each of these financial institutions is preparing for the Year 2000 in accordance with milestones established by federal banking regulatory authorities. With regard to benefits providers, the Company has reviewed documentation that indicates that its vendors believe their mission-critical systems are Year 2000 compliant. The Company will test significant data interfaces with its financial institutions and benefits providers in conjunction with the testing of its proprietary PEO information system.

         Costs to Address Year 2000 Issues. The Company has not incurred and does not expect to incur significant costs related to Year 2000 issues other than the time of internal personnel to complete the Company's Year 2000 plans.

         Risks Associated with Year 2000 Issues. The Company believes that the risks associated with Year 2000 issues would primarily affect the areas of payroll processing, electronic funds transfers and the dissemination of benefits information electronically. Among the problems which might occur without appropriate planning and testing are: the inability to transmit direct deposit payroll through banking systems to deposit funds into worksite employees' bank accounts; the inability to collect funds electronically in payment of the Company's service fees; the failure to properly calculate payroll information; the untimely transmission of benefits enrollment or claims data to and from benefit providers; and the inability to deliver payroll checks to employees due to failure in transportation or courier systems. As a result, the Company's plans, including the testing of its systems, vendor assessment and contingency planning, have been and will continue to be focused in these areas.

         Contingency Planning. The Company has previously developed a disaster recovery plan to be used in the event of unexpected business interruptions. The Company is currently developing specific contingency plans, to complement its disaster recovery plan, for those processes that are considered critical in preventing an interruption of business operations as a result of Year 2000 issues.

         The Company's Year 2000 plans, as discussed above, represent an ongoing process that will continue throughout 1999. Although the Company believes it is taking the appropriate courses of action to ensure that material interruptions in business operations do not occur as a result of the Year 2000 conversion, there can be no assurances that the actions discussed herein will have the anticipated results or that the Company's financial condition or results of operations will not be adversely affected as a result of Year 2000 issues. Among the factors which might affect the success of the Company's Year 2000 plans are:
(i) the Company's ability to properly identify deficient systems; (ii) the ability of third parties to adequately address Year 2000 issues or to notify the Company of potential deficiencies; (iii) the Company's ability to adequately address any such internal or external deficiencies; (iv) the Company's ability to complete its Year 2000 plans in a timely manner; and (v) unforeseen expenses related to the Company's Year 2000 plans.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) the effectiveness of the Company's sales and marketing efforts, including the Company's marketing agreement with American Express, American Express' ability to set qualified appointments and the Company's ability to convert those appointments into sales; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (v) the effectiveness and estimated costs of the Company's Year 2000 conversion and contingency plans; and (vi) changes in the competitive environment in the PEO industry. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An Annual Meeting of Stockholders of the Company was held on May 4, 1999. At the Meeting, holders of 12,574,169 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the three proposals voted on at the Meeting, all of which were approved, is set forth below:

         1. Election of Class I Directors with terms expiring at the Annual Meeting of Stockholders in 2002.

                                                                                                    Broker
                                                             For                Abstain            Non-Votes
                                                          ----------            --------            ---------
                  Linda Fayne Levinson                    12,120,634            453,535                --
                  Michael W. Brown                        12,120,634            453,535                --

         2. Approval of an amendment to the Company's 1997 Incentive Plan to increase the number of shares of the Company's common stock reserved for issuance under the Plan by 600,000 shares from a total of 882,957 shares to a total of 1,482,957 shares.

                                                                   Broker
                     For            Against         Abstain       Non-Votes
                  ----------        -------         -------       ---------
                  11,970,277        600,644          3,248           --

         3. Ratification of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year.

                                                                   Broker
                     For            Against         Abstain       Non-Votes
                  ----------        -------         -------       ---------
                  12,131,569        439,950          2,650           --

ITEM 5.  OTHER INFORMATION.

RIGHTS AGREEMENT AMENDMENTS

         On May 13, 1999, in response to the filing of a Schedule 13D indicating the stock ownership in the Company of Mr. Lang Gerhard and his affiliates, the Board of Directors of the Company approved Amendment No. 2 to the Rights Agreement between the Company and Harris Trust and Savings Bank, as Rights Agent. Amendment No. 2 amended the definition of "Exempt Person" under the Rights Agreement to include, subject to certain limitations, Mr. Lang Gerhard and his affiliates.

         On July 22, 1999, in response to the filing of a Schedule 13D/A indicating the increased stock ownership in the Company of Mr. Lang Gerhard and his affiliates, the Board of Directors of the Company approved Amendment No. 3 to the Rights Agreement. Amendment No. 3 provided that Mr. Lang Gerhard and his affiliates would continue to be an "Exempt Person" under the Rights Agreement for the period up to and including August 2, 1999. Subsequent to the adoption of Amendment No. 3, Mr. Lang Gerhard and his affiliates sold shares of common stock of the Company back to the Company and on the open market, thereby reducing their ownership in the Company to the number of shares owned at the time of the adoption of Amendment No. 2 to the Rights Agreement.

         On August 2, 1999, the Board of Directors of the Company approved Amendment No. 4 to the Rights Agreement. Amendment No. 4 amended the definition of "Exempt Person" under the Rights Agreement to allow for the increased percentage ownership in the Company, subject to certain limitations, of Mr. Lang Gerhard and his affiliates.

STOCKHOLDER PROPOSALS

         Pursuant to the Company's Amended and Restated Bylaws, stockholder proposals submitted for consideration at the Company's 2000 Annual Meeting of Stockholders must be delivered to the Corporate Secretary, Administaff, Inc., 19001 Crescent Springs Drive, Kingwood, Texas 77339, no later than November 30, 1999, but no earlier than October 31, 1999. If such timely notice of a stockholder proposal is not given, the proposal may not be brought before the Annual Meeting. If timely notice is given but is not accompanied by a written statement to the extent required by applicable securities laws, the Company may exercise discretionary voting authority over proxies with respect to such proposal if presented at the Company's 2000 Annual Meeting of Stockholders.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Administaff, Inc.



Date: August 13, 1999               By:                /s/ Richard G. Rawson
                                         -----------------------------------
                                                      Richard G. Rawson
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)


Date:  August 13, 1999              By:            /s/ Samuel G. Larson
                                                 ----------------------
                                                      Samuel G. Larson
                                                   Vice President, Finance
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------------------
27                                      Financial Data Schedule