Form 10-Q
period 1999-09-30
ADMINISTAFF INC \DE\
filed 1999-11-12
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1999.
                                      or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

          For the transition period from ________________ to _______________

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


(Registrant's Telephone Number, Including Area Code):(281) 358-8986


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999: 13,425,085 shares.

===============================================================================

                              TABLE OF CONTENTS


                                    PART I


Item 1.    Financial Statements ................................................   3


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................  14


                                    PART II

Item 1.    Legal Proceedings....................................................  27


Item 5.    Other Information....................................................  27

                               ADMINISTAFF, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                  1998           1999
                                                                              ------------   -------------
                                                                                              (UNAUDITED)
Current assets:
   Cash and cash equivalents .............................................     $  23,521      $  22,260
   Marketable securities .................................................        49,670         30,931
   Accounts receivable:
      Trade ..............................................................         4,663          2,526
      Unbilled ...........................................................        19,719         34,589
      Other ..............................................................         1,668            935
   Prepaid expenses ......................................................         2,469          6,247
   Income taxes receivable ...............................................         1,426            776
   Deferred income taxes .................................................            --             55
                                                                               ---------      ---------
         Total current assets ............................................       103,136         98,319
Property and equipment:
   Land ..................................................................         2,913          2,920
   Buildings and improvements ............................................         9,915         11,090
   Computer equipment ....................................................        15,078         20,248
   Furniture and fixtures ................................................        10,378         13,432
   Vehicles ..............................................................         1,308          1,338
                                                                               ---------      ---------
                                                                                  39,592         49,028
   Accumulated depreciation ..............................................        (8,552)       (11,489)
                                                                               ---------      ---------
         Total property and equipment ....................................        31,040         37,539
Other assets:
   Notes receivable from employees .......................................         1,181          1,045
   Software development costs ............................................         3,010          6,637
   Other assets ..........................................................         4,432          4,335
                                                                               ---------      ---------
         Total other assets ..............................................         8,623         12,017
                                                                               ---------      ---------
         Total assets ....................................................     $ 142,799      $ 147,875
                                                                               =========      =========

                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              DECEMBER 31,     SEPTEMBER 30,
                                                                  1998             1999
                                                              ------------     -------------
                                                                                (UNAUDITED)
Current liabilities:
   Accounts payable .....................................     $     2,555      $       917
   Payroll taxes and other payroll deductions payable ...          26,607           16,895
   Accrued worksite employee payroll expense ............          19,161           43,181
   Other accrued liabilities ............................           2,190            5,493
   Deferred income taxes ................................             148               --
                                                              -----------      -----------
         Total current liabilities ......................          50,661           66,486

Noncurrent liabilities:
   Other accrued liabilities ............................           2,558            2,558
   Deferred income taxes ................................           2,723            4,196
                                                              -----------      -----------
         Total noncurrent liabilities ...................           5,281            6,754

Commitments and contingencies

Stockholders' equity:
   Common stock .........................................             149              149
   Additional paid-in capital ...........................          64,293           64,772
   Treasury stock, at cost ..............................          (1,968)         (18,078)
   Accumulated other comprehensive income (loss) ........             342              (93)
   Retained earnings ....................................          24,041           27,885
                                                              -----------      -----------
         Total stockholders' equity .....................          86,857           74,635
                                                              -----------      -----------
         Total liabilities and stockholders' equity .....     $   142,799      $   147,875
                                                              ===========      ===========



                            See accompanying notes.

                              ADMINISTAFF, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                       1998           1999           1998           1999
                                                    ----------     ----------     ----------     ----------
Revenues ......................................     $  431,511     $  562,812     $1,187,550     $1,544,348
Direct costs:
   Salaries and wages of worksite employees ...        357,827        466,409        982,781      1,281,094
   Benefits and payroll taxes .................         53,647         70,212        157,233        203,589
                                                    ----------     ----------     ----------     ----------

Gross profit ..................................         20,037         26,191         47,536         59,665

Operating expenses:
   Salaries, wages and payroll taxes ..........          6,672          9,223         19,229         26,849
   General and administrative expenses ........          4,711          6,152         12,736         16,458
   Commissions ................................          1,530          1,678          4,405          4,654
   Advertising ................................            911            932          2,777          2,861
   Depreciation and amortization ..............            961          1,817          2,572          4,715
                                                    ----------     ----------     ----------     ----------
                                                        14,785         19,802         41,719         55,537
                                                    ----------     ----------     ----------     ----------

Operating income ..............................          5,252          6,389          5,817          4,128
Other income (expense):
   Interest income ............................            837            568          2,535          1,883
   Other, net .................................             17              7             47             92
                                                    ----------     ----------     ----------     ----------

                                                           854            575          2,582          1,975
                                                    ----------     ----------     ----------     ----------

Income before income taxes ....................          6,106          6,964          8,399          6,103
Income tax expense ............................          2,320          2,577          3,192          2,259
                                                    ----------     ----------     ----------     ----------

Net income ....................................     $    3,786     $    4,387     $    5,207     $    3,844
                                                    ==========     ==========     ==========     ==========

Basic net income per share of common stock ....     $     0.26     $     0.32     $     0.36     $     0.28
                                                    ==========     ==========     ==========     ==========

Diluted net income per share of common stock ..     $     0.26     $     0.32     $     0.35     $     0.28
                                                    ==========     ==========     ==========     ==========



                            See accompanying notes.

                              ADMINISTAFF, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                             ACCUMULATED
                                                  COMMON STOCK       ADDITIONAL                 OTHER
                                                     ISSUED           PAID-IN    TREASURY   COMPREHENSIVE  RETAINED
                                              SHARES      AMOUNT      CAPITAL     STOCK     INCOME (LOSS)  EARNINGS      TOTAL
                                             --------    --------    --------    --------     --------     --------     --------
Balance at December 31, 1998 ............      14,860    $    149    $ 64,293    $ (1,968)    $    342     $ 24,041     $ 86,857
   Purchase of treasury stock, at cost ..          --          --          --     (16,132)          --           --      (16,132)
   Sale of common stock put warrant .....          --          --         119          --           --           --          119
   Exercise of stock options ............          25          --         313          --           --           --          313
   Other ................................          --          --          47          22           --           --           69
   Change in unrealized gain (loss)
      on marketable securities ..........          --          --          --          --         (435)          --         (435)
   Net income ...........................          --          --          --          --           --        3,844        3,844
                                                                                                                        --------
   Comprehensive income .................                                                                                  3,409
                                             --------    --------    --------    --------     --------     --------     --------
Balance at September 30, 1999 ...........      14,885    $    149    $ 64,772    $(18,078)    $    (93)    $ 27,885     $ 74,635
                                             ========    ========    ========    ========     ========     ========     ========



                            See accompanying notes.

                              ADMINISTAFF, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      1998            1999
                                                                   -----------     -----------
Cash flows from operating activities:
   Net income .................................................    $     5,207     $     3,844
   Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization ...........................          2,950           5,088
      Bad debt expense ........................................            412             545
      Deferred income taxes ...................................            691           1,270
      Gain on the disposition of assets .......................            (47)            (83)
      Changes in operating assets and liabilities:
        Accounts receivable ...................................        (13,318)        (12,545)
        Prepaid expenses ......................................           (228)         (3,778)
        Other assets ..........................................            (55)            117
        Accounts payable ......................................           (157)         (1,638)
        Payroll taxes and other payroll deductions payable ....         (8,123)         (9,712)
        Accrued worksite employee payroll expense .............         14,155          24,020
        Other accrued liabilities .............................            817           3,303
        Income taxes payable/receivable .......................            632             650
                                                                   -----------     -----------
          Total adjustments ...................................         (2,271)          7,237
                                                                   -----------     -----------
          Net cash provided by operating activities ...........          2,936          11,081
Cash flows from investing activities:
   Marketable securities:
      Purchases ...............................................        (43,502)        (13,439)
      Proceeds from dispositions ..............................         19,450          31,517
   Property and equipment:
      Purchases ...............................................        (12,638)        (11,019)
      Proceeds from dispositions ..............................             70              68
   Investment in software development costs ...................         (1,349)         (3,975)
                                                                   -----------     -----------

          Net cash provided by (used in) investing activities..        (37,969)          3,152

                              ADMINISTAFF, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1998            1999
                                                                  -----------     -----------
Cash flows from financing activities:
   Proceeds from the sale of units consisting of common
      stock and common stock purchase warrants ...............    $    17,588     $        --
   Purchase of treasury stock ................................         (6,101)        (16,132)
   Proceeds from the sale of common stock put warrant ........             --             119
   Proceeds from the exercise of stock options ...............            801             313
   Proceeds from the exercise of common stock
      purchase warrants ......................................            635              --
   Loans to employees ........................................            (61)            137
   Other .....................................................             24              69
                                                                  -----------     -----------

         Net cash provided by (used in) financing activities..         12,886         (15,494)
                                                                  -----------     -----------

Net decrease in cash and cash equivalents ....................        (22,147)         (1,261)
Cash and cash equivalents at beginning of period .............         40,561          23,521
                                                                  -----------     -----------
Cash and cash equivalents at end of period ...................    $    18,414     $    22,260
                                                                  ===========     ===========







                            See accompanying notes.

                               ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 1999

1.       BASIS OF PRESENTATION

         Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, recruiting and selection, performance management, and training and development services to small and medium-sized businesses in several strategically selected markets. For the nine months ended September 30, 1998 and 1999, revenues from the Company's Texas markets represented 72.3% and 63.9% of the Company's total revenues, respectively.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The consolidated balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at September 30, 1999, and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

2.       NET INCOME PER SHARE

         The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                           1998           1999           1998           1999
                                                        -----------    -----------    -----------    -----------
Basic net income per share -
   weighted average shares outstanding .............         14,504         13,547         14,335         13,834
Effect of dilutive securities:
   Common stock purchase warrants -
     treasury stock method .........................             --             --             10             --
   Common stock options - treasury stock method ....            301             38            328             40
                                                        -----------    -----------    -----------    -----------

Diluted net income - weighted average shares
   outstanding plus effect of dilutive securities ..         14,805         13,585         14,673         13,874
                                                        ===========    ===========    ===========    ===========

3.       STOCKHOLDERS' EQUITY

         In January 1999, the Company's Board of Directors (the "Board") authorized a program to repurchase up to one million shares of the Company's outstanding common stock. In May 1999, the Board authorized the repurchase of up to one million additional shares under the repurchase program. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. As of September 30, 1999, the Company had repurchased 1,121,000 shares at a total cost of approximately $16.1 million, including 144,600 shares purchased from affiliates of Mr. Lang Gerhard, a greater than 10% shareholder, in a private transaction for approximately $2.3 million.

4.       MARKETABLE SECURITIES

         At September 30, 1999, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities,with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale.

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

         THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         The following table presents certain information related to the Company's results of operations for the three months ended September 30, 1998 and 1999 expressed on a dollar per worksite employee per month basis.

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                         ----------------------                      %
                                           1998         1999        CHANGE        CHANGE
                                         ---------    ---------    ---------     --------
                                                  ($ PER WORKSITE EMPLOYEE PER MONTH)

Revenues:
   Fee revenue ...........................    $ 3,785    $ 4,090    $   305          8.1%
   Bonus revenue .........................        187        179         (8)        (4.3)%
   Other revenue .........................          6          9          3         50.0%
                                              -------    -------    -------
                                                3,978      4,278        300          7.5%
Direct costs:
   Fee payroll of worksite employees .....      3,112      3,366        254          8.2%
   Bonus payroll of worksite employees ...        187        179         (8)        (4.3)%
   Benefits and payroll taxes ............        486        523         37          7.6%
   Other direct costs ....................          8         11          3         37.5%
                                              -------    -------    -------
                                                3,793      4,079        286          7.5%
                                              -------    -------    -------
Gross profit .............................        185        199         14          7.6%

Operating expenses:
   Salaries, wages and payroll taxes .....         62         70          8         12.9%
   General and administrative expenses ...         43         47          4          9.3%
   Commissions ...........................         14         13         (1)        (7.1)%
   Advertising ...........................          8          7         (1)       (12.5)%
   Depreciation and amortization .........          9         14          5         55.6%
                                              -------    -------    -------
                                                  136        151         15         10.3%
                                              -------    -------    -------
Operating income .........................         49         48         (1)        (2.0)%
Other income .............................          7          5         (2)       (28.6)%
                                              -------    -------    -------
Income before income taxes ...............         56         53         (3)        (5.4)%
Income tax expense .......................         21         20          1         (4.8)%
                                              -------    -------    -------
Net income ...............................    $    35    $    33    $    (2)        (5.7)%
                                              =======    =======    =======

Monthly gross markup per worksite
   employee ..............................    $   673    $   724    $    51          7.6%
                                              =======    =======    =======
Average number of worksite employees
   paid per month during period ..........     36,161     43,855      7,694         21.3%
                                              =======    =======    =======


         REVENUES

          The Company's revenues for the three months ended September 30, 1999, increased 30.4% over the same period in 1998 due to a 21.3% increase in worksite employees paid accompanied by an 8.1% increase in fee revenue per worksite employee. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 12.2% over the third quarter of 1998, while revenues from markets opened after 1993 increased 55.0%. Revenues from the state of Texas represented 61.5% of the Company's total revenues and Houston, the Company's original market, represented 35.6% of the total.

         The increase in fee revenue per worksite employee of $305, or 8.1%, directly relates to the increase in payroll cost per worksite employee of $254, or 8.2%. This increase reflects (i) compensation increases within the Company's existing worksite employee base; (ii) the addition of clients with worksite employees that have a higher average base pay than the existing client base;
(iii) the attrition of clients with worksite employees that have a lower average base pay than the existing client base; and (iv) the penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.

         GROSS PROFIT

         Gross profit for the third quarter of 1999 increased 30.7% over the third quarter of 1998, primarily due to the 21.3% increase in the number of worksite employees paid and a 7.6% increase in gross profit per worksite employee. Gross profit per worksite employee increased from $185 per month in the 1998 period to $199 per month in the 1999 period, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

         Approximately $18 of the $51 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining $33 increase in gross markup per employee was related to other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs, including
$7 related to a change in the method used to calculate service fees for clients who experience turnover within their workforce. The Company expects that this change will continue to increase the gross markup per worksite employee compared to 1998 for the remainder of 1999.

         Payroll taxes increased $20 per worksite employee over the third quarter of 1998, primarily due to the increased average payroll per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost increased slightly from 6.92% in the 1998 period to 7.02% in the 1999 period.

         The cost of health insurance and related employee benefits increased $5 per worksite employee over the third quarter of 1998 due to a 0.7% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans from 66.1% in the 1998 period to 67.0% in the 1999 period.

         Workers' compensation costs increased $12 per worksite employee per month over the third quarter of 1998, and increased from 0.92% of payroll cost in the 1998 period to 1.19% in the 1999 period. During the 1998 period, the Company received net proceeds of $475,000 from the settlement of a class action lawsuit related to premiums paid in a prior policy year.

         Gross profit, measured as a percentage of revenue, increased slightly from 4.64% in the 1998 period to 4.65% in the 1999 period, as the mathematical downward pressure associated with the increase in average payroll cost per worksite employee was offset in the third quarter of 1999 by the increase in gross profit per worksite employee.

         OPERATING EXPENSES

         Operating expenses increased 33.9% over the third quarter of 1998, primarily due to the 21.3% growth in worksite employees paid by the Company and the continuing investment in sales, service and technology infrastructure. Operating expenses per worksite employee increased from $136 in the 1998 period to $151 in the 1999 period.

         Salaries, wages and payroll taxes of corporate and sales staff increased from $62 per worksite employee in the 1998 period to $70 per worksite employee in the 1999 period. Approximately $5 of this increase was the result of a 23.5% increase in corporate and sales staff, combined with a 7.3% increase in the average payroll cost per employee. The remaining $3 increase was the result of increased 401(k) plan employer matching contributions and other incentive compensation.

         General and administrative expenses increased $4 per worksite employee over the third quarter of 1998. The increase resulted from (i) hardware and software maintenance fees and communications costs associated with the Company's Internet development and national technology platform; (ii) higher legal fees associated with corporate activities such as the ongoing 401(k) plan audit; and
(iii) higher rent expense due to recent openings of sales offices in St. Louis, San Francisco and New York and the new Atlanta operations center.

         Depreciation and amortization expense increased $5 per worksite employee as a result of the increased capital expenditures placed in service in 1998 and 1999, including (i) the implementation of a national technology infrastructure; (ii) the opening of new sales offices; (iii) the expansion and relocation of the Dallas operations center and opening of the Atlanta operations center; and (iv) the expansion of corporate headquarters.

         Commissions expense was slightly lower per worksite employee versus the third quarter of 1998 due to lower sales agency commissions. Advertising costs also declined slightly per worksite employee as the Company was able to increase its advertising coverage while incurring lower rates for much of its radio advertising. In addition, the Company utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

         NET INCOME

         Interest and other income decreased 32.7% from the third quarter of 1998 to the third quarter of 1999 due to a lower level of cash and marketable securities resulting from the repurchase of shares of the Company's common stock under the repurchase program approved by the Company's Board of Directors in January 1999.

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax exempt interest income. The effective income tax rate for the 1999 period was consistent with the 1998 period.

         Operating income and net income per worksite employee were $48 and $33 in the 1999 period, versus $49 and $35 in the 1998 period. The Company's net income and diluted net income per share for the quarter ended September 30, 1999, increased to $4.4 million and $0.32, versus $3.8 million and $0.26 for the quarter ended September 30, 1998.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

         The following table presents certain information related to the Company's results of operations for the nine months ended September 30, 1998 and 1999 expressed on a dollar per worksite employee per month basis.

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ----------------------                         %
                                                   1998         1999        CHANGE           CHANGE
                                                 ---------    ---------    ---------        --------
                                                          ($ PER WORKSITE EMPLOYEE PER MONTH)
Revenues:
   Fee revenue ..............................    $   3,714    $   4,003    $     289            7.8%
   Bonus revenue ............................          178          186            8            4.5%
   Other revenue ............................            7            8            1           14.3%
                                                 ---------    ---------    ---------
                                                     3,899        4,197          298            7.6%
Direct costs:
   Fee payroll of worksite employees ........        3,049        3,296          247            8.1%
   Bonus payroll of worksite employees ......          178          186            8            4.5%
   Benefits and payroll taxes ...............          507          543           36            7.1%
   Other direct costs .......................            9           10            1           11.1%
                                                 ---------    ---------    ---------
                                                     3,743        4,035          292            7.8%
                                                 ---------    ---------    ---------
Gross profit ................................          156          162            6            3.8%

Operating expenses:
   Salaries, wages and payroll taxes ........           63           73           10           15.9%
   General and administrative expenses ......           42           45            3            7.1%
   Commissions ..............................           14           12           (2)         (42.9)%
   Advertising ..............................            9            8           (1)         (11.1)%
   Depreciation and amortization ............            9           13            4           44.4%
                                                 ---------    ---------    ---------
                                                       137          151           14           10.2%
                                                 ---------    ---------    ---------
Operating income ............................           19           11           (8)         (42.1)%
Other income ................................            8            5           (3)         (37.5)%
                                                 ---------    ---------    ---------
Income before income taxes ..................           27           16          (11)         (40.7)%
Income tax expense ..........................           10            6           (4)         (40.0)%
                                                 ---------    ---------    ---------
Net income ..................................    $      17    $      10    $      (7)         (41.2)%
                                                 =========    =========    =========

Monthly gross markup per worksite employee ..    $     665    $     707    $      42            6.3%
                                                 =========    =========    =========

Average number of worksite employees
   paid per month during period .............       33,840       40,883        7,043           20.8%
                                                 =========    =========    =========

         REVENUES

         The Company's revenues for the nine months ended September 30, 1999, increased 30.0% over the same period in 1998 due to a 20.8% increase in worksite employees paid accompanied by a 7.8% increase in fee revenue per worksite employee. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the number of worksite employees paid. Revenues from markets opened prior to 1993

(the commencement of the Company's national expansion plan) increased 14.4% over the first nine months of 1998, while revenues from markets opened after 1993 increased 52.5%. Revenues from the state of Texas represented 63.9% of the Company's total revenues and Houston, the Company's original market, represented 38.1% of the total.

         The increase in fee revenue per worksite employee of $289, or 7.8%, directly relates to the increase in payroll cost per worksite employee of $247, or 8.1%. This increase reflects (i) compensation increases within the Company's existing worksite employee base; (ii) the addition of clients with worksite employees that have a higher average base pay than the existing client base;
(iii) the attrition of clients with worksite employees that have a lower average base pay than the existing client base; and (iv) the penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.

         GROSS PROFIT

         Gross profit for the first nine months of 1999 increased 25.5% over the first nine months of 1998, primarily due to the 20.8% increase in the number of worksite employees paid and a 3.8% increase in gross profit per worksite employee. Gross profit per worksite employee increased from $156 per month in the 1998 period to $162 per month in the 1999 period, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

         Approximately $20 of the $42 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was related to other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs.

         Payroll taxes increased $21 per worksite employee over the first nine months of 1998, primarily due to the increased average payroll per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.7% in both periods.

         The cost of health insurance and related employee benefits increased $11 per worksite employee over the first nine months of 1998 due to a 3.7% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans from 66.4% in the 1998 period to 67.1% in the 1999 period.

         Workers' compensation costs increased $5 per worksite employee per month, and increased from 1.15% of payroll cost in the 1998 period to 1.21% in the 1999 period.

         Gross profit, measured as a percentage of revenue, declined from 4.00% in the 1998 period to 3.86% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee, which had a corresponding effect on revenue, thus decreasing the gross profit margin.

         OPERATING EXPENSES

         Operating expenses increased 33.1% over the first nine months of 1998 as a result of the 20.8% growth in worksite employees paid by the Company and the continuing investment in sales, service and technology infrastructure. Operating expenses per worksite employee increased from $137 in the 1998 period to $151 in the 1999 period.

         Salaries, wages and payroll taxes of corporate and sales staff increased from $63 per worksite employee in the 1998 period to $73 per worksite employee in the 1999 period. Approximately $7 of this increase was the result of a 28.8% increase in corporate and sales staff, combined with a 6.6% increase in the average payroll cost per employee. The remaining increase was related to higher payroll tax rates and the adoption of an employer matching contribution feature in the Company's 401(k) retirement plan.

         General and administrative expenses increased $3 per worksite employee over the first nine months of 1998. The increase resulted from (i) hardware and software maintenance fees and communications costs associated with the Company's Internet development and national technology platform; (ii) higher legal and accounting fees associated with corporate activities such as the ongoing 401(k) plan audit and corporate entity changes; and (iii) higher rent expense due to recent openings of sales offices in St. Louis, San Francisco and New York and the new Dallas and Atlanta operations centers.

          Depreciation and amortization expense increased $4 per worksite employee as a result of the increased capital expenditures placed in service in 1998 and 1999, including (i) the implementation of a national technology infrastructure; (ii) the opening of new sales offices; (iii) the expansion and relocation of the Dallas operations center and opening of the Atlanta operations center; and (iv) the expansion of corporate headquarters.

         Commissions expense was slightly lower per worksite employee versus the first nine months of 1998 due to lower sales agency commissions. Advertising costs also declined slightly per worksite employee, as the Company was able to increase its advertising coverage while incurring lower rates for much of its radio advertising. In addition, the Company utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

         NET INCOME

         Interest and other income decreased 23.5% from the first nine months of 1998 to the first nine months of 1999 due to a lower level of cash and marketable securities resulting from the repurchase of shares of the Company's common stock under the repurchase program approved by the Company's Board of Directors in January 1999.

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax exempt interest income. The effective income tax rate for the 1999 period was consistent with the 1998 period.

         Operating income and net income per worksite employee were $11 and $10 in the 1999 period, versus $19 and $17 in the 1998 period. The Company's net income and diluted net income per share for the nine months ended September 30, 1999, were $3.8 million and $0.28, versus $5.2 million and $0.35 for the nine months ended September 30, 1998.

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

         The Company had $53.2 million in cash and cash equivalents and marketable securities at September 30, 1999, of which approximately $16.9 million was payable in October 1999 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At September 30, 1999, the Company had working capital of $31.8 million compared to $52.5 million at December 31, 1998. The decrease in working capital was due primarily to the use of $16.1 million to repurchase shares of the Company's common stock and capital expenditures of $15.0 million, including investments in intangible assets. These uses of cash were partially offset by the generation of $10.7 million of net income adjusted for non-cash items. As of September 30, 1999, the Company had no long-term debt.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's net cash provided by operating activities improved from the first nine months of 1998 to the first nine months of 1999, primarily due to a $12.8 million increase in customer prepayments of unbilled accounts receivable, partially offset by larger payroll tax payments and a prepayment of approximately $3.7 million of workers' compensation insurance premiums.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Net sales of marketable securities during the first nine months of 1999 represent funds used to repurchase shares of the Company's common stock and replenish cash used to purchase property and equipment.

         Capital expenditures during the 1999 period primarily consist of computer and telecommunications equipment, building improvements and furniture and fixtures at the Company's headquarters, Dallas operations center, Atlanta operations center, and New York, Austin and San Antonio sales offices.

         Investments in software development costs during the 1999 period relate primarily to the Company's Internet service delivery platform, Administaff Assistant, and enhancements to the Company's proprietary professional employer information system.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the 1999 period primarily include the repurchase of 1.1 million shares of the Company's common stock under the stock repurchase program approved by the Company's Board of Directors in January 1999.

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

         During 1999, the Company has tested the hardware and software components of its PEO information system in greater detail than the October 1998 tests. These tests included separate component tests of all hardware and related operating systems, along with vendor certification of Year 2000 compliance, when available, followed by a system-wide test of the applications within the PEO information system. The system-wide test was concluded in early November 1999, and represented a comprehensive test of the critical functionality of the PEO information system including the core processes of payroll processing, electronic funds transfers and dissemination of benefits information. This series of tests did not identify any issues that have not already been remedied. The Company plans to conduct similar testing on January 1 and 2, 2000, to ensure that all applications and systems are available for use on the first business day of 2000. The Company does not expect to encounter any significant issues at that time based on the results of its testing thus far.

          The Company has also assessed its third-party vendor relationships and has identified approximately 40 vendors that it considers critical to the operations of the Company. These critical vendors primarily include third-party hardware and software vendors, financial institutions and benefit providers. The Company has requested written information from each of these vendors regarding their Year 2000 plans and state of readiness. With regard to third-party hardware and software vendors, the Company has confirmed Year 2000 compliance with the vendors for all of the components defined as critical to ongoing operations. With regard to financial institutions, the Company has received periodic reports from its vendors on their Year 2000 compliance efforts. The Company believes that each of these financial institutions is preparing for the Year 2000 in accordance with milestones established by federal banking regulatory authorities. With regard to benefit providers, the Company has reviewed documentation that indicates that its vendors believe their mission-critical systems are Year 2000 compliant. The Company tested its ability to create data transmission files for its financial institutions and benefit providers in conjunction with the testing of its proprietary PEO information system, noting no significant issues. The Company is awaiting responses from several vendors regarding their ability to process those test files.

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

          Contingency Planning. The Company has previously developed a disaster recovery plan to be used in the event of unexpected business interruptions. The Company is currently developing specific contingency plans, to complement its disaster recovery plan, for those processes that are considered critical in preventing an interruption of business operations as a result of Year 2000 issues. Among the components of the Company's Year 2000 contingency plans are
(i) the establishment of an emergency response team specifically assigned to the Year 2000 issue; (ii) the testing of Year 2000 systems compliance by information technology and client services staff immediately following the date change; and (iii) the offering of alternatives to our normal operating procedures to our clients, such as preparing payroll checks in advance of the date change or suspending direct deposit payroll temporarily upon request.

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

          OTHER MATTERS

          During the third quarter, Administaff completed development and began implementation of its comprehensive eBusiness strategy. The three-pronged approach includes establishing a business-to-business eCommerce portal, creating a small business community-of-interest site, and completing Administaff Assistant, the Company's eService platform.

          The eCommerce portal is intended to bring a broad range of product and service offerings from best-of-class providers to the premium small business community represented by the Administaff client base. The Company intends to leverage its buying power and relationships into significant savings for clients and new revenue streams for the Company.

          The community-of-interest site will be designed to provide rich content and services from the Company and the best-of-class provider network to extend the Administaff brand and presence as the human resource department for small business. The Company intends to join with alliance partners to market the site to a broad audience of small business owners to develop new relationships.

          Administaff Assistant development will continue to focus on providing automated, personalized PEO services over the Internet, creating internal and external efficiencies. The Company recently deployed a web reporting tool and expects to deploy its web payroll application during the fourth quarter of 1999, both of which represent significant steps in the continuation of this element of the Company's strategy.

          On November 3, 1999, the Company announced a three-year strategic alliance and services agreement with Luminant Worldwide Corporation. Under the terms of the agreement, each company will provide its basic services to the other, and both will serve as test sites for refining new service delivery models.

         Administaff will provide comprehensive PEO services to Luminant and all of its worksite employees. Luminant expects to employ an average of 1,000 worksite employees in the first year of the agreement, increasing to an average of 2,000 worksite employees in the third year of the agreement. In addition, Administaff and Luminant will work together to refine the Company's service model for clients with more than 500 employees.

         As a strategic Internet professional services partner, Luminant will provide Administaff with a broad range of eBusiness consulting services, including strategic planning, development and implementation of Administaff's aggressive eService and eCommerce strategies. Administaff estimates it will incur costs of approximately $3 million in each of the first two years of the contract, and $4 million in the third year.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

          The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) the effectiveness of the Company's sales and marketing efforts, including the Company's marketing agreement with American Express, American Express' ability to set qualified appointments and the Company's ability to convert those appointments into sales; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (v) the Company's ability to effectively implement its eBusiness strategy, including identifying and reaching agreements with strategic alliance partners, timely rollout of and attraction of visitors to its eCommerce portal and community of interest sites, effective generation of revenues from eBusiness initiatives and unanticipated development costs of eBusiness initiatives; (vi) the effectiveness and estimated costs of the Company's Year 2000 conversion and contingency plans; and (vii) changes in the competitive environment in the PEO industry. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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


                                                Administaff, Inc.



Date: November 12, 1999                         By: /s/ Richard G. Rawson
                                                   -----------------------------
                                                        Richard G. Rawson
                                                     Executive Vice President
                                                    and Chief Financial Officer
                                                   (Principal Financial Officer)


Date: November 12, 1999                         By: /s/ Samuel G. Larson
                                                   -----------------------------
                                                        Samuel G. Larson
                                                     Vice President, Finance
                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.          DESCRIPTION
-----------          -----------
   27                Financial Data Schedule