Form 10-K405
period 1999-12-31
ADMINISTAFF INC \DE\
filed 2000-03-10
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

     For the transition period from             to
                                    -----------    -----------

                           Commission File No. 1-13998

                                ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                                                      76-0479645
(State or other jurisdiction of                                                       (I.R.S. Employer
incorporation or organization)                                                       Identification No.)

    19001 Crescent Springs Drive
            Kingwood, Texas                                                                 77339
(Address of principal executive offices)                                                  (Zip Code)


Registrant's Telephone Number, Including Area Code:  (281) 358-8986

Securities Registered Pursuant to Section 12(b) of the Act:

            Common Stock, par value $0.01 per share                                 New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock                    New York Stock Exchange
                       (Title of class)                                     (Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2000, 13,485,272 shares of the registrant's common stock, par value $0.01 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the March 1, 2000 closing price of the common stock as reported by the New York Stock Exchange) was approximately $437 million.

     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 2, 2000 which the registrant intends to file within 120 days of the end of the fiscal year.

================================================================================

                                TABLE OF CONTENTS


                                     PART I


Item 1.   Business..............................................................................   2

Item 2.   Properties............................................................................  17

Item 3.   Legal Proceedings.....................................................................  17

Item 4.   Submission of Matters to a Vote of Security Holders...................................  17


                                     PART II


Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters.........................................................  18

Item 6.   Selected Financial Data...............................................................  19

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................................  20

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk............................  36

Item 8.   Financial Statements and Supplementary Data...........................................  37

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................  37


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant....................................  38

Item 11.  Executive Compensation................................................................  38

Item 12.  Security Ownership of Certain Beneficial Owners and Management .......................  38

Item 13.  Certain Relationships and Related Transactions........................................  38


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  39

                                     PART I

     This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends," "plans," "projects," "believes," "estimates," and similar expressions. In the normal course of business, Administaff, Inc. ("Administaff" or the "Company"), in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, factors discussed in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the factors discussed under the caption "Factors That May Affect Future Results and the Market Price of Common Stock," beginning on page 32.


ITEM 1. BUSINESS.

GENERAL

     Administaff is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services. The Company was organized as a corporation in 1986 and has provided PEO services since inception.

     The Company's Personnel Management System is designed to improve the productivity and profitability of small and medium-sized businesses. It relieves business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. It also promotes employee performance through human resource management techniques that improve employee satisfaction. The Company provides the Personnel Management System by entering into a Client Services Agreement ("CSA"), which establishes a three-party relationship whereby the Company and client act as co-employers of the worksite employees. Under the CSA, Administaff assumes responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client company retains the employees' services in its business and remains the employer for various other purposes. The Company charges a comprehensive service fee, which is invoiced along with each periodic payroll of the client. The fee is based upon the gross payroll of each client and the Company's estimated cost of providing the services included in the Personnel Management System.

     Administaff is a leading provider of PEO services, both in terms of the number of worksite employees and in terms of revenues. The Company, which serves client companies with worksite employees located throughout the United States, is currently executing a long-term national expansion strategy targeting approximately 90 sales offices located in 40 strategically selected markets. As part of this expansion strategy, the Company opened three new sales offices and entered one new market during 1999. As of December 31, 1999, the Company had 25 sales offices located in 15 markets. For the year ended December 31, 1999, Houston, the Company's original market, accounted for approximately 36% of the Company's revenues with other Texas markets contributing an additional 25%. During 1999, revenues grew 15% in the Texas markets and 83% in the non-Texas markets.

     The Company's national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service capacity. During 1999, the Company opened a new service center in Atlanta and continued to place human resources and customer service personnel in its sales markets. As of December 31, 1999, the Company had three service centers, which when fully staffed, will provide the capacity to serve approximately 100,000 worksite employees. In addition, the Company has human resources and customer service personnel located in 13 of its 15 sales markets. The Company expects to continue its national expansion at a pace consistent with that of the past few years.

     In the fourth quarter of 1999, the Company announced the expansion of its eBusiness strategy. The strategy includes the continuing development and expansion of Administaff Assistant, the Company's Internet-based service delivery platform, with a focus on providing automated, personalized PEO services to clients and worksite employees. In addition, the Company is developing a business-to-business eCommerce portal designed to provide the Company's clients and worksite employees with a wide variety of value-added products and services. The Company also plans to extend its brand and presence as the human resources department for small business by developing and exchanging its human resources content with various community-of-interest sites targeted to small and medium-sized businesses.

PEO INDUSTRY

     The PEO industry began to evolve in the early 1980's largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. PEO arrangements generally transfer broad aspects of the employer/employee relationship to the PEO. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide employee benefits at a level typically available only to large corporations with substantial resources and devote more attention to human resources management.

     Growth in the PEO industry has been significant. The Company believes that the key factors driving demand for PEO services include (i) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies, (ii) the need to provide competitive health care and related benefits to attract and retain employees, (iii) the increasing costs associated with health and workers' compensation insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

     A significant factor in the growth of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with NAPEO, have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the legitimacy and further development of the industry. While many states do not explicitly regulate PEOs, 19 states (including Texas) have enacted legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in 18 states. The cost of compliance with these regulations is not material to the Company's financial position or results of operations.

PEO SERVICES

     The Company serves small and medium-sized business by providing the Personnel Management System, which encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services. The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client company are the following:

o    Internal Revenue Code (the "Code")            o    Americans with Disabilities Act (ADA)
o    Federal Income Contribution Act (FICA)        o    Age Discrimination in Employment Act
o    Federal Unemployment Tax Act (FUTA)                  (ADEA)
o    Fair Labor Standards Act (FLSA)               o    The Family and Medical Leave Act (FMLA)
o    Employee Retirement Income Security Act       o    Health Insurance Portability and
     (ERISA)                                            Accountability Act (HIPAA)
o    Consolidated Omnibus Budget Reconcilia-       o    Drug-Free Workplace Act
     tion Act of 1987 (COBRA)                      o    Occupational Safety and Health Act
o    Immigration Reform and Control Act                   (OSHA)
     IRCA)                                         o    State unemployment and employment
o    Title VII (Civil Rights Act of 1964)                 security laws
                                                   o    State workers' compensation laws

     While these regulations are complex, and in some instances overlapping, Administaff assists its client companies in achieving compliance with these regulations by providing services in four primary categories: administrative functions, benefit plans administration, personnel management and employer liability management. All of the following services are included in the Personnel Management System and are available to all client companies.

     Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing and workers' compensation claims reporting.

     Benefit Plans Administration. The Company's benefit plans include the following: a group health plan, a dependent care spending account plan, a worklife program, an educational assistance plan, an adoption assistance program, group term life insurance coverage, accidental death and dismemberment insurance coverage, short-term and long-term disability insurance coverage and a 401(k) plan. The group health plan includes medical, dental, vision and prenatal care, and a prescription drug program. All eligible employees may participate in the 401(k) plan, while various components of the welfare and fringe benefit plans are provided to applicable employees based on eligibility provisions specific to those plans. The Company is responsible for the costs and premiums associated with these plans, acts as plan administrator of the plans, negotiates the terms and costs of the plans, maintains the plans in accordance with applicable federal and state regulations and serves as liaison for the delivery of such benefits to worksite employees. The Company believes that this variety and quality of benefit plans are generally not available to its small and medium-sized business target market and are usually found only in larger companies that can spread program costs over a much larger group of employees. Moreover, the Company believes that the availability of these benefit plans provide our clients with a competitive advantage that small and medium-sized businesses are normally unable to attain in the areas of benefits cost, employee recruiting and employee retention.

     Personnel Management. The Company provides a wide variety of personnel management services which gives its client companies access to resources normally found only in the human resources departments of large companies. All client companies receive the Company's comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. Other human resources services provided include drafting and reviewing personnel policies and employee handbooks, designing job descriptions, performing prospective employee screening and background investigations, designing performance appraisal processes and forms, and providing professional development and issues-oriented training, employee counseling, substance abuse awareness training, drug testing, outplacement services and compensation guidance.

     Employer Liability Management. Under the CSA, the Company assumes many of the liabilities associated with being an employer. For those potential employment-related liabilities that Administaff does not assume, the Company can assist its clients in managing and limiting exposure. This includes first time and ongoing safety reviews as well as the implementation of safety programs designed to reduce workers' compensation claims. Administaff can also provide guidance to clients on avoiding liability for discrimination, sexual harassment and civil rights violations, and participates in termination decisions to attempt to secure protection from liability on those grounds. When a claim arises, the Company often assists in the client's defense regardless of whether the Company has been named directly. The Company employs in-house and external counsel specializing in several areas of employment law who have broad experience in disputes concerning the employer/employee relationship. This expertise allows Administaff's clients to contest many claims, which they might otherwise have been inclined to settle. The Company also monitors changing government regulations and notifies clients of their potential effect on employer liability.

eBUSINESS SERVICES

     In the fourth quarter of 1999, the Company announced the expansion of its eBusiness strategy. This comprehensive strategy is designed to add new revenues streams and extend the Company's brand as the human resources department for small business. The Company also expects its eBusiness services to positively impact its core PEO services by enhancing the Company's attractiveness to prospective clients, increasing client retention and reducing operating costs.

     Prior to the fourth quarter of 1999, the Company's eBusiness strategy revolved solely around Administaff Assistant, the Company's Internet-based PEO service delivery platform. During 1998, the Company released the first version of Administaff Assistant, which included basic functionality such as (i) customer-specific payroll information and reports, (ii) an online personnel guide, (iii) printable online human resources forms, (iv) frequently asked questions, (v) links to benefits providers and other key vendors and (vi) search capabilities, including the ability to search for health care providers. In the fourth quarter of 1999, the Company completed a second major enhancement to Administaff Assistant, which included improved and expanded reporting of human resources information and the on-line submission and approval of payroll data. The Company initially deployed this expanded functionality to a limited number of clients as beta test participants and expects to make it available to all clients during 2000.

     Under the expanded eBusiness strategy, the Company plans to continue the development of expanded functionality within Administaff Assistant, with a continued focus on providing automated, personalized PEO services to the Company's clients and worksite employees. The Company believes that Administaff Assistant will become the primary tool used by its PEO clients to complete routine transactions with the Company, including updating human resource data and transmitting payroll data. The Company believes this transition will reduce the costs of performing those routine transactions, while allowing the Company's corporate employees to focus on its clients' more complex human resources issues.

     The Company's second major eBusiness initiative involves establishing a business-to-business eCommerce portal, which will bring a wide range of product and service offerings from best-of-class providers to Administaff clients, worksite employees and their families. The Company expects this portal to bring value-added products and services to these constituencies and new revenue streams to the Company. In addition, the Company anticipates that its ability to provide added value for its clients will improve client retention and enhance the attractiveness of its core PEO services.

     The Company is in the process of building the eCommerce portal, and expects that the portal will become functional near the end of the first quarter of 2000. Administaff has entered into a number of alliances for products and services to be offered through the portal, including IBM (Internet tools for small businesses), Forrester Research (Internet research and rankings of eCommerce sites), works.com and Accompany.com (online business purchasing) and Dell (computers and equipment purchasing). In addition, the Company has entered into a letter of intent to form an alliance with Aon Enterprise Insurance Services, Inc. under which Aon will offer property and casualty insurance to Administaff's client companies. In connection with its relationship with the Company, IBM is participating in the construction of the portal by providing development and consulting services.

     The final initiative in the Company's eBusiness strategy involves exchanging human resources content with various community-of-interest sites targeted at the small and medium-sized business community. Through these sites, the Company plans to provide a wide range of content and services to extend its brand and attract additional clients to its core PEO service.

     In the fourth quarter of 1999, the Company announced a strategic alliance with Luminant Worldwide Corporation, under which Luminant is providing a broad range of eBusiness consulting services, including a significant role in the development of Administaff Assistant and strategic planning for the eCommerce portal and the Company's overall eBusiness strategy. Administaff estimates that it will incur consulting costs of approximately $3 million in each of the first two years of the alliance, and $4 million in the third year. Under the alliance, Administaff will also provide comprehensive PEO services to Luminant and its worksite employees. The Company expects to co-employ an average of 1,000 Luminant worksite employees in the first year of the alliance, increasing to an average of 2,000 worksite employees in the third year of the alliance. In addition, Administaff and Luminant will work together to refine Administaff's service model for clients with more than 500 employees.

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

Administaff

o Payment of wages and related tax reporting and remittance (state and federal withholding, FICA, FUTA, state unemployment);
o    Workers' compensation compliance, procurement, management and reporting;

o Compliance with COBRA, IRCA, HIPAA and ERISA (for plans sponsored by Administaff), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and
o    Employee benefit procurement.

Client

o Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;
o    Assignment to, and ownership of, all intellectual property rights;
o Compliance with Section 414(o) of the Code regarding benefit discrimination;
o Compliance with OSHA regulations, EPA regulations, FLSA, WARN and state and local equivalents and compliance with government contracting provisions;
o Compliance with NLRA, including all organizing efforts and expenses related to a collective bargaining agreement and related benefits; and
o Professional licensing requirements, fidelity bonding and professional liability insurance.

Joint

o Implementation of policies and practices relating to the employee/employer relationship;
o    Selection of fringe benefits, including employee leave policies; and
o Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

     Because Administaff is a co-employer with the client company for some purposes, it is possible that Administaff could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that Administaff could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages to manage its exposure to these types of claims, and as a result, the costs in excess of insurance premiums incurred by the Company with respect to this exposure have historically been insignificant to the Company's operating results.

     Clients are required to pay Administaff no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction, and receipt of funds is verified prior to release of payroll. Although the Company is ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, it retains the ability to terminate the CSA as well as the employees upon non-payment by a client. This right, the periodic nature of payroll and the overall quality of the Company's client base have resulted in an excellent overall collections history.

CUSTOMERS

     Administaff provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community not served by most PEOs. The Company has set a long-term goal to serve approximately 10% of the overall small and medium-sized business community. In comparison to the overall small and medium-sized business community, the Company believes that its target client segment includes companies that place a higher-than-average value on its employees, are typically more successful than average from a growth or profitability perspective, and typically have a lower-than-average risk profile from a workers' compensation and benefits perspective. These factors have been demonstrated over the past several years in several ways. First, the Company's average gross payroll cost per worksite employee has grown at a rate more than double the national average as measured by the U.S. Employment Cost Index. Second, the Company's average benefits costs per worksite employee have grown at a rate in line with industry averages as surveyed by the healthcare consulting industry. Third, the Company's average workers' compensation insurance premiums as a percentage of payroll cost have declined significantly during this time period. Finally, Administaff's average gross payroll per worksite employee and average gross profit per worksite employee have been more than double the PEO industry average, as surveyed annually by NAPEO.

     Administaff serves client companies and worksite employees located throughout the United States. The Company's client base is broadly distributed throughout a wide variety of industries including services, wholesale trade, manufacturing, construction, finance, insurance, real estate, medical, retail trade and others. This diverse client base lowers the Company's exposure to downturns or volatility in any particular industry. However, the Company's performance could be affected by general economic conditions within the small and medium-sized business community. For the year ended December 31, 1999, Houston, the Company's original market, accounted for approximately 36% of the Company's revenues with other Texas markets contributing an additional 25%. During 1999, revenues grew 15% in the Texas markets and 83% in the non-Texas markets.

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

     The Company focuses heavily on client retention. Administaff's client retention record reflects that approximately 80% of Administaff's clients remain for more than one year, and that the retention rate improves for clients who remain with Administaff for longer periods. Client attrition is attributable to a variety of factors, including (i) client non-renewal due to price factors,
(ii) sale, disposition or merger of the client company, (iii) competition from other PEOs and business services firms, (iv) termination of the CSA by Administaff resulting from the client's inability to make timely payments, and
(v) client business failure or downsizing.

MARKETING AND SALES

     As of December 31, 1999, the Company had 25 sales offices located in 15 markets. The Company is currently executing a long-term national expansion strategy, which targets approximately 90 sales offices in 40 strategically selected markets. The Company's sales offices typically consist of six to ten sales representatives, a district sales manager and an office administrator. The Company's markets and their respective year of entry are as follows:

                                                               Initial
   Market                   Sales Offices                    Entry Date
   ------                   -------------                    ----------
Houston                           3                             1986
San Antonio                       1                             1989
Austin                            1                             1989
Orlando                           1                             1989
Dallas                            3                             1993
Atlanta                           2                             1994
Phoenix                           1                             1995
Chicago                           2                             1995
Washington D.C.                   1                             1995
Denver                            1                             1996
Los Angeles                       3                             1997
Charlotte                         1                             1997
St. Louis                         1                             1998
San Francisco                     2                             1998
New York                          2                             1999

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

     The Company's marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. The Company develops a mix of advertising media and a placement strategy tailored to each individual market. After selecting a market and developing its marketing mix, but prior to entering the market, the Company engages in an organized media and public relations campaign to prepare the market for the Company's entry and to begin the process of generating sales leads. The Company markets its services through a broad range of media outlets, including radio, newspapers, periodicals, direct mail and the Internet. The Company employs a public relations firm in each of its markets as well as advertising consultants to coordinate and implement its marketing campaigns. The Company has developed an inventory of proven, successful radio and newsprint advertisements, which are utilized in this effort.

     The Company's organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, the American Express marketing alliance described below and the Internet. These leads result in initial presentations to prospective clients, and, ultimately, a predictable number of client census reports. A prospective client's census report reflects information gathered by the sales representative about the prospect's employees, including job classification, state of employment, workers' compensation claims history, health insurance claims history, salary, and desired level of benefits. This information is entered into the Company's customized bid system, which applies Administaff's proprietary pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, the prospective client's workers' compensation and health insurance histories are evaluated from a risk management perspective. This prospective client screening process plays a vital role in controlling the Company's benefits costs and limiting its exposure to liability. Upon completion of a favorable risk evaluation, the sales representative presents the Company's bid and attempts to enroll the prospect. The Company's selling process typically takes approximately 90 days.

     In 1998, the Company entered into a Marketing Agreement with American Express, under which American Express is utilizing its resources to generate appointments with prospects for the Company's services in certain markets. In addition, the Company and American Express are working to jointly develop product offerings that enhance the current PEO services offered by the Company. The Marketing Agreement has a seven-year term and provides that American Express will not enter into an alliance with another PEO for the first three years. The Company pays a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement.

     Since the inception of the Marketing Agreement, efforts to generate sales appointments for Administaff sales representatives have been focused primarily through telemarketing to American Express' small business client base. Appointment generation has been substantial and steady since inception, while conversion rates have improved consistently as the co-branded sales effort has been enhanced. During 1998, American Express set a substantial number of appointments for Administaff sales representatives, but the conversion rate on those prospects was lower than the goal set for this relationship. After evaluating the types of appointments that were being generated, the process employed by American Express to set appointments was refined to focus on clients with more than 10 employees. During the first half of 1999, American Express again set a substantial number of appointments, and the conversion rates on these appointments increased. However, both Administaff and American Express believed that the Marketing Agreement was not significantly accretive to Administaff's growth and that the efficiency of these sales efforts could be further improved. As a result, the companies developed a new customized, co-branded sales effort designed to more accurately reflect the business partnership between Administaff and American Express. In addition, Administaff dedicated approximately 20% of its sales force specifically to the American Express alliance and provided specific training to these sales representatives regarding the co-branded sales presentation. Also, the appointment generation process employed by American Express was again refined to provide appointments to these specific sales representatives. During the second half of 1999, the American Express alliance generated approximately 26% of the Company's new clients sold, even though only 20% of the Company's sales representatives were involved. In addition, the conversion rate of the American Express appointment channel improved significantly and was second only to referrals from existing clients. During 2000, the Company expects to expand this customized sales approach to include a larger percentage of its sales representatives and sales markets.

COMPETITION

     Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, the Company considers its primary competition to be the traditional in-house provision of employee-related services. The PEO industry is highly fragmented, and the Company believes that it is one of the largest PEOs in the United States in terms of revenues. The Company's largest national competitors include Staff Leasing, Inc. and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, the Company faces competition from large regional PEOs in certain areas of the country. As the Company and other large PEOs expand nationally, the Company expects that competition may intensify among larger PEOs. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants.

     Competition in the PEO industry revolves primarily around quality of services, breadth of services, choice of benefits packages, quality of benefits, reputation and price. The Company believes that reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry. The Company also believes that it competes favorably in these areas. In addition, the Company believes that its value-added, full-service human resources solution is most suitable to a specific segment of the small and medium-sized business market not served by most PEOs.

VENDOR RELATIONSHIPS

     Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees.

     The Company's primary group health insurance vendor is Aetna U.S. Healthcare, Inc. ("Aetna"). The Company provides a range of health plan coverages under the plan, and Administaff's comprehensive fees to its clients reflect the coverage options provided. The Company initiated insurance coverage with Aetna in 1989, and the current one-year policy expires on December 31, 2000. The Company's coverage options with Aetna primarily include a PPO arrangement and an HMO plan. All Aetna coverages are fully insured and require the Company to fund claims and premiums up to a specified quarterly maximum amount. Aetna is required to fund all claims and premiums, if any, in excess of the quarterly maximum amount. These quarterly maximum amounts are adjustable, based on claims experience, with six months notice by Aetna. While Aetna bears ultimate legal responsibility for all claims, the Company seeks to minimize the costs of providing health care coverages through active assistance in the claims administration and resolution process, because the Company's long-term health care costs could be affected by its claims experience.

     The Company's workers' compensation policies have been provided by Reliance National Indemnity Co. since 1990. Since November 1994, the Company has been covered under a guaranteed cost plan whereby premiums are paid for complete coverage of all claims under the policy. The current three-year policy expires on September 30, 2001.

INFORMATION TECHNOLOGY

     The Company has developed state-of-the-art information technology capable of meeting the demands of payroll and related processing for the Company's worksite employees, satisfying the Company's administrative and management information needs, providing productivity enhancement tools to the Company's corporate staff and providing web-based access to certain tools and data. While the Company utilizes commercially available software for standard business functions such as finance and accounting, it has developed a proprietary professional employer information system for the delivery of its primary services. This system manages data relating to worksite employee enrollment, human resource management, benefits administration, payroll processing, management information, and sales bid calculations that are unique to the PEO industry and to Administaff. Central to the system is a payroll processing system that allows the Company to process a high volume of payroll transactions that meet the customized needs of its client companies.

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

     Beginning in 1998, the Company began to develop the next generation of this system using a combination of internal staff and contracted programmers. The scope of this development activity includes unifying and extending the database structure, improving processing speed, implementing a comprehensive payroll tax calculation module, integrating functionality with Administaff Assistant, increasing the reporting capabilities, and simplifying the user interface with the system. This project is currently expected to be completed during the second quarter of 2000 for deployment shortly thereafter.

     In addition, in 1998, the Company began to develop Administaff Assistant, an Internet-based service delivery platform, intended to combine functionality and content used in providing the Company's PEO services. During 1998 and 1999, the Company periodically deployed incremental enhancements and increased functionality through this platform such as access to payroll information and reports, access to various human resources forms, frequently asked questions, links to benefits providers and other key vendors, search capabilities and on-line submission of payroll data. The Company expects to continue to develop additional features and functionality to this platform throughout 2000. The majority of the resources being used in the development of this platform are being provided through the Company's relationship with Luminant Worldwide Corporation.

     The Company's primary information processing facility is located at the Company's corporate headquarters in Kingwood, Texas (a suburb of Houston) with secondary processing facilities located in Dallas, Texas and Atlanta, Georgia. The Dallas facility acts as a disaster recovery facility for the Company, capable of handling all of the Company's operations for a short period of time.

     During 1998 and 1999, the Company invested in substantially upgrading its overall network infrastructure. Workstations throughout the Company's corporate offices and services centers are connected to the corporate data center by high-speed network service through a Nortel solution utilizing the latest Gigabit technology. The Company's sales offices are connected to the data center through high-speed frame relay connections. The network backbone is a fiber-based network utilizing traffic leveling and advanced diagnostic capabilities allowing for optimal network performance. This network technology is intended to provide for faster, more reliable network connectivity throughout the Company's nationwide presence and to eventually take advantage of the convergence of voice, data and video telecommunications opportunities. The Company's principal computing platforms are Compaq/NT and IBM RISC 6000/AIX servers and Dell workstations. The Company utilizes RISC 6000 servers for its corporate database and Compaq/NT servers for file and other services.

INDUSTRY REGULATION

     The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer organizations, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. While many states do not explicitly regulate PEOs, 19 states (including Texas) have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

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

     EMPLOYEE BENEFIT PLANS

     The Company offers various employee benefit plans to its employees, including its worksite employees. The Company maintains these employee benefit plans as "single-employer" plans rather than "multiple-employer" plans. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code Section 401(k) and an employer matching contribution feature under Code Section 401(m)); a cafeteria plan under Code
Section 125; a group welfare benefits plan which includes medical, dental, vision, life insurance, disability and worklife programs; a dependent care plan; an educational assistance plan; and an adoption assistance program. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an "employer" of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a "co-employer." Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual's work. Among the factors which appear to be considered more important by the IRS are (1) the employer's degree of behavioral control (the extent of instructions, training and the nature of the work), (2) the financial control or the economic aspects of the relationship, and (3) the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity).

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

     The Company amended and restated the 401(k) Plan on December 15, 1994. Among other amendments, the Company added the matching contribution feature under Code Section 401(m) to the 401(k) Plan. In March 1995, the Company submitted the amended and restated 401(k) Plan to the IRS for a determination on its continued tax qualified status. The Company supplemented this filing with additional information on October 22, 1996, September 15, 1998 and June 25, 1999. The amended and restated 401(k) Plan is currently under review by the IRS. An IRS finding that the 401(k) Plan document merits tax qualified status is a determination as to form only and would not preclude a subsequent disqualification based on the Plan's operation.

     Separate from the IRS' review of the pending determination request, the Company's 401(k) Plan is currently under audit for the 1993 plan year, although certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group (the "Market Segment Group") for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is the Industry Issue (whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO's 401(k) plan). NAPEO and the Company are cooperating with the IRS in this study of the PEO industry. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office. A copy of the Technical Advice Request and the Company's response has been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it (1) covers worksite employees who are not employees of the Company and (2) failed a nondiscrimination test applicable to contributions and the Company has not furnished evidence that the 401(k) Plan satisfies an alternative test (see "401(k) Plan Nondiscrimination Testing Issues" below). The Company's response to the Technical Advice Request refutes the conclusions of the IRS Houston District. The Company understands that the Industry Issue identified by the Market Segment Group study also was referred to the National Office. If the Market Segment Group study were to reach a conclusion that is adverse to the PEO industry, there is an administrative procedure available to appeal that conclusion. In addition to working with the Market Segment Group study, NAPEO is actively engaged in policy discussions with both the Treasury Department and with members of Congress in an effort to reduce the likelihood of unfavorable conclusions and to procure favorable legislation.

     The Company does not know whether the National Office will address the Technical Advice Request independently of the Industry Issue. The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on the issues or, if issued, whether such a statement would be favorable to the Company. The Company intends to vigorously pursue a favorable resolution of the issues through one or more of the following methods: the audit-Technical Advice Request, the Market Segment Group study process, regulatory and legislative efforts, and, if necessary, legal action. If, however, any of these processes were to conclude that a PEO is not a co-employer of its worksite employees and such conclusion were to ultimately prevail, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company as they currently exist. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of such an adverse conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available similar benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

     401(k) Plan Nondiscrimination Testing Issues. In August 1996, the 401(k) Plan's record keeper advised the Company that certain nondiscrimination tests had been performed incorrectly for certain prior plan years, and it was determined that the 401(k) Plan had failed these nondiscrimination tests for the 1992, 1993, 1994 and 1995 plan years. With respect to the 1995 plan year, the Company voluntarily "cured" the operational defect in 1996 by causing the 401(k) Plan to refund the required excess contributions and earnings thereon to affected highly compensated participants, and the Company paid an excise tax of approximately $47,000 in 1996 related to refunded excess contributions. With respect to the 1992, 1993 and 1994 plan years, the Company entered into a Closing Agreement on Final Determination Covering Specific Matters ("Closing Agreement") dated December 22, 1999, with the IRS agreeing and determining that the IRS will treat the 401(k) Plan and its related trust as not being disqualified because of the 401(k) Plan's failure of these nondiscrimination tests during those plan years. As part of the Closing Agreement, the Company agreed to make a contribution to the 401(k) Plan on behalf of certain participants in an aggregate amount of approximately $831,000, which is equal to an amount which, if contributed, would cause the Plan to satisfy the failed nondiscrimination tests for such years, plus a calculated earnings amount on such contributions. Further, the Company agreed to pay a penalty of $70,000 to the United States Treasury. The amount of this settlement was substantially lower than the amount originally estimated and accrued in 1996, resulting in a non-recurring gain of $932,000 ($852,000 net of income tax effect) during the fourth quarter of 1999. This gain includes the impact of an adjusted amount recoverable from the plan's former record keeper pursuant to a 1996 agreement, under which the record keeper agreed to reimburse the Company for a portion of its settlement of the nondiscrimination testing issues.

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

     Possible Multiple Employer Plan Treatment. The U.S. Department of Labor ("DOL") issued an Advisory Opinion in December 1995 to a staff leasing company advising that particular company that its health plan, which covered worksite employees, was a multiple employer plan, rather than a single employer plan. Because the Company believes it is a co-employer of worksite employees, the Company views its group health plan, which also covers worksite employees, to be a single employer plan. However, if this DOL opinion were applied to the Company, it is possible, although the Company believes it is unlikely, that the DOL would assert penalties against the Company for having incorrectly filed annual reports treating its plan as a single employer plan. Such a conclusion, if applied to the other employee benefit plans that cover worksite employees, could result in additional liabilities of the Company. The Company does not believe that any such penalties, individually or in the aggregate, would be material to the Company's financial condition or results of operations. Further, even if such a conclusion is reached, the Company believes that it could continue to be able to make available comparable benefit programs to client companies.

     FEDERAL EMPLOYMENT TAXES

     As a co-employer, the Company assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code
Section 3101, et seq.; and (iii) obligations under FUTA, governed by Code
Section 3301, et seq. Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. The Market Segment Group discussed above is examining, among other issues, whether PEOs, such as the Company, are employers of worksite employees under the Code provisions applicable to federal employment taxes and, consequently, responsible for payment of employment taxes on wages and salaries paid to such worksite employees.

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

STATE REGULATION

     While many states do not explicitly regulate PEOs, 19 states (including Texas) have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state law. Administaff holds licenses in Arkansas, Florida, Montana, New Hampshire, New Mexico, Oregon, South Carolina, Tennessee, Texas and Utah. The Company is registered or certified in Colorado, Illinois, Kentucky, Maine, Massachusetts, Minnesota, Nevada, and Rhode Island. Regardless of whether a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company was instrumental in obtaining enactment of PEO legislation in

Texas, where it faced a number of challenges under state law, and believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

CORPORATE OFFICE EMPLOYEES

     The Company had approximately 800 corporate office and sales employees as of December 31, 1999. The Company believes that its relations with its corporate office and sales employees are good. None of the Company's corporate office and sales employees are covered by a collective bargaining agreement.

INTELLECTUAL PROPERTY

     The Company currently has registered trademarks and pending applications for registration. Although the Administaff mark is the most material to the Company's business, the Company's trademarks as a whole are also of considerable importance to the Company.

ITEM 2. PROPERTIES.

     The Company believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Company's short-term expansion plan. The Company will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and the Company's long-term service delivery requirements.

CORPORATE HEADQUARTERS

     The Company's corporate headquarters are located in Kingwood, Texas, in a 142,000 square foot campus-style facility. This facility, which includes 30 acres of undeveloped land for future expansion, is company-owned. All corporate operations are housed in the Kingwood facility, along with the Company's record retention center and primary data processing center.

SERVICE CENTERS

     The Company currently has three service centers located in Houston, Texas; Dallas, Texas and Atlanta, Georgia. The Houston service center, which services approximately 40% of the Company's worksite employee base, is currently located at the Company's corporate headquarters. The Houston service center will be relocated to a 40,000 square foot leased facility in late 2000. This planned facility, when fully staffed, will provide the capacity to service approximately 20,000 worksite employees.

     The Dallas service center, which currently services approximately 50% of the Company's worksite employee base, is located in a 40,000 square foot leased facility, which also serves as the Company's backup data processing center and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees when fully staffed.

     During 1999, the Company opened its third service center in Atlanta. The Atlanta service center, which currently services approximately 10% of the Company's worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2009, is designed to service approximately 40,000 worksite employees when fully staffed.

SALES OFFICES

     The Company currently has 25 sales offices located in 15 markets throughout the United States. All sales offices are located in leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. Each sales office is typically staffed by six to 10 sales representatives, a district sales manager and an office administrator. In addition, the Company has placed certain client service personnel in 13 of its 15 sales markets to provide high-quality, localized service to its clients in those major markets. The Company expects to continue placing various client service personnel in its sales markets as a critical mass of clients is attained in each market.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. The Company believes that its pending legal proceedings would not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

     The common stock commenced trading on the New York Stock Exchange following the Company's initial public offering on January 29, 1997. The Company's trading symbol is "ASF". As of March 1, 2000, there were approximately 1,955 holders of the common stock, including holders of record and persons for whom shares were held in "nominee" or "street name." The following table sets forth the high and low sale prices for the common stock as reported on the New York Stock Exchange composite transactional tape. On March 1, 2000, the closing sales price for the Company's common stock was $40.25.

                                               HIGH             LOW
1999
First Quarter .......................       $  34.500       $  12.125
Second Quarter ......................          17.875          11.125
Third Quarter .......................          17.313          14.313
Fourth Quarter ......................          30.750          14.375

1998

First Quarter .......................       $  49.000       $  23.938
Second Quarter ......................          46.250          35.500
Third Quarter .......................          52.938          22.188
Fourth Quarter ......................          34.750          21.625


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

                                                                    YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1995        1996            1997            1998         1999
                                             ----------   ----------      ----------      ----------   ----------
                                                     (in thousands, except per share and statistical data)
INCOME STATEMENT DATA:
   Revenues ..............................   $  716,210   $  899,596      $1,213,620      $1,683,063   $2,260,743
   Gross profit ..........................       28,873       37,856          51,269          68,610       89,528
   Operating income ......................        2,221        6,477           9,346(2)       11,201       10,559(1)
   Net income ............................        1,116        2,603(3)        7,439(2)        9,123        9,358(1)
   Basic net income per share ............   $     0.11   $     0.24(3)   $     0.56(2)   $     0.63   $     0.68(1)
   Diluted net income per share ..........   $     0.10   $     0.24(3)   $     0.53(2)   $     0.62   $     0.68(1)

BALANCE SHEET DATA:
   Working capital .......................   $    4,737   $    4,629      $   46,611      $   52,475   $   35,792
   Total assets ..........................       39,474       48,376         109,455         142,799      147,698
   Total debt ............................        4,679        4,603              --              --           --
   Total stockholders' equity ............       10,689       13,292          63,763          86,857       80,468

STATISTICAL DATA:
   Average number of worksite employees
      paid per month during period .......       19,255       22,234          26,907          34,819       42,479
   Gross payroll per employee per month(4)   $    2,331   $    2,562      $    2,855      $    3,083   $    3,360
   Gross profit per worksite
     employee per month ..................   $      125   $      142      $      159      $      164   $      176
   Operating income per worksite
   employee per month(5) .................   $       10   $       24      $       33      $       27   $       24

----------

(1) For the year ended December 31, 1999, operating income, net income and basic and diluted earnings per share would have been $12.0 million, $9.4 million, $0.69 and $0.68, excluding the impact of two unrelated, non-recurring items. See Notes 1 and 9 of the Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) For the year ended December 31, 1997, operating income, net income and basic and diluted net income per share would have been $10.7 million, $8.3 million, $0.62 and $0.59, excluding the impact of a non-recurring item. See
     Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) For the year ended December 31, 1996, net income and basic and diluted net income per share would have been $3.8 million, $0.35 and $0.34, excluding the impact of a non-recurring item. See Note 9 of Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) Excludes bonus payroll of worksite employees not subject to the Company's normal service fee.
(5) Results for the years ended December 31, 1999 and 1997 have been adjusted for non-recurring items as noted above.

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

OVERVIEW

     Administaff provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services. The Company's overall operating results are largely dependent on the number of worksite employees paid and can be measured in terms of revenues or costs per worksite employee paid per month. As a result, the Company often uses this unit of measurement in analyzing and discussing its results of operations.

     In addition to the ongoing sales of the Company's principal PEO services and the servicing of its client base, the Company currently has several strategic initiatives in progress, which, while supporting the Company's long-term plans, have increased the level of operating expenses for the near-term. The Company believes that these initiatives will provide long-term benefits to the Company, including the ability to maintain steady and predictable growth, enhanced client retention, new and incremental revenue streams and increased internal operational efficiencies. The initiatives include:

o Sales and Service Expansion. The Company is currently executing a long-term national expansion strategy targeting approximately 90 sales offices located in 40 markets. The plan calls for continuous expansion with approximately one new sales office opening each quarter. To support this expansion, the Company plans to open additional service centers as warranted by the growth in the number of clients and worksite employees in different regions of the country. In addition, the Company is expanding its service capacity by placing service personnel in its sales markets as the number of clients and worksite employees grows in each market.

          As of December 31, 1999, the Company had 25 sales offices located in 15 markets, three service centers, located in Houston, Texas; Dallas, Texas and Atlanta, Georgia, and 200 service personnel located in 13 markets, including approximately 150 located in the three service centers.

o Telecommunications and Network Upgrade. The Company has significantly upgraded and modified its telecommunications and network infrastructure to allow for enhanced communications among its sales offices, service centers and corporate offices.

o eBusiness Strategy. The Company is in the process of implementing a comprehensive eBusiness strategy, which comprises three primary components. First, the Company is continuing its development of its Internet-based service delivery platform, Administaff Assistant, which is designed to provide clients and worksite employees access to human resources information, transactional data and other components of the Company's PEO services 24 hours-a-day and seven days per week. Second, the Company is developing a business-to-business eCommerce portal for its client companies. Third, the Company plans to develop and share content with various community-of-interest sites targeting small and medium-sized businesses.

o Software Development. During 1998, the Company began to develop the next generation of its proprietary PEO information system and other software development projects associated with this system. Development activities on these projects continued in 1999, and are expected to continue in 2000.

     In addition to the expenses associated with these strategic initiatives, the Company continues to be affected by the ongoing IRS audit of the Company's 401(k) plan and IRS Employee Leasing Market Segment Study, although certain aspects of these issues were settled during 1999. For a discussion of these matters, see "Employee Benefit Plans" beginning on page 12.

     Revenues

     The Company's revenues are derived from its comprehensive service fees, which are based upon each employee's gross pay and a mark-up computed as a percentage of the gross pay. The comprehensive service fees are invoiced along with each periodic payroll. The Company's revenues are dependent on the number of clients enrolled, the resulting number of employees paid each period, the gross payroll of these employees and the number of employees enrolled in benefit plans.

     Direct Costs

     The Company's primary direct costs are (i) the salaries and wages of worksite employees ("payroll cost"), (ii) employment-related taxes ("payroll taxes"), (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. Payroll costs of worksite employees are affected by the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of the Company's markets. Changes in payroll costs generally have a proportionate impact on the Company's revenues.

     Payroll taxes consist of the employer's portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll. The federal tax rates are defined by the appropriate federal regulations. State unemployment tax rates are subject to claims histories and vary from state to state.

     Employee benefit costs are comprised primarily of health insurance costs but also include costs of other employee benefits such as life insurance, vision care, dental insurance, disability insurance, prescription card, education assistance, adoption assistance, a dependent care spending account and a worklife program.

     Workers' compensation costs include premiums, administrative costs and claims-related expenses under the Company's workers' compensation program. Since November 1994, the Company has been insured under a guaranteed cost program under which premiums are paid for full insurance coverage of all accident claims occurring during the policy period.

     The Company's gross profit per worksite employee is determined in part by its ability to accurately estimate and control direct costs and its ability to incorporate changes in these costs into the comprehensive service fees charged to clients, which are subject to contractual arrangements. Gross profit, measured as a percentage of revenue, is also affected by the comprehensive services fees and direct cost structure; however, due to the large portion of the Company's revenue being directly related to worksite employee payroll cost, changes in the level of payroll cost per worksite employee can cause fluctuations in this statistic which are not necessarily indicative of relative performance from period to period. As a result, the Company uses gross profit per worksite employee per month as its principal measurement of the relative performance at the gross profit level.

     Operating Expenses

     As a result of the strategic initiatives referred to above, operating expenses have increased significantly during the last several years. The types of operating expenses affected by each of the initiatives are as follows:

o    Sales and Service Expansion.
          - general and administrative expenses associated with establishing and maintaining sales offices and service centers;
          -    compensation expense for additional sales and service staff;
          - travel expense associated with maintaining a national sales and service presence; and
          - depreciation expense associated with capitalized costs of facilities, furniture and equipment and computer hardware and software.

o    Telecommunications and Infrastructure Upgrade.
          -    compensation expense of additional technology staff;
          - consulting expense associated with design and selection of technology products;
          -    ongoing maintenance costs of network hardware and software;
          -    ongoing data and voice transmission service costs; and
          - depreciation expense associated with capitalized costs of network hardware and software.

o    eBusiness Initiatives.
          - compensation expense of service, technology and support staff for Administaff Assistant;
          - consulting expense associated with the planning and development of Administaff Assistant, the eCommerce portal and the overall eBusiness strategy;
          - travel, legal and compensation expenses associated with obtaining alliance partners to participate in the eCommerce portal;
          - depreciation and amortization expenses associated with computer hardware and software used for, and the development costs of, Administaff Assistant and the eCommerce portal; and
          - ongoing maintenance costs of hardware and software associated with Administaff Assistant and the eCommerce portal.

o Software Development. Capitalized software costs that did not significantly affect operating results in 1999, but will begin to affect operating expenses through amortization expense as the new system is placed into service in 2000.

In addition, the Company has incurred travel and legal expenses associated with the IRS 401(k) plan audit and the IRS Employee Leasing Market study.

     Income Taxes

     The Company's provision for income taxes typically differs from the U.S. statutory rate of 34% due primarily to state income taxes and tax exempt interest income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation and amortization, software development costs, accrued state income taxes, client list acquisition costs, and the allowance for uncollectible accounts receivable. Changes in these items are reflected in the Company's financial statements through the Company's deferred income tax provision.

     RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

     The following table presents certain information related to the Company's results of operations for the years ended December 31, 1998 and 1999.

                                                                            YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                 1998               1999                  % change
                                                            --------------     --------------             ---------
                                                              (in thousands, except per share and statistical data)

Revenues ..............................................     $    1,683,063     $    2,260,743               34.3%
Gross profit ..........................................             68,610             89,528               30.5%
Operating expenses ....................................             57,409             78,969               37.6%
Operating income ......................................             11,201             10,559               (5.7)%
Other income ..........................................              3,417              3,653                6.9%
Net income ............................................              9,123              9,358                2.6%
Diluted net income per share of common stock ..........               0.62               0.68                9.7%

STATISTICAL DATA:
Average number of worksite employees paid per month ...             34,819             42,479               22.0%
Fee revenue per worksite employee per month ...........     $        3,756     $        4,084                8.7%
Fee payroll cost per worksite employee per month ......              3,083              3,360                9.0%
Gross mark-up per worksite employee per month .........                673                724                7.6%
Gross profit per worksite employee per month ..........                164                176                7.3%
Operating expenses per worksite employee per month ....                137                155               13.1%
Operating income per worksite employee per month ......                 27                 21              (22.2)%
Net income per worksite employee per month ............                 22                 18              (18.2)%

     REVENUES

     The Company's revenues increased 34.3% over 1998 due to a 22.0% increase in the average number of worksite employees paid per month accompanied by a 8.7% increase in the fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 14% over 1998, while revenues from markets opened after 1993 increased 63%. Revenues from the state of Texas represented 61% of the Company's total revenues and Houston, the Company's original market, represented 36% of the total.

     The 8.7% increase in fee revenue per worksite employee per month directly related to the 9.0% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company's existing worksite employee base; (ii) the addition of clients with worksite employees that had a higher average base pay than the existing client base; (iii) the attrition of clients with worksite employees that had a lower average base pay than the existing client base; and (iv) the penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.

     GROSS PROFIT

     Gross profit increased 30.5% over 1998 due primarily to the 22.0% increase in the average number of worksite employees paid per month accompanied by a 7.3% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased from $164 per month in 1998 to $176 per month in 1999, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with changes in the gross markup per worksite employee.

     Gross mark-up per worksite employee per month increased 7.6% from $673 in 1998 to $724 in 1999. Approximately 43% of the $51 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was related to other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs, including approximately $4 per worksite employee related to a change in the method used to calculate service fees for clients who experience turnover within their workforce.

     Payroll taxes increased $23 per worksite employee per month, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.2% in 1999 versus 7.3% in 1998.

     The cost of health insurance and related employee benefits increased $12 per worksite employee per month over 1998 due to a 3.1% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans from 66.4% in 1998 to 67.8% in 1999.

     Workers' compensation costs increased $5 per worksite employee per month, and increased slightly from 1.20% of payroll cost in 1998 to 1.25% in 1999, primarily due to higher bonus and other year-end compensation of worksite employees, some of which is subject to workers' compensation insurance premiums.

     Gross profit, measured as a percentage of revenue, declined from 4.08% in 1998 to 3.96% in 1999. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

     OPERATING EXPENSES

     The following table presents certain information related to the Company's operating expenses for the years ended December 31, 1998 and 1999.

                                             YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                        -------------------------------    -------------------------------
                                         1998        1999      % change     1998        1999      % change
                                        -------     -------    --------    -------     -------    --------
                                                (in thousands)            (per worksite employee per month)

Salaries, wages and payroll taxes       $26,522     $36,690      38.3%     $    63     $    72      14.3%
General and administrative expenses      17,474      23,219      32.9%          42          45       7.1%
Commissions                               5,968       6,429       7.7%          14          13      (7.1)%
Advertising                               3,740       4,090       9.4%           9           8     (11.1)%
Depreciation and amortization             3,705       7,103      91.7%           9          14      55.6%
Write-off of software
    development costs                        --       1,438     100.0%          --           3     100.0%
                                        -------     -------     ------     -------     -------     -----
      Total operating expenses          $57,409     $78,969      37.6%     $   137     $   155      13.1%
                                        =======     =======     ======     =======     =======     =====

     Operating expenses increased 37.6% over 1998 as a result of the 22.0% growth in the average number of worksite employees paid per month by the Company, combined with the effects of the previously mentioned strategic initiatives, all of which comprise investments in the Company's sales, service and technology infrastructure. Operating expenses per worksite employee increased 13.1% from $137 in 1998 to $155 in 1999.

     Operating expenses in 1999 include a non-recurring $1.4 million ($920,000 net of tax) write-off of certain capitalized software development costs. This write-off was the result of a periodic evaluation of all software development projects, which included a review of costs incurred to date, estimated costs to complete, estimated maintenance costs, and the availability of alternative software packages. Upon completion of this evaluation, the Company determined that the projects would be terminated and that the costs associated with two projects should be written off. The majority of the costs written off related to efforts to customize an electronic document management system to meet the Company's physical records management needs. Excluding the impact of this charge, operating expenses increased 35.1% over 1998, and increased from $137 per worksite employee in 1998 to $152 in 1999.

     Salaries, wages and payroll taxes of corporate and sales staff increased from $63 per worksite employee per month in 1998 to $72 in 1999. Approximately $6 of this increase was the result of a 25.9% increase in corporate and sales staff, combined with an 8.0% increase in the average salary per employee. The remaining increase was related to higher payroll tax rates and the adoption of an employer matching contribution feature in the Company's 401(k) retirement plan. The 25.9% increase in corporate and sales staff was devoted largely to supporting the Company's strategic initiatives, including a 23% increase in sales and sales support staff in the district sales offices, a 23% increase in service personnel, predominantly located in the Company's service centers and sales markets, a 90% increase in technology staff, and newly formed departments devoted to the Company's eBusiness initiatives.

     General and administrative expenses increased $3 per worksite employee per month over 1998. The increase resulted from (i) hardware and software maintenance fees and communications costs associated with the Company's Internet development, national technology platform and other technology initiatives; (ii) higher legal and accounting fees associated with corporate activities such as the ongoing 401(k) plan audit, corporate entity changes and eBusiness alliance contract negotiations; and (iii) higher rent expense due to recent openings of sales offices in St. Louis, San Francisco and New York, and the new Dallas and Atlanta service centers.

     Depreciation and amortization expense increased $5 per worksite employee as a result of the increased capital expenditures placed in service in 1998 and 1999, including (i) the implementation of a national technology infrastructure;
(ii) the implementation of certain new components of Administaff Assistant, primarily the web payroll and web reporting capabilities, which include both internal software developments costs and externally purchased software; (iii) the opening of new sales offices; (iv) the expansion and relocation of the Dallas service center and opening of the Atlanta service center; and (v) the expansion of corporate headquarters.

     Commissions expense declined slightly on a per worksite employee per month basis due to lower sales agency commissions. Advertising costs also declined slightly per worksite employee, as the Company was able to increase its advertising coverage while incurring lower rates for much of its radio advertising. In addition, the Company utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

     OTHER INCOME

     Interest income decreased 23.3% from $3.3 million in 1998 to $2.6 million in 1999, due to a lower level of cash and marketable securities resulting from the repurchase of shares of the Company's common stock under the repurchase program approved by the Company's Board of Directors in January 1999. In addition, the average interest rate related to interest-bearing investments declined slightly as the Company shifted a higher portion of its marketable securities into tax-exempt securities.

     During the fourth quarter of 1999, the Company entered into a Closing Agreement on Final Determination Covering Specific Matters with the Internal Revenue Service, settling nondiscrimination testing issues involving the Company's 401(k) plan for certain prior plan years. The actual amount of the settlement was substantially lower than the original estimate and accrual made in 1996, resulting in a non-recurring gain of $932,000 ($852,000 net of income tax effect) in the fourth quarter of 1999. This gain includes the impact of an adjusted amount recoverable from the Company's former third-party record keeper pursuant to a 1996 agreement, under which the record keeper agreed to reimburse the Company for a portion of its settlement of the nondiscrimination testing issues.

     The Company's provision for income taxes, which includes the effects of the non-recurring gain from settlement of the 401(k) testing issues, differs from the U.S. statutory rate of 34% in 1999 due primarily to certain portions of the final settlement and original accrual being non-deductible for income tax purposes. In addition, the Company's provision for income taxes differs from the U.S. statutory rate due to state income taxes and tax-exempt interest income in both years.

     NET INCOME

     Net income for 1999 was $9.4 million, or $0.68 per diluted share compared to $9.1 million, or $0.62 per diluted share in 1998. The 1999 results include the effects of two unrelated, non-recurring items: (i) a $932,000 gain ($852,000 net of income tax effect) associated with the settlement of nondiscrimination testing issues related to the ongoing audit of the Company's 401(k) plan for amounts less than the amount originally accrued for such issues in 1996; and
(ii) a $1.4 million ($920,000 net of income tax effect) write-off of software development costs incurred on projects which are not expected to be completed. Excluding the effects of these items, the 1999 net income and diluted earnings per share were also $9.4 million and $0.68.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997.

     The following table presents certain information related to the Company's results of operations for the years ended December 31, 1997 and 1998.

                                                                       YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                                    1997            1998      % change
                                                                 ----------     ----------    --------
                                                         (in thousands, except per share and statistical data)

Revenues ..............................................        $1,213,620     $1,683,063        38.7%
Gross profit ..........................................            51,269         68,610        33.8%
Operating expenses ....................................            41,923         57,409        36.9%
Operating income ......................................             9,346         11,201        19.8%
Other income ..........................................             2,562          3,417        33.4%
Net income ............................................             7,439          9,123        22.6%
Diluted net income per share of common stock ..........              0.53           0.62        17.0%

STATISTICAL DATA:
Average number of worksite employees paid per month ...            26,907         34,819        29.4%
Fee revenue per worksite employee per month ...........        $    3,492     $    3,756         7.6%
Fee payroll cost per worksite employee per month ......             2,855          3,083         8.0%
Gross mark-up per worksite employee per month .........               637            673         5.7%
Gross profit per worksite employee per month ..........               159            164         3.1%
Operating expenses per worksite employee per month ....               130            137         5.4%
Operating income per worksite employee per month ......                29             27        (6.9)%
Net income per worksite employee per month ............                23             22        (4.3)%

     REVENUES

     The Company's revenues increased 38.7% over 1997 due to a 29.4% increase in the average number of worksite employees paid per month accompanied by a 7.6% increase in the fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 27% over 1997, while revenues from markets opened after 1993 increased 59%. Revenues from the state of Texas represented 72% of the Company's total revenues and Houston, the Company's original market, represented 43% of the total. Revenues for the Texas markets as a whole and the Houston market both increased 29% over 1997.

     The 7.6% increase in fee revenue per worksite employee per month directly related to the 8.0% increase in fee payroll cost per worksite employee per month, reflecting the continuing effects of the net addition of clients with worksite employees that had a higher average base pay than the existing client base, primarily through the penetration of markets with generally higher wage levels, such as Los Angeles, Chicago and Washington, D.C. In addition, wage inflation within the Company's existing worksite employee base contributed to the increase in payroll cost per worksite employee. During the fourth quarter of 1998, the Company experienced a reduction in the rate of growth in the average payroll per worksite employee. For the quarter, the average payroll per worksite employee increased 5.5% over the same period in 1997 compared to a 9.0% increase for the nine months ended September 30, 1998.

     GROSS PROFIT

     Gross profit increased 33.8% over 1997 due primarily to the 29.4% increase in the average number of worksite employees paid per month accompanied by a 3.1% increase in gross profit per worksite employee per month. The increase in gross profit per employee was due to an increase in gross markup per worksite employee of $36 offset by an increase in benefits and payroll taxes per worksite employee of $31. The Company's pricing objectives attempt to improve the gross profit per worksite employee by matching or exceeding changes in the overall cost of its primary direct costs with increases in the gross markup per worksite employee.

     Gross mark-up per worksite employee per month increased 5.7% from $637 in 1997 to $673 in 1998. Approximately half of the $36 increase in gross markup per employee was the result of increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs. The remaining increase in gross markup per employee was related to increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee.

     The $31 increase in benefits and payroll taxes per worksite employee per month was due to higher payroll taxes and health insurance premiums per worksite employee, partially offset by lower workers' compensation costs per worksite employee per month.

     Payroll taxes increased $22 per worksite employee per month versus 1997. Approximately $16 of the increase was due to the increased payroll cost per worksite employee. The remaining increase was due to a net increase in the weighted average state unemployment tax rate paid by the Company, which increased the overall cost of payroll taxes as a percentage of payroll cost to 7.3% in 1998 from 7.1% in 1997.

     The cost of health insurance and related employee benefits increased $16 per worksite employee per month versus 1997 due to a 4.9% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under the Company's health insurance plans. Approximately 66.4% of the Company's worksite employees were covered by these plans during 1998 versus 64.6% in 1997.

     Workers' compensation costs decreased by $9 per worksite employee per month, and declined from 1.6% of payroll cost in 1997 to 1.2% in 1998, due primarily to a lower rate on the Company's fixed premium policy. In addition, the Company received $475,000 of proceeds in 1998 from the settlement of a class action lawsuit related to premiums paid in a prior year.

     Gross profit, measured as a percent of revenue, declined from 4.22% in 1997 to 4.08% in 1998. This decline was due primarily to the increase in average payroll per worksite employee, which had the corresponding effect of increasing revenue and applying mathematical pressure on the gross profit margin.

     OPERATING EXPENSES

     The following table presents certain information related to the Company's operating expenses for the years ended December 31, 1997 and 1998.

                                            YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,
                                        ------------------------------     ------------------------------
                                         1997        1998     % change       1997       1998     % change
                                        -------     -------   --------     -------     -------   --------
                                                (in thousands)            (per worksite employee per month)
Salaries, wages and payroll taxes       $18,562     $26,522     42.9%      $    57     $    63     10.5%
General and administrative expenses      12,727      17,474     37.3%           39          42      7.7%
Commissions                               4,724       5,968     26.3%           15          14     (6.7)%
Advertising                               3,784       3,740     (1.2)%          12           9    (25.0)%
Depreciation and amortization             2,126       3,705     74.3%            7           9     28.6%
                                        -------     -------     -----      -------     -------    ------
      Total operating expenses          $41,923     $57,409     36.9%      $   130     $   137      5.4%
                                        =======     =======     =====      =======     =======    ======

     Operating expenses increased 36.9% over 1997, which compared to an increase in revenue and gross profit of 38.7% and 33.8%, respectively. The overall increase in operating expenses can be attributed to the 29.4% growth in the average number of worksite employees paid by the Company and the continuing investment in infrastructure, technology and service capacity. Operating expenses per worksite employee per month were $137 in 1998 versus $130 for 1997, an increase of 5.4%.

     Salaries, wages and payroll taxes of corporate and sales staff increased from $57 per worksite employee per month in 1997 to $63 in 1998. Approximately half of this increase relates to a 45% increase in sales office staff, which includes district sales management, office administrators and sales representatives. The remainder of the increase is due to a 35% increase in corporate staff and a 3.6% increase in average payroll per corporate employee.

     General and administrative expenses increased $3 per worksite employee per month over 1997; however, the 1997 results included an unusual bad debt charge. Excluding the effects of this charge, general and administrative expenses increased $7 per worksite employee per month over 1997. Approximately $5 of this increase can be attributed to professional and consulting fees incurred in relation to ongoing technology projects, higher telecommunications costs, and the cost of maintenance contracts on new computer hardware and software. The Company incurred approximately $1.5 million in consulting fees related to technology initiatives, including its Internet service delivery platform and improving and enhancing its local area and wide area networks. The remainder of the increase is related to the opening of four district sales offices and the new Dallas operations center.

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

     Depreciation and amortization expense increased $2 per worksite employee per month as a result of the increased capital expenditures placed in service in 1997 and 1998.

     Commissions expense was slightly lower per worksite employee per month versus 1997 due to lower sales agency commissions. Advertising costs declined $3 per worksite employee per month as the Company incurred lower rates for much of its radio advertising and utilized resources available through its marketing agreement with American Express to generate leads and appointments for its sales representatives.

     NET INCOME

     Net interest income increased 29.8% from $2.6 million in 1997 to $3.3 million in 1998, due to the investment of the proceeds from the Company's initial public offering for the entire year in 1998 and the investment of the proceeds from the sale of common stock to American Express received in March 1998. The Company incurred no interest expense in 1998, while the 1997 period included the write-off of deferred financing costs relating to long-term debt that was repaid using a portion of the proceeds from the IPO.

     The Company's provision for income taxes differs from the U.S. statutory rate of 34% primarily due to state income taxes and tax exempt interest income. The effective income tax rate for 1998 was consistent with 1997.

     Operating income and net income per worksite employee per month were $27 and $22 in 1998, versus $29 and $23 in 1997. The Company's net income and diluted earnings per share for the year ended December 31, 1998 increased to $9.1 million and $0.62, versus $7.4 million and $0.53 for the year ended December 31, 1997.

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

     The Company had $56.2 million in cash and cash equivalents and marketable securities at December 31, 1999, of which approximately $21.5 million was payable in early January 2000 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At December 31, 1999 the Company had working capital of $35.8 million compared to $52.5 million at December 31, 1998. The decrease in working capital was due primarily to the use of $16.1 million to repurchase shares of the Company's common stock, as cash flows from operations of $17.8 million funded a large portion of the Company's capital expenditures of $19.0 million, including $5.2 million in capitalized software development costs.

     CASH FLOWS FROM OPERATING ACTIVITIES

     The Company's cash flows from operating activities in 1999 increased $3.9 million to $17.8 million due to a $3.9 million increase in net income adjusted for non-cash items from $16.6 million in 1998 to $20.5 million in 1999.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Capital expenditures, including software development costs, totaled $19.0 million in 1999 and $20.4 million in 1998. The level of capital expenditures incurred in the past two years is significantly higher than the periods prior to 1998 and relates directly to several of the strategic initiatives the Company currently has underway. For the two-year period, capital expenditures can be summarized as follows (in millions):

Computer hardware and software   $  16.7
Software development costs           7.7
Furniture and fixtures               8.1
Land                                 2.1
Buildings and improvements           3.9
Vehicles                             0.9
                                 -------
Total for 1998 - 1999            $  39.4
                                 =======

     Capital expenditures for computer hardware and software include the costs of application software directly related to the ongoing development of Administaff Assistant, the costs of network and telecommunications infrastructure required to support the national technology platform, the costs of desktop workstations for new employees in the corporate offices, sales offices and service centers and the cost of software for various corporate needs.

     Software developments costs include approximately $0.8 million to develop the initial release of Administaff Assistant, and approximately $2.0 million on subsequent enhancements to Administaff Assistant, including the web payroll and web reporting applications, which have recently been deployed. In addition, software development costs include approximately $3.1 million for a substantial upgrade of the Company's proprietary PEO information system, which is expected to be deployed during the summer of 2000. Software developments costs also include $1.4 million related to two projects, a records center automation system and a web content management system. In the fourth quarter of 1999, the Company determined that these two projects would not be completed, and the costs were written off.

     Capital expenditures for furniture and fixtures, land, building improvements and vehicles are largely related to equipping and furnishing seven new sales offices, new service centers in Dallas and Atlanta, and expansion to accommodate growth in the number of employees at the Company's corporate offices.

     The Company expects a continued high level of capital expenditures with a budget of approximately $21 million for 2000, which is primarily composed of continued software development, hardware and software costs related to Administaff Assistant, initial development related to the Company's eBusiness strategy, including the eCommerce portal, and continued expansion of corporate, sales and service centers to accommodate the ongoing growth of the Company.

     Net sales of marketable securities during 1999 primarily represent funds used to repurchase shares of the Company's common stock. Net purchases of marketable securities during 1998 primarily reflect the investment of the proceeds from the Company's Securities Purchase Agreement with American Express in highly liquid marketable securities with maturities ranging from 91 days to five years from the date of purchase, consisting primarily of corporate and government bonds.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities for 1999 primarily include the repurchase of 1.1 million shares of the Company's stock under the stock repurchase program approved by the Company's Board of Directors in January 1999 and expanded in May 1999.

     Cash flows from financing activities for 1998 consist primarily of items relating to the sale of units consisting of 693,126 shares of common stock (293,126 shares from Treasury Stock) and common stock purchase warrants for an additional 2,065,515 shares to American Express for a total cost of $17.7 million. Other significant cash flows from financing activities during 1998 included the exercise of warrants to purchase 140,508 shares of common stock by a third party warrant holder at a price of $4.52 per share, the repurchase of 140,508 shares of common stock from the third party warrant holder at a price of $21 per share, and the repurchase of 150,000 shares of common stock from three stockholders at a price of $21 per share.

     YEAR 2000

     As the Company's operations rely on several internal computer systems and third party vendor relationships, the Company prepared for the Year 2000 issue under the assumption it could cause potentially significant operational issues if not properly addressed. The Year 2000 issue generally describes the various problems which might have resulted from the failure of computer and other mechanical systems to properly process certain dates and date sensitive information.

     In preparing for the Year 2000 issue, the Company followed a methodology widely used in various industries to prepare for this event. Those steps included:

o sanctioning of the preparation efforts by management and the Board of Directors;
o assessing the potential risks associated with both its proprietary PEO system and its reliance on several critical third party vendors;
o testing the hardware and software application components of this system in various scenarios;
o obtaining written information from critical third party vendors on their state of readiness;
o communicating the status of the Company's preparations to its customers, employees and shareholders; and
o developing contingency plans including staffing the conversion time period and alternatives for customers during the period surrounding January 1, 2000.

     Through March 1, 2000, the Company has not experienced any adverse effects from the Year 2000 conversion and does not currently expect that it will experience any adverse effects. In addition, the Company has not experienced any adverse effects with any of its third party vendors or customers. While the Company does not expect that it will experience any adverse effects related to this issue, it will continue to monitor for Year 2000 specific issues on an informal basis using existing staff.

     The Company did not incur any significant costs related to preparations for the Year 2000 issue other than the time of internal personnel required to adequately prepare for the event, and does not expect to incur any material costs in the future.

     OTHER MATTERS

     The Company had net deferred tax liabilities of $4.5 million at December 31, 1999, versus $2.9 million at December 31, 1998. This increase is due primarily to differences between the book and tax basis of software development costs, prepaid commissions and depreciation.

     SEASONALITY, INFLATION AND QUARTERLY FLUCTUATIONS

     Historically, the Company's earnings pattern includes losses in the first quarter followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on the individual employees' cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

     Audit of the Company's 401(k) Plan; IRS Employee Leasing Market Segment
     Group

     The Company's 401(k) plan is currently under audit by the IRS for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. For a discussion of the issues being considered by the Market Segment Group, see Item 1, "Business - Industry Regulation". With respect to the 401(k) plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about whether participation in the 401(k) plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company's response refutes the conclusions of the IRS Houston District. The Company also understands that, with respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

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

     EXPENSES ASSOCIATED WITH EXPANSION

     The Company's past operating results have been affected by the Company's long-term national sales and service expansion. In many cases, the costs of this expansion have been incurred in advance of the anticipated growth in worksite employees (the primary driver of the Company's revenues). The Company expects to continue to incur substantial additional operating expenses in the foreseeable future as a result of continuing national expansion. See page 22 for a discussion of the types of expenses incurred in this expansion.

     ESTIMATED COSTS AND EFFECTIVENESS OF CAPITAL PROJECTS AND INVESTMENTS IN INFRASTRUCTURE

     The Company currently has several strategic initiatives in progress, which have significantly increased the level of capital expenditures and related depreciation expense incurred over the past several years. The Company has incurred approximately $39.4 million in capital expenditures in the past two years, and expects to incur approximately $21 million during 2000. These capital expenditures have been, and will continue to be, primarily associated with the expansion and upgrade of the Company's technology and telecommunications infrastructure, Internet service delivery capabilities, and corporate headquarters, sales and service facilities. There can be no assurances that the Company's cost to complete these projects will be as estimated or that the ultimate effectiveness of such projects will provide the necessary operating efficiencies required to offset the resulting increases in depreciation and amortization expense which accompany these expenditures. In addition, the Company may require additional capital resources to fund these and future capital expenditure requirements.

     ESTIMATED COSTS AND EFFECTIVENESS OF EBUSINESS STRATEGY

     The Company is implementing a comprehensive eBusiness strategy, which includes (i) the continued development of Administaff Assistant, the Company's Internet-based service delivery platform, with a focus on providing automated, personalized PEO services to the Company's clients and worksite employees; (ii) the development of a business-to-business eCommerce portal designed to deliver a wide variety of value-added products and services to the Company's clients, worksite employees and their families; and (iii) the development and exchanging of human resource content with various community-of-interest sites targeted at small and medium-sized businesses to extend the Company's brand and attract additional customers to its core PEO service.

     While the Company believes that this comprehensive strategy will ultimately lead to increased profitability through new revenue streams, operating expense savings and higher client retention, there can be no assurances that losses or diminished profitability will not be incurred in future periods as a result of these initiatives.

     Among the factors which could affect the success of the Company's eBusiness strategy are (i) the Internet connectivity and computer literacy of the Company's clients; (ii) the willingness of clients to accept an electronic service delivery platform; (iii) the Company's ability to identify, negotiate and integrate agreements with strategic partners; (iv) the timely rollout of the Company's eCommerce portal; (v) the attraction of clients and worksite employees to the eCommerce portal; (vi) the effective generation of revenues from the eBusiness initiatives, particularly eCommerce portal; (vii) unanticipated development costs related to the eBusiness initiatives; and (viii) the Company's ability to control or reduce operating expenses as a result of the eBusiness initiatives, particularly the development of Administaff Assistant.

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

     LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS

     Under the CSA, the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. The Company assumes such obligations as a principal, not merely as an agent of the client company. The Company's obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee, and (ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. If a client company does not pay the Company or if the costs of benefits provided to worksite employees exceeds the fees paid by a client company, the Company's ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on its financial condition or results of operations.

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

     While many states do not explicitly regulate PEOs, 19 states (including Texas) have passed laws that have licensing or registration requirements for PEOs and several other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state law. While the Company generally supports licensing regulation because it serves to validate the PEO relationship, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that the Company will be able to renew its licenses in all states.

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

     NEED TO RENEW OR REPLACE CLIENT COMPANIES

     The Company's standard CSA is subject to cancellation on 60 days' notice by either the Company or the client. Accordingly, the short-term nature of the CSA makes the Company vulnerable to potential cancellations by existing clients, which could materially and adversely affect the Company's financial condition and results of operations. In addition, the Company's results of operations are dependent in part upon the Company's ability to retain or replace its client companies upon the termination or cancellation of the Client Service Agreement. Historically, approximately 20% of the Company's clients have remained clients for less than one year and there can be no assurance that the number of contract cancellations will not increase in the future.

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

     GEOGRAPHIC MARKET CONCENTRATION

     While the Company has sales offices in 15 markets, 11 of these represent expansion markets pursuant to the Company's national expansion plan. The Company's Houston and Texas (including Houston) markets accounted for approximately 36% and 61%, respectively, of the Company's revenue for the year ended December 31, 1999. Accordingly, while a primary aspect of the Company's strategy is expansion in its current and future markets outside of Texas, for the foreseeable future a significant portion of the Company's revenues may be subject to economic factors specific to Texas (including Houston). While the Company believes that its market expansion plans will eventually lessen this risk in addition to generating significant revenue growth, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Texas (including Houston) markets.

     COMPETITION AND NEW MARKET ENTRANTS

     The PEO industry is highly fragmented. Many of these PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants which are comparable in size to the Company. The Company also encounters competition from "fee for service" companies such as payroll processing firms, insurance companies and human resource consultants. In addition, several of the Company's PEO competitors have recently been acquired by large business services companies, such as Automatic Data Processing, Inc. Such companies have substantially greater resources and provide a broader range of services than the Company. Accordingly, the PEO divisions of such companies may be able to provide more services at more competitive prices than may be offered by the Company. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than the Company may enter the PEO market, possibly including large "fee for service" companies currently providing a more limited range of services.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments and its available-for-sale marketable securities. The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate, risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

     As of December 31, 1999, the Company's available-for-sale marketable securities include an investment in a mutual fund, which holds corporate debt securities with maturities ranging up to 18 months. The amortized cost basis, fair market value and 30-day yield of this investment was $1,763,000, $1,749,000 and 5.95% at December 31, 1999. The following table presents information about the Company's remaining available-for-sale marketable securities as of December 31, 1999 (dollars in thousands):

                           Principal       Average
                           Maturities   Interest Rate
                         -------------  -------------
 2000                    $     10,510       5.9%
 2001                          10,562       6.5%
 2002                           4,855       5.1%
 2003                             645       6.0%
 2004                             600       4.8%
                         ------------   -------

 Total                   $     27,172       6.0%
                         ============   =======
 Fair Market Value       $     28,968
                         ============

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference to the information set forth under the captions "Proposal Number 1: Election of Directors - Nominees - Class II Directors (For Terms Expiring at the 2003 Annual Meeting)," "-Directors Remaining in Office," "-Executive Officers of the Company" and "-Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Administaff Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth under the captions "Proposal Number 1: Election of Directors - Director Compensation" and "-Executive Compensation" in the Administaff Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Administaff Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth under the caption "Proposal Number 1: Election of Directors - Certain Relationships and Related Transactions" in the Administaff Proxy Statement. See also Note 3 to the Consolidated Financial Statements.

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

          3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-96952)).
          3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-96952)).
          3.3 Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant's Form 8-A filed on February 4, 1998).
          4.1  Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-96952)).
          4.2 Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A filed on February 4, 1998).
          4.3 Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent.
          4.4 Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant's Form 8-A/A filed on May 19, 1999).
          4.5 Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A/A filed on August 9, 1999).
          4.6 Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant's form 8-A/A filed on August 9, 1999).
          4.7 Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant's Form 8-A filed on February 4, 1998).
          4.8 Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
          4.9 Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.3 to the
               Registrant's Form 10-Q for the quarter ended March 31, 1998).
          4.10 Warrant Agreement between Administaff, Inc. and American Express
               Travel Related Services Company, Inc., dated March 10, 1998
               (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
          4.11 Warrant Certificate No. 1, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
          4.12 Warrant Certificate No. 2, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
          4.13 Warrant Certificate No. 3, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
          4.14 Warrant Certificate No. 4, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).
          4.15 Warrant Certificate No. 5, evidencing that American Express Travel Related Services Company, Inc. is the registered holder of 465,515 warrants to purchase 465,515 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q filed for the quarter ended March 31,
               1998).
          10.1 Third Amended and Restated Promissory Note in the amount of $693,694.75 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of March 6, 2000, amending and restating a Promissory Note dated June 22, 1995.
          10.2 Second Amended and Restated Promissory Note in the amount of $300,000 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated April 11, 1996 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1998).
          10.3 Second Amended and Restated Security Agreement-Pledge among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, pursuant to which the collateral securing the promissory notes included in Exhibits
               10.1 and 10.2 is pledged (incorporated by reference to Exhibit
               10.3 to the Registrant's form 10-K for the year ended December 31, 1998).
          10.4* Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-85151)).
          10.5* First Amendment to the Administaff, Inc. 1997 Incentive Plan
               (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (No. 333-85151)).
          10.6* Second Amendment to the Administaff, Inc. 1997 Incentive Plan
               (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8 (No. 333-85151)).
          10.7* Third Amendment to the Administaff, Inc. 1997 Incentive Plan
               (incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement of Form S-8 (No. 333-85151)).
          10.8* Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan
               (incorporated by reference to Exhibit 99.5 to the Registrant's Registration Statement of Form S-8 (No. 333-85151)).
          10.9 Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant's Registration Statement on Form S-8 (No. 333-85151)).
          10.10 Administaff, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant's form S-8 (No. 333-36363)).
          10.11 Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

          10.12 First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998 (incorporated by reference to
                Exhibit 10.12 to the Registrant's Form 10-K for the year ended December 31, 1998)).
          21.1  Subsidiaries of Administaff, Inc.
          23.1  Consent of Independent Auditors.
          27.1  Financial Data Schedule.

          ---------------------

          * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)       Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on March 10, 2000.

                                       ADMINISTAFF, INC.

                                       By:    /s/ RICHARD G. RAWSON
                                           -------------------------------------
                                                     Richard G. Rawson
                                       Executive Vice President, Chief Financial
                                                   Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 10, 2000:

          Signature                                                                  Title
          ---------                                                                  -----
/s/ PAUL J. SARVADI                                                 President, Chief Executive Officer and
----------------------------                                                       Director
Paul J. Sarvadi                                                           (Principal Executive Officer)


/s/ RICHARD G. RAWSON                                             Executive Vice President, Chief Financial
----------------------------                                            Officer, Treasurer and Director
Richard G. Rawson                                                         (Principal Financial Officer)


/s/ SAMUEL G. LARSON                                             Vice President, Enterprise Project Management
----------------------------                                              (Principal Accounting Officer)
Samuel G. Larson


/s/ LINDA FAYNE LEVINSON                                                           Director
----------------------------
Linda Fayne Levinson


/s/ PAUL S. LATTANZIO                                                              Director
----------------------------
Paul S. Lattanzio


/s/ JACK M. FIELDS, JR.                                                            Director
----------------------------
Jack M. Fields, Jr.


/s/ MICHAEL W. BROWN                                                               Director
----------------------------
Michael W. Brown


/s/ STEVE ALESIO                                                                   Director
----------------------------
Steve Alesio

                                ADMINISTAFF, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors..................................................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999....................................................F-3

Consolidated Statements of Operations for the years ended
   December 31, 1997, 1998 and 1999.............................................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1998 and 1999.............................................................................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1998 and 1999.............................................................................F-7

Notes to Consolidated Financial Statements......................................................................F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Administaff, Inc.

        We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                             ERNST & YOUNG LLP



Houston, Texas
February 8, 2000

                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    1998            1999
                                                                 ----------      ----------
Current assets:
   Cash and cash equivalents ...............................     $   23,521      $   25,451
   Marketable securities ...................................         49,670          30,717
   Accounts receivable:
      Trade ................................................          4,663           1,578
      Unbilled .............................................         19,719          31,286
      Other ................................................          1,668           1,342
   Prepaid expenses ........................................          2,469           8,332
   Income taxes receivable .................................          1,426              --
                                                                 ----------      ----------
      Total current assets .................................        103,136          98,706
Property and equipment:
   Land ....................................................          2,913           2,920
   Buildings and improvements ..............................          9,915          11,222
   Computer hardware and software ..........................         15,078          22,232
   Software development costs ..............................          3,347           7,075
   Furniture and fixtures ..................................         10,378          13,886
   Vehicles ................................................          1,308           1,386
                                                                 ----------      ----------
                                                                     42,939          58,721
   Accumulated depreciation ................................         (8,973)        (14,347)
                                                                 ----------      ----------
      Total property and equipment .........................         33,966          44,374
Other assets:
   Notes receivable from employees .........................          1,181             994
   Other assets ............................................          4,516           3,624
                                                                 ----------      ----------
      Total other assets ...................................          5,697           4,618
                                                                 ----------      ----------
      Total assets .........................................     $  142,799      $  147,698
                                                                 ==========      ==========

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        DECEMBER 31,
                                                                    1998            1999
                                                                 ----------      ----------
Current liabilities:
   Accounts payable ........................................     $    2,555      $    2,787
   Payroll taxes and other payroll deductions payable ......         26,607          21,518
   Accrued worksite employee payroll expense ...............         19,161          31,367
   Other accrued liabilities ...............................          2,190           5,737
   Deferred income taxes ...................................            148             141
   Income taxes payable ....................................             --           1,364
                                                                 ----------      ----------
         Total current liabilities .........................         50,661          62,914

Noncurrent liabilities:
   Other accrued liabilities ...............................          2,558              --
   Deferred income taxes ...................................          2,723           4,316
                                                                 ----------      ----------
         Total noncurrent liabilities ......................          5,281           4,316

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $ 0.01 per share:
      Shares authorized - 20,000
      Shares issued and outstanding - none .................             --              --
   Common stock, $ 0.01 par value:
      Shares authorized - 60,000
      Shares issued - 14,860 and 14,909
         at December 31, 1998 and 1999, respectively .......            149             149
   Additional paid-in capital ..............................         64,293          65,210
   Treasury stock, at cost - 343 and 1,451 shares
         at December 31, 1998 and 1999, respectively .......         (1,968)        (18,072)
   Accumulated other comprehensive income (loss) ...........            342            (218)
   Retained earnings .......................................         24,041          33,399
                                                                 ----------      ----------
         Total stockholders' equity ........................         86,857          80,468
                                                                 ----------      ----------
         Total liabilities and stockholders' equity ........     $  142,799      $  147,698
                                                                 ==========      ==========




                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1997            1998           1999
                                                     ------------    ------------   ------------

Revenues .........................................   $  1,213,620    $  1,683,063   $  2,260,743
Direct costs:
    Salaries and wages of worksite employees .....      1,006,092       1,399,126      1,887,231
    Benefits and payroll taxes ...................        156,259         215,327        283,984
                                                     ------------    ------------   ------------

Gross profit .....................................         51,269          68,610         89,528

Operating expenses:
    Salaries, wages and payroll taxes ............         18,562          26,522         36,690
    General and administrative expenses ..........         12,727          17,474         23,219
    Commissions ..................................          4,724           5,968          6,429
    Advertising ..................................          3,784           3,740          4,090
    Depreciation and amortization ................          2,126           3,705          7,103
    Write-off of software development costs ......             --              --          1,438
                                                     ------------    ------------   ------------

                                                           41,923          57,409         78,969
                                                     ------------    ------------   ------------

Operating income .................................          9,346          11,201         10,559
Other income (expense):
    Interest income ..............................          2,952           3,341          2,562
    Interest expense .............................           (378)             --             --
    Other, net ...................................            (12)             76          1,091
                                                     ------------    ------------   ------------

                                                            2,562           3,417          3,653
                                                     ------------    ------------   ------------

Income before income tax expense .................         11,908          14,618         14,212
Income tax expense ...............................          4,469           5,495          4,854
                                                     ------------    ------------   ------------

Net income .......................................   $      7,439    $      9,123   $      9,358
                                                     ============    ============   ============

Basic net income per share of common stock .......   $       0.56    $       0.63   $       0.68
                                                     ============    ============   ============

Diluted net income per share of common stock .....   $       0.53    $       0.62   $       0.68
                                                     ============    ============   ============




                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                               COMMON STOCK     ADDITIONAL                 OTHER
                                                  ISSUED         PAID-IN    TREASURY    COMPREHENSIVE  RETAINED
                                            SHARES     AMOUNT    CAPITAL      STOCK     INCOME (LOSS)  EARNINGS     TOTAL
                                           --------   --------  ----------  --------   -------------   --------   --------

Balance at December 31, 1996                 10,726   $    107   $  5,706    $     --     $     --     $  7,479   $ 13,292
  Issuance of common stock through
     initial public offering, net of
     offering costs of $ 5,669                3,000         30     45,301          --           --           --     45,331
  Purchase of treasury stock, at cost            --         --         --      (1,999)          --           --     (1,999)
  Repurchase of common stock
     purchase warrants                           --         --       (542)         --           --           --       (542)
  Exercise of common stock
     purchase warrants                          474          5         43          --           --           --         48
  Exercise of stock options                      21         --        156          --           --           --        156
  Other                                          --         --          6           1           --           --          7
  Change in unrealized gain
     on marketable securities                    --         --         --          --           31           --         31
  Net income                                     --         --         --          --           --        7,439      7,439
                                                                                                                  --------
  Comprehensive income                                                                                               7,470
                                           --------   --------   --------    --------     --------     --------   --------
Balance at December 31, 1997                 14,221        142     50,670      (1,998)          31       14,918     63,763
  Purchase of treasury stock, at cost            --         --         --      (6,101)          --           --     (6,101)
  Sale of units consisting of
     common stock and common
     stock purchase warrants, net
     of issuance costs of $ 146                 400          4     11,468       6,116           --           --     17,588
  Exercise of common stock
     purchase warrants                          141          2        633          --           --           --        635
  Exercise of stock options                      98          1        866          --           --           --        867
  Income tax benefit from
     exercise of stock options                   --         --        575          --           --           --        575
  Other                                          --         --         81          15           --           --         96
  Change in unrealized gain
     on marketable securities                    --         --         --          --          311           --        311
  Net income                                     --         --         --          --           --        9,123      9,123
                                                                                                                  --------
  Comprehensive income                                                                                               9,434
                                           --------   --------   --------    --------     --------     --------   --------
Balance at December 31, 1998                 14,860        149     64,293      (1,968)         342       24,041     86,857
  Purchase of treasury stock, at cost            --         --         --     (16,132)          --           --    (16,132)
  Sale of common stock put warrant               --         --        119          --           --           --        119
  Exercise of stock options                      49         --        644          --           --           --        644
  Income tax benefit from
     exercise of stock options                   --         --         95          --           --           --         95
  Other                                          --         --         59          28           --           --         87
  Change in unrealized gain (loss)
     on marketable securities                    --         --         --          --         (560)          --       (560)
  Net income                                     --         --         --          --           --        9,358      9,358
                                                                                                                  --------
  Comprehensive income                                                                                               8,798
                                           --------   --------   --------    --------     --------     --------   --------
Balance at December 31, 1999                 14,909   $    149   $ 65,210    $(18,072)    $   (218)    $ 33,399   $ 80,468
                                           ========   ========   ========    ========     ========     ========   ========

                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                         1997          1998          1999
                                                                       --------      --------      --------
Cash flows from operating activities:
   Net income ....................................................     $  7,439      $  9,123      $  9,358
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ..............................        2,661         4,239         7,604
      Write-off of software development costs ....................           --            --         1,438
      Deferred income taxes ......................................         (794)        2,748         1,586
      Bad debt expense ...........................................        1,855           575           699
      Loss (gain) on disposition of assets .......................            7           (75)         (182)
      Changes is operating assets and liabilities:
         Accounts receivable .....................................       (5,906)       (5,559)       (8,855)
         Prepaid expenses ........................................         (712)         (884)       (5,863)
         Other assets ............................................          154        (3,074)          808
         Accounts payable ........................................          827         1,134           232
         Payroll taxes and other payroll deductions payable ......        9,091         7,417        (5,089)
         Accrued worksite employee payroll expense ...............        4,768         1,008        12,206
         Other accrued liabilities ...............................          657        (1,129)          989
         Income taxes payable/receivable .........................          463        (1,580)        2,885
                                                                       --------      --------      --------
            Total adjustments ....................................       13,071         4,820         8,458
                                                                       --------      --------      --------
            Net cash provided by operating activities ............       20,510        13,943        17,816

Cash flows from investing activities:
   Marketable securities:
      Purchases ..................................................      (51,784)      (49,019)      (13,459)
      Proceeds from dispositions .................................       25,647        25,282        31,517
   Property and equipment:
      Purchases ..................................................       (7,147)      (17,918)      (13,848)
      Proceeds from dispositions .................................           54            86           165
   Investment in software development costs ......................         (226)       (2,499)       (5,166)
                                                                       --------      --------      --------
            Net cash used in investing activities ................      (33,456)      (44,068)         (791)

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                       1997          1998          1999
                                                                     --------      --------      --------

Cash flows from financing activities:
   Repayments of long-term debt and short-term borrowings ......     $ (4,603)     $     --      $     --
   Proceeds from the sale of units consisting of
      common stock and common stock purchase warrants ..........           --        17,588            --
   Proceeds from the issuance of common stock ..................       47,408            --            --
   Purchase of treasury stock ..................................       (1,999)       (6,101)      (16,132)
   Repurchase of common stock purchase warrants ................         (542)           --            --
   Prepaid expenses - initial public offering costs ............         (282)           --            --
   Proceeds from the sale of common stock put warrant ..........           --            --           119
   Proceeds from the exercise of common
      stock purchase warrants ..................................           48           635            --
   Proceeds from the exercise of stock options .................          156           867           644
   Loans to employees ..........................................          (46)           --           187
   Other .......................................................            7            96            87
                                                                     --------      --------      --------
         Net cash provided by (used in) financing activities ...       40,147        13,085       (15,095)
                                                                     --------      --------      --------
Net increase (decrease) in cash and cash equivalents ...........       27,201       (17,040)        1,930
Cash and cash equivalents at beginning of year .................       13,360        40,561        23,521
                                                                     --------      --------      --------
Cash and cash equivalents at end of year .......................     $ 40,561      $ 23,521      $ 25,451
                                                                     ========      ========      ========

Supplemental disclosures:
   Cash paid for interest ......................................     $     62      $     --      $     --
   Cash paid for income taxes ..................................     $  4,800      $  4,326      $    383






                             See accompanying notes.

                                ADMINISTAFF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.  ACCOUNTING POLICIES

Description of Business

         Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System which encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. During 1997, 1998 and 1999, revenues from the Company's Texas markets represented 77%, 72% and 61% of the Company's total revenues, respectively.

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

Concentrations of Credit Risk

         Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable. The Company generally requires clients to pay invoices for service fees no later than one day prior to the applicable payroll date, and receipt of funds is verified prior to the release of payroll. As such, the Company generally does not require collateral.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Effective April 21, 1999, the Company entered into a one-year Credit Guaranty Bond agreement (the "Guaranty Bond"), under which an insurance company has agreed to reimburse the Company for losses incurred related to certain customer non-payments. The reimbursements are limited to one pay period through and including the date of the invoice for that period, are applicable only to clients who have executed an indemnity agreement with the insurance company, and are subject to a $25,000 deductible per claim. The Company has targeted clients with large payroll and clients with perceived credit risk for this program. At December 31, 1999, approximately 70% of the Company's targeted clients have executed an indemnity agreement under the Guaranty Bond. During 1999, activity covered under the Guaranty Bond was immaterial to the Company's results of operations and financial position, and the Company does not expect the Guaranty Bond to be renewed in April 2000. The Company intends to explore alternative credit insurance programs, but does not anticipate any material impact on its results of operations or financial position in the event that the Guaranty Bond is not replaced.

Marketable Securities

         The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 1999, all of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

Property and Equipment

         Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

               Buildings and improvements....................................................... 5-30 years
               Computer hardware and software...................................................  3-5 years
               Software development costs.......................................................  3-5 years
               Furniture and fixtures........................................................... 3-10 years
               Vehicles.........................................................................    5 years

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

         Software development costs relate primarily to the Company's proprietary professional employer information system and its Internet-based service delivery platform, Administaff Assistant. The Company periodically evaluates its capitalized software development costs for impairment in accordance with SOP 98-1 and SFAS No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. During the fourth quarter of 1999, the Company wrote off $1,438,000 related to two terminated projects after evaluating the costs incurred to date, expected cost of completion, expected maintenance costs and the availability of alternative software packages.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PEO Service Fees and Worksite Employee Payroll Costs

         The Company's revenues consist of service fees paid by its clients under its Client Services Agreements. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages, (ii) employment related taxes, (iii) employee benefit plan premiums and (iv) workers' compensation insurance premiums. The Company accounts for PEO service fees and the related direct payroll costs using the accrual method. Under the accrual method, PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Unbilled receivables at December 31, 1998 and 1999 are net of prepayments received prior to year-end of $1,505,000, and $3,338,000 respectively.

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

         Effective January 1, 1999, the Company amended the employer matching contribution and vesting features of its 401(k) plan. The Company matches 50% of an eligible worksite employee's contributions and 100% of an eligible corporate employee's contributions, both up to 6% of the employee's eligible compensation. In addition, for active employees on or after January 1, 1999, the vesting schedule for employer matching contributions was changed from five-year graded vesting to immediate vesting. During 1997, 1998 and 1999, the Company made employer-matching contributions of $1,674,000, $2,805,000 and $4,646,000, respectively. Of these contributions, $1,674,000, $2,805,000 and $3,761,000 were recovered from its client companies through services fees charged to those clients. The remainder represents employer contributions made on behalf of corporate employees.

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

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Comprehensive Income

         Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale marketable securities to be included in other comprehensive income. Prior to the adoption of SFAS No. 130, these amounts were reported as a separate component of stockholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.  MARKETABLE SECURITIES

     As of December 31, 1999, the Company's investments in marketable securities consist of debt securities with maturities ranging from 91 days to five years from the date of purchase. Approximately 36% of the marketable securities mature within one year of the balance sheet date. The following is a summary of the Company's available-for-sale marketable securities as of December 31, 1999:

                                                                      GROSS         GROSS
                                                      AMORTIZED    UNREALIZED     UNREALIZED     ESTIMATED
                                                         COST         GAINS         LOSSES      FAIR VALUE
                                                      ---------    ----------     ----------    ----------
                                                                       (IN THOUSANDS)

Obligations of state and local
    government agencies ..........................     $ 21,953     $     --      $   (125)     $ 21,828
U.S. corporate debt securities ...................        4,487           --           (41)        4,446
U.S. Treasury securities and obligations
    of U.S. government agencies ..................        2,732           --           (38)        2,694
Fixed income mutual funds ........................        1,763           --           (14)        1,749
                                                       --------     --------      --------      --------
                                                       $ 30,935     $     --      $   (218)     $ 30,717
                                                       ========     ========      ========      ========

For the years ended December 31, 1998 and 1999, net realized gains on sales of available-for-sale marketable securities were $72,000 and $92,000, respectively.

3.  NOTES RECEIVABLE FROM EMPLOYEES

         In June 1995, an officer and director of the Company exercised options to purchase 448,667 shares of common stock at a price of $ 0.75 per share. The purchase price was paid in cash by the officer. In connection with the exercise, the Company entered into a loan agreement with the officer, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the officer in the amount of $694,000. The loan agreement called for an additional amount to be advanced to the officer in the event the ultimate tax liability resulting from the exercise exceeded the statutory withholding requirements. In April 1996, the Company loaned the officer an additional $300,000 relating to this transaction. The loans are repayable on June 22, 2002, and April 11, 2001, respectively, accrue interest at 6.83%, and are secured by 48,982 shares of the Company's common stock.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  INCOME TAXES

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1998          1999
                                                           --------      --------
                                                               (IN THOUSANDS)
Deferred tax liabilities:
   Software development costs ........................     $ (1,128)     $ (2,427)
   Depreciation and amortization .....................         (978)       (1,193)
   Prepaid commissions ...............................       (1,265)       (1,072)
   State income taxes ................................         (100)           --
                                                           --------      --------
      Total deferred tax liabilities .................       (3,471)       (4,692)
Deferred tax assets:
   Uncollectible accounts receivable .................          215            57
   Other accrued liabilities .........................          246            --
   State income taxes ................................           --            14
   Other .............................................          139           164
                                                           --------      --------
      Total deferred tax assets ......................          600           235
                                                           --------      --------
Net deferred tax liabilities .........................     $ (2,871)     $ (4,457)
                                                           ========      ========

Net current deferred tax liabilities .................     $   (148)     $   (141)
Net noncurrent deferred tax liabilities ..............       (2,723)       (4,316)
                                                           --------      --------
                                                           $ (2,871)     $ (4,457)
                                                           ========      ========

The components of income tax expense are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1997        1998       1999
                                                         --------    --------   --------
                                                                  (IN THOUSANDS)
Current income tax expense:
   Federal ...........................................   $  4,628    $  1,964   $  2,776
   State .............................................        635         783        492
                                                         --------    --------   --------
      Total current income tax expense ...............      5,263       2,747      3,268
Deferred income tax expense (benefit):
   Federal ...........................................       (825)      2,379      1,339
   State .............................................         31         369        247
                                                         --------    --------   --------
      Total deferred income tax expense (benefit) ....       (794)      2,748      1,586
                                                         --------    --------   --------
   Total income tax expense ..........................   $  4,469    $  5,495   $  4,854
                                                         ========    ========   ========

         In 1998 and 1999, tax benefits of $575,000 and $95,000, respectively, resulting from deductions relating to disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders' equity.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The reconciliation of income tax expense computed at U. S. federal statutory tax rates to the reported income tax expense is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           1997        1998        1999
                                                         --------    --------    --------
                                                                  (IN THOUSANDS)

Expected income tax expense at 34% ...................   $  4,048    $  4,970    $  4,832
State income taxes, net of federal benefit ...........        446         887         488
Nondeductible expenses ...............................         74          91         126
Tax-exempt interest income ...........................       (126)       (453)       (348)
Other, net ...........................................         27          --        (244)
                                                         --------    --------    --------
Reported total income tax expense ....................   $  4,469    $  5,495    $  4,854
                                                         ========    ========    ========

5.  STOCKHOLDERS' EQUITY

         In January 1999, the Company's Board of Directors (the "Board") authorized a program to repurchase up to one million shares of the Company's outstanding common stock. In May 1999, the Board authorized the repurchase of up to one million additional shares under the repurchase program. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. As of December 31, 1999, the Company had repurchased 1,121,000 shares at a total cost of approximately $16.1 million, including 144,600 shares purchased from affiliates of Mr. Lang Gerhard, a greater than 10% shareholder, in a private transaction for approximately $2.3 million.

         In January, 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company sold units consisting of 693,126 shares of its common stock (293,126 shares from Treasury Stock) and warrants to purchase an additional 2,065,515 shares of common stock to American Express for a total purchase price of $17.7 million. The warrants have exercise prices ranging from $40 to $80 per share and terms ranging from three to seven years.

         In March 1998, the Company repurchased 150,000 shares of common stock from three stockholders, two of whom were officers of the Company and one who was a director of the Company at the time of the purchase, for a total cost of $3.1 million.

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

         In 1994, the Company issued warrants to purchase 153,230 shares of common stock with escalating exercise prices to a third party. In connection with the Company's initial public offering, 12,722 of such warrants were exercised at a price of $3.77 per sharing during 1997. During 1998, the remaining 140,508 warrants were exercised at a price of $4.52 per share and the Company repurchased these shares from the warrant holder at a price of $21 per share.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  EMPLOYEE INCENTIVE PLAN

         The Administaff, Inc. 1997 Incentive Plan, as amended, (the "Incentive Plan"), provides for options and other stock-based awards which may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. An aggregate of 1,482,957 shares of common stock of the Company are authorized to be issued under the Incentive Plan. At December 31, 1999, 470,077 shares of common stock were available for future grants under the Incentive Plan. All awards previously granted to employees under the Incentive Plan have been stock options, primarily intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). The purpose of the Incentive Plan is to promote the interests of the Company by encouraging employees of the Company and its subsidiaries and the non-employee directors of the Company to acquire or increase their equity interests in the Company and to provide a means whereby such persons may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options, the number of shares, and all of the terms of the awards. The Committee has granted limited authority to the President of the Company regarding the granting of stock options. The Board of Directors may at any time terminate or amend the Incentive Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options. Stockholder approval of an amendment to the Incentive Plan is necessary only when required by applicable law or stock exchange rules.

         Effective July 27, 1999, the Company adopted the Administaff Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The Non-Qualified Plan provides that options to purchase up to 600,000 shares of the Company's common stock may be granted in any calendar year to employees who are not officers. The purpose of the Non-Qualified Plan is similar to that of the Incentive Plan. The Non-Qualified Plan is administered by the Chief Executive Officer of the Company (the "CEO"). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares, and all of the terms of the options. The Committee may at any time terminate or amend the Non-Qualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

         The following summarizes stock option activity and related information:

                                                            YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                               1997                  1998                   1999
                                       -------------------    -------------------    -------------------

                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       SHARES       PRICE     SHARES       PRICE     SHARES       PRICE
                                       ------     --------    ------     --------    ------     --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Outstanding - beginning of year           346      $11.36        655      $16.33        720      $21.94
    Granted                               368       20.22        198       33.58        520       15.76
    Exercised                             (21)       7.38        (98)       8.82        (49)      13.25
    Canceled                              (38)      15.43        (35)      19.68        (69)      20.08
                                       ------      ------     ------      ------     ------      ------
Outstanding - end of year                 655      $16.33        720      $21.94      1,122      $19.57
                                       ======      ======     ======      ======     ======      ======
Exercisable - end of year                 176      $10.13        198      $17.12        285      $19.69
                                       ======      ======     ======      ======     ======      ======
Weighted average fair value
    options granted during year                    $ 7.99                 $17.62                 $ 9.34
                                                   ======                 ======                 ======

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The following summarizes information related to stock options outstanding at December 31, 1999:

                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                 -------------------------------------        -------------------------------------
                                                              WEIGHTED                                     WEIGHTED
                                               REMAINING       AVERAGE                      REMAINING       AVERAGE
                                                 LIFE         EXERCISE                        LIFE         EXERCISE
RANGE OF EXERCISE PRICES         SHARES         (YEARS)        PRICE          SHARES         (YEARS)        PRICE
------------------------         ------        ---------      --------        ------        ---------      --------
                                                            (SHARE AMOUNTS IN THOUSANDS)

$ 6.00 to $15.00                    159            6.1         $13.04            136            6.1         $12.92
$15.00 to $20.00                    627            8.8          16.29             52            7.3          18.37
$20.00 to $30.00                    151            7.7          22.96             60            7.7          22.94
$30.00 to $46.25                    182            8.7          33.54             37            8.6          35.24
                                 ------         ------         ------         ------         ------         ------
Total                             1,122            8.3         $19.57            285            7.1         $19.69
                                 ======         ======         ======         ======         ======         ======


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

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  --------------------------
                                                                                  1997       1998       1999
                                                                                  ----       ----       ----

Risk-free interest rate................................................            5.6%       5.2%       5.5%
Expected dividend yield................................................            0.0%       0.0%       0.0%
Expected volatility....................................................           0.34       0.54       0.65
Weighted average expected life (in years)..............................            5.0        5.0        5.0

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123, follows:

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                  --------------------------
                                                                                  1997       1998       1999
                                                                                  ----       ----       ----

Pro forma net income (in thousands)....................................         $ 6,995   $  8,070   $  7,370
Pro forma diluted earnings per share...................................         $  0.50   $   0.55   $   0.55

7.  EARNINGS PER SHARE

         The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                           ----------------------------
                                                                            1997       1998       1999
                                                                           ------     ------     ------
                                                                                  (IN THOUSANDS)
Denominator:
   Basic earnings per share - weighted average shares outstanding ....     13,298     14,380     13,731
   Effect of dilutive securities:
      Common stock purchase warrants - treasury stock method .........        449          7         --
      Common stock options - treasury stock method ...................        175        296         64
                                                                           ------     ------     ------
                                                                              624        303         64
                                                                           ------     ------     ------
   Diluted earnings per share - weighted average shares
      outstanding plus effect of dilutive securities .................     13,922     14,683     13,795
                                                                           ======     ======     ======

8.  OPERATING LEASES

         The Company leases various office facilities, furniture and equipment under operating leases. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $1,130,000, $1,827,000 and $2,915,000 in 1997, 1998 and 1999, respectively. At December 31, 1999, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

              2000...............................................        $   3,486
              2001...............................................            3,256
              2002...............................................            2,969
              2003...............................................            2,472
              2004 and thereafter................................            9,287
                                                                         ---------
                                                                         $  21,470
                                                                         =========

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

         The Company's 401(k) plan is currently under audit by the Internal Revenue Service (the "IRS") for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group (the "Market Segment Group") for the purpose of identifying specific compliance issues prevalent in certain

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. Two primary issues have arisen from these audits.

         The first issue involves the Company's rights under the Internal Revenue Code (the "Code") as a co-employer of its worksite employees, including officers and owners of clients companies. In conjunction with the 1993 401(k) plan year audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about whether worksite employee participation in the 401(k) plan violates the exclusive benefit rule under the Code because they are not employees of the Company. The Technical Advice Request contains the conclusions of the IRS Houston District that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company's response to the Technical Advice Request refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the Company understands that the issue of whether a PEO and a client company may be treated as co-employers for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

         The Company does not know whether the IRS National Office will address the Technical Advice Request independently of the Industry Issue. Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) plan for 1993 and subsequent years, employees' vested account balances under the 401(k) plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination would not have a material adverse effect on the Company's consolidated financial position or results of operations.

         The second issue involved nondiscrimination test results for certain prior plan years. The Technical Advice Request issued during the 1993 401(k) plan year audit concluded that the plan should be disqualified because the plan failed to satisfy a nondiscrimination test related to contributions and failed to provide evidence that it satisfied an alternative nondiscrimination test. Separately, the Company notified the IRS of operational issues related to nondiscrimination test results for the 1991 through 1995 plan years. With respect to the 1995 plan year, the Company caused the 401(k) plan to refund the required excess contributions and earnings thereon to the affected participants, and the Company paid the excise tax associated with this correction during 1996. All remaining nondiscrimination testing issues were settled during 1999, when the Company and the IRS entered into a Closing Agreement on Final Determination Covering Specific Matters (the "Closing Agreement"). Under the terms of the Closing Agreement, the Company agreed to make a contribution to the 401(k) plan on behalf of certain participants in an aggregate amount of approximately $831,000. The settlement amount, which was remitted to the 401(k) plan in January 2000, represented the amount necessary to bring the plan into compliance with the nondiscrimination tests for all years covered, plus calculated earnings on such contributions. The Company also agreed to pay a

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


penalty of $70,000. Further, the IRS agreed and determined that the 401(k) plan will not be treated as disqualified for the 1992, 1993 and 1994 plan years.

         The amount of the settlement was significantly lower than the amount originally estimated and accrued by the Company in 1996. As a result, the Company recorded a gain of $952,000 during 1999 as a component of other income. This gain includes the impact of the Company's adjusted amount recoverable from its third-party record keeper pursuant to a 1996 agreement, under which the record keeper agreed to reimburse the Company for a portion of its settlement of the nondiscrimination testing issues.

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                              QUARTER ENDED
                                                       --------------------------------------------------------
                                                        MARCH 31        JUNE 30        SEPT. 30        DEC. 31
                                                       ----------      ----------     ----------     ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Year ended December 31, 1997:

     Revenues ....................................     $  262,200      $  274,792     $  302,618     $  374,010
     Gross profit ................................          8,790          11,646         14,028         16,805
     Operating income (loss) .....................           (278)            750          3,921          4,953
     Net income (loss) ...........................             (7)            934          2,923          3,589
     Basic net income (loss) per share ...........           0.00            0.07           0.22           0.26
     Diluted net income (loss) per share .........           0.00            0.07           0.21           0.25

Year ended December 31, 1998:

     Revenues ....................................     $  362,396      $  393,643     $  431,511     $  495,513
     Gross profit ................................         11,173          16,326         20,037         21,074
     Operating income (loss) .....................         (2,048)          2,613          5,252          5,384
     Net income (loss) ...........................           (742)          2,163          3,786          3,916
     Basic net income (loss) per share ...........          (0.05)           0.15           0.26           0.27
     Diluted net income (loss) per share .........          (0.05)           0.15           0.26           0.27

Year ended December 31, 1999:

     Revenues ....................................     $  475,853      $  505,683     $  562,812     $  716,395
     Gross profit ................................         13,555          19,919         26,191         29,863
     Operating income (loss) .....................         (4,062)          1,801          6,389          6,431
     Net income (loss) ...........................         (2,058)          1,515          4,387          5,514
     Basic net income (loss) per share ...........          (0.14)           0.11           0.32           0.41
     Diluted net income (loss) per share .........          (0.14)           0.11           0.32           0.41

                                 EXHIBIT INDEX


       EXHIBIT
       NUMBER              DESCRIPTION
       -------             -----------

         3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form
                  S-1 (No. 33-96952)).

         3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No.
                  33-96952)).

         3.3      Certificate of Designations of Series A Junior Participating
                  Preferred Stock of Administaff, Inc. Dated February 4, 1998
                  (incorporated by reference to Exhibit 2 to the Registrant's
                  Form 8-A filed on February 4, 1998).

         4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on
                  Form S-1 (No. 33-96952)).

         4.2      Rights Agreement dated as of February 4, 1998, between
                  Administaff, Inc. and Harris Trust and Savings Bank, as Rights
                  Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A filed on February 4, 1998).

         4.3 Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent.

         4.4 Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant's Form 8-A/A filed on May 19, 1999).

         4.5 Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Form 8-A/A filed on August 9, 1999).

         4.6 Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant's form 8-A/A filed on August 9, 1999).

         4.7      Form of Rights Certificate (incorporated by reference to
                  Exhibit 3 to the Registrant's Form 8-A filed on February 4,
                  1998).

         4.8      Securities Purchase Agreement between Administaff, Inc. and
                  American Express Travel Related Services Company, Inc., dated
                  January 27, 1998 and the Letter Agreement between Administaff,
                  Inc. and American Express Travel Related Services Company,
                  Inc., dated March 10, 1998 amending the Securities Purchase
                  Agreement (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

         4.9      Registration Rights Agreement between Administaff, Inc. and
                  American Express Travel Related Services Company, Inc., dated
                  March 10, 1998 (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-Q for the quarter ended March 31,
                  1998).

         4.10     Warrant Agreement between Administaff, Inc. and American
                  Express Travel Related Services Company, Inc., dated March 10,
                  1998 (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

         4.11     Warrant Certificate No. 1, evidencing that American Express
                  Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.5 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

         4.12     Warrant Certificate No. 2, evidencing that American Express
                  Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

         4.13     Warrant Certificate No. 3, evidencing that American Express
                  Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

         4.14     Warrant Certificate No. 4, evidencing that American Express
                  Travel Related Services Company, Inc. is the registered holder of 400,000 warrants to purchase 400,000 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

         4.15     Warrant Certificate No. 5, evidencing that American Express
                  Travel Related Services Company, Inc. is the registered holder of 465,515 warrants to purchase 465,515 shares of the common stock of Administaff, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q filed for the quarter ended March 31, 1998).

         10.1     Third Amended and Restated Promissory Note in the amount of
                  $693,694.75 among Administaff, Inc., Richard G. Rawson, Dawn
                  Rawson, and RDKB Rawson LP, dated as of March 6, 2000, amending and restating a Promissory Note dated June 22, 1995.

         10.2     Second Amended and Restated Promissory Note in the amount of
                  $300,000 among Administaff, Inc., Richard G. Rawson, Dawn
                  Rawson, and RDKB Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated April 11, 1996
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Form 10-K for the year ended December 31, 1998).

         10.3     Second Amended and Restated Security Agreement-Pledge among
                  Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB
                  Rawson LP, dated as of July 13, 1998, pursuant to which the collateral securing the promissory notes included in Exhibits
                  10.1 and 10.2 is pledged (incorporated by reference to Exhibit
                  10.3 to the Registrant's form 10-K for the year ended December
                  31, 1998).

         10.4* Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration
                  Statement on Form S-8 (No. 333-85151)).

         10.5*    First Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.2 to the Registrant's
                  Registration Statement on Form S-8 (No. 333-85151)).

         10.6*    Second Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.3 to the Registrant's
                  Registration Statement on Form S-8 (No. 333-85151)).

         10.7*    Third Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.4 to the Registrant's
                  Registration Statement of Form S-8 (No. 333-85151)).

         10.8*    Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.5 to the Registrant's
                  Registration Statement of Form S-8 (No. 333-85151)).

         10.9 Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant's Registration
                  Statement on Form S-8 (No. 333-85151)).

         10.10    Administaff, Inc. 1997 Employee Stock Purchase Plan
                  (incorporated by reference to Exhibit 99.1 to the Registrant's form S-8 (No. 333-36363)).

         10.11    Marketing Agreement between American Express Travel Related
                  Services Company, Inc., Administaff, Inc., Administaff
                  Companies, Inc. and Administaff of Texas, Inc. dated March 10,
                  1998 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

         10.12    First Amendment to the Marketing Agreement between American
                  Express Travel Related Services Company, Inc., Administaff,
                  Inc., Administaff Companies, Inc. and Administaff of Texas,
                  Inc., dated November 17, 1998 (incorporated by reference to
                  Exhibit 10.12 to the Registrant's Form 10-K for the year ended
                  December 31, 1998)).

         21.1     Subsidiaries of Administaff, Inc.

         23.1     Consent of Independent Auditors.

         27.1     Financial Data Schedule.

         ---------------------

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.