Form 10-Q
period 2000-03-31
ADMINISTAFF INC \DE\
filed 2000-05-15
CIK 1000753

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000.

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee required]

             For the Transition Period from           to

                          Commission File No. 1-13998

                               ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                      76-0479645
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

         19001 Crescent Springs Drive                              77339
               Kingwood, Texas                                   (Zip Code)
   (Address of principal executive offices)

(Registrant's Telephone Number, Including Area Code): (281) 358-8986

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 4, 2000, 13,509,761 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I


Item 1.  Financial Statements........................................     3


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    12


                                  PART II


Item 1.  Legal Proceedings...........................................    18

                               ADMINISTAFF, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                         ASSETS
                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)

Current assets:
  Cash and cash equivalents.................................    $ 32,822      $ 25,451
  Marketable securities.....................................      33,499        30,717
  Accounts receivable:
     Trade..................................................       1,144         1,578
     Unbilled...............................................      40,014        31,286
     Other..................................................       1,171         1,342
  Prepaid expenses..........................................       9,470         8,332
  Income taxes receivable...................................       1,464            --
                                                                --------      --------
          Total current assets..............................     119,584        98,706
Property and equipment:
  Land......................................................       2,920         2,920
  Buildings and improvements................................      11,350        11,222
  Computer hardware and software............................      23,835        22,232
  Software development costs................................       8,084         6,951
  Furniture and fixtures....................................      14,311        13,886
  Vehicles..................................................       1,453         1,386
                                                                --------      --------
                                                                  61,953        58,597
  Accumulated depreciation..................................     (16,817)      (14,223)
                                                                --------      --------
          Total property and equipment......................      45,136        44,374
Other assets:
  Notes receivable from employees...........................         994           994
  Other assets..............................................       3,791         3,624
                                                                --------      --------
          Total other assets................................       4,785         4,618
                                                                --------      --------
          Total assets......................................    $169,505      $147,698
                                                                ========      ========

                               ADMINISTAFF, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)

Current liabilities:
  Accounts payable..........................................   $  2,264       $  2,787
  Payroll taxes and other payroll deductions payable........     37,513         21,518
  Accrued worksite employee payroll expense.................     37,501         31,367
  Other accrued liabilities.................................      8,177          5,737
  Deferred income taxes.....................................        275            141
  Income taxes payable......................................         --          1,364
                                                               --------       --------
          Total current liabilities.........................     85,730         62,914

Deferred income taxes.......................................      4,870          4,316

Commitments and contingencies

Stockholders' equity:
  Common stock..............................................        150            149
  Additional paid-in capital................................     66,121         65,210
  Treasury stock, at cost...................................    (18,068)       (18,072)
  Accumulated other comprehensive loss......................       (226)          (218)
  Retained earnings.........................................     30,928         33,399
                                                               --------       --------
          Total stockholders' equity........................     78,905         80,468
                                                               --------       --------
          Total liabilities and stockholders' equity........   $169,505       $147,698
                                                               ========       ========

                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $755,545   $475,853

Direct costs:
  Salaries and wages of worksite employees..................   629,937    395,092
  Benefits and payroll taxes................................   104,903     67,206
                                                              --------   --------

  Gross profit..............................................    20,705     13,555

Operating expenses:
  Salaries, wages and payroll taxes.........................    12,068      8,783
  General and administrative expenses.......................     7,562      5,085
  Commissions...............................................     2,212      1,469
  Advertising...............................................       930        919
  Depreciation and amortization.............................     2,632      1,361
                                                              --------   --------
                                                                25,404     17,617
                                                              --------   --------

Operating loss..............................................    (4,699)    (4,062)
Other income (expense):
  Interest income...........................................       799        730
  Other, net................................................         9         66
                                                              --------   --------
                                                                   808        796
                                                              --------   --------

Loss before income taxes....................................    (3,891)    (3,266)
Income tax benefit..........................................     1,420      1,208
                                                              --------   --------

Net loss....................................................  $ (2,471)  $ (2,058)
                                                              ========   ========

Basic and diluted net loss per share of common stock........  $  (0.18)  $  (0.14)
                                                              ========   ========

                            See accompanying notes.

                               ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                  OTHER
                                     ISSUED         PAID-IN     TREASURY   COMPREHENSIVE   RETAINED
                                 SHARES   AMOUNT    CAPITAL      STOCK         LOSS        EARNINGS    TOTAL
                                 ------   ------   ----------   --------   -------------   --------   -------
Balance at December 31, 1999...  14,909    $149     $65,210     $(18,072)      $(218)      $33,399    $80,468
  Exercise of stock options....      55       1         895           --          --            --        896
  Other........................      --      --          16            4          --            --         20
  Change in unrealized loss on
     marketable securities.....      --      --          --           --          (8)           --         (8)
  Net loss.....................      --      --          --           --          --        (2,471)    (2,471)
                                                                                                      -------
  Comprehensive loss...........                                                                        (2,479)
                                 ------    ----     -------     --------       -----       -------    -------
Balance at March 31, 2000......  14,964    $150     $66,121     $(18,068)      $(226)      $30,928    $78,905
                                 ======    ====     =======     ========       =====       =======    =======

                            See accompanying notes.

                               ADMINISTAFF, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(2,471)   $(2,058)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    2,716      1,500
     Bad debt expense.......................................      294        173
     Deferred income taxes..................................      688        296
     Loss (gain) on the disposition of assets...............        5        (76)
     Changes in operating assets and liabilities:
       Accounts receivable..................................   (8,417)    (8,986)
       Prepaid expenses.....................................   (1,138)    (1,654)
       Other assets.........................................     (182)       168
       Accounts payable.....................................     (523)    (1,699)
       Payroll taxes and other payroll deductions payable...   15,995     (9,169)
       Accrued worksite employee payroll expense............    6,134     16,001
       Other accrued liabilities............................    2,440      1,206
       Income taxes payable/receivable......................   (2,828)    (1,578)
                                                              -------    -------
          Total adjustments.................................   15,184     (3,818)
                                                              -------    -------
          Net cash provided by (used in) operating
           activities.......................................   12,713     (5,876)

Cash flows from investing activities:
  Marketable securities:
     Purchases..............................................   (4,666)    (5,321)
     Proceeds from dispositions.............................    1,787     18,144
  Property and equipment:
     Purchases..............................................   (2,272)    (2,626)
     Proceeds from dispositions.............................       26         25
  Investment in software development costs..................   (1,133)      (679)
                                                              -------    -------
          Net cash provided by (used in) investing
           activities.......................................   (6,258)     9,543

                               ADMINISTAFF, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Cash flows from financing activities:
  Purchase of treasury stock................................  $    --   $(11,949)
  Proceeds from the sale of common stock put warrant........       --        119
  Proceeds from the exercise of stock options...............      896         32
  Loans to employees........................................       --        (20)
  Other.....................................................       20         13
                                                              -------   --------
          Net cash provided by (used in) financing
           activities.......................................      916    (11,805)
                                                              -------   --------
Net increase (decrease) in cash and cash equivalents........    7,371     (8,138)
Cash and cash equivalents at beginning of period............   25,451     23,521
                                                              -------   --------
Cash and cash equivalents at end of period..................  $32,822   $ 15,383
                                                              =======   ========

                            See accompanying notes.

                               ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

1. BASIS OF PRESENTATION

     Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the three months ended March 31, 2000 and 1999, revenues from the Company's Texas markets represented 53% and 67% of the Company's total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The consolidated balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at March 31, 2000, and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

     Certain prior year amounts have been reclassified to conform with current year presentation.

2. NET LOSS PER SHARE

     The numerator and denominator used in the calculations of both basic and diluted net loss per share were net loss and the weighted averages shares outstanding, respectively. The weighted average shares outstanding for the three months ended March 31, 2000 and 1999, were 13,474,000 and 14,313,000, respectively. For the three months ended March 31, 2000 and 1999, options and common stock purchase warrants to purchase 3,151,000 and 2,780,000 shares of common stock were excluded from the calculation of net loss per share because their assumed exercise would have been anti-dilutive.

3. MARKETABLE SECURITIES

     At March 31, 2000, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a component of accumulated other comprehensive loss in stockholders' equity.

4. COMMITMENTS AND CONTINGENCIES

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

     The primary outstanding issue from these audits involves the Company's rights under the Internal Revenue Code (the "Code") as a co-employer of its worksite employees, including officers and owners of client companies. In conjunction with the 1993 401(k) plan year audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about whether worksite employee participation in the 401(k) plan violates the exclusive benefit rule under the Code because they are not employees of the Company. The Technical Advice Request contains the conclusions of the IRS Houston District that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company's response to the Technical Advice Request refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the Company understands that the issue of whether a PEO and a client company may be treated as co-employers for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

     Should the IRS conclude that the Company is not a "co-employer" of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) plan or pursuant to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods subsequent to a final conclusion by the IRS) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) plan for 1993 and subsequent years, employees' vested account balances under the 401(k) plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company may be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company would also face the risk of client dissatisfaction and potential litigation. While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination would not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the 1999 annual report on Form 10-K as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

     The following table presents certain information related to the Company's results of operations for the three months ended March 31, 2000 and 1999.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------       %
                                                                  2000          1999        CHANGE
                                                               -----------   -----------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AND
                                                                         STATISTICAL DATA)
Revenues....................................................    $755,545      $475,853        58.8%
Gross profit................................................      20,705        13,555        52.7%
Operating expenses..........................................      25,404        17,617        44.2%
Operating loss..............................................      (4,699)       (4,062)      (15.7)%
Other income................................................         808           796         1.5%
Net loss....................................................      (2,471)       (2,058)      (20.1)%
Diluted net loss per share of common stock..................       (0.18)        (0.14)      (28.6)%

STATISTICAL DATA:
Average number of worksite employees paid per month.........      53,897        38,392        40.4%
Fee revenue per worksite employee per month.................    $  4,387      $  3,926        11.7%
Fee payroll cost per worksite employee per month............       3,621         3,232        12.0%
Gross mark-up per worksite employee per month...............         766           694        10.4%
Gross profit per worksite employee per month................         128           118         8.5%
Operating expenses per worksite employee per month..........         157           153         2.6%
Operating loss per worksite employee per month..............         (29)          (35)       17.1%
Net loss per worksite employee per month....................         (15)          (18)       16.7%

     REVENUES

     The Company's revenues for the three months ended March 31, 2000 increased 58.8% over the same period in 1999 due to a 40.4% increase in the average number of worksite employees paid per month, accompanied by an 11.7% increase in fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 26% over the first quarter of 1999, while revenues from markets opened after 1993 increased 97%. For the three months ended March 31, 2000, revenues from the state of

Texas represented 53% of the Company's total revenues and Houston, the Company's original market, represented 29% of the total.

     The 11.7% increase in fee revenue per worksite employee per month directly related to the 12.0% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company's existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iv) the attrition of clients with worksite employees that have a lower average base pay than the existing client base.

     GROSS PROFIT

     Gross profit for the first quarter of 2000 increased 52.7% over the first quarter of 1999, primarily due to the 40.4% increase in the average number of worksite employees paid per month accompanied by an 8.5% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $128 per month in the 2000 period from $118 per month in the 1999 period, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     Gross mark-up per worksite employee per month increased 10.4% to $766 in the 2000 period versus $694 in the 1999 period. Approximately 43% of the $72 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs, including approximately $4 per worksite employee related to a change in the method used to calculate service fees for clients who experience turnover within their workforce.

     The Company's primary direct costs, which include payroll taxes, benefits and workers' compensation expenses, increased 10.8% to $636 per worksite employee per month in the 2000 period versus $574 in the 1999 period. Payroll taxes increased $48 per worksite employee per month over the first quarter of 1999, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost increased to 8.85% in the 2000 period from 8.67% in the 1999 period due to a slight increase in the Company's weighted average state unemployment tax rate. The cost of health insurance and related employee benefits increased $9 per worksite employee over the first quarter of 1999 due to a 2.6% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans to 68.3% in the 2000 period from 67.6% in the 1999 period. Workers' compensation costs increased $5 per worksite employee per month over the first quarter of 1999, and increased slightly to 1.22% of fee payroll cost in the 2000 period from 1.20% in the 1999 period.

     Gross profit, measured as a percentage of revenue, declined to 2.74% in the 2000 period from 2.85% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

     OPERATING EXPENSES

     The following table presents certain information related to the Company's operating expenses for the three months ended March 31, 2000 and 1999.

                                    THREE MONTHS ENDED MARCH 31,         THREE MONTHS ENDED MARCH 31,
                                   ------------------------------     -----------------------------------
                                    2000       1999      % CHANGE      2000        1999        % CHANGE
                                   -------    -------    --------     -------     -------     -----------
                                           (IN THOUSANDS)              (PER WORKSITE EMPLOYEE PER MONTH)
Salaries, wages and payroll
  taxes..........................  $12,068    $ 8,783      37.4%        $ 75        $ 76          (1.3)%
General and administrative
  expenses.......................    7,562      5,085      48.7%          46          44           4.5%
Commissions......................    2,212      1,469      50.6%          14          13           7.7%
Advertising......................      930        919       1.2%           6           8         (25.0)%
Depreciation and amortization....    2,632      1,361      93.4%          16        $ 12          33.3%
                                   -------    -------                   ----        ----
          Total operating
            expenses.............  $25,404    $17,617      44.2%        $157        $153           2.6%
                                   =======    =======                   ====        ====

     Operating expenses increased 44.2% over the first quarter of 1999, primarily due to the 40.4% growth in the average number of worksite employees paid by the Company. Operating expenses per worksite employee increased 2.6% to $157 per month in the 2000 period versus $153 in the 1999 period. During the first quarter of 2000, the Company's operating expenses continued to be impacted by several strategic initiatives, including its national sales and service expansion, the enhancement of its proprietary professional employer information system, the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the development of its new eCommerce portal, bizzport.

     Salaries, wages and payroll taxes of corporate and sales staff decreased to $75 per worksite employee per month in the 2000 period from $76 in the 1999 period, as corporate and sales staff increased at a rate lower than the Company's worksite employee growth.

     General and administrative expenses increased $2 per worksite employee per month over the first quarter of 1999, primarily due to increased consulting expenses associated with the Company's technology initiatives.

     Depreciation and amortization expense increased $4 per worksite employee per month over the 1999 period as a result of the increased capital assets placed in service in 2000 and 1999, including (i) the implementation of a national technology infrastructure; (ii) the implementation of certain new components of Administaff Assistant, primarily the web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software and hardware; (iii) the opening of new sales offices; (iv) the opening of the Atlanta operations center; and (v) the expansion of corporate headquarters.

     Commissions expense was slightly higher per worksite employee versus the first quarter of 1999 due to higher commissions paid under the Company's 1998 Marketing Agreement with American Express. Advertising costs declined $2 per worksite employee as efficiency gains achieved under the American Express Marketing Agreement allowed the Company to increase its volume of sales leads and appointments with minimal changes in its advertising strategy.

     NET LOSS

     The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax-exempt interest income. The effective income tax rate for the 2000 period was consistent with the 1999 period.

     Operating loss and net loss per worksite employee per month improved to $29 and $15 in the 2000 period, versus $35 and $18 in the 1999 period. The Company's net loss and diluted net loss per share for the quarter ended March 31, 2000, increased to $4.7 million and $0.18, versus $2.1 million and $0.14 for the quarter ended March 31, 1999.

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

     The Company had $66.3 million in cash and cash equivalents and marketable securities at March 31, 2000, of which approximately $37.5 million was payable in April 2000 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At March 31, 2000, the Company had working capital of $33.8 million compared to $35.8 million at December 31, 1999. As of March 31, 2000, the Company had no long-term debt.

     CASH FLOWS FROM OPERATING ACTIVITIES

     The $18.6 million increase in net cash provided by operating activities was primarily the result of the timing of payroll tax payments surrounding the December 31 and March 31 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Net purchases of marketable securities during the first three months of 2000 represented amounts not expected to be used in the Company's short-term operations which were invested in longer-term, higher-yielding marketable securities.

     Capital expenditures during the 2000 period primarily related to software development, hardware and software costs related to the enhancement of the Company's proprietary professional employer information system, the enhancement of Administaff Assistant and the initial development of bizzport. In addition, capital expenditures included building improvements and furniture and fixtures related to the expansion of corporate headquarters, service centers and sales offices to accommodate the Company's growth.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash flows from financing activities during the 2000 period primarily include proceeds from the exercise of employee stock options.

     SEASONALITY, INFLATION AND QUARTERLY FLUCTUATIONS

     Historically, the Company's earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employees' cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such employment-related tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) Plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (iv) the Company's ability to effectively implement its eBusiness strategy; (v) the effectiveness of the Company's sales and marketing efforts, including the Company's marketing agreement with American Express; and (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company's ability to renew or replace client companies. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

                                            Administaff, Inc.

Date: May 15, 2000                          By:             /s/ RICHARD G. RAWSON
                                                  ------------------------------------------
                                                              Richard G. Rawson
                                                           Executive Vice President
                                                         and Chief Financial Officer
                                                        (Principal Financial Officer)

Date: May 15, 2000                          By:              /s/ DOUGLAS S. SHARP
                                                  ------------------------------------------
                                                               Douglas S. Sharp
                                                           Vice President, Finance
                                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         27              -- Financial Data Schedule