Form 10-Q
period 2000-06-30
ADMINISTAFF INC \DE\
filed 2000-08-11
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000.

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from               to
                                                 -------------    -------------

                           Commission File No. 1-13998


                                ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                   76-0479645
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

        19001 Crescent Springs Drive
              Kingwood, Texas                                   77339
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


(Registrant's Telephone Number, Including Area Code):  (281) 358-8986


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---      ---

         As of August 4, 2000, 13,588,641 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

================================================================================

                                TABLE OF CONTENTS


                                     PART I


Item 1.    Financial Statements ..............................................................................    3


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................................   13


                                     PART II

Item 1.    Legal Proceedings..................................................................................   23


Item 4.    Submission of Matters to a Vote of Security Holders................................................   23


Item 6.    Exhibits and Reports on Form 8-K...................................................................   24

                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                    JUNE 30,        DECEMBER 31,
                                                     2000               1999
                                                  ------------      ------------
                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents ................     $     37,163      $     25,451
   Marketable securities ....................           30,790            30,717
   Accounts receivable:
      Trade .................................            1,486             1,578
      Unbilled ..............................           42,974            31,286
      Other .................................            1,039             1,342
   Prepaid expenses .........................            8,999             8,332
   Income taxes receivable ..................              615                --
   Deferred income taxes ....................               58                --
                                                  ------------      ------------
         Total current assets ...............          123,124            98,706
Property and equipment:
   Land .....................................            2,920             2,920
   Buildings and improvements ...............           11,833            11,222
   Computer hardware and software ...........           25,018            22,232
   Software development costs ...............            9,828             6,951
   Furniture and fixtures ...................           15,190            13,886
   Vehicles .................................            1,489             1,386
                                                  ------------      ------------
                                                        66,278            58,597
   Accumulated depreciation .................          (19,517)          (14,223)
                                                  ------------      ------------
         Total property and equipment .......           46,761            44,374
Other assets:
   Notes receivable from employees ..........              994               994
   Other assets .............................            8,618             3,624
                                                  ------------      ------------
         Total other assets .................            9,612             4,618
                                                  ------------      ------------
         Total assets .......................     $    179,497      $    147,698
                                                  ============      ============

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  JUNE 30,        DECEMBER 31,
                                                                                                   2000               1999
                                                                                                ------------      ------------
                                                                                                (UNAUDITED)
Current liabilities:
   Accounts payable .......................................................................     $      1,356      $      2,787
   Payroll taxes and other payroll deductions payable .....................................           38,498            21,518
   Accrued worksite employee payroll expense ..............................................           41,459            31,367
   Other accrued liabilities ..............................................................            9,244             5,737
   Income taxes payable ...................................................................               --             1,364
   Deferred income taxes ..................................................................               --               141
                                                                                                ------------      ------------
         Total current liabilities ........................................................           90,557            62,914

Deferred income taxes .....................................................................            5,777             4,316

Commitments and contingencies

Stockholders' equity:
   Common stock ...........................................................................              150               149
   Additional paid-in capital .............................................................           67,546            65,210
   Treasury stock, at cost ................................................................          (18,067)          (18,072)
   Accumulated other comprehensive loss ...................................................             (194)             (218)
   Retained earnings ......................................................................           33,728            33,399
                                                                                                ------------      ------------
         Total stockholders' equity .......................................................           83,163            80,468
                                                                                                ------------      ------------
         Total liabilities and stockholders' equity .......................................     $    179,497      $    147,698
                                                                                                ============      ============













                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                       2000             1999             2000             1999
                                                    -----------      -----------     -----------      -----------


Revenues ......................................     $   864,450      $   505,683     $ 1,619,995      $   981,536
Direct costs:
   Salaries and wages of worksite employees ...         721,984          419,593       1,351,921          814,685
   Benefits and payroll taxes .................         111,124           66,171         216,027          133,377
                                                    -----------      -----------     -----------      -----------

Gross profit ..................................          31,342           19,919          52,047           33,474

Operating expenses:
   Salaries, wages and payroll taxes ..........          12,283            8,843          24,351           17,626
   General and administrative expenses ........           9,028            5,221          16,590           10,306
   Commissions ................................           2,165            1,507           4,377            2,976
   Advertising ................................           1,502            1,010           2,432            1,929
   Depreciation and amortization ..............           2,884            1,537           5,516            2,898
                                                    -----------      -----------     -----------      -----------
                                                         27,862           18,118          53,266           35,735
                                                    -----------      -----------     -----------      -----------

Operating income (loss) .......................           3,480            1,801          (1,219)          (2,261)

Other income (expense):
   Interest income ............................             931              585           1,730            1,315
   Other, net .................................              (2)              19               7               85
                                                    -----------      -----------     -----------      -----------
                                                            929              604           1,737            1,400
                                                    -----------      -----------     -----------      -----------

Income (loss) before income taxes .............           4,409            2,405             518             (861)
Income tax expense (benefit) ..................           1,609              890             189             (318)
                                                    -----------      -----------     -----------      -----------

Net income (loss) .............................     $     2,800      $     1,515     $       329      $      (543)
                                                    ===========      ===========     ===========      ===========

Basic net income (loss)
     per share of common stock ................     $      0.21      $      0.11     $      0.02      $     (0.04)
                                                    ===========      ===========     ===========      ===========

Diluted net income (loss)
     per share of common stock ................     $      0.20      $      0.11     $      0.02      $     (0.04)
                                                    ===========      ===========     ===========      ===========

                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     ACCUMULATED
                                     COMMON STOCK         ADDITIONAL                    OTHER
                                        ISSUED             PAID-IN      TREASURY    COMPREHENSIVE   RETAINED
                                  SHARES       AMOUNT      CAPITAL       STOCK          LOSS        EARNINGS       TOTAL
                                 --------     --------     --------     --------      --------      --------     --------


Balance at December 31, 1999       14,909     $    149     $ 65,210     $(18,072)     $   (218)     $ 33,399     $ 80,468
  Exercise of stock options           122            1        2,189           --            --            --        2,190
  Sale of common stock
    put warrant                        --           --          125           --            --            --          125
  Other                                --           --           22            5            --            --           27
  Change in unrealized loss
    on marketable securities           --           --           --           --            24            --           24
  Net income                           --           --           --           --            --           329          329
                                                                                                                 --------
  Comprehensive income                                                                                                353
                                 --------     --------     --------     --------      --------      --------     --------
Balance at June 30, 2000           15,031     $    150     $ 67,546     $(18,067)     $   (194)     $ 33,728     $ 83,163
                                 ========     ========     ========     ========      ========      ========     ========









                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                        2000           1999
                                                                      --------      --------

Cash flows from operating activities:
   Net income (loss) ............................................     $    329      $   (543)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Depreciation and amortization ............................        5,641         3,145
       Bad debt expense .........................................        1,134           314
       Deferred income taxes ....................................        1,262           889
       Loss (gain) on the disposition of assets .................           97           (82)
       Changes in operating assets and liabilities:
        Accounts receivable .....................................      (12,427)      (12,295)
        Prepaid expenses ........................................         (667)       (3,583)
        Other assets ............................................          582           152
        Accounts payable ........................................       (1,431)         (182)
        Payroll taxes and other payroll deductions payable ......       16,980       (10,934)
        Accrued worksite employee payroll expense ...............       10,092        18,426
        Other accrued liabilities ...............................        3,507         2,444
        Income taxes payable/receivable .........................       (1,979)       (1,398)
                                                                      --------      --------
          Total adjustments .....................................       22,791        (3,104)
                                                                      --------      --------
          Net cash provided by (used in) operating activities ...       23,120        (3,647)

Cash flows from investing activities:
   Marketable securities:
      Purchases .................................................       (9,885)       (8,560)
      Proceeds from dispositions ................................        9,696        27,587
   Property and equipment:
      Purchases .................................................       (5,156)       (5,556)
      Proceeds from dispositions ................................           76            47
   Investment in software development costs .....................       (2,877)       (2,439)
   Investment in other companies ................................       (5,604)           --
                                                                      --------      --------

          Net cash provided by (used in) investing activities ...      (13,750)       11,079

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                             2000         1999
                                                                           --------     --------

Cash flows from financing activities:
   Proceeds from the exercise of stock options .......................     $  2,190     $     47
   Purchase of treasury stock ........................................           --      (12,330)
   Proceeds from the sale of common stock put warrant ................          125          119
   Loans to employees ................................................           --          154
   Other .............................................................           27           48
                                                                           --------     --------

         Net cash provided by (used in) financing activities .........        2,342      (11,962)
                                                                           --------     --------

Net increase (decrease) in cash and cash equivalents .................       11,712       (4,530)

Cash and cash equivalents at beginning of period .....................       25,451       23,521
                                                                           --------     --------
Cash and cash equivalents at end of period ...........................     $ 37,163     $ 18,991
                                                                           ========     ========










                             See accompanying notes.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

1.       BASIS OF PRESENTATION

         Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the six months ended June 30, 2000 and 1999, revenues from the Company's Texas markets represented 52% and 65% of the Company's total revenues, respectively.

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

         The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The consolidated balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at June 30, 2000, and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

         Certain prior year amounts have been reclassified to conform with current year presentation.

2.       ACCOUNTING CHANGES

         During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. Additionally, the Emerging Issues Task Force ("EITF") reached consensus during 2000 on EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Each of these pronouncements is required to be adopted in the fourth quarter of 2000. The Company is currently evaluating its revenue recognition policies and the effect of adopting SAB No. 101 and EITF 99-19.

3.       NET INCOME (LOSS) PER SHARE

The numerator used in the calculations of both basic and diluted net income
(loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           JUNE 30,              JUNE 30,
                                                                       2000       1999       2000       1999
                                                                      ------     ------     ------     ------
Basic net income (loss) per share -
   weighted average shares outstanding ..........................     13,526     13,649     13,500     13,979
Effect of dilutive securities:
   Common stock purchase warrants -
     treasury stock method ......................................         83         --         41         --
   Common stock options - treasury stock method .................        687         24        513         --
                                                                      ------     ------     ------     ------
                                                                         770         24        554         --
                                                                      ------     ------     ------     ------
Diluted net income (loss) per share - weighted average
   shares outstanding plus effect of dilutive securities ........     14,296     13,673     14,054     13,979
                                                                      ======     ======     ======     ======

Potentially dilutive securities not included in weighted
   average share calculation due to anti-dilutive effect ........      1,266      2,561      1,757      2,774

4.       MARKETABLE SECURITIES

         At June 30, 2000, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a component of accumulated other comprehensive loss in stockholders' equity.

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

                                ADMINISTAFF, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)



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

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999.

         The following table presents certain information related to the Company's results of operations for the three months ended June 30, 2000 and 1999.

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,                      %
                                                                        ------------------------
                                                                          2000             1999           CHANGE
                                                                        -------          -------          ------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

Revenues......................................................    $    864,450       $   505,683            70.9%
Gross profit.................................................           31,342            19,919            57.3%
Operating expenses............................................          27,862            18,118            53.8%
Operating income..............................................           3,480             1,801            93.2%
Other income..................................................             929               604            53.8%
Net income....................................................           2,800             1,515            84.8%
Diluted net income per share of common stock..................            0.20              0.11            81.8%

STATISTICAL DATA:
Average number of worksite employees paid per month...........          60,934            40,401            50.8%
Fee revenue per worksite employee per month ..................    $      4,510       $     3,983            13.2%
Fee payroll cost per worksite employee per month..............           3,784             3,280            14.0%
Gross markup per worksite employee per month..................             770               703             9.5%
Gross profit per worksite employee per month..................             171               164             4.3%
Operating expenses per worksite employee per month............             152               149             2.0%
Operating income per worksite employee per month..............              19                15            26.7%
Net income per worksite employee per month....................              15                13            15.4%

         REVENUES

         The Company's revenues for the three months ended June 30, 2000 increased 70.9% over the same period in 1999 due to a 50.8% increase in the average number of worksite employees paid per month, accompanied by a 13.2% increase in fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Worksite employee growth within the Company's existing client base and slightly improved client retention also contributed to this increase.

          Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 29% over the second quarter of 1999, while revenues from markets opened after 1993 increased 117%. For the three months ended June 30, 2000, revenues from the state of Texas represented 51% of the Company's total revenues and Houston, the Company's original market, represented 27% of the total.

         The 13.2% increase in fee revenue per worksite employee per month directly related to the 14.0% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company's existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iv) the attrition of clients with worksite employees that have a lower average base pay than the existing client base.

         GROSS PROFIT

         Gross profit for the second quarter of 2000 increased 57.3% over the second quarter of 1999, primarily due to the 50.8% increase in the average number of worksite employees paid per month accompanied by a 4.3% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $171 per month in the 2000 period from $164 per month in the 1999 period, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

         Gross markup per worksite employee per month increased 9.5% to $770 in the 2000 period versus $703 in the 1999 period. Approximately 60% of the $67 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs.

         The Company's primary direct costs, which include payroll taxes, benefits and workers' compensation expenses, increased 11.4% to $608 per worksite employee per month in the 2000 period versus $546 in the 1999 period. Payroll taxes increased $41 per worksite employee per month over the second quarter of 1999, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.63% in the 2000 period from 7.51% in the 1999 period due to the significant growth in paid worksite employees during the year and a slight increase in the Company's weighted average state unemployment tax rate. The cost of health insurance and related employee benefits increased $14 per worksite employee over the second quarter of 1999 due to a 3.0% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans to 68.8% in the 2000 period from 66.8% in the 1999 period. Workers' compensation costs increased $6 per worksite employee per month over the second quarter of 1999, and remained constant at 1.23% of fee payroll cost in both periods.

         Gross profit, measured as a percentage of revenue, declined to 3.63% in the 2000 period from 3.94% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

         OPERATING EXPENSES

         The following table presents certain information related to the Company's operating expenses for the three months ended June 30, 2000 and 1999.

                                                THREE MONTHS ENDED JUNE 30,          THREE MONTHS ENDED JUNE 30,
                                             ---------------------------------    ---------------------------------
                                              2000         1999      % CHANGE      2000         1999       % CHANGE
                                             -------     -------     --------     -------     -------      --------
                                                       (IN THOUSANDS)             (PER WORKSITE EMPLOYEE PER MONTH)

Salaries, wages and payroll taxes ......     $12,283     $ 8,843        38.9%     $    67     $    73        (8.2)%
General and administrative expenses ....       9,028       5,221        72.9%          49          43        39.5%
Commissions ............................       2,165       1,507        43.7%          12          12          --
Advertising ............................       1,502       1,010        48.7%           8           8          --
Depreciation and amortization ..........       2,884       1,537        87.6%          16          13        23.1%
                                             -------     -------                  -------     -------
     Total operating expenses ..........     $27,862     $18,118        53.8%     $   152     $   149         2.0%
                                             =======     =======                  =======     =======

         Operating expenses increased 53.8% over the second quarter of 1999, primarily due to the 50.8% growth in the average number of worksite employees paid by the Company. Operating expenses per worksite employee increased 2.0% to $152 per month in the 2000 period versus $149 in the 1999 period. During the second quarter of 2000, the Company's operating expenses continued to be impacted by several strategic initiatives, including its national sales and service expansion, the enhancement of its proprietary professional employer information system, the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the development and launch of its new eCommerce portal, bizzport.

         Salaries, wages and payroll taxes of corporate and sales staff decreased to $67 per worksite employee per month in the 2000 period from $73 in the 1999 period, as corporate and sales staff increased at a rate lower than the Company's worksite employee growth.

         General and administrative expenses increased $6 per worksite employee per month over the second quarter of 1999, primarily due to increased consulting expenses associated with the Company's technology initiatives, an increase in the bad debt reserve, and increased travel expenses related to a change in the timing of the Company's annual sales conference and incentive trip.

         Depreciation and amortization expense increased $3 per worksite employee per month over the 1999 period as a result of the increased capital assets placed in service in 2000 and 1999, including (i) the implementation of a national technology infrastructure; (ii) the implementation of certain new components of Administaff Assistant, primarily the web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software and hardware; (iii) the opening of new sales offices; (iv) the opening of the Atlanta operations center; and (v) the expansion of corporate headquarters.

         Commissions expense and advertising costs remained constant on a per worksite employee basis versus the second quarter of 1999.

         NET INCOME

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax-exempt interest income. The effective income tax rate for the 2000 period was consistent with the 1999 period.

         Operating income and net income per worksite employee per month improved to $19 and $15 in the 2000 period, versus $15 and $13 in the 1999 period. The Company's net income and diluted net income per share for the quarter ended June 30, 2000, increased to $2.8 million and $0.20, versus $1.5 million and $0.11 for the quarter ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

         The following table presents certain information related to the Company's results of operations for the six months ended June 30, 2000 and 1999.

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ------------------------             %
                                                                          2000             1999           CHANGE
                                                                        -------          -------          ------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

Revenues......................................................    $  1,619,995       $   981,536            65.0%
Gross profit..................................................          52,047            33,474            55.5%
Operating expenses............................................          53,266            35,735            49.1%
Operating loss................................................          (1,219)           (2,261)           46.1%
Other income..................................................           1,737             1,400            24.1%
Net income (loss).............................................             329              (543)          160.6%
Diluted net income (loss) per share of common stock...........            0.02             (0.04)          150.0%

STATISTICAL DATA:
Average number of worksite employees paid per month...........          57,416            39,396            45.7%
Fee revenue per worksite employee per month ..................    $      4,452       $     3,955            12.6%
Fee payroll cost per worksite employee per month..............           3,684             3,257            13.1%
Gross markup per worksite employee per month..................             768               698            10.0%
Gross profit per worksite employee per month..................             151               142             6.3%
Operating expenses per worksite employee per month............             155               151             2.6%
Operating loss per worksite employee per month................              (4)               (9)           55.6%
Net income (loss) per worksite employee per month.............               1                (2)          150.0%

          REVENUES

          The Company's revenues for the six months ended June 30, 2000 increased 65.0% over the same period in 1999 due to a 45.7% increase in the average number of worksite employees paid per month, accompanied by a 12.6% increase in fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Worksite employee growth within the Company's existing client base and slightly improved client retention also contributed to this increase.

          Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 28% over the first six months of 1999, while revenues from markets opened after 1993 increased 107%. For the six months ended June 30, 2000, revenues from the state of Texas represented 52% of the Company's total revenues and Houston, the Company's original market, represented 28% of the total.

         The 12.6% increase in fee revenue per worksite employee per month directly related to the 13.1% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company's existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iv) the attrition of clients with worksite employees that have a lower average base pay than the existing client base.

         GROSS PROFIT

         Gross profit for the first six months of 2000 increased 55.5% over the first six months of 1999, primarily due to the 45.7% increase in the average number of worksite employees paid per month accompanied by a 6.3% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $151 per month in the 2000 period from $142 per month in the 1999 period, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

         Gross markup per worksite employee per month increased 10.0% to $768 in the 2000 period versus $698 in the 1999 period. Approximately 49% of the $70 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs.

         The Company's primary direct costs, which include payroll taxes, benefits and workers' compensation expenses, increased 11.2% to $627 per worksite employee per month in the 2000 period versus $564 in the 1999 period. Payroll taxes increased $44 per worksite employee per month over the first six months of 1999, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost increased to 8.20% in the 2000 period from 8.07% in the 1999 period due to the significant growth in paid worksite employees during the year and a slight increase in the Company's weighted average state unemployment tax rate. The cost of health insurance and related employee benefits increased $12 per worksite employee over the first six months of 1999 due to a 2.8% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans to 68.6% in the 2000 period from 67.2% in the 1999 period. Workers' compensation costs increased $6 per worksite employee per month over the first six months of 1999, and increased slightly to 1.23% of fee payroll cost in the 2000 period from 1.22% in the 1999 period.

         Gross profit, measured as a percentage of revenue, declined to 3.21% in the 2000 period from 3.41% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

         OPERATING EXPENSES

         The following table presents certain information related to the Company's operating expenses for the six months ended June 30, 2000 and 1999.

                                              SIX MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------   -----------------------------------
                                        2000            1999      % CHANGE    2000           1999        % CHANGE
                                        ----            ----      --------    ----           ----        --------
                                                   (IN THOUSANDS)                (PER WORKSITE EMPLOYEE PER MONTH)

Salaries, wages and payroll taxes     $  24,351     $  17,626       38.2%     $   71        $  74         (4.1)%
General and administrative expenses      16,590        10,306       61.0%         48           44          9.1%
Commissions                               4,377         2,976       47.1%         13           13           --
Advertising                               2,432         1,929       26.1%          7            8        (12.5)%
Depreciation and amortization             5,516         2,898       90.3%         16           12         33.3%
                                      ---------     ---------                 ------        -----
     Total operating expenses         $  53,266     $  35,735       49.1%     $  155        $ 151          2.6%
                                      =========     =========                 ======        =====

         Operating expenses increased 49.1% over the first six months of 1999, primarily due to the 45.7% growth in the average number of worksite employees paid by the Company. Operating expenses per worksite employee increased 2.6% to $155 per month in the 2000 period versus $151 in the 1999 period. During the first six months of 2000, the Company's operating expenses continued to be impacted by several strategic initiatives, including its national sales and service expansion, the enhancement of its proprietary professional employer information system, the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the development and launch of its new eCommerce portal, bizzport.

         Salaries, wages and payroll taxes of corporate and sales staff decreased to $71 per worksite employee per month in the 2000 period from $74 in the 1999 period, as corporate and sales staff increased at a rate lower than the Company's worksite employee growth.

         General and administrative expenses increased $4 per worksite employee per month over the first six months of 1999, primarily due to increased consulting expenses associated with the Company's technology initiatives and an increase in the bad debt reserve.

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

         Commissions expense on a per worksite employee basis was constant in both periods. Advertising costs declined $1 per worksite employee as efficiency gains achieved under the American Express Marketing Agreement allowed the Company to increase its volume of sales leads and appointments with minimal changes in its advertising strategy.

         NET INCOME (LOSS)

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax-exempt interest income. The effective income tax rate for the 2000 period was consistent with the 1999 period.

         Operating loss per worksite employee per month improved to $4 in the 2000 period versus $9 in the 1999 period. Net income per worksite employee was $1 in the 2000 period compared to a loss of $(2) in the 1999 period. The Company's net income and diluted net income per share for the six months ended June 30, 2000, was $329,000 and $0.02, versus a loss of $(543,000) and $(0.04)
for the six months ended June 30, 1999.

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

         The Company had $68.0 million in cash and cash equivalents and marketable securities at June 30, 2000, of which approximately $38.5 million was payable in July 2000 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At June 30, 2000, the Company had working capital of $32.6 million compared to $35.8 million at December 31, 1999. As of June 30, 2000, the Company had no long-term debt.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The $26.8 million increase in net cash provided by operating activities was primarily the result of the timing of payroll tax payments surrounding the December 31 and June 30 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end.

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

         Investments in other companies during the 2000 period include strategic investments in Virtual Growth, Inc. and eProsper, Inc., which are designed to add complementary functionality to Administaff's core PEO service.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities during the 2000 period primarily include proceeds from the exercise of employee stock options.

         OTHER MATTERS

         During the second quarter of 2000, the Company and American Express Travel Related Services Company, Inc. ("American Express") amended their marketing agreement. This amendment expanded the alliance to include more broad-based marketing and eCommerce initiatives. It also changed the American Express commission rate and the term of such commission payments.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

         The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes,"

"estimates," and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (iv) the Company's ability to effectively implement its eBusiness strategy; (v) the effectiveness of the Company's sales and marketing efforts, including the Company's marketing agreements with American Express and other companies; and (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company's ability to renew or replace client companies. These factors are discussed in detail in the Company's 1999 annual report on Form 10-K. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An Annual Meeting of Stockholders of the Company was held on May 2, 2000. At the Meeting, holders of 12,499,880 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the two proposals voted on at the Meeting, both of which were approved, is set forth below:

         1. Election of Class II Directors to serve until the Annual Meeting of Stockholders in 2003.

                                                     For             Withheld
                                                     ---             --------
                  Paul J. Sarvadi                 12,337,839          162,041
                  Steven Alesio                   12,164,110          335,770

                  Directors continuing in office were Richard G. Rawson, Linda Fayne Levinson and Jack M. Fields, Jr.


         2. Ratification of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 2000.

                                                                      Broker
                     For             Against        Abstain          Non-Votes
                  ----------         -------        -------          ---------
                  12,487,293          9,637          2,950             --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         10.1 Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000.

         27       Financial Data Schedule


(b)      Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Administaff, Inc.



Date:  August 11, 2000          By:                /s/ Richard G. Rawson
                                     -------------------------------------------
                                                  Richard G. Rawson
                                              Executive Vice President
                                             and Chief Financial Officer
                                            (Principal Financial Officer)


Date:  August 11, 2000          By:             /s/ Douglas S. Sharp
                                     -------------------------------------------
                                                  Douglas S. Sharp
                                               Vice President, Finance
                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


      EXHIBIT
       NUMBER                           DESCRIPTION
       ------                           -----------

         10.1     Second Amendment to the Marketing Agreement between American
                  Express Travel Related Services Company, Inc., Administaff,
                  Inc., Administaff Companies, Inc. and Administaff of Texas,
                  Inc., dated April 11, 2000.

         27       Financial Data Schedule