Form 10-Q
period 2000-09-30
ADMINISTAFF INC \DE\
filed 2000-11-14
CIK 1000753

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the quarterly period ended September 30, 2000.
                                       or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the transition period from         to
                                         ---------  ---------

                           Commission File No. 1-13998


                                 ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          76-0479645
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

     19001 Crescent Springs Drive
           Kingwood, Texas                                        77339
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


(Registrant's Telephone Number, Including Area Code):  (281) 358-8986

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         As of October 31, 2000, 27,443,849 shares of the registrant's common stock, par value $0.01 per share, were outstanding.


================================================================================

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Financial Statements ...........................................   3


Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  13

                                     PART II

Item 1.    Legal Proceedings...............................................  23


Item 6.    Exhibits and Reports on Form 8-K................................  23

                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2000           1999
                                                 ------------    ------------
                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents ..................   $  47,244       $  25,451
   Marketable securities ......................      32,632          30,717
   Accounts receivable:
      Trade ...................................       2,409           1,578
      Unbilled ................................      51,989          31,286
      Other ...................................       1,133           1,342
   Prepaid expenses ...........................       7,760           8,332
   Deferred income taxes ......................         273              --
                                                  ---------       ---------
         Total current assets .................     143,440          98,706
Property and equipment:
   Land .......................................       2,920           2,920
   Buildings and improvements .................      12,571          11,222
   Computer hardware and software .............      26,640          22,232
   Software development costs .................      10,953           6,951
   Furniture and fixtures .....................      16,774          13,886
   Vehicles ...................................       1,699           1,386
                                                  ---------       ---------
                                                     71,557          58,597
   Accumulated depreciation ...................     (22,444)        (14,223)
                                                  ---------       ---------
         Total property and equipment .........      49,113          44,374
Other assets:
   Notes receivable from employees ............         994             994
   Other assets ...............................       8,519           3,624
                                                  ---------       ---------
         Total other assets ...................       9,513           4,618
                                                  ---------       ---------
         Total assets .........................   $ 202,066       $ 147,698
                                                  =========       =========

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     2000          1999
                                                                 ------------   ------------
                                                                 (UNAUDITED)
Current liabilities:
   Accounts payable ...........................................   $   3,212     $   2,787
   Payroll taxes and other payroll deductions payable .........      35,841        21,518
   Accrued worksite employee payroll expense ..................      51,601        31,367
   Other accrued liabilities ..................................       9,207         5,737
   Income taxes payable .......................................       2,586         1,364
   Deferred income taxes ......................................          --           141
                                                                  ---------     ---------
         Total current liabilities ............................     102,447        62,914

Deferred income taxes .........................................       6,372         4,316

Commitments and contingencies

Stockholders' equity:
   Common stock ...............................................         304           298
   Additional paid-in capital .................................      70,075        65,210
   Treasury stock, at cost ....................................     (18,067)      (18,072)
   Accumulated other comprehensive loss .......................         (56)         (218)
   Retained earnings ..........................................      40,991        33,250
                                                                  ---------     ---------
         Total stockholders' equity ...........................      93,247        80,468
                                                                  ---------     ---------
         Total liabilities and stockholders' equity ...........   $ 202,066     $ 147,698
                                                                  =========     =========

                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                            2000          1999         2000         1999
                                                         ----------    ----------   ----------   ----------
Revenues .............................................   $  962,039    $  562,812   $2,582,034   $1,544,348
Direct costs:
   Salaries and wages of worksite employees ..........      804,525       466,409    2,156,446    1,281,094
   Benefits and payroll taxes ........................      117,447        70,212      333,474      203,589
                                                         ----------    ----------   ----------   ----------

Gross profit .........................................       40,067        26,191       92,114       59,665

Operating expenses:
   Salaries, wages and payroll taxes .................       13,905         9,223       38,256       26,849
   General and administrative expenses ...............        9,022         6,152       25,612       16,458
   Commissions .......................................        2,331         1,678        6,708        4,654
   Advertising .......................................        1,249           932        3,681        2,861
   Depreciation and amortization .....................        2,987         1,817        8,503        4,715
                                                         ----------    ----------   ----------   ----------
                                                             29,494        19,802       82,760       55,537
                                                         ----------    ----------   ----------   ----------

Operating income .....................................       10,573         6,389        9,354        4,128

Other income (expense):
   Interest income ...................................        1,107           568        2,837        1,883
   Other, net ........................................           (3)            7            4           92
                                                         ----------    ----------   ----------   ----------
                                                              1,104           575        2,841        1,975
                                                         ----------    ----------   ----------   ----------

Income before income taxes ...........................       11,677         6,964       12,195        6,103
Income tax expense ...................................        4,262         2,577        4,451        2,259
                                                         ----------    ----------   ----------   ----------

Net income ...........................................   $    7,415    $    4,387   $    7,744   $    3,844
                                                         ==========    ==========   ==========   ==========

Basic net income per share of common stock ...........   $     0.27    $     0.16   $     0.29   $     0.14
                                                         ==========    ==========   ==========   ==========

Diluted net income per share of common stock .........   $     0.25    $     0.16   $     0.27   $     0.14
                                                         ==========    ==========   ==========   ==========

                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            ACCUMULATED
                                   COMMON STOCK      ADDITIONAL                OTHER
                                      ISSUED          PAID-IN    TREASURY  COMPREHENSIVE RETAINED
                                 SHARES    AMOUNT     CAPITAL     STOCK        LOSS      EARNINGS    TOTAL
                                --------  ---------  ---------  ---------  ------------- --------   --------
Balance at December 31, 1999      29,818   $    298   $ 65,210   $(18,072)   $   (218)   $ 33,250    $ 80,468
  Exercise of stock options          536          6      4,718         --          --          (3)      4,721
  Sale of common stock
    put warrant                       --         --        125         --          --          --         125
  Other                               --         --         22          5          --          --          27
  Change in unrealized loss
    on marketable securities          --         --         --         --         162          --         162
  Net income                          --         --         --         --          --       7,744       7,744
                                                                                                     --------
  Comprehensive income                                                                                  7,906
                                --------   --------   --------   --------    --------    --------    --------
Balance at September 30, 2000     30,354   $    304   $ 70,075   $(18,067)   $    (56)   $ 40,991    $ 93,247
                                ========   ========   ========   ========    ========    ========    ========


                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                              2000       1999
                                                                           --------    --------
Cash flows from operating activities:
   Net income ..........................................................   $  7,744    $  3,844
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization ...................................      8,558       5,088
       Bad debt expense ................................................      1,306         545
       Deferred income taxes ...........................................      1,643       1,270
       Loss (gain) on the disposition of assets ........................         46         (83)
       Changes in operating assets and liabilities:
        Accounts receivable ............................................    (22,631)    (12,545)
        Prepaid expenses ...............................................        572      (3,778)
        Other assets ...................................................        698         117
        Accounts payable ...............................................        426      (1,638)
        Payroll taxes and other payroll deductions payable .............     14,322      (9,712)
        Accrued worksite employee payroll expense ......................     20,234      24,020
        Other accrued liabilities ......................................      3,469       3,303
        Income taxes payable/receivable ................................      1,222         650
                                                                           --------    --------
          Total adjustments ............................................     29,865       7,237
                                                                           --------    --------
          Net cash provided by operating activities ....................     37,609      11,081

Cash flows from investing activities:
   Marketable securities:
        Purchases ......................................................    (17,240)    (13,439)
        Proceeds from dispositions .....................................     15,416      31,517
   Property and equipment:
        Purchases ......................................................     (9,376)    (11,019)
        Proceeds from dispositions .....................................        147          68
   Investment in software development costs ............................     (4,002)     (3,975)
   Investment in other companies .......................................     (5,634)         --
                                                                           --------    --------

          Net cash provided by (used in) investing activities ..........    (20,689)      3,152

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           2000       1999
                                                                         --------   --------
Cash flows from financing activities:
   Proceeds from the exercise of stock options .......................   $  4,721   $    313
   Purchase of treasury stock ........................................         --    (16,132)
   Proceeds from the sale of common stock put warrant ................        125        119
   Loans to employees ................................................         --        137
   Other .............................................................         27         69
                                                                         --------   --------

         Net cash provided by (used in) financing activities .........      4,873    (15,494)
                                                                         --------   --------

Net increase (decrease) in cash and cash equivalents .................     21,793     (1,261)

Cash and cash equivalents at beginning of period .....................     25,451     23,521
                                                                         --------   --------
Cash and cash equivalents at end of period ...........................   $ 47,244   $ 22,260
                                                                         ========   ========

                             See accompanying notes.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1.       BASIS OF PRESENTATION

         Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the nine months ended September 30, 2000 and 1999, revenues from the Company's Texas markets represented 50.8% and 63.9% of the Company's total revenues, respectively.

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

         The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The consolidated balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at September 30, 2000, and the consolidated statements of operations, cash flows and stockholders' equity for the interim periods ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company's earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

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

3.       STOCKHOLDERS' EQUITY

         On October 16, 2000, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend. All share and per share amounts presented in these financial statements have been retroactively restated to reflect this change in the Company's capital structure.

4.       NET INCOME PER SHARE

         The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                                                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                                        2000     1999     2000     1999
                                                                       ------   ------   ------   ------
Basic net income per share -
   weighted average shares outstanding .............................   27,295   27,094   27,099   27,668
Effect of dilutive securities:
   Common stock purchase warrants -
     treasury stock method .........................................      773       --      313       --
   Common stock options - treasury stock method ....................    1,712       76    1,300       80
                                                                       ------   ------   ------   ------
                                                                        2,485       76    1,613       80
                                                                       ------   ------   ------   ------
Diluted net income per share - weighted average
   shares outstanding plus effect of dilutive securities ...........   29,780   27,170   28,712   27,748
                                                                       ======   ======   ======   ======

Potentially dilutive securities not included in weighted
   average share calculation due to anti-dilutive effect ...........    1,130    5,094    2,720    5,397
                                                                       ======   ======   ======   ======

5.       MARKETABLE SECURITIES

         At September 30, 2000, the Company's marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a component of accumulated other comprehensive loss in stockholders' equity.

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

         THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999.

         The following table presents certain information related to the Company's results of operations for the three months ended September 30, 2000 and 1999.

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 ------------------------            %
                                                                   2000            1999            CHANGE
                                                                 -------          -------          -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
Revenues ....................................................   $962,039         $562,812           70.9%
Gross profit ................................................     40,067           26,191           53.0%
Operating expenses ..........................................     29,494           19,802           48.9%
Operating income ............................................     10,573            6,389           65.5%
Other income ................................................      1,104              575           92.0%
Net income ..................................................      7,415            4,387           69.0%
Diluted net income per share of common stock ................       0.25             0.16           56.3%

STATISTICAL DATA:
Average number of worksite employees paid per month .........     65,722           43,855           49.9%
Fee revenue per worksite employee per month .................   $  4,655         $  4,090           13.8%
Fee payroll cost per worksite employee per month ............      3,865            3,366           14.8%
Gross markup per worksite employee per month ................        790              724            9.1%
Gross profit per worksite employee per month ................        203              199            2.0%
Operating expenses per worksite employee per month ..........        150              151           (0.7)%
Operating income per worksite employee per month ............         54               48           12.5%
Net income per worksite employee per month ..................         38               33           15.2%

         REVENUES

         The Company's revenues for the three months ended September 30, 2000 increased 70.9% over the same period in 1999 due to a 49.9% increase in the average number of worksite employees paid per month, accompanied by a 13.8% increase in fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Worksite employee growth within the Company's existing client base and slightly improved client retention also contributed to this increase.

          Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 33% over the third quarter of 1999, while revenues from markets opened after 1993 increased 109%. For the three months ended September 30, 2000, revenues from the state of Texas represented 49% of the Company's total revenues and Houston, the Company's original market, represented 26% of the total.

         The 13.8% increase in fee revenue per worksite employee per month directly related to the 14.8% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company's existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iv) the attrition of clients with worksite employees that have a lower average base pay than the existing client base.

         GROSS PROFIT

         Gross profit for the third quarter of 2000 increased 53.0% over the third quarter of 1999, primarily due to the 49.9% increase in the average number of worksite employees paid per month accompanied by a 2.0% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $203 per month in the 2000 period from $199 per month in the 1999 period, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

         The year-over-year growth rate in gross profit per worksite employee per month slowed during the third quarter of 2000 compared to the previous two quarters primarily because of the Company's rapid growth in worksite employees and its resulting impact on payroll tax expense. Because payroll taxes are based on each employee's cumulative earnings up to specified wage levels, significant worksite employee growth during the latter half of the year has resulted in increased payroll taxes associated with these new worksite employees and a corresponding reduction in gross profit per worksite employee. As these employees reach their payroll tax wage limits, payroll tax expense and gross profit per employee are expected to return to historical trends. See "Seasonality, Inflation and Quarterly Fluctuations" on p.21 for a more detailed discussion of the impact of payroll taxes on the Company's financial results.

         Gross markup per worksite employee per month increased 9.1% to $790 in the 2000 period versus $724 in the 1999 period. Approximately 61% of the $66 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs.

         The Company's primary direct costs, which include payroll taxes, benefits and workers' compensation expenses, increased 11.7% to $584 per worksite employee per month in the 2000 period versus $523 in the 1999 period. Payroll taxes increased $40 per worksite employee per month over the third quarter of 1999, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.08% in the 2000 period from 7.02% in the 1999 period due primarily to the significant growth in paid worksite employees during the year. The cost of health insurance and related employee benefits increased $15 per worksite employee over the third quarter of 1999 due to a 2.6% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans to 69.6% in the 2000 period from 67.0% in the 1999 period. Workers' compensation costs increased $6 per worksite employee per month over the third quarter of 1999, and remained constant at 1.19% of fee payroll cost in both periods.

         Gross profit, measured as a percentage of revenue, declined to 4.16% in the 2000 period from 4.65% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

         OPERATING EXPENSES

         The following table presents certain information related to the Company's operating expenses for the three months ended September 30, 2000 and 1999.

                                      THREE MONTHS ENDED SEPTEMBER  30,         THREE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------------   ----------------------------------
                                       2000         1999       % CHANGE          2000        1999       % CHANGE
                                       ----         ----       --------          ----        ----       --------
                                                (IN THOUSANDS)                   (PER WORKSITE EMPLOYEE PER MONTH)
Salaries, wages and payroll taxes     $13,905     $ 9,223       50.8%          $    71     $    70         1.4%
General and administrative expenses     9,022       6,152       46.7%               46          47        (2.1)%
Commissions                             2,331       1,678       38.9%               12          13        (7.7)%
Advertising                             1,249         932       34.0%                6           7       (14.3)%
Depreciation and amortization           2,987       1,817       64.4%               15          14         7.1%
                                      -------     -------                      -------     -------
     Total operating expenses         $29,494     $19,802       48.9%          $   150     $   151        (0.7)%
                                      =======     =======                      =======     =======

         Operating expenses increased 48.9% over the third quarter of 1999, primarily due to the 49.9% growth in the average number of worksite employees paid by the Company. Operating expenses per worksite employee decreased 0.7% to $150 per month in the 2000 period versus $151 in the 1999 period. During the third quarter of 2000, the Company's operating expenses continued to be impacted by several strategic initiatives, including its national sales and service expansion, the enhancement of its proprietary professional employer information system, the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the development and launch of its new eCommerce portal, bizzport.

         Salaries, wages and payroll taxes of corporate and sales staff increased to $71 per worksite employee per month in the 2000 period from $70 in the 1999 period. Corporate and sales staff increased at a rate lower than the Company's worksite employee growth, but increased incentive compensation expense more than offset this decrease.

         General and administrative expenses decreased to $46 per worksite employee per month from $47 in the third quarter of 1999, as reductions in legal fees, repairs and maintenance costs and bad debt expenses were partially offset by increased human resources expenses, consulting fees and travel expenses.

         Depreciation and amortization expense increased $1 per worksite employee per month over the 1999 period as a result of the increased capital assets placed in service in 2000 and late 1999, including (i) the implementation of certain new components of Administaff Assistant, primarily the web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software and hardware; (ii) the opening of new sales offices; (iii) the expansion of the Atlanta operations center and opening of the Houston operations center; and (iv) the expansion of corporate headquarters.

         Commissions expense decreased by $1 per worksite employee per month from the 1999 period due to reduced sales agency commissions. Advertising costs also decreased $1 per month on a per worksite employee basis versus the third quarter of 1999 because the Company's rapid growth has outpaced the Company's advertising plan in new and existing markets.

         NET INCOME

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax-exempt interest income. The effective income tax rate for the 2000 period was consistent with the 1999 period.

         Operating income and net income per worksite employee per month improved to $54 and $38 in the 2000 period, versus $48 and $33 in the 1999 period. The Company's net income and diluted net income per share for the quarter ended September 30, 2000, increased to $7.4 million and $0.25, versus $4.4 million and $0.16 for the quarter ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

         The following table presents certain information related to the Company's results of operations for the nine months ended September 30, 2000 and 1999.

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ---------------------        %
                                                                    2000         1999       CHANGE
                                                                  -------       ------      ------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
Revenues ....................................................   $2,582,034   $1,544,348      67.2%
Gross profit ................................................       92,114       59,665      54.4%
Operating expenses ..........................................       82,760       55,537      49.0%
Operating income ............................................        9,354        4,128     126.6%
Other income ................................................        2,841        1,975      43.8%
Net income ..................................................        7,744        3,844     101.5%
Diluted net income per share of common stock ................         0.27         0.14      92.9%

STATISTICAL DATA:
Average number of worksite employees paid per month .........       60,184       40,883      47.2%
Fee revenue per worksite employee per month .................   $    4,526   $    4,003      13.1%
Fee payroll cost per worksite employee per month ............        3,750        3,296      13.8%
Gross markup per worksite employee per month ................          776          707       9.8%
Gross profit per worksite employee per month ................          170          162       4.9%
Operating expenses per worksite employee per month ..........          153          151       1.3%
Operating income per worksite employee per month ............           17           11      54.5%
Net income per worksite employee per month ..................           14           10      40.0%

          REVENUES

          The Company's revenues for the nine months ended September 30, 2000 increased 67.2% over the same period in 1999 due to a 47.2% increase in the average number of worksite employees paid per month, accompanied by a 13.1% increase in fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Worksite employee growth within the Company's existing client base and slightly improved client retention also contributed to this increase.

          Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 30% over the first nine months of 1999, while revenues from markets opened after 1993 increased 108%. For the nine months ended September 30, 2000, revenues from the state of Texas represented 51% of the Company's total revenues and Houston, the Company's original market, represented 27% of the total.

         The 13.1% increase in fee revenue per worksite employee per month directly related to the 13.8% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company's existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iv) the attrition of clients with worksite employees that have a lower average base pay than the existing client base.

         GROSS PROFIT

         Gross profit for the first nine months of 2000 increased 54.4% over the first nine months of 1999, primarily due to the 47.2% increase in the average number of worksite employees paid per month accompanied by a 4.9% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $170 per month in the 2000 period from $162 per month in the 1999 period, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

         Gross markup per worksite employee per month increased 9.8% to $776 in the 2000 period versus $707 in the 1999 period. Approximately 52% of the $69 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs.

         The Company's primary direct costs, which include payroll taxes, benefits and workers' compensation expenses, increased 11.2% to $604 per worksite employee per month in the 2000 period versus $543 in the 1999 period. Payroll taxes increased $42 per worksite employee per month over the first nine months of 1999, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.78% in the 2000 period from 7.69% in the 1999 period due to the significant growth in paid worksite employees during the year and a slight increase in the Company's weighted average state unemployment tax rate. The cost of health insurance and related employee benefits increased $13 per worksite employee over the first nine months of 1999 due to a 2.7% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plans to 68.9% in the 2000 period from 67.1% in the 1999 period. Workers' compensation costs increased $6 per worksite employee per month over the first nine months of 1999, and remained constant at 1.21% of fee payroll cost in the both periods.

         Gross profit, measured as a percentage of revenue, declined to 3.57% in the 2000 period from 3.86% in the 1999 period. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

         OPERATING EXPENSES

         The following table presents certain information related to the Company's operating expenses for the nine months ended September 30, 2000 and 1999.

                                               NINE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------         -------------------------------
                                                  2000     1999   % CHANGE                2000     1999   % CHANGE
                                                  ----     ----   --------                ----     ----   --------
                                                        (IN THOUSANDS)                (PER WORKSITE EMPLOYEE PER MONTH)
Salaries, wages and payroll taxes               $38,256   $26,849   42.5%               $    71   $    73   (2.7)%
General and administrative expenses              25,612    16,458   55.6%                    47        45    4.4%
Commissions                                       6,708     4,654   44.1%                    12        12     --
Advertising                                       3,681     2,861   28.7%                     7         8  (12.5)%
Depreciation and amortization                     8,503     4,715   80.3%                    16        13   23.1%
                                                -------   -------                       -------   -------
     Total operating expenses                   $82,760   $55,537   49.0%               $   153   $   151    1.3%
                                                =======   =======                       =======   =======

         Operating expenses increased 49.0% over the first nine months of 1999, primarily due to the 47.2% growth in the average number of worksite employees paid by the Company. Operating expenses per worksite employee increased 1.3% to $153 per month in the 2000 period versus $151 in the 1999 period. During the first nine months of 2000, the Company's operating expenses continued to be impacted by several strategic initiatives, including its national sales and service expansion, the enhancement of its proprietary professional employer information system, the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the development and launch of its new eCommerce portal, bizzport.

         Salaries, wages and payroll taxes of corporate and sales staff decreased to $71 per worksite employee per month in the 2000 period from $73 in the 1999 period, as corporate and sales staff increased at a rate lower than the Company's worksite employee growth. This decrease was partially offset by increased incentive compensation expense.

         General and administrative expenses increased $2 per worksite employee per month over the first nine months of 1999, primarily due to increased consulting expenses associated with the Company's technology initiatives, an increase in the bad debt reserve and increased travel expenses associated with the Company's national expansion.

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

         Operating income per worksite employee per month improved to $17 in the 2000 period versus $11 in the 1999 period. Net income per worksite employee was $14 in the 2000 period compared to $10 in the 1999 period. The Company's net income and diluted net income per share for the nine months ended September 30, 2000, were $7.7 million and $0.27, versus $3.8 and $0.14 for the nine months ended September 30, 1999.

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

         The Company had $79.9 million in cash and cash equivalents and marketable securities at September 30, 2000, of which approximately $35.8 million was payable in October 2000 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At September 30, 2000, the Company had working capital of $41.0 million compared to $35.8 million at December 31, 1999. As of September 30, 2000, the Company had no long-term debt.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The $26.5 million increase in net cash provided by operating activities was primarily the result of the timing of payroll tax payments surrounding the December 31 and September 30 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end. In addition, net income as adjusted for non-cash items increased by $8.6 million. These increases were partially offset by an $8 million decrease in customer prepayments of accounts receivable that also fluctuate significantly depending on the day of the week on which a period ends.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

          The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words "expects," "intends," "plans," "projects," "believes," "estimates," "likely," "goal," and "assume," and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) regulatory and tax developments including the ongoing audit of the Company's 401(k) plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (ii) changes in the Company's direct costs and operating expenses including increases in health insurance premiums, workers' compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company's operations; (iii) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (iv) the Company's ability to effectively implement its eBusiness strategy; (v) the effectiveness of the Company's sales and marketing efforts, including the Company's marketing agreements with American Express and other companies; and (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company's ability to renew or replace client companies. These factors are discussed in detail in the Company's 1999 annual report on Form 10-K. Any of these factors, or a combination of such factors, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company believes that its pending legal proceedings would not have a material adverse effect on its financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         27     Financial Data Schedule

(b)      Reports on Form 8-K

              On September 27, 2000, the Company filed a report on Form 8-K which announced a two-for-one stock split in the form of a 100% stock dividend.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Administaff, Inc.



Date:  November 14, 2000              By:          /s/ Richard G. Rawson
                                           -----------------------------------
                                                   Richard G. Rawson
                                               Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)


Date:  November 14, 2000              By:        /s/ Douglas S. Sharp
                                           -----------------------------------
                                                   Douglas S. Sharp
                                                Vice President, Finance
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27            Financial Data Schedule