Form 10-K
period 2000-12-31
ADMINISTAFF INC \DE\
filed 2001-03-16
CIK 1000753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   (Mark One)
       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000.
                                       or
       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

              For the transition period from            to
                                             ----------    ----------

                           Commission File No. 1-13998

                                ADMINISTAFF, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 76-0479645
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

       19001 Crescent Springs Drive
              Kingwood, Texas                               77339
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 12, 2001, 27,433,699 shares of the registrant's common stock, par value $0.01 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the March 12, 2001 closing price of the common stock as reported by the New York Stock Exchange) was approximately $409 million.

         Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 8, 2001 which the registrant intends to file within 120 days of the end of the fiscal year.

================================================================================

                                TABLE OF CONTENTS


                                      PART I


Item 1.    Business............................................................  2

Item 2.    Properties.......................................................... 16

Item 3.    Legal Proceedings................................................... 16

Item 4.    Submission of Matters to a Vote of Security Holders................. 17



                                   PART II


Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters....................................... 19

Item 6.    Selected Financial Data............................................. 20

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................... 21

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk.......... 36

Item 8.    Financial Statements and Supplementary Data......................... 37

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 37


                                  PART III


Item 10.   Directors and Executive Officers of the Registrant.................. 38

Item 11.   Executive Compensation.............................................. 38

Item 12.   Security Ownership of Certain Beneficial Owners and Management ..... 38

Item 13.   Certain Relationships and Related Transactions...................... 38


                                   PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 39

                                     PART I

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words "expects", "intends," "plans," "projects," "believes," "estimates," "likely," "goal," "assume" and similar expressions. In the normal course of business, Administaff, Inc. ("Administaff" or the "Company"), in an effort to help keep its stockholders and the public informed about the Company's operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, factors discussed in Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the factors discussed under the caption "Factors That May Affect Future Results and the Market Price of Common Stock," beginning on page 32.


ITEM 1. BUSINESS.

GENERAL

         Administaff is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System encompassing a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services. The Company was organized as a corporation in 1986 and has provided PEO services since inception.

         The Company's Personnel Management System is designed to improve the productivity and profitability of small and medium-sized businesses. It relieves business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. It also promotes employee performance through human resource management techniques that improve employee satisfaction. The Company provides the Personnel Management System by entering into a Client Services Agreement ("CSA"), which establishes a three-party relationship whereby the Company and client act as co-employers of the employees who work at the client's location ("worksite employees"). Under the CSA, Administaff assumes responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client company retains the employees' services in its business and remains the employer for various other purposes. The Company charges a comprehensive service fee, which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The fee is based upon the gross payroll of each client and the Company's estimated cost of providing the services included in the Personnel Management System.

         Administaff is a leading provider of PEO services, both in terms of the number of worksite employees and in terms of revenues. The Company, which serves client companies with worksite employees located throughout the United States, is currently executing a long-term national expansion strategy targeting approximately 90 sales offices located in 40 strategically selected markets. As part of this expansion strategy, the Company opened six new sales offices and entered two new markets during 2000. As of December 31, 2000, the Company had 31 sales offices located in 17 markets. For the year ended December 31, 2000, Houston, the Company's original market, accounted for approximately 27% of the Company's revenues with other Texas markets contributing an additional 23%. During 2000, revenues grew 33% in the Texas markets and 114% in the non-Texas markets.

         The Company's national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service capacity. During 2000, the Company relocated and expanded its service center in Houston and continued to place human resources and customer service personnel in its sales markets. As of December 31, 2000, the Company had three service centers, which when fully staffed, will provide the capacity to serve approximately 100,000 worksite employees. In addition, the Company has human resources and customer service personnel located in all of its 17 sales markets. The Company expects to open five new sales offices in 2001.

         The Company's eBusiness strategy includes three primary initiatives:
Administaff Assistant, bizzport and a best practices human resources site. Administaff Assistant, the Company's Internet-based service delivery platform, provides automated, personalized PEO services to clients and worksite employees. Bizzport is an eCommerce portal designed to provide the Company's clients and worksite employees with a wide variety of value-added products and services. The best practices human resources site will seek to extend the Company's brand and presence as the premier human resources department for small and medium-sized business by providing a comprehensive human resources information guide on the web sites of alliance partners. The best practices human resources site is expected to be launched during 2001.

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

         A significant factor in the growth of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with the National Association of Professional Employer Organizations ("NAPEO"), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the legitimacy and further development of the industry. While 47 states have recognized PEOs in their employment laws, many states do not explicitly regulate PEOs. However, 21 states (including Texas) have enacted legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in all 21 of these states. The cost of compliance with these regulations is not material to the Company's financial position or results of operations.

PEO SERVICES

         The Company serves small and medium-sized business by providing its Personnel Management System, which encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services. The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client company are the following:

      o    Internal Revenue Code (the "Code")           o    Age Discrimination in Employment Act
                                                             (ADEA)
      o    Federal Income Contribution Act (FICA)
                                                        o    The Family and Medical Leave Act (FMLA)
      o    Federal Unemployment Tax Act (FUTA)
                                                        o    Health Insurance Portability and
      o    Fair Labor Standards Act (FLSA)                   Accountability Act (HIPAA)

      o    Employee Retirement Income Security Act      o    Drug-Free Workplace Act
           (ERISA)
                                                        o    Occupational Safety and Health Act
      o    Consolidated Omnibus Budget Reconcilia-           (OSHA)
           tion Act of 1987 (COBRA)
                                                        o    Worker Adjustment and Retraining
      o    Immigration Reform and Control Act                Notification Act (WARN)
           (IRCA)
                                                        o    State unemployment and employment
      o    Title VII (Civil Rights Act of 1964)              security laws

      o    Americans with Disabilities Act (ADA)        o    State workers' compensation laws

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

         Benefit Plans Administration. The Company's benefit plans include the following: a group health plan, a dependent care spending account plan, a worklife program, an educational assistance plan, an adoption assistance program, group term life insurance coverage, accidental death and dismemberment insurance coverage, short-term and long-term disability insurance coverage and a 401(k) plan. The group health plan includes medical, dental, vision and prenatal care, and a prescription drug program. All eligible employees may participate in the 401(k) plan, while various components of the welfare and fringe benefit plans are provided to applicable employees based on eligibility provisions specific to those plans. The Company is responsible for the costs and premiums associated with these plans, acts as plan administrator of the plans, negotiates the terms and costs of the plans, maintains the plans in accordance with applicable federal and state regulations and serves as liaison for the delivery of such benefits to worksite employees. The Company believes that this variety and quality of benefit plans are generally not available to employees in its small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. Moreover, the Company believes that the availability of these benefit plans provide our clients with a competitive advantage that small and medium-sized businesses are normally unable to attain in the areas of benefits cost, employee recruiting and employee retention.

         Personnel Management. The Company provides a wide variety of personnel management services which give its client companies access to resources normally found only in the human resources departments of large companies. All client companies receive the Company's comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. Other human resources services provided by the Company include drafting and reviewing personnel policies and employee handbooks, designing job descriptions, performing prospective employee screening and background investigations, designing performance appraisal processes and forms, and providing professional development and issues-oriented training, employee counseling, substance abuse awareness training, drug testing, outplacement services and compensation guidance.

         Employer Liability Management. Under the CSA, the Company assumes many of the employment-related responsibilities associated with its administrative functions, benefit plans administration and personnel management services. For those employment-related responsibilities that are the responsibility of the client or that Administaff shares with its clients, the Company can assist its clients in managing and limiting exposure. This includes first time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workers' compensation claims. Administaff also provides guidance to clients on avoiding liability for discrimination, sexual harassment and civil rights violations, and participates in termination decisions to attempt to secure protection from liability on those grounds. When a claim arises, the Company often assists in the client's defense regardless of whether the Company has been named directly. The Company employs in-house and external counsel specializing in several areas of employment law who have broad experience in disputes concerning the employer/employee relationship and who provide support to the Company's human resource services specialists. This support allows Administaff's clients to contest many claims that they might otherwise have been inclined to settle. The Company also provides employment practice liability insurance to its clients as part of its comprehensive service. The Company also monitors changing government regulations and notifies clients of their potential effect on employer liability.

eBUSINESS SERVICES

         The Company's comprehensive eBusiness strategy is designed to add new revenue streams and extend the Company's brand as the premier human resources department for small business. The Company also expects its eBusiness services to positively impact its core PEO services by enhancing the Company's attractiveness to prospective clients, increasing client retention and reducing operating costs. The Company expects to continue enhancing each of the following initiatives, with a focus on additional functionality and service offerings.

         Administaff Assistant is the Company's web-based PEO service delivery platform, which is designed to provide automated, personalized PEO services to the Company's clients and worksite employees. Administaff Assistant provides a wide range of functionality, including:

         o   An online personnel guide;

         o Best practices human resource management process maps and process overviews;

         o   Printable online human resources forms;

         o   Customer-specific payroll information and reports;

         o Employee information, including online check stubs and pay history reports;

         o   Online submission and approval of payroll data;

         o   Online training;

         o   Links to benefits providers and other key vendors; and

         o   Frequently asked questions.

         The Company's second major eBusiness initiative, bizzport, was launched in the second quarter of 2000. bizzport is an eCommerce portal that brings a wide range of product and service offerings from best-of-class providers to Administaff clients, worksite employees and their families. The Company's bizzport offerings include financial services (American Express, Aon, Bank One), technology solutions (Dell, IBM, Lexmark), communications services (AT&T), travel services (Continental Airlines), business services (Virtual Growth,

Works.com, Forrester Research, Oxford Capital, CorporateGifts.com), consumer products (FTD.COM, Spiegel, Charitygift.com) and employee services (Best Upon Request, MovingStation). The bizzport site also features the unique Best2Best client network, where Administaff clients can conduct business with each other.

         The third initiative in the Company's eBusiness strategy is a best practices human resources site that will seek to extend the Company's brand and presence as the premier human resources department for small and medium-sized business by providing a comprehensive human resources information guide on the web sites of alliance partners. This eContent platform will include human resource process maps, human resources management best practices, discussion of current events in human resource management, and tips on avoiding common human resource mistakes. The site is expected to be launched during 2001.

CLIENT SERVICE AGREEMENT

         All clients enter into Administaff's Client Service Agreement. The CSA generally provides for an on-going relationship, subject to termination by the Company or the client upon 60 to 180 days written notice.

         The CSA establishes the Company's comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client's workforce and statutory changes that affect the Company's costs. The CSA also establishes the division of responsibilities between the Company and the client as co-employers. Pursuant to the CSA, the Company is responsible for all personnel administration and is liable for purposes of certain employment-related government regulation. In addition, the Company assumes liability for payment of salaries and wages of its worksite employees and responsibility for providing employee benefits to such persons, regardless of whether the client company makes timely payment of the associated service fee. The client retains the employees' services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond the Company's ability to assume. A third group of responsibilities and liabilities are shared by the Company and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:

Administaff

o Payment of wages and related tax reporting and remittance (state and federal withholding, FICA, FUTA, state unemployment);

o   Workers' compensation compliance, procurement, management and reporting;

o Compliance with COBRA, IRCA, HIPAA and ERISA (for plans sponsored by Administaff), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

o   Employee benefits administration.

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

o Professional licensing requirements, fidelity bonding and professional liability insurance; and

o   Products produced and/or services provided.

Joint

o Implementation of policies and practices relating to the employee/employer relationship; and

o Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

         Because the Company is a co-employer with the client company for some purposes, it is possible that the Company could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that the Company could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages (including coverages for its clients) to manage its exposure for these types of claims, and as a result, the costs in excess of insurance premiums incurred by the Company with respect to this exposure have historically been insignificant to the Company's operating results.

         Clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although the Company is ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, it retains the ability to terminate the CSA as well as the employees upon non-payment by a client. This right, the periodic nature of payroll and the overall quality of the Company's client base have resulted in an excellent overall collections history.

CUSTOMERS

         Administaff provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community not served by most PEOs. The Company has set a long-term goal to serve approximately 10% of the overall small and medium-sized business community.

         Administaff serves client companies and worksite employees located throughout the United States. The Company's client base is broadly distributed throughout a wide variety of industries including:

         o   Business services - 25%;

         o   Finance, insurance and real estate - 16%;

         o   Medical services - 9%;

         o   Manufacturing - 8%;

         o   Engineering, accounting and legal services - 8%;

         o   Construction - 7%;

         o   Wholesale trade - 6%;

         o   Retail trade - 6%;

         o   Transportation - 4%; and

         o   Other - 11%.

         This diverse client base lowers the Company's exposure to downturns or volatility in any particular industry. However, the Company's performance could be affected by general economic conditions within the small and medium-sized business community. For the year ended December 31, 2000, Houston, the Company's original market, accounted for approximately 27% of the Company's revenues with other Texas markets contributing an additional 23%. During 2000, revenues grew 33% in the Texas markets and 114% in the non-Texas markets.

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

         The Company focuses heavily on client retention. Administaff's client retention record over the last five years reflects that approximately 80% of Administaff's clients remain for more than one year, and that the retention rate improves for clients who remain with Administaff for longer periods. Client attrition is attributable to a variety of factors, including (i) client non-renewal due to price factors, (ii) sale, disposition or merger of the client company, (iii) competition from other PEOs and business services firms, (iv) termination of the CSA by Administaff resulting from the client's inability to make timely payments, and (v) client business failure or downsizing.

MARKETING AND SALES

         As of December 31, 2000, the Company had 31 sales offices located in 17 markets. The Company is currently executing a long-term national expansion strategy, which targets approximately 90 sales offices in 40 strategically selected markets. The Company's sales offices typically consist of six to ten sales representatives, a district sales manager and an office administrator. The Company's markets and their respective year of entry are as follows:

                                                                       Initial
Market                            Sales Offices                       Entry Date
------                            -------------                       ----------

Houston                                 4                                1986
San Antonio                             1                                1989
Austin                                  1                                1989
Orlando                                 1                                1989
Dallas                                  3                                1993
Atlanta                                 3                                1994
Phoenix                                 1                                1995
Chicago                                 2                                1995
Washington D.C                          2                                1995
Denver                                  1                                1996
Los Angeles                             3                                1997
Charlotte                               1                                1997
St. Louis                               1                                1998
San Francisco                           3                                1998
New York                                2                                1999
Baltimore                               1                                2000
New Jersey                              1                                2000

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

         In 1998, the Company entered into a Marketing Agreement with American Express, under which American Express is utilizing its resources to generate appointments with prospects for the Company's services in certain markets. In April 2000, the Marketing Agreement was amended to provide for increased marketing efforts by American Express and the embedding of American Express services in the Company's bizzport offerings. In addition, the Company and American Express are working to jointly develop product offerings that enhance the current PEO services offered by the Company. The Company pays a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement and the total number of worksite employees paid by the Company. In 2000, the Marketing Agreement produced 27% of the Company's sales leads and 20% of new worksite employees sold. The Marketing Agreement expires at the end of 2005.

COMPETITION

         Administaff provides a value-added, full service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community not served by most PEOs. This full-service approach is exemplified by the Company's commitment to service and technology personnel and tools, which has produced a ratio of corporate staff to worksite employees (the "staff support ratio") that is higher than average for the PEO industry. Based on an analysis of the 1997 - 1999 annual NAPEO surveys of the PEO industry, the Company has successfully leveraged its full-service approach into significantly higher returns for the Company on a per worksite employee per month basis. During the three year period from 1997 to 1999, the Company's staff support ratio averaged 34% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 112% and 474%.

         Competition in the PEO industry revolves primarily around quality of services, breadth of services, choice and quality of benefits packages, reputation and price. The Company believes that reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry. The Company also believes that it competes favorably in these areas.

         Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, the Company considers its primary competition to be the traditional in-house provision of employee-related services. The PEO industry is highly fragmented, and the

Company believes that it is the largest PEO in the United States in terms of revenues. The Company's largest national competitors include Staff Leasing, Inc. and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, the Company faces competition from large regional PEOs in certain areas of the country. As the Company and other large PEOs expand nationally, the Company expects that competition may intensify among larger PEOs. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants.

VENDOR RELATIONSHIPS

         Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees.

         The Company's primary group health insurance vendor is Aetna U.S. Healthcare, Inc. ("Aetna"). The Company provides a range of health plan coverages under the plan, and Administaff's comprehensive fees to its clients reflect the coverage options provided. The Company initiated insurance coverage with Aetna in 1989, and the current one-year policy expires on December 31, 2001. The Company's coverage options with Aetna primarily include a PPO arrangement and an HMO plan. All Aetna coverages are fully insured and require the Company to fund claims and premiums up to a specified quarterly maximum amount. Aetna is required to fund all claims and premiums, if any, in excess of the quarterly maximum amount. These quarterly maximum amounts are adjustable, based on claims experience, with six months notice by Aetna. While Aetna bears ultimate legal responsibility for all claims, the Company seeks to minimize the costs of providing health care coverages through active assistance in the claims administration and resolution process, because the Company's long-term health care costs could be affected by its claims experience.

         The Company's workers' compensation policy is currently provided by Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies. Since November 1994, the Company has been covered under a guaranteed cost plan whereby premiums are paid for complete coverage of all claims under the policy. The current policy expires on September 30, 2001.

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

         AIMS (Administaff Information Management System), the Company's proprietary PEO information system, is in its fifth generation. Deployed during the third quarter of 2000, the new release includes improved processing speed, a comprehensive payroll tax calculation system based on a third-party tax information database, enhanced integration with Administaff Assistant, increased reporting capabilities, and simplified operational user interfaces. The software has been developed using Informix, a relational database and programming language, Power Builder, an object oriented client/server development system, and state-of-the-art web development tools. The software is designed to provide high volume, professional employer services utilizing a combination of on-line and background processing capabilities that can be readily expanded to handle additional processing needs. The system is accessed through a graphical user interface engineered to maximize both the quality of Administaff's services and the efficiency with which they are delivered.

        Administaff Assistant is the Company's web-based PEO service delivery platform, which is designed to provide automated, personalized PEO services to the Company's clients and worksite employees. Administaff Assistant provides a wide range of functionality, including:

         o   An online personnel guide;

         o Best practices human resource management process maps and process overviews;

         o   Printable online human resources forms;

         o   Customer-specific payroll information and reports;

         o Employee information, including online check stubs and pay history reports;

         o   Online submission and approval of payroll data;

         o   Online training;

         o   Links to benefits providers and other key vendors; and

         o   Frequently asked questions.

         The Company's primary information processing facility is located at the Company's corporate headquarters in Kingwood, Texas (a suburb of Houston) with secondary processing facilities located at the Company's service centers in Houston, Dallas and Atlanta. The Dallas facility acts as a disaster recovery facility for the Company, capable of handling all of the Company's operations for short periods of time.

         The Company has invested substantially in its technology and network infrastructure. Service centers, district sales offices and corporate offices are connected to the corporate data center by high-speed frame-relay and point-to-point network services utilizing Nortel Networks' gigabit technology. The network backbone is fiber-based and utilizes traffic leveling and advanced diagnostic capabilities for optimal performance. This network infrastructure provides fast, reliable communication throughout the Company's nationwide presence. With the implementation of video conferencing and voice-over-IP during 2000, the Company has further leveraged this infrastructure to converge voice, data and video over a single, integrated, national telecommunications network. The Company's principal computing platforms are Compaq/NT and IBM RISC 6000/AIX servers, and IBM and Dell workstations. The Company utilizes RISC 6000 servers for database services and Compaq/NT servers for file and other services.

INDUSTRY REGULATION

         The Company's operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with its worksite employees, the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. While 47 states have recognized PEOs in their employment laws, many states do not explicitly regulate PEOs. However, 21 states (including Texas) have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

         Certain federal and state statutes and regulations use the terms "employee leasing" or "staff leasing" to describe the arrangement among a PEO and its clients and worksite employees. The terms "employee leasing," "staff leasing" and "professional employer arrangements" are generally synonymous in such contexts and describe the arrangements entered into by the Company, its clients and worksite employees.

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

         The Company amended and restated the 401(k) Plan on December 15, 1994. Among other amendments, the Company added the matching contribution feature under Code Section 401(m) to the 401(k) Plan. In March 1995, the Company submitted the amended and restated 401(k) Plan to the IRS for a determination on its continued tax qualified status. The Company supplemented this filing with additional information on October 22, 1996, September 15, 1998, June 25, 1999 and October 9, 2000. The amended and restated 401(k) Plan is currently under review by the IRS. An IRS finding that the 401(k) Plan document merits tax qualified status is a determination as to form only and would not preclude a subsequent disqualification based on the Plan's operation.

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

        The Company does not know whether the National Office will address the Technical Advice Request independently of the Industry Issue. The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on the issues or, if issued, whether such a statement would be favorable to the Company. The Company intends to vigorously pursue a favorable resolution of the issues through one or more of the following methods: the audit-Technical Advice Request, the Market Segment Group study process, regulatory and legislative efforts, and, if necessary, legal action. If, however, any of these processes were to conclude that a PEO is not a co-employer of its worksite employees and such conclusion were to ultimately prevail, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or to the Company's cafeteria plan or continue to participate in certain other employee benefit plans of the Company as they currently exist. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of such an adverse conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available similar benefit programs to its worksite employees at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees' vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan's trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

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

         Possible Multiple Employer Plan Treatment. On February 11, 2000, the U.S. Department of Labor ("DOL") issued regulations requiring that multiple employer welfare agreements ("MEWAs") file an annual return disclosing certain information (the "Form M-1"). In general, a MEWA is defined broadly to include any employee welfare benefit plan or other arrangement that is established or maintained for the purpose of offering or providing medical benefits to the employees of two or more employers (including one or more self-employed individuals). The DOL's definition of what constitutes a MEWA can be construed so broadly that the regulations had to expressly exempt insurance companies and specified collectively bargained plans from the filing requirements. Without the exemption, these entities were concerned that they might be categorized as MEWAs and be required to file the Form M-1.

         The Company's philosophy is that it has established itself, by agreement with its clients, as the employer for purposes of sponsoring its group health plan. Consistent with this philosophy, the Company's group health plan is structured as a single employer plan. The Company, however, is concerned that given the breadth of the DOL's MEWA definition, the DOL could take the position that its group health plan is a MEWA. Given the breadth of the M-1 filing requirement, Administaff chose to make a protective filing on Company letterhead of the information requested in the Form M-1 to the DOL for the 1999 plan year, while maintaining the position that its group health plan was not a MEWA.

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

STATE REGULATION

         While many states do not explicitly regulate PEOs, 21 states (including Texas) have passed laws that have licensing, registration or certification requirements for PEOs, and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state law. The Company holds licenses in Arkansas, Florida, Montana, New Hampshire, New Mexico, Oregon, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia and West Virginia. The Company is registered or certified in Colorado, Illinois, Kentucky, Maine, Massachusetts, Minnesota, Nevada, and Rhode Island. Regardless of whether a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company was instrumental in obtaining enactment of PEO legislation in Texas, where it faced a number of challenges under state law, and believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

CORPORATE OFFICE EMPLOYEES

         The Company had approximately 1,100 corporate office and sales employees as of December 31, 2000. The Company believes that its relations with its corporate office and sales employees are good. None of the Company's corporate office and sales employees are covered by a collective bargaining agreement.

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

CORPORATE HEADQUARTERS

         The Company's corporate headquarters are located in Kingwood, Texas, in a 130,000 square foot campus-style facility. This facility, which includes 30 acres of undeveloped land for future expansion, is company-owned. All corporate operations are housed in the Kingwood facility, along with the Company's record retention center and primary data processing center. The Company expects to begin the expansion of its corporate headquarters in 2001 with the construction of a 170,000 square foot office building and parking garage. This expansion is expected to be completed in the fourth quarter of 2002.

SERVICE CENTERS

         The Company currently has three service centers located in Houston, Dallas and Atlanta. The Houston service center, which services approximately 35% of the Company's worksite employee base, was relocated to a 40,000 square foot leased facility during the third quarter of 2000. This facility, which is under lease until 2010, is designed to service approximately 20,000 worksite employees at full capacity.

         The Dallas service center, which currently services approximately 40% of the Company's worksite employee base, is located in a 40,000 square foot leased facility, which also serves as the Company's backup data processing center and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees at full capacity.

         The Atlanta service center, which currently services approximately 25% of the Company's worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2009, is designed to service approximately 40,000 worksite employees at full capacity.

         The Company's fourth service center is currently under construction. Located in Los Angeles, this 45,000 square foot leased facility will provide the capacity to service approximately 40,000 worksite employees when fully staffed. The Los Angeles service center is expected to be completed by the end of the third quarter of 2001.

SALES OFFICES

         The Company currently has 31 sales offices located in 17 markets throughout the United States. All sales offices are located in leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. Each sales office is typically staffed by six to 10 sales representatives, a district sales manager and an office administrator. In addition, the Company has placed certain client service personnel in all of its 17 sales markets to provide high-quality, localized service to its clients in those major markets. The Company expects to continue placing various client service personnel in its sales markets as a critical mass of clients is attained in each market.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. The Company believes that its pending legal proceedings would not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth the names, ages (as of February 28, 2001) and positions of the Company's executive officers:

NAME                                         AGE                             POSITION

Paul J. Sarvadi.........................     44    President and Chief Executive Officer
Richard G. Rawson.......................     52    Executive Vice President of Administration, Chief Financial Officer
                                                   and Treasurer
A. Steve Arizpe.........................     43    Executive Vice President of Client Services
Jay E. Mincks...........................     47    Executive Vice President of Sales and Marketing
Randall H. McCollum.....................     56    Vice President of eCommerce Development
Samuel G. Larson........................     39    Vice President of Enterprise Project Management
Douglas S. Sharp........................     39    Vice President of Finance and Controller
John H. Spurgin, II.....................     54    Vice President of Legal, General Counsel and Secretary

         Paul J. Sarvadi, President, Chief Executive Officer co-founded Administaff in 1986. Mr. Sarvadi attended Rice University and the University of Houston prior to starting and operating several small companies. Mr. Sarvadi has served as President of NAPEO and was a member of its Board of Directors for five years. He also served as President of the Texas Chapter of NAPEO for three of the first four years of its existence. In 1995, Mr. Sarvadi was selected as Houston's Entrepreneur of the Year for service industries.

         Richard G. Rawson, Executive Vice President of Administration, Chief Financial Officer and Treasurer, joined Administaff in 1989. He previously served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries. Mr. Rawson is Immediate Past President and is on the Executive Committee of the Board of Directors of NAPEO. He has previously served NAPEO as Chairman of the Accounting Practices Committee as well as Treasurer, Second Vice President and First Vice President. Mr. Rawson is also a member of the Financial Executives Institute. He has a Bachelor of Business Administration degree in Finance from the University of Houston.

         A. Steve Arizpe, Executive Vice President of Client Services, joined Administaff in 1989. Since that time, Mr. Arizpe has served as Houston Sales Manager, Regional Sales Manager, and Vice President of Sales. Prior to joining Administaff, Mr. Arizpe served in sales and sales management roles for two large corporations and has more than 18 years of management and sales experience.

         Jay E. Mincks, Executive Vice President of Sales and Marketing, joined Administaff in 1990. Since that time, Mr. Mincks has served as Houston Sales Manager, Regional Sales Manager for the Western United States, and Vice President of Sales & Marketing. Prior to joining Administaff, Mr. Mincks served in a variety of positions, including management, in the sales and sales training fields with various large companies.

         Randall H. McCollum, Vice President of eCommerce Development, joined Administaff in August 1997. Prior to being promoted to his present position in August 1999, he served as director of strategic alliances. Prior to joining Administaff, Mr. McCollum served as vice president and division general manager for Neiman Marcus. He also managed sales operations for Tiffany & Co. and Xerox Corporation, among others. Mr. McCollum has a Bachelor of Science degree and a Master of Education degree from Lamar University.

         Samuel G. Larson, Vice President of Enterprise Project Management, joined Administaff in August 1994. From May 1997 to January 2000, he served as Vice President of Finance. Prior to joining Administaff, Mr. Larson served as Controller for a small, publicly held company, as Financial Reporting Manager for NL Industries, Inc., and as an Audit Manager with Ernst & Young, LLP.

         Douglas S. Sharp, Vice President of Finance and Controller, joined Administaff in January 2000. From July 1994 until he joined Administaff, Mr. Sharp served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small, publicly held company, as Controller for a large software company, and as Audit Manager for Ernst & Young, LLP.

         John H. Spurgin, II, Vice President of Legal, General Counsel and Secretary, joined Administaff in January 1997. Prior to joining Administaff, Mr. Spurgin was a partner with the Austin office of McGinnis, Lochridge & Kilgore, L.L.P., where he served as Administaff's outside counsel for over nine years.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

         The Company's common stock is traded on the New York Stock Exchange under the symbol "ASF". As of February 28, 2001, there were 114 holders of record of the common stock. This number does not include stockholders for whom shares were held in "nominee" or "street name." The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange composite transactional tape. These amounts have been adjusted to reflect the two-for-one split of the common stock effected on October 16, 2000 in the form of a stock dividend.

                              HIGH              LOW
2000

First Quarter                $21.38            $10.38
Second Quarter                33.22             17.06
Third Quarter                 44.56             24.81
Fourth Quarter                43.00             22.30

1999

First Quarter                $17.25            $ 6.06
Second Quarter                 8.94              5.56
Third Quarter                  8.66              7.16
Fourth Quarter                15.38              7.19

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

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                    2000           1999          1998          1997            1996
                                                 ----------   -------------   ----------   -------------   -------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)
INCOME STATEMENT DATA:
   Revenues ..................................   $3,708,531   $2,260,743      $1,683,063   $1,213,620      $  899,596
   Gross profit ..............................      138,534       89,528          68,610       51,269          37,856
   Operating income ..........................       22,234       10,559(1)       11,201        9,346(2)        6,477
   Net income ................................       16,900        9,358(1)        9,123        7,439(2)        2,603(3)
   Basic net income per share(4) .............   $     0.62   $     0.34(1)   $     0.32   $     0.28(2)   $     0.12(3)
   Diluted net income per share(4) ...........   $     0.58   $     0.34(1)   $     0.31   $     0.27(2)   $     0.12(3)

BALANCE SHEET DATA:
   Working capital ...........................   $   51,179   $   35,792      $   52,475   $   46,611      $    4,629
   Total assets ..............................      242,817      147,698         142,799      109,455          48,376
   Total debt ................................           --           --              --           --           4,603
   Total stockholders' equity ................      105,510       80,468          86,857       63,763          13,292

STATISTICAL DATA:
   Average number of worksite employees
      paid per month during period ...........       62,140       42,479          34,819       26,907          22,234
   Gross payroll per worksite
     employee per month(5) ...................   $    3,830   $    3,360      $    3,083   $    2,855      $    2,562
   Gross profit per worksite
     employee per month ......................   $      186   $      176      $      164   $      159      $      142
   Operating income per worksite
     employee per month(6) ...................   $       30   $       24      $       27   $       33      $       24

----------

(1) For the year ended December 31, 1999, operating income, net income and basic and diluted earnings per share would have been $12.0 million, $9.4 million, $0.34 and $0.34, excluding the impact of two unrelated, non-recurring items. See Notes 1 and 10 of the Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) For the year ended December 31, 1997, operating income, net income and basic and diluted net income per share would have been $10.7 million, $8.3 million, $0.31 and $0.30, excluding the impact of a non-recurring bad debt charge.

(3) For the year ended December 31, 1996, net income and basic and diluted net income per share would have been $3.8 million, $0.18 and $0.17, excluding the impact of a non-recurring item. See Note 10 of Notes to Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Adjusted to reflect the two-for-one split of the common stock effected on October 16, 2000.

(5) Excludes bonus payroll of worksite employees not subject to the Company's normal service fee.

(6) Results for the years ended December 31, 1999 and 1997 have been adjusted for non-recurring items as noted above.

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

         The statements contained in this Annual Report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

OVERVIEW

         Administaff provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services. The Company's overall operating results are largely dependent on the number of worksite employees paid and can be measured in terms of revenues or costs per worksite employee per month. As a result, the Company often uses this unit of measurement in analyzing and discussing its results of operations.

         In addition to the ongoing sales of the Company's principal PEO services and the servicing of its client base, the Company currently has several strategic initiatives in progress, which, while supporting the Company's long-term plans, have increased the level of operating expenses for the near term. The Company believes that these initiatives will provide long-term benefits, including worksite employee unit growth, enhanced client retention, new and incremental revenue streams and increased internal operational efficiencies. The initiatives include:

o Sales and Service Expansion - The Company is currently executing a long-term national expansion strategy targeting approximately 90 sales offices located in 40 markets. The plan calls for continuous expansion with approximately one new sales office opening each quarter. To support this expansion, the Company plans to open additional service centers as warranted by the growth in the number of clients and worksite employees in different regions of the country. In addition, the Company is expanding its service capacity by placing service personnel in its sales markets as the number of clients and worksite employees grows in each market.

         As of December 31, 2000, the Company had 31 sales offices located in 17 markets, three service centers located in Houston, Dallas and Atlanta, and 371 service personnel located in 17 markets, including 278 located in the three service centers.

o Telecommunications and Network Upgrade - The Company has significantly upgraded and modified its telecommunications and network infrastructure to allow for enhanced communications among its sales offices, service centers and corporate offices.

o eBusiness Strategy - The Company has implemented and continues to enhance a comprehensive eBusiness strategy comprised of three primary components:
     Administaff Assistant, bizzport and a best practices human resources site. Administaff Assistant, the Company's Internet-based service delivery platform, provides automated, personalized PEO services to clients and worksite employees. Bizzport is an eCommerce portal designed to provide the Company's clients and worksite employees with a wide variety of value-added products and services. The best practices human resources site will seek to extend the Company's brand and presence as the premier human resources department for small and medium-sized business by providing a comprehensive human resources information guide on the web sites of alliance partners. The site is expected to be launched during 2001.

o Software Development - During 2000, the Company implemented the fifth generation of its proprietary PEO information system. Other software development projects ancillary to this system are expected to continue in 2001.

         In addition to the expenses associated with these strategic initiatives, the Company continues to be affected by the ongoing IRS audit of the Company's 401(k) plan and IRS Employee Leasing Market Segment Study. For a discussion of these matters, see "Employee Benefit Plans" beginning on page 12.

         Revenues

         The Company's revenues are derived from its comprehensive service fees, which are based upon each employee's gross pay and a mark-up computed as a percentage of the gross pay. The comprehensive service fees are invoiced concurrently with each periodic payroll of its worksite employees. The Company's revenues are primarily dependent on the number of clients enrolled, the resulting number of employees paid each period, the gross payroll of these employees and the number of employees enrolled in benefit plans.

         Direct Costs

         The Company's primary direct costs are (i) the salaries and wages of worksite employees ("payroll cost"); (ii) employment-related taxes ("payroll taxes"); (iii) employee benefit plan premiums; and (iv) workers' compensation insurance premiums. Payroll costs of worksite employees are affected by the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of the Company's markets. Changes in payroll costs generally have a proportionate impact on the Company's revenues.

         Payroll taxes consist of the employer's portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll. The federal tax rates are defined by the appropriate federal regulations. State unemployment tax rates are subject to claims histories and vary from state to state.

         Employee benefit costs are comprised primarily of health insurance costs, but also include costs of other employee benefits such as life insurance, vision care, dental insurance, disability insurance, prescription card, education assistance, adoption assistance, a dependent care spending account and a worklife program.

         Workers' compensation costs include premiums, administrative costs and claims-related expenses under the Company's workers' compensation program. Since November 1994, the Company has been insured under a guaranteed cost program under which premiums are paid for full insurance coverage of all accident claims occurring during the policy period. The current policy expires on September 30, 2001.

         The Company's gross profit per worksite employee is determined in part by its ability to accurately estimate and control direct costs and its ability to incorporate changes in these costs into the comprehensive service fees charged to clients, which are subject to contractual arrangements. Gross profit, measured as a percentage of revenue, is also affected by the comprehensive service fees and direct cost structure. However, worksite employee payroll cost is the largest component of both revenues and direct costs and, as a result, changes in the level of payroll cost per worksite employee can cause fluctuations in this statistic that are not necessarily indicative of relative performance from period to period. As a result, the Company uses gross profit per worksite employee per month as its principal measurement of the relative performance at the gross profit level.

         Operating Expenses

         As a result of the strategic initiatives referred to above, operating expenses have increased significantly during the last several years. The types of operating expenses affected by each of the initiatives are as follows:

o    Sales and Service Expansion

         - general and administrative expenses associated with establishing and maintaining sales offices and service centers;

         -        compensation expense for additional sales and service staff;

         - travel expense associated with maintaining a national sales and service presence; and

         - depreciation expense associated with capitalized costs of facilities, furniture, equipment and computer hardware and software.

o    Telecommunications and Infrastructure Upgrade

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

o    eBusiness Initiatives

         - compensation expense of service, technology and support staff for Administaff Assistant, bizzport and the best practices human resources site;

         - consulting expense associated with the planning and development of these initiatives;

         - travel, legal and compensation expenses associated with obtaining alliance partners to participate in bizzport and the best practices human resources site;

         - depreciation and amortization expenses associated with computer hardware and software used for, and the development costs of, Administaff Assistant, bizzport and the best practices human resources site; and

         - ongoing maintenance costs of hardware and software associated with Administaff Assistant, bizzport and the best practices human resources site.

o Software Development - Amortization of capitalized software costs, including those related to the Company's proprietary PEO information system.

     In addition, the Company has incurred travel and legal expenses associated with the IRS 401(k) plan audit and the IRS Employee Leasing Market Study.

         Income Taxes

         The Company's provision for income taxes typically differs from the U.S. statutory rate of 34% due primarily to state income taxes and tax-exempt interest income. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation and amortization, software development costs, accrued state income taxes, client list acquisition costs and the allowance for uncollectible accounts receivable. Changes in these items are reflected in the Company's financial statements through the Company's deferred income tax provision.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

         The following table presents certain information related to the Company's results of operations for the years ended December 31, 2000 and 1999.

                                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                2000                  1999              % CHANGE
                                                            ------------          ------------         ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

Revenues..................................................  $  3,708,531          $  2,260,743            64.0%
Gross profit..............................................       138,534                89,528            54.7%
Operating expenses........................................       116,300                78,969            47.3%
Operating income..........................................        22,234                10,559           110.6%
Other income..............................................         4,380                 3,653            19.9%
Net income................................................        16,900                 9,358            80.6%
Diluted net income per share of common stock..............          0.58                  0.34            70.6%

STATISTICAL DATA:
Average number of worksite employees paid per month.......        62,140                42,479            46.3%
Fee revenue per worksite employee per month...............  $      4,623          $      4,084            13.2%
Fee payroll cost per worksite employee per month..........         3,830                 3,360            14.0%
Gross mark-up per worksite employee per month.............           793                   724             9.5%
Gross profit per worksite employee per month..............           186                   176             5.7%
Operating expenses per worksite employee per month........           156                   155             0.6%
Operating income per worksite employee per month..........            30                    21            42.9%
Net income per worksite employee per month................            23                    18            27.8%

         REVENUES

         The Company's revenues increased 64.0% over 1999 due to a 46.3% increase in the average number of worksite employees paid per month accompanied by a 13.2% increase in the fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. The general strength of the U.S. economy during the second half of 1999 and the first three quarters of 2000 was also a contributing factor. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 30% over 1999, while revenues from markets opened after 1993 increased 98%. Revenues from the state of Texas represented 50% of the Company's total revenues, and Houston, the Company's original market, represented 27% of the total.

         The 13.2% increase in fee revenue per worksite employee per month directly related to the 14.0% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company's existing worksite employee base; (ii) the addition of clients with worksite employees that had a higher average base pay than the existing client base; (iii) the attrition of clients with worksite employees that had a lower average base pay than the existing client base; and (iv) further penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.

         GROSS PROFIT

         Gross profit increased 54.7% over 1999 due primarily to the 46.3% increase in the average number of worksite employees paid per month accompanied by a 5.7% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $186 per month in 2000 versus $176 in 1999, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing gross mark-up per worksite employee to match or exceed changes in (i) its primary direct costs; and (ii) its operating costs associated with enhancements in the Company's comprehensive service offering.

         Gross mark-up per worksite employee per month increased 9.5% to $793 in 2000 versus $724 in 1999. Approximately 55% of the $69 increase in gross mark-up per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross mark-up per employee was related to other increases in the Company's comprehensive service fees, including approximately $3 per worksite employee related to a mid-1999 change in the method used to calculate service fees for clients who experience turnover within their workforce.

         Payroll taxes increased $40 per worksite employee per month, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.34% in 2000 versus 7.19% in 1999. This increase was primarily the result of the Company's accelerating unit growth during the first three quarters of 2000, which caused a larger proportion of the Company's payroll to be subject to payroll taxes later in the year.

         The cost of health insurance and related employee benefits increased $14 per worksite employee per month over 1999 due to a 3.0% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plan to 69.7% in 2000 versus 67.8% in 1999.

         Workers' compensation costs increased $5 per worksite employee per month, but decreased slightly to 1.22% of fee payroll cost in 2000 from 1.25% in 1999.

         Gross profit, measured as a percentage of revenue, declined to 3.74% in 2000 from 3.96% in 1999. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

         OPERATING EXPENSES

         The following table presents certain information related to the Company's operating expenses for the years ended December 31, 2000 and 1999.

                                          YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                      ------------------------------   --------------------------------
                                        2000       1999     % CHANGE     2000        1999      % CHANGE
                                      --------   --------   --------   --------    --------    --------
                                              (IN THOUSANDS)           (PER WORKSITE EMPLOYEE PER MONTH)

Salaries, wages and payroll taxes     $ 54,477   $ 36,690     48.5%    $     73    $     72       1.4%
General and administrative expenses     35,426     23,219     52.6%          48          45       6.7%
Commissions                              9,278      6,429     44.3%          12          13      (7.7)%
Advertising                              5,117      4,090     25.1%           7           8     (12.5)%
Depreciation and amortization           12,002      7,103     69.0%          16          14      14.3%
Write-off of software
    development costs                       --      1,438   (100.0)%         --           3    (100.0)%
                                      --------   --------              --------    --------
      Total operating expenses        $116,300   $ 78,969     47.3%    $    156    $    155       0.6%
                                      ========   ========              ========    ========

         Operating expenses increased 47.3% over 1999 as a result of the 46.3% growth in the average number of worksite employees paid per month by the Company, combined with the effects of the previously mentioned strategic initiatives, all of which comprise investments in the Company's sales, service and technology infrastructure. Operating expenses per worksite employee per month increased 0.6% to $156 in 2000 versus $155 in 1999.

         Operating expenses in 1999 included a non-recurring $1.4 million ($920,000 net of tax) write-off of certain capitalized software development costs. This write-off was the result of a periodic evaluation of all software development projects, which included a review of costs incurred, estimated costs to complete, estimated maintenance costs and the availability of alternative software packages. Upon completion of this evaluation, the Company determined that the projects would be terminated and that the costs associated with two projects should be written off. The majority of the costs written off related to efforts to customize an electronic document management system to meet the Company's physical records management needs. Excluding the impact of this charge, operating expenses in 2000 increased 50.0% over 1999, and increased to $156 per worksite employee per month in 2000 from $152 in 1999.

         Salaries, wages and payroll taxes of corporate and sales staff increased to $73 per worksite employee per month in 2000 versus $72 in 1999. The ratio of worksite employees to corporate employees improved to 65 in 2000 from 58 in 1999. This improvement was partially offset by an average increase in gross pay per corporate employee of 6.3% over 1999. In addition, incentive compensation as a percentage of corporate employee gross pay increased to 11.2% in 2000 versus 3.5% in 1999 due to the Company's strong financial performance.

         General and administrative expenses increased $3 per worksite employee per month over 1999. The increase resulted from increased travel expenses associated with the Company's expanding national presence, increased outside labor and recruiting costs associated with the Company's accelerated growth rate and increased consulting expenses associated with the development and rollout of new technology projects.

         Depreciation and amortization expense increased $2 per worksite employee per month as a result of the increased capital expenditures placed in service in 1999 and 2000, including (i) the implementation of the fifth generation of the Company's proprietary PEO information system; (ii) the implementation of certain new components of Administaff Assistant, primarily the web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software; (iii) the opening of new sales offices; (iv) the expansion and relocation of the Houston service center and the opening of the Atlanta service center; and (v) the expansion of corporate headquarters.

         Commissions expense declined slightly on a per worksite employee per month basis due to lower sales agency commissions. Advertising costs declined slightly per worksite employee per month, as four of the Company's six new offices opened in 2000 were located in existing sales markets, which provided advertising efficiencies.

         OTHER INCOME

         Other income increased 19.9% to $4.4 million in 2000. Interest income increased 72.9% to $4.4 million in 2000 from $2.6 million in 1999, due to a higher level of cash and marketable securities resulting from the Company's strong financial performance and an increase in the average interest rate related to interest-bearing investments. This increase was partially offset by the effect of a prior year non-recurring gain from the Company's settlement of a 401(k) plan issue with the Internal Revenue Service.

         The Company's provision for income taxes differed from the U.S. statutory rate of 34% in 2000 due primarily to state income taxes and tax-exempt interest income.

         NET INCOME

         Net income for 2000 was $16.9 million, or $0.58 per diluted share compared to $9.4 million, or $0.34 per diluted share in 1999. These results reflect the two-for-one stock split effected on October 16, 2000. On a per worksite employee per month basis, net income increased 27.8% to $23 in 2000 versus $18 in 1999.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         The following table presents certain information related to the Company's results of operations for the years ended December 31, 1999 and 1998.

                                                                             YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                  1999                  1998             % CHANGE
                                                               ------------         ------------         --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AND STATISTICAL DATA)

Revenues..................................................     $  2,260,743         $  1,683,063           34.3%
Gross profit..............................................           89,528               68,610           30.5%
Operating expenses........................................           78,969               57,409           37.6%
Operating income..........................................           10,559               11,201           (5.7)%
Other income..............................................            3,653                3,417            6.9%
Net income................................................            9,358                9,123            2.6%
Diluted net income per share of common stock..............             0.34                 0.31            9.7%

STATISTICAL DATA:
Average number of worksite employees paid per month.......           42,479               34,819           22.0%
Fee revenue per worksite employee per month...............     $      4,084         $      3,756            8.7%
Fee payroll cost per worksite employee per month..........            3,360                3,083            9.0%
Gross mark-up per worksite employee per month.............              724                  673            7.6%
Gross profit per worksite employee per month..............              176                  164            7.3%
Operating expenses per worksite employee per month........              155                  137           13.1%
Operating income per worksite employee per month..........               21                   27          (22.2)%
Net income per worksite employee per month................               18                   22          (18.2)%

         REVENUES

         The Company's revenues increased 34.3% over 1998 due to a 22.0% increase in the average number of worksite employees paid per month accompanied by an 8.7% increase in the fee revenue per worksite employee per month. The Company's continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Revenues from markets opened prior to 1993 (the commencement of the Company's national expansion plan) increased 14% over 1998, while revenues from markets opened after 1993 increased 63%. Revenues from the state of Texas represented 61% of the Company's total revenues, and Houston, the Company's original market, represented 36% of the total.

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

         GROSS PROFIT

         Gross profit increased 30.5% over 1998 due primarily to the 22.0% increase in the average number of worksite employees paid per month accompanied by a 7.3% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $176 per month in 1999 from $164 per month in 1998, reflecting effective execution of the Company's pricing strategy. The Company's pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with changes in the gross mark-up per worksite employee.

         Gross mark-up per worksite employee per month increased 7.6% to $724 in 1999 from $673 in 1998. Approximately 43% of the $51 increase in gross mark-up per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross mark-up per employee was related to other increases in the Company's comprehensive service fees, which were designed to match or exceed known trends in the Company's primary direct costs, including approximately $4 per worksite employee related to a change in the method used to calculate service fees for clients who experience turnover within their workforce.

         Payroll taxes increased $23 per worksite employee per month, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.2% in 1999 versus 7.3% in 1998.

         The cost of health insurance and related employee benefits increased $12 per worksite employee per month over 1998 due to a 3.1% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company's health insurance plan to 67.8% in 1999 from 66.4% in 1998.

         Workers' compensation costs increased $5 per worksite employee per month, and increased slightly to 1.25% of payroll cost in 1999 from 1.20% in 1998, primarily due to higher bonus and other year-end compensation of worksite employees, some of which is subject to workers' compensation insurance premiums.

         Gross profit, measured as a percentage of revenue, declined to 3.96% in 1999 from 4.08% in 1998. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

         OPERATING EXPENSES

         The following table presents certain information related to the Company's operating expenses for the years ended December 31, 1999 and 1998.

                                         YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                      ----------------------------   ---------------------------------
                                        1999      1998    % CHANGE     1999        1998       % CHANGE
                                      -------   -------   --------   -------     -------      --------
                                             (IN THOUSANDS)          (PER WORKSITE EMPLOYEE PER MONTH)
Salaries, wages and payroll taxes     $36,690   $26,522      38.3%   $    72     $    63        14.3%
General and administrative expenses    23,219    17,474      32.9%        45          42         7.1%
Commissions                             6,429     5,968       7.7%        13          14        (7.1)%
Advertising                             4,090     3,740       9.4%         8           9       (11.1)%
Depreciation and amortization           7,103     3,705      91.7%        14           9        55.6%
Write-off of software
    development costs                   1,438        --     100.0%         3          --       100.0%
                                      -------   -------   -------    -------     -------      ------
      Total operating expenses        $78,969   $57,409      37.6%   $   155     $   137        13.1%
                                      =======   =======   =======    =======     =======      ======

         Operating expenses increased 37.6% over 1998 as a result of the 22.0% growth in the average number of worksite employees paid per month by the Company, combined with the effects of the previously mentioned strategic initiatives, all of which comprise investments in the Company's sales, service and technology infrastructure. Operating expenses per worksite employee per month increased 13.1% to $155 in 1999 from $137 in 1998.

         Operating expenses in 1999 included a non-recurring $1.4 million ($920,000 net of tax) write-off of certain capitalized software development costs. This write-off was the result of a periodic evaluation of all software development projects, which included a review of costs incurred to date, estimated costs to complete, estimated maintenance costs, and the availability of alternative software packages. Upon completion of this evaluation, the Company determined that the projects would be terminated and that the costs associated with two projects should be written off. The majority of the costs written off related to efforts to customize an electronic document management system to meet the Company's physical records management needs. Excluding the impact of this charge, operating expenses increased 35.1% over 1998, and increased to $152 per worksite employee per month in 1999 from $137 in 1998.

         Salaries, wages and payroll taxes of corporate and sales staff increased to $72 per worksite employee per month in 1999 from $63 in 1998. Approximately $6 of this increase was the result of a 25.9% increase in corporate and sales staff, combined with an 8.0% increase in the average salary per employee. The remaining increase was related to higher payroll tax rates and the adoption of an employer matching contribution feature in the Company's 401(k) retirement plan. The 25.9% increase in corporate and sales staff was devoted largely to supporting the Company's strategic initiatives, including a 23% increase in sales and sales support staff in the district sales offices, a 23% increase in service personnel, predominantly located in the Company's service centers and sales markets, a 90% increase in technology staff and newly formed departments devoted to the Company's eBusiness initiatives.

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

         Depreciation and amortization expense increased $5 per worksite employee as a result of the increased capital expenditures placed in service in 1998 and 1999, including (i) the implementation of a national technology infrastructure; (ii) the implementation of certain new components of Administaff Assistant, primarily the web payroll and web reporting capabilities, which include both internal software development costs and externally purchased software; (iii) the opening of new sales offices; (iv) the expansion and relocation of the Dallas service center and the opening of the Atlanta service center; and (v) the expansion of corporate headquarters.

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

         OTHER  INCOME

         Interest income decreased 23.3% to $2.6 million in 1999 from $3.3 million in 1998, due to a lower level of cash and marketable securities resulting from the repurchase of shares of the Company's common stock under the repurchase program approved by the Company's Board of Directors in January 1999. In addition, the average interest rate related to interest-bearing investments declined slightly as the Company shifted a higher portion of its marketable securities into tax-exempt securities.

         During the fourth quarter of 1999, the Company entered into a Closing Agreement on Final Determination Covering Specific Matters with the Internal Revenue Service, settling nondiscrimination testing issues involving the Company's 401(k) plan for certain prior plan years. The actual amount of the settlement was substantially lower than the original estimate and accrual made in 1996, resulting in a non-recurring gain of $932,000 ($852,000 net of income tax effect) in the fourth quarter of 1999. This gain included the impact of an adjusted amount recoverable from the Company's former third-party record keeper pursuant to a 1996 agreement, under which the record keeper agreed to reimburse the Company for a portion of its settlement of the nondiscrimination testing issues.

         The Company's provision for income taxes, which included the effects of the non-recurring gain from settlement of the 401(k) testing issues, differed from the U.S. statutory rate of 34% in 1999 due primarily to certain portions of the final settlement and original accrual being non-deductible for income tax purposes. In addition, the Company's provision for income taxes differs from the U.S. statutory rate due to state income taxes and tax-exempt interest income in both years.

         NET INCOME

         Net income for 1999 was $9.4 million, or $0.34 per diluted share compared to $9.1 million, or $0.31 per diluted share in 1998. The 1999 results included the effects of two unrelated, non-recurring items: (i) a $932,000 gain ($852,000 net of income tax effect) associated with the settlement of nondiscrimination testing issues related to the ongoing audit of the Company's 401(k) plan for amounts less than the amount originally accrued for such issues in 1996; and (ii) a $1.4 million ($920,000 net of income tax effect) write-off of software development costs incurred on projects which are not expected to be completed. Excluding the effects of these items, the 1999 net income and diluted earnings per share were also $9.4 million and $0.34.

LIQUIDITY AND CAPITAL RESOURCES

         The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities and cash flows from operations will be adequate to meet its short-term liquidity requirements. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity and capital needs.

         The Company had $108.7 million in cash and cash equivalents and marketable securities at December 31, 2000, of which approximately $57.9 million was payable in early January 2001 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company's sales, service and technology infrastructure, capital expenditures and the Company's stock repurchase program. At December 31, 2000, the Company had working capital of $51.2 million compared to $35.8 million at December 31, 1999. The increase in working capital was primarily the result of $32.4 million in net income adjusted for non-cash items and $10.1 million in proceeds, including income tax benefit, related to the exercise of employee stock options. These increases were partially offset by the use of funds for capital expenditures of $20.2 million, and investments in other companies totaling $5.8 million.

         CASH FLOWS FROM OPERATING ACTIVITIES

         The Company's cash flows from operating activities in 2000 increased $56.8 million to $74.6 million primarily due to an $11.9 million increase in net income adjusted for non-cash items to $32.4 million in 2000 and a $36.4 million increase in payroll taxes and other payroll deductions payable related to the timing of payroll tax payments surrounding the December 31 payroll periods of each year. The timing and amount of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end.

         CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures, including software development costs, totaled $
20.2 million in 2000. The level of capital expenditures incurred in the past three years has been significantly higher than the periods prior to 1998 and has related directly to the Company's strategic initiatives and national expansion. Capital expenditures in 2000 can be summarized as follows (in millions):

Computer hardware and software                  $   6.6
Software development costs                          4.8
Furniture and fixtures                              4.9
Buildings and improvements                          3.0
Vehicles                                            0.9
                                                -------
Total                                           $  20.2
                                                =======

         Capital expenditures for computer hardware and software included the costs of application software directly related to the ongoing development of (i) the Company's eBusiness initiatives and proprietary PEO information system; (ii) the costs of network and telecommunications infrastructure required to support the national technology platform; (iii) the costs of desktop workstations for new employees in the corporate offices, sales offices and service centers; and
(iv) the cost of software for various corporate needs.

         Capitalized software development costs primarily included (i) $1.7 million related to the development of the fifth generation of the Company's proprietary PEO information system; (ii) $1.3 million related to functionality enhancements to Administaff Assistant; (iii) $0.5 million related to the development and subsequent enhancement of bizzport; and (iv) $0.5 million related to the development of online client census and sales bid functionality.

         Capital expenditures for furniture and fixtures, building improvements and vehicles were largely related to equipping and furnishing six new sales offices, a new service center in Houston and expansion to accommodate growth in the number of corporate employees at the Company's corporate offices and in existing markets.

         The Company expects a comparable level of capital expenditures in 2001 with a budget of approximately $21 million, which is primarily composed of continued software development, computer hardware and software costs and continued expansion of sales offices and service centers to accommodate the ongoing growth of the Company. In addition, the Company will begin an expansion to its corporate headquarters in 2001, with an expected completion date in the fourth quarter of 2002 and a total expected cost of approximately $24 million.

         Net purchases of marketable securities during 2000 primarily represented the investment of excess funds in longer-term, higher-yielding securities.

         Investments in other companies during the 2000 period consisted of strategic investments in Virtual Growth, Inc. and eProsper, Inc., which are designed to add complementary functionality to Administaff's core PEO service.

         CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows from financing activities for 2000 primarily included proceeds from the exercise of employee stock options, partially offset by the use of $2.6 million to repurchase 100,000 shares of the Company's common stock.

         OTHER MATTERS

         The Company had net deferred tax liabilities of $6.4 million at December 31, 2000, versus $4.5 million at December 31, 1999. This increase is due primarily to differences between the book and tax basis of software development costs, prepaid commissions and depreciation.

         SEASONALITY, INFLATION AND QUARTERLY FLUCTUATIONS

         Historically, the Company's earnings pattern has included losses in the first quarter followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee's cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company's revenues related to each employee are generally earned and collected at a relatively constant rate throughout each year, payment of such tax obligations has a substantial impact on the Company's financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND THE MARKET PRICE OF COMMON STOCK

         AUDIT OF THE COMPANY'S 401(k) PLAN; IRS EMPLOYEE LEASING MARKET SEGMENT GROUP

         The Company's 401(k) plan is currently under audit by the IRS for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the "Code"), including participation in the PEO's 401(k) plan. For a discussion of the issues being considered by the Market Segment Group, see Item 1, "Business - Industry Regulation". With respect to the 401(k) plan audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about whether participation in the 401(k) plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company. A copy of the Technical Advice Request and the Company's response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company's response refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the "Industry Issue") has also been referred to the IRS National Office.

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

         EXPENSES ASSOCIATED WITH EXPANSION

         The Company's past operating results have been affected by the Company's long-term national sales and service expansion. In many cases, the costs of this expansion have been incurred in advance of the anticipated growth in worksite employees (the primary driver of the Company's revenues). The Company expects to continue to incur substantial additional operating expenses in the foreseeable future as a result of continuing national expansion. See page 23 for a discussion of the types of expenses incurred in this expansion.

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

         ESTIMATED COSTS AND EFFECTIVENESS OF eBUSINESS STRATEGY

         While the Company believes that its comprehensive eBusiness strategy will ultimately lead to increased profitability through new revenue streams, operating expense savings and higher client retention, there can be no assurances that losses or diminished profitability will not be incurred in future periods as a result of these initiatives.

         Among the factors which could affect the success of the Company's eBusiness strategy are (i) the Internet connectivity and computer literacy of the Company's clients; (ii) the willingness of clients to accept an electronic service delivery platform; (iii) the Company's ability to identify, negotiate and integrate agreements with strategic partners; (iv) the attraction of clients and worksite employees to bizzport; (v) the effective generation of revenues from the eBusiness initiatives, particularly bizzport; (vi) unanticipated development costs related to the eBusiness initiatives; and (vii) the Company's ability to control or reduce operating expenses as a result of the eBusiness initiatives, particularly the development of Administaff Assistant.

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

         POTENTIAL IMPAIRMENT OF INVESTMENTS IN OTHER COMPANIES

         The Company has made investments totaling $5.8 million in Virtual Growth, Inc. and eProsper, Inc., both of which are in the early stages of development. These companies are likely to require additional capital in the future. If these companies are unable to raise sufficient additional capital to continue as going concerns, or if they raise capital at lower valuation levels than those at the time Administaff made its investments, Administaff's investments in those companies could become impaired. In that event, Administaff would be required to write-off all or a portion of those investments. Although Administaff does not believe that such an impairment would materially affect its consolidated financial position, an impairment would likely reduce Administaff's net income materially in the period in which the impairment occurred.

         LIABILITY FOR WORKSITE EMPLOYEE PAYROLL AND BENEFITS COSTS

         Under the Client Service Agreement ("CSA"), the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. The Company assumes such obligations as a principal, not merely as an agent of the client company. The Company's obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee; and (ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. If a client company does not pay the Company or if the costs of benefits provided to worksite employees exceeds the fees paid by a client company, the Company's ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on its financial condition or results of operations.

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

         While many states do not explicitly regulate PEOs, 21 states (including Texas) have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers' compensation and other purposes under state law. While the Company generally supports licensing regulation because it serves to validate the PEO relationship, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that the Company will be able to renew its licenses in all states.

         LOSS OF BENEFIT PLANS

         The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of the Company's business. The current health and workers' compensation contracts are provided by vendors with whom the Company has an established relationship, and on terms that the Company believes to be favorable. While the Company believes that replacement contracts could be secured on competitive terms without causing significant disruption to the Company's business, there can be no assurance in this regard. The current health and workers' compensation contracts expire on December 31, 2001 and September 30, 2001, respectively.

         NEED TO RENEW OR REPLACE CLIENT COMPANIES

         The Company's standard CSA is subject to cancellation on 60 days notice by either the Company or the client. Accordingly, the short-term nature of the CSA makes the Company vulnerable to potential cancellations by existing clients, which could materially and adversely affect the Company's financial condition and results of operations. In addition, the Company's results of operations are dependent in part upon the Company's ability to retain or replace its client companies upon the termination or cancellation of the CSA. Historically, approximately 20% of the Company's clients have remained clients for less than one year and there can be no assurance that the number of contract cancellations will not increase in the future.

         MARKETING AGREEMENT WITH AMERICAN EXPRESS

         The Company has entered into a Marketing Agreement with American Express to jointly market the Company's services to American Express' substantial small and medium-sized business customer base across the country. Under the terms of the Marketing Agreement, American Express is utilizing its resources to generate appointments with prospects for the Company's services. In addition, the Company and American Express are working to jointly develop product offerings that enhance the current PEO services offered by the Company. The Company believes that the agreement will enhance its ability to increase its base of worksite employees and clients; however, there can be no assurances to that effect. Among the factors that could cause the effectiveness of the Marketing Agreement to be less than anticipated are the ability of American Express to set qualified appointments, the Company's ability to make timely presentations to all of the appointments set by American Express and the Company's ability to convert those appointments into sales.

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

         GEOGRAPHIC MARKET CONCENTRATION

         While the Company has sales offices in 17 markets, 13 of these represent expansion markets pursuant to the Company's national expansion plan. The Company's Houston and Texas (including Houston) markets accounted for approximately 27% and 50%, respectively, of the Company's revenue for the year ended December 31, 2000. Accordingly, while a primary aspect of the Company's strategy is expansion in its current and future markets outside of Texas, for the foreseeable future, a significant portion of the Company's revenues may be subject to economic factors specific to Texas (including Houston). While the Company believes that its market expansion plans will eventually lessen this risk in addition to generating significant revenue growth, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Texas (including Houston) markets.

         COMPETITION AND NEW MARKET ENTRANTS

         The PEO industry is highly fragmented. Many of these PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable in size to the Company. The Company also encounters competition from "fee for service" companies such as payroll processing firms, insurance companies and human resource consultants. In addition, several of the Company's PEO competitors have recently been acquired by large business services companies, such as Automatic Data Processing, Inc. Such companies have substantially greater resources and provide a broader range of services than the Company. Accordingly, the PEO divisions of such companies may be able to provide more services at more competitive prices than may be offered by the Company. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than the Company may enter the PEO market, possibly including large "fee for service" companies currently providing a more limited range of services.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments and its available-for-sale marketable securities. The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

         As of December 31, 2000, the Company's available-for-sale marketable securities include an investment in a mutual fund, which holds corporate debt securities with maturities ranging up to 18 months. The amortized cost basis, fair market value and 30-day yield of this investment was $13.0 million, $13.1 million and 6.3% at December 31, 2000. The following table presents information about the Company's remaining available-for-sale marketable securities as of December 31, 2000 (dollars in thousands):

                   Principal      Average
                  Maturities   Interest Rate
                  ----------   -------------

2001                $17,820        6.3%
2002                  5,280        5.3%
2003                    645        6.0%
2004                  1,632        5.5%
2005                    200        7.9%
                    -------        ---

Total               $25,577        6.1%
                    =======        ===
Fair Market Value   $25,827
                    =======

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated by reference to the information set forth under the captions "Proposal Number 1: Election of Directors - Nominees - Class III Directors (For Terms Expiring at the 2004 Annual Meeting)," "- Directors Remaining in Office," and "- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Administaff Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this item is incorporated by reference to the information set forth under the captions "Proposal Number 1: Election of Directors - Director Compensation" and "--Executive Compensation" in the Administaff Proxy Statement.

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

                  3.2*   Bylaws, as amended on March 7, 2001.

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

                  4.3 Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K for the year ended December 31, 1999).

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

                  4.11 Warrant Certificate No. 2 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

                  4.12 Warrant Certificate No. 3 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

                  4.13 Warrant Certificate No. 4 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q for the quarter ended March 31, 1998).

                  4.14 Warrant Certificate No. 5 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q filed for the quarter ended March 31, 1998).

                  10.1 Third Amended and Restated Promissory Note in the amount of $693,694.75 among Administaff, Inc., Richard
                         G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of March 6, 2000, amending and restating a Promissory Note dated June 22, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1999).

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

                  10.4** Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-85151)).

                  10.5** First Amendment to the Administaff, Inc. 1997 Incentive
                         Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (No. 333-85151)).

                  10.6** Second Amendment to the Administaff, Inc. 1997
                         Incentive Plan (incorporated by reference to Exhibit
                         99.3 to the Registrant's Registration Statement on Form S-8 (No. 333-85151)).

                  10.7** Third Amendment to the Administaff, Inc. 1997 Incentive
                         Plan (incorporated by reference to Exhibit 99.4 to the Registrant's Registration Statement of Form S-8 (No. 333-85151)).

                  10.8** Fourth Amendment to the Administaff, Inc. 1997
                         Incentive Plan (incorporated by reference to Exhibit
                         99.5 to the Registrant's Registration Statement of Form S-8 (No. 333-85151)).

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

                  10.13 Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc. and Administaff, Inc., Administaff Companies, Inc. and

                         Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30,
                         2000).

                 21.1*   Subsidiaries of Administaff, Inc.

                 23.1*   Consent of Independent Auditors.

----------

                  *      Filed herewith
                  ** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)               Reports on Form 8-K

                  None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on March 16, 2001.

                                       ADMINISTAFF, INC.

                                       By:  /s/ RICHARD G. RAWSON
                                          --------------------------------------
                                                   Richard G. Rawson
                                       Executive Vice President, Chief Financial
                                                 Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2001:

             SIGNATURE                                                   TITLE
             ---------                                                   -----

/s/ PAUL J. SARVADI                                      President, Chief Executive Officer and
-------------------------------------                                    Director
Paul J. Sarvadi                                               (Principal Executive Officer)


/s/ RICHARD G. RAWSON                                  Executive Vice President, Chief Financial
-------------------------------------                        Officer, Treasurer and Director
Richard G. Rawson                                             (Principal Financial Officer)


/s/ DOUGLAS S. SHARP                                     Vice President, Finance and Controller
-------------------------------------                        (Principal Accounting Officer)
Douglas S. Sharp


*                                                                       Director
-------------------------------------
Linda Fayne Levinson


*                                                                       Director
-------------------------------------
Paul S. Lattanzio


*                                                                       Director
-------------------------------------
Jack M. Fields, Jr.


*                                                                       Director
-------------------------------------
Michael W. Brown


*                                                                       Director
-------------------------------------
Steven Alesio


* By John H. Spurgin, II, attorney-in-fact

                                ADMINISTAFF, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999................F-3

Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998.........................................F-5

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999 and 1998.........................................F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998.........................................F-7

Notes to Consolidated Financial Statements..................................F-9

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Administaff, Inc.

        We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                ERNST & YOUNG LLP



Houston, Texas
February 9, 2001

                                ADMINISTAFF, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                          DECEMBER 31,
                                                     ----------------------
                                                        2000         1999
                                                     ---------    ---------
Current assets:
   Cash and cash equivalents .....................   $  69,733    $  25,451
   Marketable securities .........................      38,953       30,717
   Accounts receivable:
      Trade ......................................       7,311        1,578
      Unbilled ...................................      57,084       31,286
      Other ......................................         820        1,342
   Prepaid expenses ..............................       6,785        8,332
   Deferred income tax benefit ...................         694           --
                                                     ---------    ---------
      Total current assets .......................     181,380       98,706
Property and equipment:
   Land ..........................................       2,920        2,920
   Buildings and improvements ....................      14,242       11,222
   Computer hardware and software ................      28,679       22,232
   Software development costs ....................      11,556        7,075
   Furniture and fixtures ........................      18,756       13,886
   Vehicles ......................................       1,863        1,386
                                                     ---------    ---------
                                                        78,016       58,721
   Accumulated depreciation ......................     (25,649)     (14,347)
                                                     ---------    ---------
      Total property and equipment ...............      52,367       44,374
Other assets:
   Notes receivable from employees ...............         994          994
   Other assets ..................................       8,076        3,624
                                                     ---------    ---------
      Total other assets .........................       9,070        4,618
                                                     ---------    ---------
      Total assets ...............................   $ 242,817    $ 147,698
                                                     =========    =========

                                ADMINISTAFF, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current liabilities:
   Accounts payable .......................................   $   1,496    $   2,787
   Payroll taxes and other payroll deductions payable .....      57,919       21,518
   Accrued worksite employee payroll expense ..............      57,354       31,367
   Other accrued liabilities ..............................      10,819        5,737
   Deferred income taxes ..................................          --          141
   Income taxes payable ...................................       2,613        1,364
                                                              ---------    ---------
         Total current liabilities ........................     130,201       62,914

Noncurrent liabilities:
   Deferred income taxes ..................................       7,106        4,316
                                                              ---------    ---------
         Total noncurrent liabilities .....................       7,106        4,316

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $0.01 per share:
      Shares authorized - 20,000
      Shares issued and outstanding - none ................          --           --
   Common stock, par value $0.01 per share:
      Shares authorized - 120,000
      Shares issued - 30,435 and 29,817
         at December 31, 2000 and 1999, respectively ......         304          298
   Additional paid-in capital .............................      75,378       65,061
   Treasury stock, at cost - 3,015 and 2,919 shares
         at December 31, 2000 and 1999, respectively ......     (20,643)     (18,072)
   Accumulated other comprehensive income (loss) ..........         172         (218)
   Retained earnings ......................................      50,299       33,399
                                                              ---------    ---------
         Total stockholders' equity .......................     105,510       80,468
                                                              ---------    ---------
         Total liabilities and stockholders' equity .......   $ 242,817    $ 147,698
                                                              =========    =========


                            See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                        2000           1999          1998
                                                     -----------    -----------   -----------

Revenues .........................................   $ 3,708,531    $ 2,260,743   $ 1,683,063
Direct costs:
    Salaries and wages of worksite employees .....     3,110,240      1,887,231     1,399,126
    Benefits and payroll taxes ...................       459,757        283,984       215,327
                                                     -----------    -----------   -----------

Gross profit .....................................       138,534         89,528        68,610

Operating expenses:
    Salaries, wages and payroll taxes ............        54,477         36,690        26,522
    General and administrative expenses ..........        35,426         23,219        17,474
    Commissions ..................................         9,278          6,429         5,968
    Advertising ..................................         5,117          4,090         3,740
    Depreciation and amortization ................        12,002          7,103         3,705
    Write-off of software development costs ......            --          1,438            --
                                                     -----------    -----------   -----------

                                                         116,300         78,969        57,409
                                                     -----------    -----------   -----------

Operating income .................................        22,234         10,559        11,201
Other income:
    Interest income ..............................         4,430          2,562         3,341
    Other, net ...................................           (50)         1,091            76
                                                     -----------    -----------   -----------

                                                           4,380          3,653         3,417
                                                     -----------    -----------   -----------

Income before income tax expense .................        26,614         14,212        14,618
Income tax expense ...............................         9,714          4,854         5,495
                                                     -----------    -----------   -----------

Net income .......................................   $    16,900    $     9,358   $     9,123
                                                     ===========    ===========   ===========

Basic net income per share of common stock .......   $      0.62    $      0.34   $      0.32
                                                     ===========    ===========   ===========

Diluted net income per share of common stock .....   $      0.58    $      0.34   $      0.31
                                                     ===========    ===========   ===========


                             See accompanying notes.

                                ADMINISTAFF, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK                                ACCUMULATED
                                               ISSUED           ADDITIONAL                OTHER
                                        ---------------------    PAID-IN    TREASURY   COMPREHENSIVE  RETAINED
                                         SHARES      AMOUNT      CAPITAL      STOCK    INCOME (LOSS)  EARNINGS      TOTAL
                                        ---------   ---------   ----------  ---------  -------------  ---------   ---------

Balance at December 31, 1997               28,442   $     284   $  50,528   $  (1,998)   $      31    $  14,918   $  63,763
  Purchase of treasury stock, at cost          --          --          --      (6,101)          --           --      (6,101)
  Sale of units consisting of
    common stock and common
    stock purchase warrants, net
    of issuance costs of $146                 800           8      11,464       6,116           --           --      17,588
  Exercise of common stock
    purchase warrants                         281           3         632          --           --           --         635
  Exercise of stock options                   196           2         865          --           --           --         867
  Income tax benefit from
    exercise of stock options                  --          --         575          --           --           --         575
  Other                                        --          --          81          15           --           --          96
  Change in unrealized gain
    on marketable securities                   --          --          --          --          311           --         311
  Net income                                   --          --          --          --           --        9,123       9,123
                                                                                                                  ---------
  Comprehensive income                                                                                                9,434
                                        ---------   ---------   ---------   ---------    ---------    ---------   ---------
Balance at December 31, 1998               29,719         297      64,145      (1,968)         342       24,041      86,857
  Purchase of treasury stock, at cost          --          --          --     (16,132)          --           --     (16,132)
  Sale of common stock put warrant             --          --         119          --           --           --         119
  Exercise of stock options                    98           1         643          --           --           --         644
  Income tax benefit from
    exercise of stock options                  --          --          95          --           --           --          95
  Other                                        --          --          59          28           --           --          87
  Change in unrealized gain (loss)
    on marketable securities                   --          --          --          --         (560)          --        (560)
  Net income                                   --          --          --          --           --        9,358       9,358
                                                                                                                  ---------
  Comprehensive income                                                                                                8,798
                                        ---------   ---------   ---------   ---------    ---------    ---------   ---------
Balance at December 31, 1999               29,817         298      65,061     (18,072)        (218)      33,399      80,468
  Purchase of treasury stock, at cost          --          --          --      (2,581)          --           --      (2,581)
  Sale of common stock put warrant             --          --         125          --           --           --         125
  Exercise of stock options                   618           6       5,689          --           --           --       5,695
  Income tax benefit from
    exercise of stock options                  --          --       4,437          --           --           --       4,437
  Other                                        --          --          66          10           --           --          76
  Change in unrealized gain (loss)
    on marketable securities                   --          --          --          --          390           --         390
  Net income                                   --          --          --          --           --       16,900      16,900
                                                                                                                  ---------
  Comprehensive income                                                                                               17,290
                                        ---------   ---------   ---------   ---------    ---------    ---------   ---------
Balance at December 31, 2000               30,435   $     304   $  75,378   $ (20,643)   $     172    $  50,299   $ 105,510
                                        =========   =========   =========   =========    =========    =========   =========


                             See accompanying notes.

                                ADMINISTAFF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                      2000        1999        1998
                                                                    --------    --------    --------
Cash flows from operating activities:
   Net income ...................................................   $ 16,900    $  9,358    $  9,123
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization .............................     11,969       7,604       4,239
      Write-off of software development costs ...................         --       1,438          --
      Deferred income taxes .....................................      1,955       1,586       2,748
      Bad debt expense ..........................................      1,475         699         575
      Loss (gain) on disposition of assets ......................         81        (182)        (75)
      Changes in operating assets and liabilities:
         Accounts receivable ....................................    (32,484)     (8,855)     (5,559)
         Prepaid expenses .......................................      1,547      (5,863)       (884)
         Other assets ...........................................      1,282         808      (3,074)
         Accounts payable .......................................     (1,291)        232       1,134
         Payroll taxes and other payroll deductions payable .....     36,401      (5,089)      7,417
         Accrued worksite employee payroll expense ..............     25,987      12,206       1,008
         Other accrued liabilities ..............................      5,082         989      (1,129)
         Income taxes payable/receivable ........................      5,686       2,885      (1,580)
                                                                    --------    --------    --------
            Total adjustments ...................................     57,690       8,458       4,820
                                                                    --------    --------    --------
            Net cash provided by operating activities ...........     74,590      17,816      13,943

Cash flows from investing activities:
   Marketable securities:
      Purchases .................................................    (27,310)    (13,459)    (49,019)
      Proceeds from dispositions ................................     19,466      31,517      25,282
   Property and equipment:
      Purchases .................................................    (15,445)    (13,848)    (17,918)
      Investment in software development costs ..................     (4,769)     (5,166)     (2,499)
      Proceeds from dispositions ................................        224         165          86
   Investments in other companies ...............................     (5,789)         --          --
                                                                    --------    --------    --------
            Net cash used in investing activities ...............    (33,623)       (791)    (44,068)

                                ADMINISTAFF, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 2000        1999        1998
                                                               --------    --------    --------

Cash flows from financing activities:
   Proceeds from the sale of units consisting of
      common stock and common stock purchase warrants ......   $     --    $     --    $ 17,588
   Purchase of treasury stock ..............................     (2,581)    (16,132)     (6,101)
   Proceeds from the sale of common stock put warrants .....        125         119          --
   Proceeds from the exercise of common
      stock purchase warrants ..............................         --          --         635
   Proceeds from the exercise of stock options .............      5,695         644         867
   Loans to employees ......................................         --         187          --
   Other ...................................................         76          87          96
                                                               --------    --------    --------
         Net cash provided by (used in) financing activities      3,315     (15,095)     13,085
                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents .......     44,282       1,930     (17,040)
Cash and cash equivalents at beginning of year .............     25,451      23,521      40,561
                                                               --------    --------    --------
Cash and cash equivalents at end of year ...................   $ 69,733    $ 25,451    $ 23,521
                                                               ========    ========    ========

Supplemental disclosures:
   Cash paid for income taxes ..............................   $  2,073    $    383    $  4,326


                             See accompanying notes.

                                ADMINISTAFF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1. ACCOUNTING POLICIES

Description of Business

         Administaff, Inc. ("the Company") is a professional employer organization ("PEO") that provides a comprehensive Personnel Management System encompassing a broad range of services, including benefits and payroll administration, medical and workers' compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. During 2000, 1999 and 1998, revenues from the Company's Texas markets represented 50%, 61% and 72% of the Company's total revenues, respectively.

Segment Reporting

          The Company operates in one reportable segment under the Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information due to its centralized structure.

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

Concentrations of Credit Risk

         Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable. The Company generally requires clients to pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Marketable Securities

         The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2000 and 1999, all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

Property and Equipment

         Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements............................ 5-30 years
Computer hardware and software........................  2-5 years
Software development costs............................  3-5 years
Furniture and fixtures................................  5-7 years
Vehicles..............................................    5 years

         Software development costs relate primarily to the Company's proprietary professional employer information system and its Internet-based service delivery platform, Administaff Assistant, and are accounted for in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company periodically evaluates its capitalized software development costs for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. During the fourth quarter of 1999, the Company wrote off $1,438,000 related to two terminated projects after evaluating the costs incurred to date, expected cost of completion, expected maintenance costs and the availability of alternative software packages.

PEO Service Fees and Worksite Employee Payroll Costs

         The Company's revenues consist of service fees paid by its clients under its Client Service Agreements. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment-related taxes; (iii) employee benefit plan premiums; and (iv) workers' compensation insurance premiums. The Company accounts for PEO service fees and the related direct payroll costs using the accrual method. Under the accrual method, PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Unbilled receivables at December 31, 2000 and 1999 are net of prepayments received prior to year-end of $5,716,000 and $3,338,000, respectively.

         During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. Additionally, the Emerging Issues Task Force ("EITF") reached a consensus during 2000 on

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company evaluated its revenue recognition policies, and the effect of adopting SAB 101 and the EITF resulted in no revisions to the Company's previous recognition policies. In accordance with the EITF, the Company is at risk for the payment of its direct costs, whether or not the Company's clients pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and therefore, is deemed to be a principal in its personnel management services.

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

Employee Savings Plan

         Effective January 1, 1999, the Company amended the employer matching contribution and vesting features of its 401(k) plan. The Company matches 50% of an eligible worksite employee's contributions and 100% of an eligible corporate employee's contributions, both up to 6% of the employee's eligible compensation. In addition, for active employees on or after January 1, 1999, the vesting schedule for employer matching contributions was changed from five-year graded vesting to immediate vesting. During 2000, 1999 and 1998, the Company made employer-matching contributions of $7,433,000, $4,646,000 and $ 2,805,000, respectively. Of these contributions, $6,019,000, $3,761,000 and $2,805,000 were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.

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

Reclassifications

         Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2. MARKETABLE SECURITIES

         As of December 31, 2000, the Company's investments in marketable securities consisted of debt securities with maturities ranging from 91 days to five years from the date of purchase. Approximately 34.4% of the marketable securities mature within one year of the balance sheet date. However, all of the Company's marketable securities are available to fund the Company's current operations.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following is a summary of the Company's available-for-sale marketable securities as of December 31, 2000 and 1999:

                                                       GROSS       GROSS
                                          AMORTIZED  UNREALIZED  UNREALIZED  ESTIMATED
                                             COST      GAINS       LOSSES    FAIR VALUE
                                          ---------  ----------  ----------  ----------
                                                         (IN THOUSANDS)
December 31, 2000:

Fixed income mutual funds ..............   $ 13,025   $    101    $     --    $ 13,126
Obligations of state and local
    government agencies ................     11,873         11          --      11,884
Commercial paper .......................      8,277         --          (4)      8,273
U.S. corporate debt securities .........      3,761         29          --       3,790
U.S. Treasury securities and obligations
    of U.S. government agencies ........      1,845         35          --       1,880
                                           --------   --------    --------    --------
                                           $ 38,781   $    176    $     (4)   $ 38,953
                                           ========   ========    ========    ========
December 31, 1999:

Fixed income mutual funds ..............   $  1,763   $     --    $    (14)   $  1,749
Obligations of state and local
    government agencies ................     21,953         --        (125)     21,828
U.S. corporate debt securities .........      4,487         --         (41)      4,446
U.S. Treasury securities and obligations
    of U.S. government agencies ........      2,732         --         (38)      2,694
                                           --------   --------    --------    --------
                                           $ 30,935   $     --    $   (218)   $ 30,717
                                           ========   ========    ========    ========

For the years ended December 31, 2000, 1999 and 1998, net realized gains (losses) on sales of available-for-sale marketable securities were $(31,000), $92,000 and $72,000, respectively.

3. NOTES RECEIVABLE FROM EMPLOYEES

         In June 1995, an officer and director of the Company exercised options to purchase 897,334 shares of common stock at a price of $0.375 per share. The purchase price was paid in cash by the officer. In connection with the exercise, the Company entered into a loan agreement with the officer, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the officer in the amount of $694,000. The loan agreement called for an additional amount to be advanced to the officer in the event the ultimate tax liability resulting from the exercise exceeded the statutory withholding requirements. In April 1996, the Company loaned the officer an additional $300,000 relating to this transaction. The loans are repayable on June 22, 2002, and April 11, 2001, respectively, accrue interest at 6.83% and are secured by 48,982 shares of the Company's common stock.

4. OTHER ASSETS

         During 2000, the Company made equity investments in two privately-held development stage companies. The Company purchased 5,864,566 shares of convertible preferred stock of Virtual Growth, Inc. ("VGI"), along with 219,512 detachable preferred stock purchase warrants, for a total cost of $3 million. The VGI preferred stock purchase warrants carry a strike price of $2.05 per share and a term of seven years. The VGI preferred stock is convertible into an equal number of shares of VGI common stock, subject to antidilution provisions. The Company also received 600,000 common stock purchase warrants from VGI with exercise prices ranging from $10 to $45 per share and terms of two to four years. In addition, the Company purchased 500,000 shares of convertible preferred

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock of eProsper, Inc. ("eProsper") for $2.5 million. The eProsper preferred stock is convertible into an equal number of shares of eProsper common stock, subject to antidilution provisions. The Company has accounted for each of these investments using the cost method.

5. INCOME TAXES

         Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

                                                          DECEMBER 31,
                                                       ------------------
                                                        2000       1999
                                                       -------    -------
                                                         (IN THOUSANDS)
Deferred tax liabilities:
   Software development costs ......................   $(3,623)   $(2,427)
   Depreciation and amortization ...................    (3,026)    (1,193)
   Prepaid commissions .............................      (824)    (1,072)
                                                       -------    -------
      Total deferred tax liabilities ...............    (7,473)    (4,692)
Deferred tax assets:
   Uncollectible accounts receivable ...............       584         57
   State income taxes ..............................       326         14
   Other ...........................................       151        164
                                                       -------    -------
      Total deferred tax assets ....................     1,061        235
                                                       -------    -------
Net deferred tax liabilities .......................   $(6,412)   $(4,457)
                                                       =======    =======

Net current deferred tax assets (liabilities) ......   $   694    $  (141)
Net noncurrent deferred tax liabilities ............    (7,106)    (4,316)
                                                       -------    -------
                                                       $(6,412)   $(4,457)
                                                       =======    =======

The components of income tax expense are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                        2000       1999       1998
                                                       -------    -------    -------
                                                              (IN THOUSANDS)
Current income tax expense:
   Federal .........................................   $ 6,584    $ 2,776    $ 1,964
   State ...........................................     1,175        492        783
                                                       -------    -------    -------
      Total current income tax expense .............     7,759      3,268      2,747
Deferred income tax expense:
   Federal .........................................     1,627      1,339      2,379
   State ...........................................       328        247        369
                                                       -------    -------    -------
      Total deferred income tax expense ............     1,955      1,586      2,748
                                                       -------    -------    -------
   Total income tax expense ........................   $ 9,714    $ 4,854    $ 5,495
                                                       =======    =======    =======

         In 2000, 1999 and 1998, income tax benefits of $4,437,000, $95,000 and
$575,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders' equity.

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                  2000       1999       1998
                                                 -------    -------    -------
                                                        (IN THOUSANDS)

Expected income tax expense at 34% ...........   $ 9,049    $ 4,832    $ 4,970
State income taxes, net of federal benefit ...       985        488        887
Nondeductible expenses .......................       180        126         91
Tax-exempt interest income ...................      (234)      (348)      (453)
Other, net ...................................      (266)      (244)        --
                                                 -------    -------    -------
Reported total income tax expense ............   $ 9,714    $ 4,854    $ 5,495
                                                 =======    =======    =======

6. STOCKHOLDERS' EQUITY

         On October 16, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts presented in these financial statements have been retroactively restated to reflect this change in the Company's capital structure.

         In 1999, the Company's Board of Directors (the "Board") authorized a program to repurchase up to four million shares of the Company's outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. As of December 31, 2000, the Company had repurchased 2,342,000 shares at a total cost of approximately $18.7 million, including 289,200 shares purchased from affiliates of Mr. Lang Gerhard, a greater than 10% shareholder, in a private transaction for approximately $2.3 million.

         In January 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. ("American Express") whereby the Company sold units consisting of 1,386,252 shares of its common stock (586,252 shares from Treasury Stock) and warrants to purchase an additional 4,131,030 shares of common stock to American Express for a total purchase price of $17.7 million. The warrants have exercise prices ranging from $20 to $40 per share and terms ranging from three to seven years. Subsequent to December 31, 2000, American Express exercised 800,000 common stock purchase warrants at $20.00 per share. In addition, the Company repurchased 800,000 shares of its common stock from American Express at $24.46 per share.

         In March 1998, the Company repurchased 300,000 shares of common stock from three stockholders, two of whom were officers of the Company and one who was a director of the Company at the time of the purchase, for a total cost of $3.1 million.

7. EMPLOYEE INCENTIVE PLAN

         The Administaff, Inc. 1997 Incentive Plan, as amended (the "Incentive Plan"), provides for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. An aggregate of 2,965,914 shares of common stock of the Company are authorized to be issued under the Incentive Plan. At December 31, 2000, 284,041 shares of common stock were available for future grants under the Incentive Plan. All awards previously granted to employees under the Incentive Plan have been stock options, primarily intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code (the "Code"). The purpose of the Incentive Plan is to promote the interests of the Company by encouraging employees of the Company and its subsidiaries and the non-employee directors of the Company to acquire or increase their equity interests in the Company and to provide a means whereby such persons may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to encourage them to remain with and devote their best efforts to the business of the Company, thereby advancing the interests of the Company and its stockholders. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Committee has granted limited authority to the President of the Company regarding the granting of stock options. The Board of Directors may at any time terminate or amend the Incentive Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options. Stockholder approval of an amendment to the Incentive Plan is necessary only when required by applicable law or stock exchange rules.

         Effective July 27, 1999, the Company adopted the Administaff Nonqualified Stock Option Plan (the "Nonqualified Plan"). The Nonqualified Plan provides that options to purchase shares of the Company's common stock may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2000, 1,895,736 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plan. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the "CEO"). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

         The following summarizes stock option activity and related information:

                                                        YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------
                                              2000               1999               1998
                                        -----------------  -----------------  -----------------
                                                 WEIGHTED           WEIGHTED           WEIGHTED
                                                 AVERAGE            AVERAGE            AVERAGE
                                                 EXERCISE           EXERCISE           EXERCISE
                                        SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                                        ------   --------  ------   --------  ------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Outstanding - beginning of year .....    2,244    $ 9.79    1,440    $10.97    1,310    $ 8.17
    Granted .........................    1,894     31.15    1,040      7.88      396     16.79
    Exercised .......................     (618)     9.23      (98)     6.63     (196)     4.41
    Canceled ........................      (87)    12.74     (138)    10.04      (70)     9.84
                                        ------    ------   ------    ------   ------    ------
Outstanding - end of year ...........    3,433    $21.58    2,244    $ 9.79    1,440    $10.97
                                        ======    ======   ======    ======   ======    ======
Exercisable - end of year ...........      746    $10.38      570    $ 9.85      396    $ 8.56
                                        ======    ======   ======    ======   ======    ======
Weighted average fair value of
    options granted during year                   $19.17             $ 4.67             $ 8.81
                                                  ======             ======             ======

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following summarizes information related to stock options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                             ------------------------------         -----------------------------
                                                   WEIGHTED                              WEIGHTED
                                       REMAINING    AVERAGE                  REMAINING   AVERAGE
                                         LIFE      EXERCISE                    LIFE      EXERCISE
RANGE OF EXERCISE PRICES     SHARES     (YEARS)      PRICE          SHARES    (YEARS)     PRICE
------------------------     ------   ----------   --------         ------   ---------   --------
                                                 (SHARE AMOUNTS IN THOUSANDS)

$ 6.75 to $15.00              1,286        7.5      $  8.60            606        7.1     $  8.70
$15.00 to $20.00              1,114        8.9        19.05            107        7.8       16.28
$20.00 to $30.00                173        9.2        25.08             33        8.2       22.18
$30.00 to $43.69                860        9.7        43.57             --         --          --
                             ------      -----      -------          -----      -----     -------
Total                         3,433        8.6      $ 21.58            746        7.2     $ 10.38
                             ======      =====      =======          =====      =====     =======

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation arrangements because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense has been recognized because the exercise price of the Company's employee stock options has equaled the market price of the underlying stock on the date of grant.

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

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    2000       1999       1998
                                                    ----       ----       ----

Risk-free interest rate.........................     6.2%       5.5%       5.2%
Expected dividend yield.........................     0.0%       0.0%       0.0%
Expected volatility.............................     0.68       0.65       0.54
Weighted average expected life (in years).......     5.0        5.0        5.0

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123, follows:

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------

Pro forma net income (in thousands) ..............   $ 11,360   $  7,370   $  8,070
Pro forma diluted earnings per share .............   $   0.39   $   0.28   $   0.28

8. EARNINGS PER SHARE

         The numerator used in the calculations of both basic and diluted earnings per share for all periods presented was net income. The denominator for each period presented was determined as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                           ------------------------
                                                                            2000     1999     1998
                                                                           ------   ------   ------
                                                                                (IN THOUSANDS)
Denominator:
   Basic earnings per share - weighted average shares outstanding ......   27,188   27,462   28,760
   Effect of dilutive securities:
      Common stock purchase warrants - treasury stock method ...........      379       --       14
      Common stock options - treasury stock method .....................    1,368      128      592
                                                                           ------   ------   ------
                                                                            1,747      128      606
                                                                           ------   ------   ------
   Diluted earnings per share - weighted average shares
      outstanding plus effect of dilutive securities ...................   28,935   27,590   29,366
                                                                           ======   ======   ======

9. OPERATING LEASES

         The Company leases various office facilities, furniture and equipment under operating leases. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $4,446,000, $2,915,000 and $1,827,000 in 2000, 1999 and 1998, respectively. At December 31, 2000, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2001...............................................        $   6,426
2002...............................................            6,262
2003...............................................            5,821
2004 ..............................................            5,456
2005 and thereafter................................           18,080
                                                           ---------
                                                           $  42,045
                                                           =========

10. COMMITMENTS AND CONTINGENCIES

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

         The first issue involves the Company's rights under the Code as a co-employer of its worksite employees, including officers and owners of client companies. In conjunction with the 1993 401(k) plan year audit, the IRS Houston District has sought technical advice (the "Technical Advice Request") from the IRS National Office about whether worksite employee participation in the 401(k) plan violates the exclusive benefit rule under the Code because they are not employees of the Company. The Technical Advice Request contains the conclusions of the IRS Houston District that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company's response to the Technical Advice Request refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the Company understands that the issue of whether a PEO and a client company may be treated as co-employers for certain federal tax purposes (the "Industry Issue") has been referred to the IRS National Office.

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

         The second issue involved nondiscrimination test results for certain prior plan years. The Technical Advice Request issued during the 1993 401(k) plan year audit concluded that the plan should be disqualified because the plan failed to satisfy a nondiscrimination test related to contributions and failed to provide evidence that it satisfied an alternative nondiscrimination test. Separately, the Company notified the IRS of operational issues related to nondiscrimination test results for the 1991 through 1995 plan years. With respect to the 1995 plan year, the Company caused the 401(k) plan to refund the required excess contributions and earnings thereon to the affected participants, and the Company paid the excise tax associated with this correction during 1996. All remaining nondiscrimination testing issues were settled during 1999, when the Company and the IRS entered into a Closing Agreement on Final Determination Covering Specific Matters (the "Closing Agreement"). Under the terms of the Closing Agreement, the Company agreed to make a contribution to the 401(k) plan on behalf of certain participants in an aggregate amount of approximately $831,000. The settlement amount, which was remitted to the 401(k) plan in January 2000, represented the amount necessary to bring the plan into compliance with the nondiscrimination tests for all years covered, plus

                                ADMINISTAFF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

calculated earnings on such contributions. The Company also agreed to pay a penalty of $70,000. Further, the IRS agreed and determined that the 401(k) plan will not be treated as disqualified for the 1992, 1993 and 1994 plan years.

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

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   QUARTER ENDED
                                                --------------------------------------------------
                                                 MARCH 31      JUNE 30      SEPT. 30     DEC. 31
                                                ----------    ----------   ----------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Year ended December 31, 2000:

     Revenues ...............................   $  755,545    $  864,450   $  962,039   $1,126,497
     Gross profit ...........................       20,705        31,342       40,067       46,420
     Operating income (loss) ................       (4,699)        3,480       10,573       12,880
     Net income (loss) ......................       (2,471)        2,800        7,415        9,156
     Basic net income (loss) per share ......        (0.09)         0.10         0.27         0.33
     Diluted net income (loss) per share ....        (0.09)         0.10         0.25         0.31

Year ended December 31, 1999:

     Revenues ...............................   $  475,853    $  505,683   $  562,812   $  716,395
     Gross profit ...........................       13,555        19,919       26,191       29,863
     Operating income (loss) ................       (4,062)        1,801        6,389        6,431
     Net income (loss) ......................       (2,058)        1,515        4,387        5,514
     Basic net income (loss) per share ......        (0.07)         0.06         0.16         0.21
     Diluted net income (loss) per share ....        (0.07)         0.06         0.16         0.20

Year ended December 31, 1998:

     Revenues ...............................   $  362,396    $  393,643   $  431,511   $  495,513
     Gross profit ...........................       11,173        16,326       20,037       21,074
     Operating income (loss) ................       (2,048)        2,613        5,252        5,384
     Net income (loss) ......................         (742)        2,163        3,786        3,916
     Basic net income (loss) per share ......        (0.03)         0.07         0.13         0.13
     Diluted net income (loss) per share ....        (0.03)         0.07         0.13         0.13

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------


 3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form
                  S-1 (No. 33-96952)).

 3.2*             Bylaws, as amended on March 7, 2001.

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

 4.3 Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K for the year ended December 31,
                  1999).

 4.4 Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant's Form 8-A/A filed on May 19, 1999).

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

 4.11             Warrant Certificate No. 2 for American Express Travel Related
                  Services Company, Inc. (incorporated by reference to Exhibit
                  4.6 to the Registrant's Form 10-Q for the quarter ended March
                  31, 1998).

 4.12             Warrant Certificate No. 3 for American Express Travel Related
                  Services Company, Inc. (incorporated by reference to Exhibit
                  4.7 to the Registrant's Form 10-Q for the quarter ended March
                  31, 1998).

 4.13             Warrant Certificate No. 4 for American Express Travel Related
                  Services Company, Inc. (incorporated by reference to Exhibit
                  4.8 to the Registrant's Form 10-Q for the quarter ended March
                  31, 1998).

 4.14             Warrant Certificate No. 5 for American Express Travel Related
                  Services Company, Inc. (incorporated by reference to Exhibit
                  4.9 to the Registrant's Form 10-Q filed for the quarter ended
                  March 31, 1998).

 10.1             Third Amended and Restated Promissory Note in the amount of
                  $693,694.75 among Administaff, Inc., Richard G. Rawson, Dawn
                  Rawson, and RDKB Rawson LP, dated as of March 6, 2000, amending and restating a Promissory Note dated June 22, 1995
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Form 10-K for the year ended December 31, 1999).

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

 10.4** Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration
                  Statement on Form S-8 (No. 333-85151)).

 10.5**           First Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.2 to the Registrant's
                  Registration Statement on Form S-8 (No. 333-85151)).

 10.6**           Second Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.3 to the Registrant's
                  Registration Statement on Form S-8 (No. 333-85151)).

 10.7**           Third Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.4 to the Registrant's
                  Registration Statement of Form S-8 (No. 333-85151)).

 10.8**           Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan
                  (incorporated by reference to Exhibit 99.5 to the Registrant's
                  Registration Statement of Form S-8 (No. 333-85151)).

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

 10.13            Second Amendment to the Marketing Agreement between American
                  Express Travel Related Services Company, Inc. and Administaff,
                  Inc., Administaff Companies, Inc. and

                  Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2000).

 21.1*            Subsidiaries of Administaff, Inc.

 23.1*            Consent of Independent Auditors.

----------
*                 Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.