Form 10-Q
period 2001-03-31
ADMINISTAFF INC \DE\
filed 2001-05-15
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission File No. 1-13998

Administaff, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0479645 (I.R.S. Employer Identification No.)

19001 Crescent Springs Drive Kingwood, Texas (Address of principal executive offices)	77339 (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (281) 358-8986

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

      As of May 4, 2001, 27,349,076 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TABLE OF CONTENTS

	Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Part II

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31,	December 31,
	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$57,238	$69,733

Marketable securities	31,336	38,953

Accounts receivable:

Trade	1,471	7,311

Unbilled	52,623	57,084

Other	786	820

Prepaid expenses	4,171	6,785

Income tax receivable	4,431	—

Deferred income tax benefit	737	694

Total current assets	152,793	181,380

Property and equipment:

Land	2,920	2,920

Buildings and improvements	15,193	14,047

Computer hardware and software	32,089	28,679

Software development costs	12,474	11,556

Furniture and fixtures	18,833	18,756

Vehicles	1,932	1,863

Construction in progress	363	195

	83,804	78,016

Accumulated depreciation	(29,255)	(25,649)

Total property and equipment	54,549	52,367

Other assets:

Notes receivable from employees	994	994

Other assets	8,150	8,076

Total other assets	9,144	9,070

Total assets	$216,486	$242,817

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2001	2000

	(Unaudited)
Current liabilities:

Accounts payable	$3,344	$1,496

Payroll taxes and other payroll deductions payable	47,349	57,919

Accrued worksite employee payroll expense	55,784	57,354

Other accrued liabilities	7,142	10,819

Income taxes payable	—	2,613

Total current liabilities	113,619	130,201

Noncurrent liabilities:

Deferred income taxes	7,005	7,106

Total noncurrent liabilities	7,005	7,106

Commitments and contingencies

Stockholders’ equity:
Common stock	304	304

Additional paid-in capital	86,028	75,378

Treasury stock, at cost	(36,728)	(20,643)

Accumulated other comprehensive income	296	172

Retained earnings	45,962	50,299

Total stockholders’ equity	95,862	105,510

Total liabilities and stockholders’ equity	$216,486	$242,817

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

Revenues	$1,043,419	$755,545

Direct costs:

Salaries and wages of worksite employees	872,280	629,937

Benefits and payroll taxes	143,310	104,903

Gross profit	27,829	20,705

Operating expenses:

Salaries, wages and payroll taxes	16,164	12,068

General and administrative expenses	11,845	7,562

Commissions	3,133	2,212

Advertising	1,458	930

Depreciation and amortization	3,732	2,632

	36,332	25,404

Operating loss	(8,503)	(4,699)

Other income:

Interest income	1,394	799

Other, net	3	9

	1,397	808

Loss before income taxes	(7,106)	(3,891)

Income tax benefit	2,769	1,420

Net loss	$(4,337)	$(2,471)

Basic and diluted net loss per share of common stock	$(0.16)	$(0.09)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2001
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2000	30,435	$304	$75,378	$(20,643)	$172	$50,299	$105,510

Purchase of treasury stock	—	—	—	(21,566)	—	—	(21,566)

Exercise of common stock purchase warrants	—	—	10,520	5,480	—	—	16,000

Exercise of stock options	15	—	121	—	—	—	121

Other	—	—	9	1	—	—	10

Change in unrealized gain on marketable securities	—	—	—	—	124	—	124

Net loss	—	—	—	—	—	(4,337)	(4,337)

Comprehensive loss							(4,213)

Balance at March 31, 2001	30,450	$304	$86,028	$(36,728)	$296	$45,962	$95,862

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

Cash flows from operating activities:

Net loss	$(4,337)	$(2,471)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	3,698	2,716

Bad debt expense	899	294

Deferred income taxes	(144)	688

Loss (gain) on the disposition of assets	(3)	5

Changes in operating assets and liabilities:

Accounts receivable	9,436	(8,417)

Prepaid expenses	2,614	(1,138)

Other assets	(89)	(182)

Accounts payable	1,848	(523)

Payroll taxes and other payroll deductions payable	(10,571)	15,995

Accrued worksite employee payroll expense	(1,570)	6,134

Other accrued liabilities	(3,677)	2,440

Income taxes payable/receivable	(7,044)	(2,828)

Total adjustments	(4,603)	15,184

Net cash provided by (used in) operating activities	(8,940)	12,713

Cash flows from investing activities:

Marketable securities:

Purchases	(17,905)	(4,666)

Proceeds from dispositions	25,682	1,787

Property and equipment:

Purchases	(5,024)	(2,272)

Investment in software development costs	(918)	(1,133)

Proceeds from dispositions	44	26

Net cash provided by (used in) investing activities	1,879	(6,258)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000

Cash flows from financing activities:

Purchase of treasury stock	$(21,566)	$—

Proceeds from the exercise of common stock purchase warrants	16,000	—

Proceeds from the exercise of stock options	122	896

Other	10	20

Net cash provided by (used in) financing activities	(5,434)	916

Net increase (decrease) in cash and cash equivalents	(12,495)	7,371

Cash and cash equivalents at beginning of period	69,733	25,451

Cash and cash equivalents at end of period	$57,238	$32,822

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001

1.	Basis of Presentation

      Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, medical and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the three months ended March 31, 2001 and 2000, revenues from the Company’s Texas markets represented 46% and 53% of the Company’s total revenues, respectively.

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

      The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000. The consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at March 31, 2001, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be largest in the first quarter and then decline over the course of the year.

      Certain prior year amounts have been reclassified to conform with current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

2.	Stockholders’ Equity

      On February 28, 2001, American Express Travel Related Services Company, Inc. (“American Express”) exercised warrants to purchase 800,000 shares of common stock at $20 per share. The shares were issued from treasury stock held by the Company. On March 12, 2001, the Company repurchased 800,000 shares of common stock from American Express for $19.6 million.

      On March 9, 2001, the Company repurchased 100,000 shares of common stock on the open market for $2.0 million.

      On February 9, 2001, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares of common stock under the Company’s existing repurchase program. Of the 5,000,000 shares authorized for repurchase as of March 31, 2001, the Company has repurchased 3,242,000 shares at a total cost of approximately $40.3 million.

      On October 16, 2000, the Company effected a two-for-one stock split of its common stock in the form of a 100% stock dividend. All share and per share amounts presented in these financial statements have been retroactively restated to reflect this change in the Company’s capital structure.

3.	Net Loss Per Share

      The numerator and denominator used in the calculations of both basic and diluted net loss per share were net loss and the weighted average shares outstanding, respectively. The weighted average shares outstanding for the three months ended March 31, 2001 and 2000 were 27,508,000 and 26,948,000, respectively. For the three months ended March 31, 2001 and 2000, options and common stock purchase warrants to purchase 7,363,000 and 6,302,000 shares of common stock were excluded from the calculation of net loss per share because their assumed exercise would have been anti-dilutive.

4.	Marketable Securities

      At March 31, 2001, the Company’s marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity.

5.	Commitments and Contingencies

      The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

the final outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

      The Company’s 401(k) plan is currently under audit by the Internal Revenue Service (the “IRS”) for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group (the “Market Segment Group”) for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program.

      The primary outstanding issue from these audits involves the Company’s rights under the Internal Revenue Code (the “Code”) as a co-employer of its worksite employees, including officers and owners of client companies. In conjunction with the 1993 401(k) plan year audit, the IRS Houston District has sought technical advice (the “Technical Advice Request”) from the IRS National Office about whether worksite employee participation in the 401(k) plan violates the exclusive benefit rule under the Code because they are not employees of the Company. The Technical Advice Request contains the conclusions of the IRS Houston District that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company’s response to the Technical Advice Request refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the Company understands that the issue of whether a PEO and a client company may be treated as co-employers for certain federal tax purposes (the “Industry Issue”) has been referred to the IRS National Office.

      Should the IRS conclude that the Company is not a “co-employer” of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) plan or pursuant to the Company’s cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods subsequent to a final conclusion by the IRS) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) plan for 1993 and subsequent years, employees’ vested account balances under the 401(k) plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) plan’s trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company would also face the risk of client dissatisfaction and potential litigation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – (Continued)

While the Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the 401(k) plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions, the Company believes that a retroactive application of an unfavorable determination is unlikely. The Company also believes that a prospective application of an unfavorable determination would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

      The following discussion should be read in conjunction with the 2000 annual report on Form 10-K as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

      Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

      The following table presents certain information related to the Company’s results of operations for the three months ended March 31, 2001 and 2000.

	Three months ended
	March 31,
			%
	2001	2000	Change

	(in thousands, except per share and statistical data)

Revenues	$1,043,419	$755,545	38.1%

Gross profit	27,829	20,705	34.4%

Operating expenses	36,332	25,404	43.0%

Operating loss	(8,503)	(4,699)	(81.0)%

Other income	1,397	808	72.9%

Net loss	(4,337)	(2,471)	(75.5)%

Diluted net loss per share of common stock	(0.16)	(0.09)	(77.8)%

Statistical Data:

Average number of worksite employees paid per month	67,460	53,897	25.2%

Fee revenue per worksite employee per month	$4,798	$4,387	9.4%

Fee payroll cost per worksite employee per month	3,960	3,621	9.4%

Gross markup per worksite employee per month	838	766	9.4%

Gross profit per worksite employee per month	138	128	7.8%

Operating expenses per worksite employee per month	180	157	14.6%

Operating loss per worksite employee per month	(42)	(29)	(44.8)%

Net loss per worksite employee per month	(21)	(15)	(40.0)%

      Revenues

      The Company’s revenues for the three months ended March 31, 2001 increased 38.1% over the same period in 2000 due to a 25.2% increase in the average number of worksite employees paid per month, accompanied by a 9.4% increase in fee revenue per worksite employee per month. The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid.

      Revenues from markets opened prior to 1993 (the commencement of the Company’s national expansion plan) increased 14.7% over the first quarter of 2000, while revenues from markets opened after 1993 increased 55.9%. For the three months ended March 31, 2001, revenues from the state of Texas represented 45.8% of the Company’s total revenues and Houston, the Company’s original market, represented 25.2% of the total.

      The 9.4% increase in fee revenue per worksite employee per month directly related to the 9.4% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company’s existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base; and (iv) the attrition of clients with worksite employees that have a lower average base pay than the existing client base.

      Gross Profit

      Gross profit for the first quarter of 2001 increased 34.4% over the first quarter of 2000, primarily due to the 25.2% increase in the average number of worksite employees paid per month accompanied by a 7.8% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $138 per month in the 2001 period from $128 per month in the 2000 period, reflecting effective execution of the Company’s pricing strategy. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

      Gross markup per worksite employee per month increased 9.4% to $838 in the 2001 period versus $766 in the 2000 period. Approximately 38% of the $72 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company’s comprehensive service fees, which were designed to match or exceed known trends in the Company’s primary direct costs.

      The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 9.6% to $697 per worksite employee per month in the 2001 period versus $636 in the 2000 period. Payroll taxes increased $28 per worksite employee per month over the first quarter of 2000, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost decreased to 8.65% in the 2001 period from 8.85% in the 2000 period. This decrease was the result of an increase in bonus payroll cost per worksite employee and the Company’s lower growth rate, which allowed a larger proportion of the Company’s worksite employees to meet their state unemployment tax limits during the first quarter of 2001 compared to the 2000 period. The cost of health insurance and related employee benefits increased $27 per worksite employee per month over the first quarter of 2000 due to a 4.4% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under the Company’s health insurance plans to 72.4% in the 2001 period from 68.3% in the

2000 period. Workers’ compensation costs increased $6 per worksite employee per month over the first quarter of 2000, and increased slightly to 1.27% of fee payroll cost in the 2001 period from 1.22% in the 2000 period.

      Gross profit, measured as a percentage of revenue, declined to 2.67% in the 2001 period from 2.74% in the 2000 period. This decline was due primarily to the increase in average payroll cost per worksite employee. Because payroll cost is the largest single component of both revenues and direct costs, an increase in the average payroll cost per worksite employee creates a mathematical downward pressure on the calculation of gross profit as a percentage of revenue.

      Operating Expenses

      The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2001 and 2000.

	Three months ended March 31,			Three months ended March 31,

	2001	2000	% change	2001	2000	% change

	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$16,164	$12,068	33.9%	$80	$75	6.7%

General and administrative expenses	11,845	7,562	56.6%	59	46	28.3%

Commissions	3,133	2,212	41.6%	16	14	14.3%

Advertising	1,458	930	56.8%	7	6	16.7%

Depreciation and amortization	3,732	2,632	41.8%	18	16	12.5%

Total operating expenses	$36,332	$25,404	43.0%	180	157	14.6%

      Operating expenses increased 43.0% over the first quarter of 2000, primarily due to the 25.2% growth in the average number of worksite employees paid by the Company. Operating expenses per worksite employee increased 14.6% to $180 per month in the 2001 period versus $157 in the 2000 period. During the first quarter of 2001, the Company’s operating expenses continued to be impacted by several strategic initiatives, including its national sales and service expansion, the enhancement of its proprietary professional employer information system, the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the enhancement of its eCommerce portal, bizzport.

      Salaries, wages and payroll taxes of corporate and sales staff increased to $80 per worksite employee per month in the 2001 period from $75 in the 2000 period. This increase was primarily due to a 39% increase in corporate headcount over the first quarter 2000.

      General and administrative expenses increased to $59 per worksite employee per month from $46 in the first quarter of 2000. The increase primarily resulted from (i) rent expense associated with the Company’s national expansion plan, including a new service center and additional sales offices in new and existing markets; (ii) an increase in the bad debt reserve; (iii) data communication and consulting fee expenses associated with the Company’s technology initiatives; and (iv) human resource expenses related to staffing the new sales offices.

      Depreciation and amortization expense increased $2 per worksite employee per month over the 2000 period as a result of the increased capital assets placed in service in 2001 and late 2000, including (i) the implementation of the fifth generation of the Company’s proprietary PEO information system; (ii) the implementation and enhancement of certain components of Administaff Assistant, which included both internal software development costs and externally purchased software and hardware; (iii) the opening of new sales offices; (iv) the relocation of the Houston service center; and (v) the expansion of corporate headquarters.

      Commissions expense increased by $2 per worksite employee per month from the 2000 period due to a restructuring of the sales representative compensation plan in the fall of 2000. Advertising costs also increased $1 per month on a per worksite employee basis versus the first quarter of 2000 as the Company opened three new sales offices in the first quarter of 2001, compared to one in the 2000 period.

      Net Loss

      Other income increased 72.9% due to a 74.5% increase in interest income. This increase was primarily related to a higher level of cash and marketable securities in the 2001 period resulting from the Company’s strong performance in 2000.

      The Company’s provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax-exempt interest income. The effective income tax rate for the 2001 period increased to 39% versus the effective rate of 36.5% during the 2000 period. This increase was a result of (i) a 1% increase in the federal rate to 35%; and (ii) an increase in the Company’s effective state income tax rate due to a broader geographic distribution of revenue into states with higher income tax rates such as California, New York and Illinois.

      Operating loss and net loss per worksite employee per month increased to $42 and $21 in the 2001 period, versus $29 and $15 in the 2000 period. The Company’s net loss and diluted net loss per share for the quarter ended March 31, 2001 increased to $4.3 million and $0.16, versus $2.5 million and $0.09 for the quarter ended March 31, 2000.

Liquidity and Capital Resources

      The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities and cash flows from operations will be adequate to meet its short-term liquidity requirements. The

Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs and its capital needs.

      The Company had $88.6 million in cash and cash equivalents and marketable securities at March 31, 2001, of which approximately $47.3 million was payable in April 2001 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company’s sales, service and technology infrastructure, capital expenditures and the Company’s stock repurchase program. At March 31, 2001, the Company had working capital of $39.2 million compared to $51.2 million at December 31, 2000. This decline was primarily due to a $5.6 million net repurchase of treasury stock and $5.9 million in capital expenditures during the period. As of March 31, 2001, the Company had no long-term debt.

      Cash Flows From Operating Activities

      The $21.7 million decrease in net cash provided by operating activities was primarily the result of the timing of payroll tax payments surrounding the December 31 and March 31 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end.

      Cash Flows From Investing Activities

      The $8.1 million increase in net cash provided by investing activities is primarily the result of net sale proceeds from marketable securities during the first three months of 2001, which were converted to short-term cash equivalents by the Company’s investment managers in response to uncertainty in the bond market during the first quarter.

      Capital expenditures during the 2001 period primarily related to software development, hardware and software costs related to the enhancement of the Company’s proprietary professional employer information system, Administaff Assistant and bizzport. In addition, capital expenditures included building improvements and furniture and fixtures at the Company’s sales offices and corporate headquarters to accommodate the Company’s expansion plans.

      Cash Flows From Financing Activities

      The $6.4 million decrease in cash provided by financing activities was primarily a result of repurchasing $21.6 million in treasury stock, partially offset by $16 million in proceeds from the exercise of common stock purchase warrants by American Express.

      Seasonality, Inflation and Quarterly Fluctuations

      Historically, the Company’s earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company’s revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such employment-related tax obligations has a substantial impact on the Company’s financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

      The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

      The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments including the ongoing audit of the Company’s 401(k) plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including increases in health insurance premiums, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (v) the Company’s ability to effectively implement its eBusiness strategy; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing agreements with American Express and other companies; (vii) the potential for impairment of investments in other companies; and (viii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies. These factors are discussed in detail in the Company’s 2000 annual report on Form 10-K. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

PART II

ITEM 1. LEGAL PROCEEDINGS.

      The Company is not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company believes that its pending legal proceedings would not have a material adverse effect on its financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

List of Exhibits:

10.1	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001.

10.2	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001.

10.3	Administaff, Inc. 2001 Incentive Plan.

Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: May 15, 2001	By:	/s/ Richard G. Rawson

Richard G. Rawson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2001	By:	/s/ Douglas S. Sharp

Douglas S. Sharp Vice President, Finance (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NO.	DESCRIPTION

10.1	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001.

10.2	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001.

10.3	Administaff, Inc. 2001 Incentive Plan.