Form 10-Q
period 2001-06-30
ADMINISTAFF INC \DE\
filed 2001-08-14
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

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

     As of August 3, 2001, 27,372,932 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Part II

Item 1.	Legal Proceedings	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

PART I

ITEM 1. FINANCIAL STATEMENTS.

ADMINISTAFF, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30,	December 31,
	2001	2000

	(Unaudited)
Current assets:

Cash and cash equivalents	$59,312	$69,733

Marketable securities	31,353	38,953

Accounts receivable:

Trade	1,425	7,311

Unbilled	60,075	57,084

Other	818	820

Prepaid expenses	3,645	6,785

Income tax receivable	2,123	—

Deferred income tax benefit	852	694

Total current assets	159,603	181,380

Property and equipment:

Land	2,920	2,920

Buildings and improvements	16,574	14,047

Computer hardware and software	34,565	28,679

Software development costs	13,653	11,556

Furniture and fixtures	20,210	18,756

Vehicles	1,964	1,863

Construction in progress	1,391	195

	91,277	78,016

Accumulated depreciation	(33,233)	(25,649)

Total property and equipment	58,044	52,367

Other assets:

Notes receivable from employees	694	994

Other assets	7,709	8,076

Total other assets	8,403	9,070

Total assets	$226,050	$242,817

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2001	2000

	(Unaudited)
Current liabilities:

Accounts payable	$2,727	$1,496

Payroll taxes and other payroll deductions payable	39,147	57,919

Accrued worksite employee payroll expense	60,111	57,354

Other accrued liabilities	16,438	10,819

Revolving line of credit	500	—

Income taxes payable	—	2,613

Total current liabilities	118,923	130,201

Noncurrent liabilities:

Deferred income taxes	7,086	7,106

Total noncurrent liabilities	7,086	7,106

Commitments and contingencies

Stockholders’ equity:

Common stock	305	304

Additional paid-in capital	86,397	75,378

Treasury stock, at cost	(36,711)	(20,643)

Accumulated other comprehensive income	314	172

Retained earnings	49,736	50,299

Total stockholders’ equity	100,041	105,510

Total liabilities and stockholders’ equity	$226,050	$242,817

See accompanying notes.

ADMINISTAFF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$1,044,776	$864,450	$2,088,195	$1,619,995

Direct costs:

Salaries and wages of worksite employees	869,821	721,984	1,742,101	1,351,921

Benefits and payroll taxes	133,416	111,124	276,726	216,027

Gross profit	41,539	31,342	69,368	52,047

Operating expenses:

Salaries, wages and payroll taxes	16,818	12,283	32,982	24,351

General and administrative expenses	11,071	9,028	22,916	16,590

Commissions	2,914	2,165	6,047	4,377

Advertising	1,849	1,502	3,307	2,432

Depreciation and amortization	4,108	2,884	7,840	5,516

	36,760	27,862	73,092	53,266

Operating income (loss)	4,779	3,480	(3,724)	(1,219)

Other income (expense):

Interest income	965	931	2,359	1,730

Other, net	439	(2)	442	7

	1,404	929	2,801	1,737

Income (loss) before income taxes	6,183	4,409	(923)	518

Income tax expense (benefit)	2,409	1,609	(360)	189

Net income (loss)	$3,774	$2,800	$(563)	$329

Basic net income (loss)

per share of common stock	$0.14	$0.10	$(0.02)	$0.01

Diluted net income (loss)

per share of common stock	$0.13	$0.10	$(0.02)	$0.01

See accompanying notes.

ADMINISTAFF, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2001
(in thousands)
(Unaudited)

	Common Stock				Accumulated
	Issued		Additional		Other
			Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2000	30,435	$304	$75,378	$(20,643)	$172	$50,299	$105,510

Purchase of treasury stock	—	—	—	(21,566)	—	—	(21,566)

Exercise of common stock purchase warrants	—	—	10,520	5,480	—	—	16,000

Exercise of stock options	51	1	474	—	—	—	475

Other	—	—	25	18	—	—	43

Change in unrealized gain on marketable securities	—	—	—	—	142	—	142

Net loss	—	—	—	—	—	(563)	(563)

Comprehensive loss							(421)

Balance at June 30, 2001	30,486	$305	$86,397	$(36,711)	$314	$49,736	$100,041

See accompanying notes.

ADMINISTAFF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net (loss) income	$(563)	$329

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	7,852	5,641

Bad debt expense	1,354	1,134

Deferred income taxes	(178)	1,262

Loss (gain) on the disposition of assets	(9)	97

Changes in operating assets and liabilities:

Accounts receivable	1,543	(12,427)

Prepaid expenses	3,140	(667)

Other assets	639	582

Accounts payable	1,231	(1,431)

Payroll taxes and other payroll deductions payable	(18,772)	16,980

Accrued worksite employee payroll expense	2,757	10,092

Other accrued liabilities	5,619	3,507

Income taxes payable/receivable	(4,736)	(1,979)

Total adjustments	440	22,791

Net cash provided by (used in) operating activities	(123)	23,120

Cash flows from investing activities:

Marketable securities:

Purchases	(35,274)	(9,885)

Proceeds from maturities	34,445	7,684

Proceeds from dispositions	8,600	2,012

Property and equipment:

Purchases	(11,467)	(5,156)

Investment in software development costs	(2,137)	(2,877)

Proceeds from dispositions	83	76

Investment in other companies	—	(5,604)

Net cash used in investing activities	(5,750)	(13,750)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from financing activities:

Purchase of treasury stock	$(21,566)	$—

Proceeds from the exercise of common stock purchase warrants	16,000

Proceeds from the sale of common stock put warrant	—	125

Borrowings under revolving line of credit	500	—

Proceeds from the exercise of stock options	475	2,190

Other	43	27

Net cash provided by (used in) financing activities	(4,548)	2,342

Net increase (decrease) in cash and cash equivalents	(10,421)	11,712

Cash and cash equivalents at beginning of period	69,733	25,451

Cash and cash equivalents at end of period	$59,312	$37,163

See accompanying notes.

ADMINISTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

1. Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, medical and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the six months ended June 30, 2001 and 2000, revenues from the Company’s Texas markets represented 46% and 52% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000. The consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at June 30, 2001, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2. Stockholders’ Equity

     On February 28, 2001, American Express Travel Related Services Company, Inc. (“American Express”) exercised warrants to purchase 800,000 shares of common stock at $20 per share. The shares were issued from treasury stock held by the Company. On March 12, 2001, the Company repurchased 800,000 shares of common stock from American Express for $19.6 million.

     On February 9, 2001, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares of common stock under the Company’s existing repurchase program. Of the 5,000,000 shares authorized for repurchase as of June 30, 2001, the Company has repurchased 3,242,000 shares at a total cost of approximately $40.3 million, including the 800,000 shares repurchased from American Express and 100,000 shares repurchased in the open market during 2001 for $2.0 million.

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

3. Net Income Per Share

     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic net income per share — weighted average shares outstanding	27,355	27,052	27,432	27,000

Effect of dilutive securities:

Common stock purchase warrants — treasury stock method	—	166	—	82

Common stock options — treasury stock method	1,181	1,374	—	1,026

	1,181	1,540	—	1,108

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	28,536	28,592	27,432	28,108

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	4,277	2,532	7,390	3,514

4. Marketable Securities

     At June 30, 2001, the Company’s marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company’s investments in marketable securities are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity.

5. Revolving Credit Agreement

     On May 25, 2001, the Company entered into a $21 million revolving credit agreement that expires on November 30, 2002. At the option of the Company, amounts borrowed under the agreement accrue interest at the bank’s prime rate or LIBOR plus 0.45% as determined at the time of the borrowing. The revolving line of credit is 100% secured by cash and marketable securities held in custody by the bank.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

     The following table presents certain information related to the Company’s results of operations for the three months ended June 30, 2001 and 2000.

	Three months ended
	June 30,
			%
	2001	2000	Change

	(in thousands, except per share and statistical data)

Revenues	$1,044,776	$864,450	20.9%

Gross profit	41,539	31,342	32.5%

Operating expenses	36,760	27,862	31.9%

Operating income	4,779	3,480	37.3%

Other income	1,404	929	51.1%

Net income	3,774	2,800	34.8%

Diluted net income per share of common stock	0.13	0.10	30.0%

Statistical Data:

Average number of worksite employees paid per month	67,878	60,934	11.4%

Fee revenue per worksite employee per month	$4,871	$4,510	8.0%

Fee payroll cost per worksite employee per month	4,021	3,740	7.5%

Gross markup per worksite employee per month	850	770	10.4%

Gross profit per worksite employee per month	204	171	19.3%

Operating expenses per worksite employee per month	181	152	19.1%

Operating income per worksite employee per month	23	19	21.1%

Net income per worksite employee per month	19	15	26.7%

     Revenues

     The Company’s revenues for the three months ended June 30, 2001 increased 20.9% over the same period in 2000 due to an 11.4% increase in the average number of worksite employees paid per month, accompanied by an 8.0% increase in fee revenue per worksite employee per month. The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid.

     The 8.0% increase in fee revenue per worksite employee per month directly related to the 7.5% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company’s existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; and (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base.

     By region, the Company’s revenue growth over the second quarter of 2000 and revenue distribution for the quarter ended June 30, 2001 were as follows:

		% of
	Revenue	Total
	Growth	Revenues

Northeast	41.9%	10.9%

Southeast	6.6%	9.7%

Central	38.5%	13.6%

Southwest	10.1%	46.4%

West	38.9%	19.4%

     Gross Profit

     Gross profit for the second quarter of 2001 increased 32.5% over the second quarter of 2000, primarily due to the 11.4% increase in the average number of worksite employees paid per month accompanied by a 19.3% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $204 per month in the 2001 period from $171 per month in the 2000 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     Gross markup per worksite employee per month increased 10.4% to $850 in the 2001 period versus $770 in the 2000 period. Approximately 28% of the $80 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company’s comprehensive service fees, which were designed to match or exceed known trends in the Company’s primary direct costs.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 7.7% to $655 per worksite employee per month in the 2001 period versus $608 in the 2000 period. Payroll taxes increased $15 per worksite employee per month over the second quarter of 2000, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost decreased to 7.41% in the 2001 period from 7.63% in the 2000 period. This decrease was the result of an increase in bonus payroll cost per worksite employee and the Company’s lower growth rate, which allowed a larger proportion of the Company’s worksite employees to meet their state unemployment tax limits earlier in the first half of 2001 compared to the 2000 period. The cost of health insurance and related employee benefits increased $28 per worksite employee per month over the second quarter of 2000 due to a 6.1% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under the Company’s health insurance plans to 72.1% in the 2001 period from 68.8% in the 2000 period. Workers’ compensation costs increased $4 per worksite employee per month over the second quarter of 2000, and increased slightly to 1.24% of fee payroll cost in the 2001 period from 1.23% in the 2000 period.

     Gross profit, measured as a percentage of revenue, increased to 3.98% in the 2001 period from 3.63% in the 2000 period. This increase was due to the decrease in the effective payroll tax rate and an increase in gross markup per employee which exceeded the increase in fee payroll cost per employee.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2001 and 2000.

	Three months ended June 30,			Three months ended June 30,

	2001	2000	% change	2001	2000	% change

	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$16,818	$12,283	36.9%	$83	$67	23.9%

General and administrative expenses	11,071	9,028	22.6%	55	49	12.2%

Commissions	2,914	2,165	34.6%	14	12	16.7%

Advertising	1,849	1,502	23.1%	9	8	12.5%

Depreciation and amortization	4,108	2,884	42.4%	20	16	25.0%

Total operating expenses	$36,760	$27,862	31.9%	$181	$152	19.1%

     Operating expenses increased 31.9% over the second quarter of 2000 to $36.8 million. Operating expense per worksite employee increased 19.1% to $181 per month in the 2001 period versus $152 in the 2000 period. During the second quarter of 2001, the Company’s operating expenses continued to be impacted by strategic initiatives. The Company continued its national sales expansion in 2001 with the opening of two new sales markets (Boston and San Diego), the opening of three new sales offices in existing markets and a change in its sales compensation plan. As a result of these initiatives, the Company’s average number of trained sales representatives increased 39% over the second quarter of 2000. In addition, the Company continued its technology initiatives such as the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the enhancement of its eCommerce portal, bizzport.

     Salaries, wages and payroll taxes of corporate and sales staff increased to $83 per worksite employee per month in the 2001 period from $67 in the 2000 period. This increase was primarily due to a 34% increase in sales personnel, a 40% increase in service personnel in the Company’s service centers, a 117% increase in service personnel located in the Company’s sales markets and a 21% increase in corporate personnel.

     General and administrative expenses increased to $55 per worksite employee per month from $49 in the second quarter of 2000. The increase primarily resulted from rent expense and travel expense associated with the Company’s national expansion plan, including the opening of a new service center and additional sales offices in new and existing markets.

     Depreciation and amortization expense increased $4 per worksite employee per month over the 2000 period as a result of the increased capital assets placed in service in 2001 and late 2000, including (i) the implementation of the fifth generation of the Company’s proprietary PEO information system; (ii) the implementation and enhancement of certain components of Administaff Assistant, such as web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software and hardware; (iii) the opening of new sales offices; (iv) the relocation of the Houston service center; and (v) the expansion of corporate headquarters.

     Commissions expense increased by $2 per worksite employee per month from the 2000 period due to a restructuring of the sales representative compensation plan effective January 1, 2001. Advertising costs also increased $1 per month on a per worksite employee basis versus the second quarter of 2000.

     Net Income

     Other income increased 51.1% and included approximately $400,000 of proceeds from the settlement of a short-swing profit violation by an outside shareholder. Excluding this item, other income increased by 6.4% over the 2000 period.

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

     Operating income and net income per worksite employee per month increased to $23 and $19 in the 2001 period, versus $19 and $15 in the 2000 period. The Company’s net income and diluted net income per share for the quarter ended June 30, 2001 increased to $3.8 million and $0.13, versus $2.8 million and $0.10 for the quarter ended June 30, 2000.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000.

     The following table presents certain information related to the Company’s results of operations for the six months ended June 30, 2001 and 2000.

	Six months ended
	June 30,
			%
	2001	2000	Change

	(in thousands, except per share and statistical data)

Revenues	$2,088,195	$1,619,995	28.9%

Gross profit	69,368	52,047	33.3%

Operating expenses	73,092	53,266	37.2%

Operating loss	(3,724)	(1,219)	205.5%

Other income	2,801	1,737	61.3%

Net income (loss)	(563)	329	(271.1)%

Diluted net income (loss) per share of common stock	(0.02)	0.01	(300.0)%

Statistical Data:

Average number of worksite employees paid per month	67,669	57,416	17.9%

Fee revenue per worksite employee per month	$4,835	$4,452	8.6%

Fee payroll cost per worksite employee per month	3,991	3,684	8.3%

Gross markup per worksite employee per month	844	768	9.9%

Gross profit per worksite employee per month	171	151	13.2%

Operating expenses per worksite employee per month	180	155	16.1%

Operating loss per worksite employee per month	(9)	(4)	(125.0)%

Net income (loss) per worksite employee per month	(1)	1	(200.0)%

     Revenues

     The Company’s revenues for the six months ended June 30, 2001 increased 28.9% over the same period in 2000 due to a 17.9% increase in the average number of worksite employees paid per month, accompanied by an 8.6% increase in fee revenue per worksite employee per month. The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid.

     The 8.6% increase in fee revenue per worksite employee per month directly related to the 8.3% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company’s existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; and (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base.

     By region, the Company’s revenue growth over the first half of 2000 and revenue distribution for the six months ended June 30, 2001 were as follows:

		% of
	Revenue	Total
	Growth	Revenues

Northeast	73.8%	11.3%

Southeast	10.9%	9.6%

Central	45.6%	13.4%

Southwest	14.3%	46.2%

West	52.9%	19.5%

     Gross Profit

     Gross profit for the first six months of 2001 increased 33.3% over the first six months of 2000, primarily due to the 17.9% increase in the average number of worksite employees paid per month accompanied by a 13.2% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $171 per month in the 2001 period from $151 per month in the 2000 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     Gross markup per worksite employee per month increased 9.9% to $844 in the 2001 period versus $768 in the 2000 period. Approximately 32.3% of the $76 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company’s comprehensive service fees, which were designed to match or exceed known trends in the Company’s primary direct costs.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 8.8% to $682 per worksite employee per month in the 2001 period versus $627 in the 2000 period. Payroll taxes increased $23 per worksite employee per month over the first six months of 2000, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost decreased to 8.0% in the 2001 period from 8.2% in the 2000 period. This decrease was the result of an increase in bonus payroll cost per worksite employee and the Company’s lower growth rate, which allowed a larger portion of the Company’s worksite employees to meet their state unemployment tax limits earlier in the first half of 2001 compared to the 2000 period. The cost of health insurance and related employee benefits increased $27 per worksite employee over the first six months of 2001 due to a 5.3% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 72.3% in the 2001 period from 68.6% in the 2000 period. Workers’ compensation costs increased $5 per worksite employee per month over the first six months of 2000, and increased slightly to 1.25% of fee payroll cost in the 2001 period from 1.23% in the 2000 period.

     Gross profit, measured as a percentage of revenue, increased to 3.32% in the 2001 period from 3.21% in the 2000 period due to the decrease in the effective payroll tax rate.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2001 and 2000.

	Six months ended June 30,			Six months ended June 30,

	2001	2000	% change	2001	2000	% change

	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$32,982	$24,351	35.4%	$81	$71	14.1%

General and administrative expenses	22,916	16,590	38.1%	57	48	18.8%

Commissions	6,047	4,377	38.2%	15	13	15.4%

Advertising	3,307	2,432	36.0%	8	7	14.3%

Depreciation and amortization	7,840	5,516	42.1%	19	16	18.8%

Total operating expenses	$73,092	$53,266	37.2%	$180	$155	16.1%

     Operating expenses increased to $73.1 million, or 37.2% over the first six months of 2000. Operating expenses per worksite employee increased 16.1% to $180 per month in the 2001 period versus $155 in the 2000 period. During the first six months of 2001, the Company’s operating expenses continued to be impacted by several strategic initiatives, including its national sales expansion with the addition of new trained sales representatives, the continued expansion into new markets, and continued technology initiatives such as the enhancement of its Internet-based service delivery platform, Administaff Assistant, and the enhancement of its eCommerce portal, bizzport.

     Salaries, wages and payroll taxes of corporate and sales staff increased to $81 per worksite employee per month in the 2001 period from $71 in the 2000 period. This increase was primarily due to a 30% increase in sales personnel, a 51% increase in service personnel in the Company’s service centers, a 106% increase in service personnel located in the Company’s sales markets and a 23% increase in corporate personnel.

     General and administrative expenses increased to $57 per worksite employee per month from $48 in the first six months of 2000. The increase primarily resulted from rent expense and travel expense associated with the Company’s national expansion plan, including the opening of a new service center and additional sales offices in new and existing markets.

     Depreciation and amortization expense increased $3 per worksite employee per month over the 2000 period as a result of the increased capital assets placed in service in 2001 and late 2000, including (i) the implementation of the fifth generation of the Company’s proprietary PEO information system; (ii) the implementation and enhancement of certain components of Administaff

Assistant, primarily the web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software and hardware; (iii) the opening of new sales offices; (iv) the opening of the Houston service center; and (v) the expansion of corporate headquarters.

     Commissions expense increased $2 per worksite employee per month over the first six months of 2000 due to a restructuring of the sales representative compensation plan effective January 1, 2001. Advertising costs increased $1 per month on a per worksite employee basis versus the first six months of 2000.

     Net Income (Loss)

     Other income increased 61.2% to $2.8 million. Interest income increased 36.4% to $2.4 million in the first half of 2001, due to a higher level of cash and marketable securities resulting from the Company’s strong performance in the second half of 2000. The remaining increase was primarily the result of the receipt of approximately $400,000 of proceeds from the settlement of a short-swing profit violation by an outside shareholder.

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

     Operating loss per worksite employee per month declined to $9 in the 2001 period versus $4 in the 2000 period. Net loss per worksite employee was $1 in the 2001 period compared to net income per worksite employee of $1 in the 2000 period. The Company’s net loss and diluted net loss per share for the six months ended June 30, 2001, was $563,000 and $0.02, versus net income and diluted net income per share of $329,000 and $0.01 for the six months ended June 30, 2000.

Liquidity and Capital Resources

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities, cash flows from operations and its available revolving line of credit will be adequate to meet its short-term liquidity requirements. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its long-term liquidity needs and its capital needs.

     The Company had $90.7 million in cash and cash equivalents and marketable securities at June 30, 2001, of which approximately $39.1 million was payable in July 2001 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company’s sales, service and technology infrastructure, capital expenditures and the Company’s stock repurchase program. At June 30, 2001, the Company had working capital of $40.7 million compared to $51.2 million at December 31, 2000. This decline was primarily due to a $5.6 million net repurchase of treasury stock and $13.6 million in capital expenditures during the period, which was partially offset by $9.8 million in earnings before interest, taxes, depreciation and amortization. As of June 30, 2001, the Company had no long-term debt and had borrowed $500,000 under its revolving line of credit.

     On May 25, 2001, the Company entered into a $21 million revolving credit agreement that expires on November 30, 2002. At the option of the Company, amounts borrowed under the agreement accrue interest at the bank’s prime rate or LIBOR plus 0.45% as determined at the time of the borrowing. The revolving line of credit is 100% secured by cash and marketable securities held in custody by the bank. The line of credit will be used to finance the construction of a new facility at the Company’s Kingwood, Texas headquarters. Construction of the new facility is expected to be completed late in 2002 and is expected to cost approximately $21 million. The Company intends to repay all amounts borrowed under the line of credit upon completion of the new facility.

     Cash Flows From Operating Activities

     The $23.2 million decrease in net cash provided by operating activities was primarily the result of the timing of payroll tax payments surrounding the December 31 and June 30 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end. For the same reasons, the Company’s cash flows from operations were also affected by the timing of presentment of customer billings and the receipt of related customer payments.

     Cash Flows From Investing Activities

     The $8.0 million decrease in net cash used by investing activities is primarily the result of $7.8 million in net proceeds from marketable securities maturities and dispositions during the first half of 2001. The proceeds were converted to cash and cash equivalents to provide liquidity for the Company’s long-term strategic initiatives.

     Capital expenditures during the 2001 period primarily related to software development, hardware and software costs related to the enhancement of the Company’s proprietary professional employer information system, Administaff Assistant and bizzport. In addition, capital expenditures included building improvements and furniture and fixtures at the Company’s sales offices and corporate headquarters to accommodate the Company’s expansion plans, including $1.4 million related to the construction of new facilities at the Company’s corporate headquarters.

     Cash Flows From Financing Activities

     The $6.9 million decrease in cash provided by financing activities was primarily a result of the repurchase of $21.6 million in treasury stock, partially offset by $16 million in proceeds from the exercise of common stock purchase warrants by American Express.

     Seasonality, Inflation and Quarterly Fluctuations

     Historically, the Company’s earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes, which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company’s revenues related to an individual employee are generally earned and collected at a relatively constant rate throughout each year, payment of such employment-related tax obligations has a substantial impact on the Company’s financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An Annual Meeting of Stockholders of the Company was held on May 8, 2001. At the meeting, holders of 24,659,834 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the three proposals voted on at the Meeting, all of which were approved, is set forth below:

1.	Election of Class III Directors to serve until the Annual Meeting of Stockholders in 2004.

	For	Withheld

Jack M. Fields, Jr.	24,136,857	522,977

Paul S. Lattanzio	24,137,307	522,527

Richard G. Rawson	24,137,257	522,577

Directors continuing in office were Steven Alesio, Michael W. Brown, Linda Fayne Levinson and Paul J. Sarvadi.

2.	Approval of the adoption of the Administaff, Inc. 2001 Incentive Plan.

			Broker
For	Against	Abstain	Non-Votes

13,850,277	4,780,066	18,684	6,010,807

3.	Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2001.

For	Against	Abstain

24,628,913	29,811	1,110

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: August 14, 2001	By:	/s/ Richard G. Rawson Richard G. Rawson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 14, 2001	By:	/s/ Douglas S. Sharp Douglas S. Sharp Vice President, Finance (Principal Accounting Officer)