Form 10-Q
period 2001-09-30
ADMINISTAFF INC \DE\
filed 2001-11-14
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001.
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

        As of November 2, 2001, 27,596,469 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

	Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Part II

Item 1.	Legal Proceedings	27

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30,	December 31,
	2001	2000

	(Unaudited)
Current assets:
Cash and cash equivalents	$65,457	$69,733
Marketable securities	42,548	38,953
Accounts receivable:
Trade	330	7,311
Unbilled	70,747	57,084
Other	808	820
Prepaid expenses	3,275	6,785
Deferred income tax benefit	1,032	694

Total current assets	184,197	181,380

Property and equipment:
Land	2,920	2,920
Buildings and improvements	16,972	14,047
Computer hardware and software	37,970	28,679
Software development costs	14,485	11,556
Furniture and fixtures	20,276	18,756
Vehicles	2,082	1,863
Construction in progress	4,260	195

	98,965	78,016
Accumulated depreciation	(37,385)	(25,649)

Total property and equipment	61,580	52,367

Other assets:
Notes receivable from employees	694	994
Other assets	8,403	8,076

Total other assets	9,097	9,070

Total assets	$254,874	$242,817

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2001	2000

	(Unaudited)
Current liabilities:
Accounts payable	$4,709	$1,496
Payroll taxes and other payroll deductions payable	34,194	57,919
Accrued worksite employee payroll expense	75,947	57,354
Other accrued liabilities	13,888	10,819
Revolving line of credit	4,000	—
Income taxes payable	5,312	2,613

Total current liabilities	138,050	130,201

Noncurrent liabilities:
Deferred income taxes	5,506	7,106

Total noncurrent liabilities	5,506	7,106

Commitments and contingencies

Stockholders’ equity:
Common stock	307	304
Additional paid-in capital	88,646	75,378
Treasury stock, at cost	(36,703)	(20,643)
Accumulated other comprehensive income	673	172
Retained earnings	58,395	50,299

Total stockholders’ equity	111,318	105,510

Total liabilities and stockholders’ equity	$254,874	$242,817

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$1,085,944	$962,039	$3,174,139	$2,582,034
Direct costs:
Salaries and wages of worksite employees	903,136	804,525	2,645,237	2,156,446
Benefits and payroll taxes	133,487	117,447	410,213	333,474

Gross profit	49,321	40,067	118,689	92,114

Operating expenses:
Salaries, wages and payroll taxes	17,035	13,905	50,017	38,256
General and administrative expenses	10,950	9,022	33,866	25,612
Commissions	2,534	2,331	8,581	6,708
Advertising	1,213	1,249	4,520	3,681
Depreciation and amortization	4,298	2,987	12,138	8,503

	36,030	29,494	109,122	82,760

Operating income	13,291	10,573	9,567	9,354

Other income (expense):
Interest income	928	1,107	3,287	2,837
Other, net	85	(3)	527	4

	1,013	1,104	3,814	2,841

Income before income taxes	14,304	11,677	13,381	12,195
Income tax expense	5,645	4,262	5,285	4,451

Net income	$8,659	$7,415	$8,096	$7,744

Basic net income per share of common stock	$0.32	$0.27	$0.29	$0.29

Diluted net income per share of common stock	$0.30	$0.25	$0.28	$0.27

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2001
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2000	30,435	$304	$75,378	$(20,643)	$172	$50,299	$105,510
Purchase of treasury stock	—	—	—	(21,566)	—	—	(21,566)
Exercise of common stock purchase warrants	—	—	10,520	5,480	—	—	16,000
Exercise of stock options	269	3	2,713	—	—	—	2,716
Other	—	—	35	26	—	—	61
Change in unrealized gain on marketable securities	—	—	—	—	501	—	501
Net income	—	—	—	—	—	8,096	8,096

Comprehensive income							8,597

Balance at September 30, 2001	30,704	$307	$88,646	$(36,703)	$673	$58,395	$111,318

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000

Cash flows from operating activities:
Net income	$8,096	$7,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,210	8,558
Bad debt expense	1,798	1,306
Deferred income taxes	(1,938)	1,643
Loss (gain) on the disposition of assets	(95)	46
Changes in operating assets and liabilities:
Accounts receivable	(8,468)	(22,631)
Prepaid expenses	3,510	572
Other assets	570	698
Accounts payable	3,212	426
Payroll taxes and other payroll deductions payable	(23,725)	14,322
Accrued worksite employee payroll expense	20,279	20,234
Other accrued liabilities	1,384	3,469
Income taxes payable/receivable	2,699	1,222

Total adjustments	11,436	29,865

Net cash provided by operating activities	19,532	37,609

Cash flows from investing activities:
Marketable securities:
Purchases	(49,432)	(17,240)
Proceeds from maturities	37,505	13,404
Proceeds from dispositions	8,817	2,012
Property and equipment:
Purchases	(14,383)	(9,376)
Construction in progress	(4,260)	—
Investment in software development costs	(2,931)	(4,002)
Proceeds from dispositions	303	147
Investment in other companies	(638)	(5,634)

Net cash used in investing activities	(25,019)	(20,689)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000

Cash flows from financing activities:
Purchase of treasury stock	$(21,566)	$—
Proceeds from the exercise of common stock purchase warrants	16,000	—
Borrowings under revolving line of credit	4,000	—
Proceeds from the exercise of stock options	2,716	4,721
Proceeds from the sale of common stock put warrant	—	125
Other	61	27

Net cash provided by financing activities	1,211	4,873

Net increase (decrease) in cash and cash equivalents	(4,276)	21,793
Cash and cash equivalents at beginning of period	69,733	25,451

Cash and cash equivalents at end of period	$65,457	$47,244

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

1.     Basis of Presentation

        Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, medical and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the nine months ended September 30, 2001 and 2000, revenues from the Company’s Texas markets represented 45.4% and 50.8% of the Company’s total revenues, respectively.

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

        The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000. The consolidated balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at September 30, 2001, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year.

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

        On February 9, 2001, the Company’s Board of Directors authorized the repurchase of an additional 1,000,000 shares of common stock under the Company’s existing repurchase program. Of the 5,000,000 shares authorized for repurchase as of September 30, 2001, the Company has repurchased 3,242,000 shares at a total cost of approximately $40.3 million, including the 800,000 shares repurchased from American Express and 100,000 shares repurchased in the open market during 2001 for $2.0 million.

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

3.     Net Income Per Share

        The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Basic net income per share — weighted average shares outstanding	27,480	27,295	27,448	27,099
Effect of dilutive securities:
Common stock purchase warrants — treasury stock method	76	773	50	313
Common stock options — treasury stock method	1,376	1,712	1,203	1,300

	1,452	2,485	1,253	1,613

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	28,932	29,780	28,701	28,712

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	3,338	1,130	3,973	2,720

4.     Marketable Securities

        At September 30, 2001, the Company’s marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity.

5.     Other Assets

        As of September 30, 2001, the Company had investments in two early stage private companies totaling $6.3 million. The Company evaluates these investments for impairment each quarter. In late October 2001, the Company was informed that the lead investor of one of these companies would no longer participate in future funding of that company. While another primary investor indicated that they would take over as lead investor, that investor has subsequently indicated during November 2001 that it is reevaluating its position, and it has given no assurances as to whether it will continue funding the enterprise. The early stage company is in the process of evaluating its alternatives, which could include finding additional capital sources to continue its business model, reorganizing or liquidating the company. If the early stage company is unable to raise sufficient additional capital to continue as a going concern, the Company’s $3.9 million investment in that enterprise could become impaired and the Company could incur a non-cash charge to write off all or a portion of its investment.

6.     Revolving Credit Agreement

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

        The following discussion should be read in conjunction with the 2000 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

        Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

        The following table presents certain information related to the Company’s results of operations for the three months ended September 30, 2001 and 2000.

	Three months ended
	September 30,
			%
	2001	2000	Change

	(in thousands, except per share and statistical data)

Revenues	$1,085,944	$962,039	12.9%
Gross profit	49,321	40,067	23.1%
Operating expenses	36,030	29,494	22.2%
Operating income	13,291	10,573	25.7%
Other income	1,013	1,104	(8.2)%
Net income	8,659	7,415	16.8%
Diluted net income per share of common stock	0.30	0.25	20.0%

Statistical Data:
Average number of worksite employees paid per month	70,835	65,722	7.8%
Fee revenue per worksite employee per month	$4,886	$4,655	5.0%
Fee payroll cost per worksite employee per month	4,033	3,865	4.3%
Gross markup per worksite employee per month	853	790	8.0%
Gross profit per worksite employee per month	232	203	14.3%
Operating expenses per worksite employee per month	170	150	13.3%
Operating income per worksite employee per month	63	54	16.7%
Net income per worksite employee per month	41	38	7.9%

        Revenues

        The Company’s revenues for the three months ended September 30, 2001 increased 12.9% over the same period in 2000 due to a 7.8% increase in the average number of worksite employees paid per month, accompanied by a 5.0% increase in fee revenue per worksite employee per month.

        The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Throughout 2001, the Company’s unit growth rate has been slowed by softness in

U.S. economic conditions. These conditions have impacted all three of the Company’s sources of paid worksite employees: new client sales, client retention and the net change in existing clients through new hires and terminations. In the third quarter, the net change in existing clients was impacted the most as terminations within the existing client base exceeded new hires by approximately 750 worksite employees per month during the 2001 period. New client sales were impacted modestly as a continued investment in new sales representatives offset a reduction in the Company’s ability to close sales due to uncertainty in the direction of the economy. Client retention in the third quarter of 2001 returned to the levels experienced during the 2000 period.

        The 5.0% increase in fee revenue per worksite employee per month directly related to the 4.3% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company’s existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; and (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base. During the third quarter of 2001, fee payroll cost per worksite employee per month grew at a lower rate than it had in recent quarters, as weakness in economic conditions resulted in lower compensation increases within the Company’s existing worksite employee base.

        By region, the Company’s revenue growth over the third quarter of 2000 and revenue distribution for the quarter ended September 30, 2001 were as follows:

		% of
	Revenue	Total
	Growth	Revenues

Northeast	29.6%	11.5%
Southeast	10.1%	10.1%
Central	25.6%	13.9%
Southwest	1.6%	43.9%
West	26.8%	20.6%

        Gross Profit

        Gross profit for the third quarter of 2001 increased 23.1% over the third quarter of 2000, primarily due to the 7.8% increase in the average number of worksite employees paid per month accompanied by a 14.3% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $232 per month in the 2001 period from $203 per month in the 2000 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

        Gross markup per worksite employee per month increased 8.0% to $853 in the 2001 period versus $790 in the 2000 period. Approximately 21% of the $63 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company’s comprehensive service fees, which were designed to match or exceed known trends in the Company’s primary direct costs.

        The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.8% to $619 per worksite employee per month in the 2001 period versus $584 in the 2000 period. Payroll taxes increased $1 per worksite employee per month over the third quarter of 2000, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost decreased to 6.82% in the 2001 period from 7.08% in the 2000 period. This decrease was the result of an increased bonus payroll cost per worksite employee in the first half of the year and the Company’s lower growth rate, which allowed a larger proportion of the Company’s worksite employees to meet their state unemployment tax limits earlier in 2001 compared to the 2000 period. The cost of health insurance and related employee benefits increased $61 per worksite employee per month over the third quarter of 2000 due to a 21.7% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 71.1% in the 2001 period from 69.6% in the 2000 period. See “Other Matters — Health Insurance Costs” on page 23 for a discussion of trends in the Company’s health insurance costs. Workers’ compensation costs decreased $28 per worksite employee per month over the third quarter of 2000, and decreased to 0.45% of fee payroll cost in the 2001 period from 1.19% in the 2000 period. During the negotiations of its workers’ compensation insurance policy for the period beginning October 1, 2001, the Company negotiated a one-time $6.7 million credit related to the policy period ended September 30, 2001 based on the Company’s claims history during that three year policy period.

        Gross profit, measured as a percentage of revenue, increased to 4.54% in the 2001 period from 4.16% in the 2000 period. This increase was due to the decrease in the effective payroll tax rate and an increase in gross markup per worksite employee per month which exceeded the increase in fee payroll cost per worksite employee per month.

        Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2001 and 2000.

	Three months ended September 30,			Three months ended September 30,

	2001	2000	% change	2001	2000	% change

	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$17,035	$13,905	22.5%	$80	$71	12.7%
General and administrative expenses	10,950	9,022	21.4%	52	46	13.0%
Commissions	2,534	2,331	(8.7)%	12	12	—
Advertising	1,213	1,249	(2.9)%	6	6	—
Depreciation and amortization	4,298	2,987	43.9%	20	15	33.3%

Total operating expenses	$36,030	$29,494	22.2%	$170	$150	13.3%

        Operating expenses increased 22.2% over the third quarter of 2000 to $36 million. Operating expense per worksite employee increased 13.3% to $170 per month in the 2001 period versus $150 in the 2000 period. During the third quarter of 2001, the Company’s operating expenses continued to be impacted by strategic initiatives undertaken in 2001. The Company continued its national sales expansion in 2001 with the opening of two new sales markets (Boston and San Diego), the opening of three new sales offices in existing markets and a change in its sales compensation plan. As a result of these initiatives, the Company’s average number of trained sales representatives for the third quarter of 2001 increased 45% over the 2000 period. In addition, the Company continued its technology initiatives with the enhancement of its Employee Service Center (formerly known as Administaff Assistant), including additional web payroll, online enrollment, and online learning functionality.

        Salaries, wages and payroll taxes of corporate and sales staff increased to $80 per worksite employee per month in the 2001 period from $71 in the 2000 period. This increase was primarily due to a 30% increase in sales personnel, a 16% increase in service personnel in the Company’s service centers, a 81% increase in service personnel located in the Company’s sales markets and a 18% increase in corporate personnel.

        General and administrative expenses increased to $52 per worksite employee per month from $46 in the third quarter of 2000. The increase primarily resulted from increased data communications, rent and legal expenses.

        Depreciation and amortization expense increased $5 per worksite employee per month over the 2000 period as a result of the increased capital assets placed in service in 2001 and late 2000, including (i) the implementation of the fifth generation of the Company’s proprietary PEO information system; (ii) the implementation and enhancement of certain components of the Employee Service Center (formerly known as Administaff Assistant), such as web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software and hardware; (iii) the opening of new sales offices; (iv) the relocation of the Houston service center; and (v) the expansion of corporate headquarters.

        Commissions expense and advertising costs remained constant on a per worksite employee basis versus the third quarter of 2000.

        Net Income

        Other income decreased 8.2% primarily as a result of reduced interest rates on the Company’s marketable security investments.

        The Company’s provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax-exempt interest income. The effective income tax rate for the 2001 period increased to 39.5% versus the effective rate of 36.5% during the 2000 period. This increase was a result of (i) a 1% increase in the federal rate to 35%; (ii) an increase in the

Company’s effective state income tax rate due to a broader geographic distribution of revenue into states with higher income tax rates such as California, New York and Illinois; and (iii) a reduction in tax-exempt interest income.

        Operating income and net income per worksite employee per month increased to $63 and $41 in the 2001 period, versus $54 and $38 in the 2000 period. The Company’s net income and diluted net income per share for the quarter ended September 30, 2001 increased to $8.7 million and $0.30, versus $7.4 million and $0.25 for the quarter ended September 30, 2000.

        Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

        The following table presents certain information related to the Company’s results of operations for the nine months ended September 30, 2001 and 2000.

	Nine months ended
	September 30,
			%
	2001	2000	Change

	(in thousands, except per share and statistical data)

Revenues	$3,174,139	$2,582,034	22.9%
Gross profit	118,689	92,114	28.9%
Operating expenses	109,122	82,760	31.9%
Operating income	9,567	9,354	2.3%
Other income	3,814	2,841	34.2%
Net income	8,096	7,744	4.5%
Diluted net income per share of common stock	0.28	0.27	3.7%

Statistical Data:
Average number of worksite employees paid per month	68,724	60,184	14.2%
Fee revenue per worksite employee per month	$4,852	$4,526	7.2%
Fee payroll cost per worksite employee per month	4,005	3,750	6.8%
Gross markup per worksite employee per month	847	776	9.1%
Gross profit per worksite employee per month	192	170	12.9%
Operating expenses per worksite employee per month	176	153	15.0%
Operating income per worksite employee per month	15	17	(11.8)%
Net income per worksite employee per month	13	14	(7.1)%

        Revenues

        The Company’s revenues for the nine months ended September 30, 2001 increased 22.9% over the same period in 2000 due to a 14.2% increase in the average number of worksite employees paid per month, accompanied by a 7.2% increase in fee revenue per worksite employee per month.

        The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. Throughout 2001, the Company’s unit growth rate has been slowed by softness in

U.S. economic conditions. These conditions have impacted all three of the Company’s sources of paid worksite employees: new client sales, client retention and the net change in existing clients through new hires and terminations. The net change in existing clients has been impacted the most as terminations within the existing client base have exceeded new hires throughout the year, compared to strong gains in this area during 2000. In addition, client retention has declined slightly due primarily to an increase in the number of clients experiencing financial difficulties and/or seeking lower cost alternatives. Finally, new client sales have been impacted modestly as a continued investment in new sales representatives has partially offset a reduction in the Company’s ability to close sales due to uncertainty in the direction of the economy.

        The 7.2% increase in fee revenue per worksite employee per month directly related to the 6.8% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company’s existing worksite employee base; (ii) the continued penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C.; and (iii) the addition of clients with worksite employees that have a higher average base pay than the existing client base. Throughout 2001, the growth in fee payroll cost per worksite employee per month has slowed compared to the growth rates experienced in 2000, as weakness in economic conditions has resulted in lower compensation increases within the Company’s existing worksite employee base.

        By region, the Company’s revenue growth over the first nine months of 2000 and revenue distribution for the nine months ended September 30, 2001 were as follows:

		% of
	Revenue	Total
	Growth	Revenues

Northeast	55.5%	11.4%
Southeast	10.6%	9.8%
Central	37.8%	13.5%
Southwest	9.8%	45.4%
West	42.5%	19.9%

        Gross Profit

        Gross profit for the first nine months of 2001 increased 28.9% over the first nine months of 2000, primarily due to the 14.2% increase in the average number of worksite employees paid per month accompanied by a 12.9% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $192 per month in the 2001 period from $170 per month in the 2000 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

        Gross markup per worksite employee per month increased 9.1% to $847 in the 2001 period versus $776 in the 2000 period. Approximately 29% of the $71 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company’s comprehensive service fees, which were designed to match or exceed known trends in the Company’s primary direct costs.

        The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 7.9% to $652 per worksite employee per month in the 2001 period versus $604 in the 2000 period. Payroll taxes increased $16 per worksite employee per month over the first nine months of 2000, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost decreased to 7.6% in the 2001 period from 7.8% in the 2000 period. This decrease was the result of an increase in bonus payroll cost per worksite employee and the Company’s lower growth rate, which allowed a larger portion of the Company’s worksite employees to meet their state unemployment tax limits earlier in 2001 compared to the 2000 period. The cost of health insurance and related employee benefits increased $39 per worksite employee over the first nine months of 2000 due to a 10.8% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 71.9% in the 2001 period from 68.9% in the 2000 period. See “Other Matters — Health Insurance Costs” on page 23 for a discussion of trends in the Company’s health insurance costs. Workers’ compensation costs decreased $6 per worksite employee per month over the first nine months of 2000, and decreased to 0.98% of fee payroll cost in the 2001 period from 1.21% in the 2000 period. During the negotiations of its workers’ compensation insurance policy for the period beginning October 1, 2001, the Company negotiated a one-time $6.7 million credit related to the policy period ended September 30, 2001 based on the Company’s claims history during that three year policy period.

        Gross profit, measured as a percentage of revenue, increased to 3.74% in the 2001 period from 3.57% in the 2000 period due to the decrease in the effective payroll tax rate and an increase in gross markup per worksite employee per month which exceeded the increase in fee payroll cost per worksite employee per month.

        Operating Expenses

        The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2001 and 2000.

	Nine months ended September 30,			Nine months ended September 30,

	2001	2000	% change	2001	2000	% change

	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$50,017	$38,256	30.7%	$81	$71	14.1%
General and administrative expenses	33,866	25,612	32.2%	55	47	17.0%
Commissions	8,581	6,708	27.9%	14	12	16.7%
Advertising	4,520	3,681	22.8%	7	7	—
Depreciation and amortization	12,138	8,503	42.7%	19	16	18.8%

Total operating expenses	$109,122	$82,760	31.9%	$176	$153	15.0%

        Operating expenses increased to $109 million, or 31.9% over the first nine months of 2000. Operating expenses per worksite employee increased 15.0% to $176 per month in the 2001 period versus $153 in the 2000 period. During the first nine months of 2001, the Company’s operating expenses continued to be impacted by several strategic initiatives, including its national sales expansion with the addition of new trained sales representatives, the continued expansion into new markets, and continued technology initiatives such as the enhancement of its Internet-based service delivery platform, Employee Service Center (formerly known as Administaff Assistant), and the enhancement of its eCommerce portal, My Marketplace (formerly known as bizzport.)

        Salaries, wages and payroll taxes of corporate and sales staff increased to $81 per worksite employee per month in the 2001 period from $71 in the 2000 period. This increase was primarily due to a 29% increase in sales personnel, a 36% increase in service personnel in the Company’s service centers, a 92% increase in service personnel located in the Company’s sales markets and a 20% increase in corporate personnel.

        General and administrative expenses increased to $55 per worksite employee per month from $47 in the first nine months of 2000. The increase primarily resulted from increased rent, data communication, and legal expenses.

        Depreciation and amortization expense increased $3 per worksite employee per month over the 2000 period as a result of the increased capital assets placed in service in 2001 and late 2000, including (i) the implementation of the fifth generation of the Company’s proprietary PEO information system; (ii) the implementation and enhancement of certain components of Employee Service Center (formerly known as Administaff Assistant), primarily the web payroll and web reporting capabilities, which included both internal software developments costs and externally purchase software and hardware; (iii) the opening of new sales offices; (iv) the opening of the Houston service center; and (v) the expansion of corporate headquarters.

        Commissions expense increased $2 per worksite employee per month over the first nine months of 2000 due to a restructuring of the sales representative compensation plan effective January 1, 2001. Advertising costs remained constant on a per worksite employee basis versus the first nine months of 2000.

        Net Income

        Other income increased 34.2% to $3.8 million. Interest income increased 15.9% to $3.3 million in the first nine months of 2001, due to a higher level of cash and marketable securities early in 2001 resulting from the Company’s strong performance in the second half of 2000. The remaining increase was primarily the result of the receipt of approximately $400,000 of proceeds from the settlement of a short-swing profit violation by an outside shareholder.

        The Company’s provision for income taxes differed from the U.S. statutory rate of 34% primarily due to state income taxes and tax-exempt interest income. The effective income tax rate for the 2001 period increased to 39.5% versus the effective rate of 36.5% during the 2000 period. This increase was the result of (i) a 1% increase in the federal rate to 35%; (ii) an increase in the Company’s effective state income tax rate due to a broader geographic distribution of revenue into states with higher income tax rates such as California, New York and Illinois; and (iii) a decrease in tax-exempt interest income.

        Operating income per worksite employee per month decreased to $15 in the 2001 period versus $17 in the 2000 period. Net income per worksite employee was $13 in the 2001 period compared to $14 in the 2000 period. The Company’s net income and diluted net income per share for the nine months ended September 30, 2001, were $8.1 million and $0.28, versus $7.7 and $0.27 for the nine months ended September 30, 2000.

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

        The Company had $108 million in cash and cash equivalents and marketable securities at September 30, 2001, of which approximately $34.2 million was payable in October 2001 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the

Company’s sales, service and technology infrastructure, capital expenditures and the Company’s stock repurchase program. At September 30, 2001, the Company had working capital of $46.1 million compared to $51.2 million at December 31, 2000. This decline was primarily due to a $5.6 million net repurchase of treasury stock.

        On May 25, 2001, the Company entered into a $21 million revolving credit agreement that expires on November 30, 2002. At the option of the Company, amounts borrowed under the agreement accrue interest at the bank’s prime rate of LIBOR plus 0.45% as determined at the time of the borrowing. The revolving line of credit is 100% secured by cash and marketable securities held in custody by the bank. The line of credit is being used to finance the construction of a new facility at the Company’s Kingwood, Texas headquarters. As of September 30, 2001, the Company had borrowed $4 million under its revolving line of credit and had no long-term debt.

        Cash Flows From Operating Activities

        The $18.1 million decrease in net cash provided by operating activities was primarily the result of the timing of payroll tax payments surrounding the December 31 and September 30 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end. For the same reasons, the Company’s cash flows from operations were also affected by the timing of presentment of customer billings and the receipt of related customer payments.

        Cash Flows From Investing Activities

        The $4.3 million increase in net cash used by investing activities is primarily the result of increased capital expenditures in the 2001 period. Capital expenditures during the 2001 period primarily related to software development, hardware and software costs related to the enhancement of the Company’s proprietary professional employer information system, Employee Service Center (formerly known as Administaff Assistant) and My MarketPlace (formerly known as bizzport). In addition, capital expenditures included building improvements and furniture and fixtures at the Company’s sales offices and corporate headquarters to accommodate the Company’s expansion plans, including $4.3 million related to the construction of new facilities at the Company’s corporate headquarters.

        Cash Flows From Financing Activities

        The $3.7 million decrease in cash provided by financing activities was primarily a result of the repurchase of $21.6 million in treasury stock, partially offset by $16 million in proceeds from the exercise of common stock purchase warrants by American Express.

Other Matters

        Health Insurance Costs

        Effective January 1, 2002, the Company will replace it current health insurance carrier, Aetna U.S. Healthcare (“Aetna”), with a network of carriers including UnitedHealthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia. UnitedHealthcare will provide coverage for most of the country, PacifiCare and Kaiser Permanente will provide coverage in California and Blue Cross and Blue Shield will provide coverage in Georgia.

        Among the factors leading to the replacement of Aetna were (i) Aetna’s failure to provide accurate and timely claims information, which is the primary factor affecting the Company’s overall health insurance rates and (ii) Aetna’s decision to disregard its contractual obligation to provide six month’s notice before increasing its rates. The structure of the Company’s contract with Aetna was specifically designed to accommodate Administaff’s need to actively monitor the trends in its health insurance plan, anticipate future rates, and actively manage the comprehensive service fees charged to Administaff clients to match the anticipated rates.

        At a regularly scheduled quarterly meeting earlier this year, Aetna informed the Company that a wholesale step up in the cost of claims was occurring across their business due to an increase in both utilization and unit costs as a result of new contracts with healthcare providers at rates that were considerably less favorable than they had anticipated. In addition, they reported that the paid claims data previously provided to Administaff for several prior periods were in error. As a result, the Company determined that an independent third party audit was necessary to review the accuracy of Aetna’s claims payments and payment processes.

        During July 2001, based on analysis of claims data provided by Aetna, the Company agreed to increased health insurance rates for the third and fourth quarters of 2001 such that premiums paid during that time period would be approximately $6 million higher than previously negotiated. The Company paid the new higher rates during July and August. However, in September 2001, Aetna demanded a second rate increase, retroactively for August and September and also for the fourth quarter of 2001. Aetna’s demand also included its perceived right to terminate the contract for non-payment if Administaff failed to agree to the new rates. The effect of the second rate increase compared to the originally negotiated rates was to increase third quarter premiums by $6 million and fourth quarter premiums by as much as $9 million. While the Company strongly disagreed with Aetna’s right to demand this rate increase, the Company reluctantly agreed to the second rate increase given the alternative of leaving 50,000 plan participants with no health insurance benefits.

        During October 2001, the Company received the preliminary sample claims audit results. The Company believes that these results provide significant questions about the accuracy of the claims data provided by Aetna that were used as the basis for each of the rate increases. The Company believes that, based on incorrect claims information provided by Aetna and its lack of providing six months notice of a rate increase, Administaff has overpaid its health insurance premiums for the third quarter of 2001 and is not obligated to pay the higher rates demanded by Aetna for the fourth quarter. If the Company prevails in this dispute, the Company could receive a credit of up to $6 million related to premiums paid in the third quarter of 2001. If the Company is unsuccessful in this dispute, the Company could incur a charge of up to $9 million related to the higher demanded rates for the fourth quarter of 2001. During the fourth quarter, the Company will work diligently with Aetna to resolve the claims audit issues and their impact on insurance rates for which the Company is obligated under its contract with Aetna, however the Company cannot predict the either the timing or ultimate outcome of this dispute.

        Investments in Other Companies

        As of September 30, 2001, the Company had investments in two early stage private companies totaling $6.3 million. The Company evaluates these investments for impairment each quarter. In late October 2001, the Company was informed that the lead investor of one of these companies would no longer participate in future funding of that company. While another primary investor indicated that they would take over as lead investor, that investor has subsequently indicated during November 2001 that it is reevaluating its position, and it has given no assurances as to whether it will continue funding the enterprise. The early stage company is in the process of evaluating its alternatives, which could include finding additional capital sources to continue its business model, reorganizing or liquidating the company. If the early stage company is unable to raise sufficient additional capital to continue as a going concern, the Company’s $3.9 million investment in that enterprise could become impaired and the Company could incur a non-cash charge to write off all or a portion of its investment.

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

Administaff, Inc.

Date: November 14, 2001	By:	/s/ Richard G. Rawson Richard G. Rawson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2001	By:	/s/ Douglas S. Sharp Douglas S. Sharp Vice President, Finance (Principal Accounting Officer)