Form 10-K
period 2001-12-31
ADMINISTAFF INC \DE\
filed 2002-03-08
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.

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

Registrant’s Telephone Number, Including Area Code: (281) 358-8986

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange
(Title of class)	(Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     As of February 22, 2002, 27,942,502 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. The aggregate market value of the common stock held by non-affiliates (based upon the February 22, 2002 closing price of the common stock as reported by the New York Stock Exchange) was approximately $562 million.

     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 7, 2002 which the registrant intends to file within 120 days of the end of the fiscal year.

PART I

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects”, “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assume” and similar expressions. In the normal course of business, Administaff, Inc. (“Administaff” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, factors discussed in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the factors discussed under the caption “Factors That May Affect Future Results and the Market Price of Common Stock,” beginning on page 21.

ITEM 1. BUSINESS.

General

     Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services to small and medium-sized businesses in strategically selected markets. The Company was organized as a corporation in 1986 and has provided PEO services since inception.

     The Company’s Personnel Management System is designed to improve the productivity and profitability of small and medium-sized businesses. It relieves business owners and key executives of many employer-related administrative and regulatory burdens and enables them to focus on the core competencies of their businesses. It also promotes employee performance through human resource management techniques that improve employee satisfaction. The Company provides the Personnel Management System by entering into a Client Service Agreement (“CSA”), which establishes a three-party relationship whereby the Company and client act as co-employers of the employees who work at the client’s location (“worksite employees”). Under the CSA, Administaff assumes responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client company retains the employees’ services in its business and remains the employer for various other purposes. The Company charges a comprehensive service fee, which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The fee is based upon the gross payroll of each client and the Company’s estimated cost of providing the services included in the Personnel Management System.

     The Company accomplishes the objectives of the Personnel Management System through a High Touch/High Tech approach to service delivery. In advisory areas, such as recruiting, performance management and training, the Company employs a high touch approach that ensures that its clients receive the personal attention and expertise needed to create a customized human resources solution. For transactional processing, the Company employs a high tech approach that provides secure, convenient information exchange between the Company, its clients and its worksite employees, creating efficiencies for all parties. The Company’s high tech approach is part of its eBusiness strategy, of which the primary component is the Employee Service Center (“ESC”). The ESC is the

Company’s web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO services to the Company’s clients and worksite employees.

     Administaff is a leading provider of PEO services, both in terms of the number of worksite employees and in terms of revenues. The Company, which serves client companies with worksite employees located throughout the United States, is currently executing a long-term national expansion strategy targeting approximately 90 sales offices located in 40 strategically selected markets. As part of this expansion strategy, the Company opened five new sales offices and entered two new markets during 2001. As of December 31, 2001, the Company had 36 sales offices located in 19 markets.

     The Company’s national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service capacity. During 2001, the Company continued to place human resources and customer service personnel in its sales markets. As of December 31, 2001, the Company had three service centers, which when fully staffed, will provide the capacity to serve approximately 100,000 worksite employees. A fourth service center is substantially complete and is expected to be operational by the end of the first quarter of 2002. This service center, when fully staffed, will provide the capacity to serve an additional 40,000 worksite employees. In addition, the Company has human resources and customer service personnel located in all of its 19 sales markets.

PEO Industry

     The PEO industry began to evolve in the early 1980’s largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes broad aspects of the employer/employee relationship. Because PEOs provide employee-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management.

     The Company believes that the key factors driving demand for PEO services include (i) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies, (ii) the need to provide competitive health care and related benefits to attract and retain employees, (iii) the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation and (iv) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

     A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the legitimacy and further development of the industry. Currently, 21 states (including Texas) have legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company’s view, has the effect of legitimizing the PEO industry by resolving interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in 20 of these states, and has filed a registration application in New Jersey, which enacted a PEO registration statute in 2001. The cost of compliance with these regulations is not material to the Company’s financial position or results of operations.

PEO Services

     The Company serves small and medium-sized business by providing its Personnel Management System, which encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management and training and development services. The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client company are the following:

•	Internal Revenue Code (the “Code”)	•	Age Discrimination in Employment Act (ADEA)
•	Federal Income Contribution Act (FICA)	•	The Family and Medical Leave Act (FMLA)
•	Federal Unemployment Tax Act (FUTA)	•	Health Insurance Portability and Accountability Act (HIPAA)
•	Fair Labor Standards Act (FLSA)	•	Drug-Free Workplace Act
•	Employee Retirement Income Security Act (ERISA)	•	Occupational Safety and Health Act (OSHA)
•	Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Immigration Reform and Control Act (IRCA)	•	Uniform Services Employment and Reemployment Rights Act (USERRA)
•	Title VII (Civil Rights Act of 1964)	•	State unemployment and employment security laws
•	Americans with Disabilities Act (ADA)	•	State workers’ compensation laws

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

     Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include payroll processing, payroll tax deposits, quarterly payroll tax reporting, employee file maintenance, unemployment claims processing and workers’ compensation claims reporting.

     Benefit Plans Administration. The Company maintains several benefit plans including the following types of coverage: group health coverage, a dependent care spending account plan, a worklife program, an educational assistance plan, an adoption assistance program, group term life insurance coverage, accidental death and dismemberment insurance coverage, short-term and long-term disability insurance coverage and a 401(k) plan. The group health plan includes medical, dental, vision and prenatal care, and a prescription drug program. All eligible employees may participate in the 401(k) plan, while various components of the welfare and fringe benefit plans are provided to applicable employees based on eligibility provisions specific to those plans. The Company is responsible for the costs and premiums associated with these plans, acts as plan sponsor and administrator of the plans, negotiates the terms and costs of the plans, maintains the plans in accordance with applicable federal and state regulations and serves as liaison for the delivery of such benefits to worksite employees. The Company believes that this variety and quality of benefit plans are generally not available to employees in its small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, the Company believes that the availability of these benefit plans provide its clients with a competitive advantage that small and medium-sized businesses are normally unable to attain.

     Personnel Management. The Company provides a wide variety of personnel management services which give its client companies access to resources normally found only in the human resources departments of large companies. All client companies have access to the Company’s comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. Other human resources services provided by the Company include drafting and reviewing personnel policies and employee handbooks, designing job descriptions, performing prospective employee screening and background investigations, designing performance appraisal processes and forms, and providing professional development and issues-oriented training, employee counseling, substance abuse awareness training, drug testing, outplacement services and compensation guidance.

     Employer Liability Management. Under the CSA, the Company assumes many of the employment-related responsibilities associated with its administrative functions, benefit plans administration and personnel management services. For those employment-related responsibilities that are the responsibility of the client or that Administaff shares with its clients, the Company can assist its clients in managing and limiting exposure. This includes first time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workers’ compensation claims. Administaff also provides guidance to clients on avoiding liability for discrimination, sexual harassment and civil rights violations, and participates in termination decisions to attempt to minimize liability on those grounds. When a claim arises, the Company often assists in the client’s defense regardless of whether the Company has been named directly. The Company employs in-house and external counsel specializing in several areas of employment law who have broad experience in disputes concerning the employer/employee relationship and who provide support to the Company’s human resources service specialists. The Company also maintains employment practice liability insurance coverage for its clients as part of its comprehensive service, monitors changing government regulations and notifies clients of the potential effect of such changes on employer liability.

     Employee Service Center. The Employee Service Center (“ESC”) is the Company’s web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO services to the Company’s clients and worksite employees. The ESC provides a wide range of functionality, including:

•	WebPayrollSM for the submission and approval of payroll data;
•	Online new employee enrollment
•	Customer-specific payroll information and reports;
•	Employee information, including online check stubs and pay history reports;
•	Online human resources forms;
•	Best practices human resource management process maps and process overviews;
•	An online personnel guide;
•	eUniversitySM web-based training;
•	Links to benefits providers and other key vendors;
•	Assistance in managing home and work life; and
•	Frequently asked questions.

     The ESC also contains My MarketPlaceSM (formerly known as bizzportSM), an eCommerce portal that brings a wide range of product and service offerings from best-of-class providers to Administaff clients, worksite employees and their families. The Company’s My Marketplace offerings include financial services, technology solutions, communications services, travel services, business services, consumer products and employee services. My MarketPlace also features the unique Best2BestSM client network, where Administaff clients can conduct business with each other.

     The Company expects the services provided through the ESC to positively impact its core PEO services by enhancing the Company’s attractiveness to prospective clients, increasing client retention and improving the efficiency of its operations.

Client Service Agreement

     All clients enter into Administaff’s Client Service Agreement. The CSA generally provides for an on-going relationship, subject to termination by the Company or the client upon 60 to 180 days written notice.

     The CSA establishes the Company’s comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce and statutory changes that affect the Company’s costs. The CSA also establishes the division of responsibilities between the Company and the client as co-employers. Pursuant to the CSA, the Company is responsible for personnel administration and is liable for certain employment-related government regulation. In addition, the Company assumes liability for payment of salaries and wages (including payroll taxes) of its worksite employees and responsibility for providing employee benefits to such persons, regardless of whether the client company makes timely payment of the associated service fee. The client retains the employees’ services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond the Company’s ability to assume. A third group of responsibilities and liabilities are shared by the Company and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:

Administaff

•	Payment of wages and related tax reporting and remittance (state and federal withholding, FICA, FUTA, state unemployment);

•	Workers’ compensation compliance, procurement, management and reporting;

•	Compliance with COBRA, IRCA, HIPAA and ERISA (for employee benefit plans sponsored by Administaff only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

•	Employee benefits administration.

Client

•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;

•	Assignment to, and ownership of, all intellectual property rights;

•	Compliance with Section 414(o) of the Internal Revenue Code regarding benefit discrimination;

•	Compliance with OSHA regulations, EPA regulations, FLSA, WARN and state and local equivalents and compliance with government contracting provisions;

•	Compliance with NLRA, including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

•	Professional licensing requirements, fidelity bonding and professional liability insurance; and

•	Products produced and/or services provided.

Joint

•	Implementation of policies and practices relating to the employee/employer relationship; and

•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

     Because the Company is a co-employer with the client company for some purposes, it is possible that the Company could incur liability for violations of such laws even if it is not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that the Company could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages (including coverages for its clients) to manage its exposure for these types of claims, and as a result, the costs in excess of insurance premiums incurred by the Company with respect to this exposure have historically been insignificant to the Company’s operating results.

     Clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although the Company is ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, it retains the ability to terminate the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial condition or upon non-payment by a client. These rights, the periodic nature of payroll and the overall quality of the Company’s client base have resulted in an excellent overall collections history.

Customers

     Administaff provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community. The Company has set a long-term goal to serve approximately 10% of the overall small and medium-sized business community.

     Administaff serves client companies and worksite employees located throughout the United States. For the year ended December 31, 2001, Houston, the Company’s original market, accounted for approximately 25% of the Company’s revenues with other Texas markets contributing an additional 20%. By region, the Company’s revenue growth over 2000 and revenue distribution for the year ended December 31, 2001 were as follows:

		% of
	Revenue	Total
	Growth	Revenues

Northeast	39.2%	11.4%
Southeast	9.6%	9.9%
Central	32.3%	13.6%
Southwest	6.4%	44.9%
West	34.2%	20.1%
Other revenue	(1.7)%	0.1%

     As part of its client selection strategy, the Company does not offer its services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, formerly known as Standard Industrial Classification codes, essentially eliminating certain industries that it believes present a higher risk of employee injury (such as roofing, logging and oil and gas exploration). All prospective customers are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history and operating stability. The Company’s client base is broadly distributed throughout a wide variety of industries including:

•	Finance, insurance and real estate – 16%;
•	Computer and information services – 14%;
•	Management, administration and consulting services – 10%;
•	Manufacturing – 10%;
•	Medical services – 9%;
•	Engineering, accounting and legal services – 8%;
•	Construction – 7%;
•	Wholesale trade – 6%;
•	Retail trade – 4%;
•	Transportation – 3%; and
•	Other – 13%.

     This diverse client base lowers the Company’s exposure to downturns or volatility in any particular industry. However, the Company’s performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

     The Company focuses heavily on client retention. Administaff’s client retention record over the last five years reflects that approximately 70% of Administaff’s clients remain for more than one year, and that the retention rate improves for clients who remain with Administaff for longer periods, up to approximately 85% for clients in their fifth year with Administaff. The resulting overall retention rate for 2001 was approximately 75%. Client attrition is attributable to a variety of factors, including (i) client non-renewal due to price factors, (ii) termination of the CSA by Administaff resulting from the client’s non-compliance or inability to make timely payments; (iii) client business failure, sale, merger, or disposition; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

     As of December 31, 2001, the Company had 36 sales offices located in 19 markets. The Company is currently executing a long-term national expansion strategy, which targets approximately 90 sales offices in 40 strategically selected markets. The Company’s sales offices typically consist of six to ten sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. The Company’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date

Houston	4	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas	3	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	3	1995
Washington D.C	2	1995
Denver	1	1996
Los Angeles	3	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	4	1998
New York	2	1999
Baltimore	1	2000
New Jersey	1	2000
San Diego	1	2001
Boston	2	2001

     The 40 markets included in the national expansion plan were identified using a systematic market evaluation and selection process. The Company continues to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria that the Company believes are reliable predictors of successful penetration based on its experience. Among the factors considered are (i) market size, in terms of small and medium-sized businesses engaged in selected industries that meet the Company’s risk profile, (ii) market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers, (iii) existing relationships within a given market, such as vendor or client relationships, (iv) expansion cost issues, such as advertising and overhead costs, (v) direct cost issues that bear on the Company’s effectiveness in controlling and managing the cost of its services, such as workers’ compensation and health insurance costs, unemployment risks and various legal and other factors, (vi) a comparison of the services offered by Administaff to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs and (vii) long-term strategy issues, such as the general perception of markets and their long-term revenue growth potential. Each of the Company’s expansion markets, beginning with Dallas in 1993, was selected in this manner. The Company expects to open four sales offices in two new markets during 2002.

     The Company’s marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. The Company develops a mix of advertising media and a placement strategy tailored to each individual market. After selecting a market and developing its marketing mix, but prior to entering the market, the Company engages in an organized media and public relations campaign to prepare the market for the Company’s entry and to begin the process of generating sales leads. The Company markets its services through a broad range of media outlets, including radio, newspapers, periodicals, direct mail and the Internet. The Company employs a public relations firm in each of its markets as well as advertising consultants to coordinate and implement its marketing campaigns. The Company has developed an inventory of proven, successful radio and newsprint advertisements, which are utilized in this effort.

     The Company’s organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, the American Express marketing alliance and the Internet. These leads result in initial presentations to prospective clients, and, ultimately, a predictable number of client census reports. A prospective client’s census report reflects information gathered by the sales representative about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary, and desired level of benefits. This information is entered into the Company’s customized bid system, which applies Administaff’s proprietary pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, the prospective client’s workers’ compensation, health insurance, employer practices and financial stability are evaluated from a risk management perspective. This prospective client screening process plays a vital role in controlling the Company’s benefits costs and limiting its exposure to liability. Upon completion of a favorable risk evaluation, the sales representative presents the Company’s bid and attempts to enroll the prospect. The Company’s selling process typically takes approximately 90 days.

     The Company has entered into a Marketing Agreement with American Express, under which American Express is utilizing its resources and working jointly with the Company to generate appointments with prospects for the Company’s services from the American Express customer base in certain markets. In addition, certain American Express services are included in the Company’s My MarketPlace offerings. The Company pays a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement and the total number of worksite employees paid by the Company. In 2001, the Marketing Agreement produced 18% of the Company’s sales leads and 16% of new worksite employees sold. The Marketing Agreement expires at the end of 2005.

Competition

     Administaff provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by the Company’s commitment to service and technology personnel and tools, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 1998 through 2000 annual NAPEO surveys of the PEO industry, the Company has successfully leveraged its full-service approach into significantly higher returns for the Company on a per worksite employee per month basis. During the three year period from 1998 through 2000, the Company’s staff support ratio averaged 36% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 122% and 430%.

     Competition in the PEO industry revolves primarily around quality of services, scope of services, choice and quality of benefits packages, reputation and price. The Company believes that reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry. The Company also believes that it competes favorably in these areas.

     Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, the Company considers its primary competition to be the traditional in-house provision of employee-related services. The PEO industry is highly fragmented, and the Company believes that it is the largest PEO in the United States in terms of revenues. The Company’s largest national competitors include Gevity HR and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, the Company faces competition from large regional PEOs in certain areas of the country. As the Company and other large PEOs expand nationally, the Company expects that competition may intensify among larger PEOs. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants.

Vendor Relationships

     Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees.

     Effective January 1, 2002, the Company replaced its health insurance carrier, Aetna U.S. Healthcare (“Aetna”), with a network of carriers including UnitedHealthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia. UnitedHealthcare will provide coverage for most of the country, PacifiCare and Kaiser Permanente will provide coverage in California and Blue Cross and Blue Shield will provide coverage in Georgia. Each contract in the network of carriers is subject to annual renewal.

     The Company’s workers’ compensation policy is currently provided by Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies. Since November 1994, the Company has been covered under a guaranteed cost plan whereby premiums are paid for complete coverage of all claims under the policy. The current policy expires on September 30, 2003.

Information Technology

     The Company has developed state-of-the-art information technology capable of meeting the demands of payroll and related processing for the Company’s worksite employees, satisfying the Company’s administrative and management information needs, providing productivity enhancement tools to the Company’s corporate staff and providing web-based access to certain tools and data. While the Company utilizes commercially available software for standard business functions such as finance and accounting, it has developed a proprietary professional employer information system for the delivery of its primary services.

     Administaff Information Management System (“AIMS”), is the Company’s proprietary PEO information system and is in its fifth generation. This system manages data relating to worksite employee enrollment, human resource management, benefits administration, payroll processing, management information, and sales bid calculations that are unique to the PEO industry and to Administaff. Central to the system is a payroll processing system that allows the Company to process a high volume of payroll transactions that meet the customized needs of its client companies.

     The Employee Service Center is the Company’s web-based PEO service delivery platform. With its integration into AIMS, the ESC is designed to provide automated, personalized PEO services to the Company’s clients and worksite employees. The Employee Service Center provides a wide range of functionality, including:

•	WebPayroll for the submission and approval of payroll data;
•	Online new employee enrollment;
•	Customer-specific payroll information and reports;
•	Employee information, including online check stubs and pay history reports;
•	Online human resources forms;
•	Best practices human resource management process maps and process overviews;
•	An online personnel guide;
•	eUniversity web-based training;
•	Links to benefits providers and other key vendors;
•	Assistance in managing home and work life; and
•	Frequently asked questions.

     The Company’s primary information processing facility is located at the Company’s corporate headquarters in Kingwood, Texas (a suburb of Houston) with secondary processing facilities located at the Company’s service centers in Houston, Dallas and Atlanta. The Dallas facility acts as a disaster recovery facility for the Company, capable of handling all of the Company’s operations for short periods of time.

     The Company has invested substantially in its technology and network infrastructure. Service centers, district sales offices and corporate offices are connected to the corporate data center by high-speed frame-relay and point-to-point network services provided by AT&T utilizing Nortel Networks’ gigabit technology. The network backbone is fiber-based and utilizes traffic leveling and advanced diagnostic capabilities for optimal performance. This network infrastructure provides fast, reliable communication throughout the Company’s nationwide presence. With the implementation of video conferencing and voice-over-IP, the Company has leveraged this infrastructure to converge voice, data and video over a single, integrated, national telecommunications network. The Company’s principal computing platforms are Compaq/NT and IBM RISC 6000/AIX servers, and IBM and Dell workstations. The Company utilizes RISC 6000 servers for database services and Compaq/NT servers for file and other services.

Industry Regulation

     The Company’s operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with its worksite employees, the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 21 states (including Texas) have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

     Certain federal and state statutes and regulations use the terms “employee leasing” or “staff leasing” to describe the arrangement among a PEO and its clients and worksite employees. The terms “employee leasing,” “staff leasing” and “professional employer arrangements” are generally synonymous in such contexts and describe the arrangements entered into by the Company, its clients and worksite employees.

     As an employer, the Company is subject to all federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, the Company believes that its operations are in compliance in all material respects with all applicable federal statutes and regulations.

     Employee Benefit Plans

     The Company offers various employee benefit plans to eligible employees, including its worksite employees. The Company maintains these employee benefit plans as “single-employer” plans rather than “multiple-employer” plans. These plans include the
401(k) Plan (a profit-sharing plan with a cash or deferred arrangement

(“CODA”) under Code Section 401(k) and an employer matching contribution feature under Code Section 401(m)); a cafeteria plan under Code Section 125; a group welfare benefits plan which includes medical, dental, vision, life insurance, disability and worklife programs; a dependent care spending plan; an educational assistance plan; and an adoption assistance program. Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

     Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work. Among the factors which appear to have been considered more important by the IRS are (i) the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work), (ii) the financial control or the economic aspects of the relationship, and (iii) the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity).

     In 1992, the Company applied for and received a favorable determination from the IRS regarding the qualified status of the 401(k) Plan. In that application, the Company disclosed to the IRS that the Company is involved in the business of leasing employees to recipient companies and that the 401(k) Plan covered worksite employees who satisfied the plan’s eligibility requirements. However, the statement that the 401(k) Plan covered worksite employees does not necessarily resolve the issue of who is the employer of those employees for purposes of the 401(k) Plan.

     The Company amended and restated the 401(k) Plan on December 15, 1994. Among other amendments, the Company added the matching contribution feature under Code Section 401(m) to the 401(k) Plan. In March 1995, the Company submitted the amended and restated 401(k) Plan to the IRS for a determination on its continued tax qualified status. The Company supplemented this filing with additional information on October 22, 1996, September 15, 1998, June 25, 1999, October 9, 2000 and August 16, 2001. The current 401(k) Plan is currently under review by the IRS. An IRS finding that the 401(k) Plan document merits tax qualified status is a determination as to form only and would not preclude a subsequent disqualification based on the Plan’s operation.

     Separate from the IRS review of the pending determination request, the Company’s 401(k) Plan is currently under audit for the 1993 plan year, although certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group (the “Market Segment Group”) for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is the Industry Issue (whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Code, including participation in the PEO’s 401(k) plan). NAPEO and the Company are cooperating with the IRS in this study of the PEO industry. With respect to the 401(k) Plan audit, the IRS Houston District has sought technical advice (the “Technical Advice Request”) from the IRS National Office. A copy of the Technical Advice Request and the Company’s response has been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) Plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company’s response to the Technical Advice Request refutes the conclusions of the IRS Houston District. The Industry Issue identified by the Market Segment Group study also was referred to the National Office. If the Market Segment Group study were to reach a conclusion that is adverse to the PEO industry, there is an administrative procedure available to appeal that conclusion. In addition to working with the Market Segment Group study,

NAPEO is actively engaged in policy discussions with both the Treasury Department and with members of Congress in an effort to reduce the likelihood of unfavorable conclusions and to procure favorable legislation.

     The Company is uncertain whether the National Office will address the Technical Advice Request independently of the Industry Issue. The Company is not able to predict either the timing or the nature of any final decision that may be reached by the IRS with respect to the 401(k) Plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Further, the Company is unable to predict whether the Treasury Department will issue a policy statement with respect to its position on the issues or, if issued, whether such a statement would be favorable to the Company. The Company intends to vigorously pursue a favorable resolution of the issues through one or more of the following methods: the audit-Technical Advice Request, the Market Segment Group study process, regulatory and legislative efforts, and, if necessary, legal action. If, however, any of these processes were to conclude that a PEO is not a co-employer of its worksite employees and such conclusion were to ultimately prevail, worksite employees could not continue to make salary deferral contributions to the 401(k) Plan or to the Company’s cafeteria plan or continue to participate in certain other employee benefit plans of the Company as they currently exist. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of such an adverse conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available similar benefit programs to its worksite employees at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District and any such conclusions were applied retroactively to disqualify the 401(k) Plan for 1993 and subsequent years, employees’ vested account balances under the 401(k) Plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) Plan’s trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company’s financial position and results of operations. While the Company believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues by the IRS.

     ERISA Requirements. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of “employer” in the context of a PEO or employee leasing arrangement has not been established.

     If the Company were found not to be an employer with respect to worksite employees for ERISA purposes, its plans would not comply with ERISA. Further, as a result of such finding the Company and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws. Even if such a finding were made, the Company believes it would not be materially adversely affected because it could continue to make available similar benefits at comparable costs.

     In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between the Company and its worksite employees may also arise under other federal laws, including other federal income tax laws.

     Possible Multiple Employer Plan Treatment. On February 11, 2000, the U.S. Department of Labor (“DOL”) issued regulations requiring that multiple employer welfare agreements (“MEWAs”) file an annual return disclosing certain information (the “Form M-1”). In general, a MEWA is defined broadly to include any employee welfare benefit plan or other arrangement that is established or maintained for the purpose of offering or providing medical benefits to the employees of two or more employers (including one or more self-employed individuals).

The DOL’s definition of what constitutes a MEWA can be construed so broadly that it was necessary for the regulations to expressly exempt insurance companies and specified collectively bargained plans from the filing requirements. Without the exemption, these entities believed that they could be categorized as MEWAs and be required to file the Form M-1.

     The Company’s philosophy is that it has established itself, by agreement with its clients, as the employer for purposes of sponsoring its group health plan. Consistent with this philosophy, the Company’s group health plan is structured as a single-employer plan. The Company, however, is concerned that given the breadth of the DOL’s MEWA definition, the DOL could take the position that its group health plan is a MEWA. Given the breadth of the M-1 filing requirement, Administaff chose to make a protective filing on Company letterhead of the information requested in the Form M-1 to the DOL for the 1999 and 2000 plan years, while explicitly maintaining the position that its group health plan was not a MEWA.

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

     Code Section 3401, which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of federal income tax withholding. Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury regulations issued under Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. While Section 3401(d)(1) has been examined by several courts, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements.

     Accordingly, while the Company believes that it can assume the withholding obligations for worksite employees, in the event the Company fails to meet these obligations the client company may be held jointly and severally liable therefor. While this interpretive issue has not to the Company’s knowledge discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future. These interpretive uncertainties may also impact the Company’s ability to report employment taxes on its own account rather than for the accounts of its clients.

State Regulation

     While many states do not explicitly regulate PEOs, 21 states (including Texas) have passed laws that have licensing, registration or certification requirements for PEOs, and several states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. The Company holds licenses in Arkansas, Florida, Montana, New Hampshire, New Mexico, Oregon, South Carolina, Tennessee, Texas, Utah and Vermont. The Company is registered or certified in Colorado, Illinois, Kentucky, Louisiana, Maine, Minnesota, Nevada, Rhode Island and Virginia. The Company is applying for registration pursuant to the recently-enacted New Jersey registration statute. Regardless of whether a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company was instrumental in obtaining enactment of PEO legislation in Texas, where it faced a number of challenges under state law, and believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

Corporate Office Employees

     The Company had approximately 1,250 corporate office and sales employees as of December 31, 2001. The Company believes that its relations with its corporate office and sales employees are good. None of the Company’s corporate office and sales employees are covered by a collective bargaining agreement.

Intellectual Property

     The Company currently has registered trademarks and pending applications for registration. Although the Administaff mark is the most material to the Company’s business, the Company’s trademarks as a whole are also of considerable importance to the Company.

ITEM 2. PROPERTIES.

     The Company believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Company’s short-term expansion plan. The Company will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and the Company’s long-term service delivery requirements.

Corporate Headquarters

     The Company’s corporate headquarters are located in Kingwood, Texas, in a 130,000 square foot office campus-style facility. This 28 acre company-owned office campus includes approximately 14 acres of undeveloped land for future expansion. All corporate operations are located in the Kingwood facility, along with the Company’s record retention center and primary data processing center. The Company began the expansion of its corporate headquarters in 2001 with the construction of a 185,000 square foot office building, day care center and parking garage. This expansion is expected to be completed by the fourth quarter of 2002.

Service Centers

     The Company currently has three service centers located in Houston, Dallas and Atlanta. The Houston service center, which services approximately 35% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2010, is designed to service approximately 25,000 worksite employees at full capacity.

     The Dallas service center, which currently services approximately 40% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility, which also serves as the Company’s backup data processing center and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees at full capacity.

     The Atlanta service center, which currently services approximately 25% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2009, is designed to service approximately 40,000 worksite employees at full capacity.

     The Company’s fourth service center will be located in Los Angeles This 45,000 square foot leased facility will provide the capacity to service approximately 40,000 worksite employees when fully staffed. Construction of the Los Angeles service center was substantially completed in December 2001 and it is expected to be partially staffed by the end of the first quarter of 2002.

Sales Offices

     As of December 31, 2001, the Company had sales and service personnel in 27 facilities located in its 19 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2001, the Company had 36 sales offices in these 19 markets. Each sales office is typically staffed by six to 10 sales representatives, a district sales manager and an office administrator. In addition, the Company has placed certain client service personnel in each of its sales markets to provide high-quality, localized service to its clients in those major markets. The Company expects to continue placing various client service personnel in its sales markets as a critical mass of clients is attained in each market.

ITEM 3. LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial condition or results of operations.

     On November 5, 2001, the Company filed a lawsuit against Aetna, its former health insurance carrier. The Company has asserted claims against Aetna for breach of contract, economic duress, negligent misrepresentation, breach of good faith and fair dealing, and violations of the Texas Insurance Code. The Company has alleged that during the third quarter of 2001, Aetna placed the Company under economic duress by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract. In addition, the Company has alleged that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. While the Company is still in the process of quantifying its damages, it intends to seek damages in excess of $42 million, including approximately $12.7 million related to the increased health insurance costs in the third and fourth quarters of 2001.

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated ERISA, breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. On February 20, 2002, the Company received Aetna’s initial disclosures related to the lawsuit and counterclaim, in which Aetna stated its preliminary calculation of damages at approximately $30 million.

     While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages (as of February 22, 2002) and positions of the Company’s executive officers:

Name	Age	Position

Paul J. Sarvadi	45	President and Chief Executive Officer
Richard G. Rawson	53	Executive Vice President, Administration,
		Chief Financial Officer and Treasurer
A. Steve Arizpe	44	Executive Vice President, Client Services
Jay E. Mincks	48	Executive Vice President, Sales and Marketing
Howard G. Buff	41	Vice President, Benefits and Corporate Human Resources
Samuel G. Larson	40	Vice President, Enterprise Project Management
Randall H. McCollum	57	Vice President, Strategic Alliances
Douglas S. Sharp	40	Vice President, Finance and Controller
John H. Spurgin, II	55	Vice President, Legal, General Counsel and Secretary

     Paul J. Sarvadi has served as President and Chief Executive Officer since 1989. Mr. Sarvadi co-founded Administaff in 1986 and served as Vice President and Treasurer of the Company from its inception in 1986 through April 1987 and then as Vice President from April 1987 through 1989. Prior to founding Administaff, Mr. Sarvadi started and operated several small businesses. Mr. Sarvadi has served as President of NAPEO and was a member of its Board of Directors for five years. He also served as President of the Texas Chapter of NAPEO for three of the first four years of its existence. Mr. Sarvadi was selected as the 2001 National Ernst & Young Entrepreneur Of The Year® for service industries.

     Richard G. Rawson has served as Executive Vice President, Administration, Chief Financial Officer and Treasurer since February 1997. He joined Administaff in 1989 as Senior Vice President, Chief Financial Officer, and Treasurer. He previously served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries. Mr. Rawson has served as President, First Vice President, Second Vice President and Treasurer of NAPEO as well as Chairman of the NAPEO Accounting Practices Committee. Mr. Rawson is also a member of the Financial Executives Institute.

     A.  Steve Arizpe has served as Executive Vice President, Client Services since February 1997. He joined Administaff in 1989 and has served in a variety of roles, including Houston Sales Manager, Regional Sales Manager, and Vice President of Sales. Prior to joining Administaff, Mr. Arizpe served in sales and sales management roles for two large corporations.

     Jay E. Mincks has served as Executive Vice President, Sales and Marketing since January 1999. Mr. Mincks served as Vice President, Sales and Marketing from February 1997 through January 1999. He joined Administaff in 1990 and has served in a variety of other roles, including Houston Sales Manager and Regional Sales Manager for the Western United States. Prior to joining Administaff, Mr. Mincks served in a variety of positions, including management positions, in the sales and sales training fields with various large companies.

     Howard G. Buff has served as Vice President, Benefits and Corporate Human Resources since joining Administaff in July 2001. Prior to joining Administaff, Mr. Buff spent 15 years at Paychex, Inc., most recently serving concurrently as president of Paychex Agency, Inc. and director of product management and operations for the Human Resource Services and PEO division from 1997 to October 2000.

     Samuel G. Larson has served as Vice President, Enterprise Project Management since January 2000. From February 1997 to January 2000, he served as Vice President of Finance. He joined Administaff in August 1994 as Controller. Prior to joining Administaff, Mr. Larson served as Controller for a small, publicly held company, as Financial Reporting Manager for NL Industries, Inc., and as an Audit Manager with Ernst & Young LLP.

     Randall H. McCollum has served as Vice President, Strategic Alliances since February 2002. He served as Vice President, eCommerce Development from 1999 to 2002. He joined Administaff in 1997 as Director of Strategic Alliances and Business Development. Prior to joining Administaff, Mr. McCollum served as vice president and division general manager for Neiman Marcus. He also managed sales operations for Tiffany & Co. and Xerox Corporation, among others.

     Douglas S. Sharp has served as Vice President, Finance and Controller since joining Administaff in January 2000. From July 1994 until he joined Administaff, Mr. Sharp served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small, publicly held company, as Controller for a large software company, and as Audit Manager for Ernst & Young LLP. Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO since January 2002.

     John H. Spurgin, II has served as Vice President, Legal, General Counsel and Secretary since joining Administaff in January 1997. Prior to joining Administaff, Mr. Spurgin was a partner with the Austin office of McGinnis, Lochridge & Kilgore, L.L.P., where he served as Administaff’s outside counsel for over nine years.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

     The Company’s common stock is traded on the New York Stock Exchange under the symbol “ASF”. As of February 22, 2002, there were 156 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange composite transactional tape. These amounts have been adjusted to reflect the two-for-one split of the common stock effected on October 16, 2000 in the form of a stock dividend.

	High	Low

2001
First Quarter	$32.90	$17.42
Second Quarter	28.20	15.40
Third Quarter	33.90	22.30
Fourth Quarter	36.48	19.80

2000
First Quarter	$21.38	$10.38
Second Quarter	33.22	17.06
Third Quarter	44.56	24.81
Fourth Quarter	43.00	22.30

Dividend Policy

     The Company has not paid cash dividends on its common stock since its formation and does not anticipate declaring or paying dividends on its common stock in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company’s operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company’s operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,

	2001		2000	1999		1998	1997

	(in thousands, except per share and statistical data)

Income Statement Data:
Revenues	$4,373,244		$3,708,531	$2,260,743		$1,683,063	$1,213,620
Gross profit	165,015	(1)	138,534	89,528		68,610	51,269
Operating income	18,539	(1)	22,234	10,559	(2)	11,201	9,346	(3)
Net income	10,357	(1)	16,900	9,358	(2)	9,123	7,439	(3)
Basic net income per share(4)	$0.38	(1)	$0.62	$0.34	(2)	$0.32	$0.28	(3)
Diluted net income per share(4)	$0.36	(1)	$0.58	$0.34	(2)	$0.31	$0.27	(3)

Balance Sheet Data:
Working capital	$36,609		$51,179	$35,792		$52,475	$46,611
Total assets	274,003		242,817	147,698		142,799	109,455
Total debt	13,500		—	—		—	—
Total stockholders’ equity	122,935		105,510	80,468		86,857	63,763

Statistical Data:
Average number of worksite employees paid per month during period	69,480		62,140	42,479		34,819	26,907
Gross payroll per worksite employee per month(5)	$4,020		$3,830	$3,360		$3,083	$2,855
Gross profit per worksite employee per month	$198	(1)	$186	$176		$164	$159
Operating income per worksite employee per month	$22	(1)	$30	$21	(2)	$27	$29	(3)

(1)	For the year ended December 31, 2001, gross profit, operating income, net income, basic net income per share, diluted net income per share, gross profit per worksite employee per month and operating income per worksite employee per month would have been $171.2 million, $24.7 million, $17.7 million, $0.64, $0.62, $205 and $30 excluding the impact of non-recurring items. The non-recurring items included a $6.6 million credit ($4.0 million net of tax) related to our workers’ compensation policy, disputed health insurance rate increases by Aetna totaling approximately $12.7 million ($7.7 million net of tax), and the write-off of our $3.8 million ($3.7 million net of tax) investment in Virtual Growth, Inc. See Item 7. “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.”

(2)	For the year ended December 31, 1999, operating income, net income, basic net income per share, diluted net income per share and operating income per worksite employee per month would have been $12.0 million, $9.4 million, $0.34, $0.34 and $24, excluding the impact of non-recurring items. The non-recurring items included a $1.4 million ($920,000 net of tax) write-off of certain capitalized software development costs and a $932,000 ($852,000 net of tax) gain related to a settlement of issues involving the Company’s 40l(k) plan.

(3)	For the year ended December 31, 1997, operating income, net income, basic net income per share, diluted net income per share and operating income per worksite employee per month would have been $10.7 million, $8.3 million, $0.31, $0.30 and $33, excluding the impact of a non-recurring bad debt charge.

(4)	Adjusted to reflect the two-for-one split of the common stock effected on October 16, 2000.

(5)	Excludes bonus payroll of worksite employees not subject to the Company’s normal service fee.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Historical results are not necessarily indicative of trends in operating results for any future period.

     The statements contained in this Annual Report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 and the uncertainties set forth from time to time in the Company’s other public reports and filings and public statements.

Overview

     Administaff provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services. The Company’s overall operating results are largely dependent on the number of worksite employees paid, and can be measured in terms of revenues or costs per worksite employee per month. As a result, the Company often uses this unit of measurement in analyzing and discussing its results of operations.

     Revenues

     The Company’s revenues are derived from its comprehensive service fees, which are based upon each employee’s gross pay and a markup computed as a percentage of the gross pay. The comprehensive service fees are invoiced concurrently with each periodic payroll of its worksite employees. The Company’s revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period, the gross payroll costs of these worksite employees and the number of worksite employees enrolled in the Company’s benefit plans.

     Direct Costs

     The Company’s primary direct costs are (i) the salaries and wages of worksite employees (“payroll cost”); (ii) employment-related taxes (“payroll taxes”); (iii) costs of employee benefit plans; and (iv) workers’ compensation insurance premiums. Payroll costs of worksite employees are affected by the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of the Company’s markets. Changes in payroll costs generally have a proportionate impact on the Company’s revenues.

     Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claims histories and vary from state to state.

     Employee benefit costs are comprised primarily of health insurance costs (including dental and pharmacy costs), but also include costs of other employee benefits such as life insurance, vision care, disability insurance, education assistance, adoption assistance, a dependent care spending account and a worklife program.

     The Company experienced a 13.4% increase in benefits costs per covered employee during 2001 and expects a similar increase in 2002. While the Company’s results of operations will be impacted to some degree in 2002 by the expected increase and its contractual pricing constraints, the Company does not expect this situation to have a material adverse effect on its financial position.

     The Company is currently in a dispute with Aetna, its former health insurance carrier, relating to health insurance cost increases during 2001 and Aetna’s administration of its health plan over the last several years. For a discussion of the Company’s dispute with Aetna, see “Other Matters — Health Insurance Costs” on page 35. An unfavorable outcome in this dispute could have a material adverse effect on the Company’s financial position or results of operations.

     Workers’ compensation costs include premiums and administrative costs under the Company’s workers’ compensation program. The Company is insured under a guaranteed cost program under which premiums are paid for full insurance coverage of all accident claims occurring during the policy period. See “Other Matters — Reliance National Indemnity Co. Bankruptcy Liquidation” on page 36.

     The Company’s gross profit per worksite employee is determined in part by its ability to accurately estimate and control direct costs and its ability to incorporate changes in these costs into the comprehensive service fees charged to clients, which are subject to contractual arrangements that are typically renewed annually. Gross profit, measured as a percentage of revenue, is also affected by the comprehensive service fees and direct cost structure. However, worksite employee payroll cost is the largest component of both revenues and direct costs and, as a result, changes in the level of payroll cost per worksite employee can cause fluctuations in this statistic that are not necessarily indicative of relative performance from period to period. As a result, the Company uses gross profit per worksite employee per month as its principal measurement of relative performance at the gross profit level.

     Operating Expenses

•	Salaries, wages and payroll taxes — Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay. The Company’s corporate employees primarily include sales and marketing, client services, technical and administrative support and business and technology development personnel.

•	General and administrative expenses — The Company’s general and administrative expenses primarily include (i) rent expenses related to the Company’s service centers and sales offices; (ii) outside professional service fees related to legal, consulting and accounting services; (iii) administrative costs, such as postage and supplies; (iv) employee travel expenses; and (v) repairs and maintenance costs associated with the Company’s facility and technology infrastructure.

•	Depreciation and amortization — Depreciation and amortization expense is primarily a function of the Company’s capital investments in corporate facilities, service centers, sales offices and technology infrastructure.

•	Commissions — Commission expense primarily consists of amounts paid to sales personnel and to American Express. Commissions for sales personnel are based on a percentage of payroll revenue generated by such personnel, while commissions are paid to American Express in accordance with its Marketing Agreement with the Company.

•	Advertising - Advertising expense primarily consists of media advertising and other business promotions in the Company’s current and anticipated sales markets. This expense is impacted to some degree by the number of new markets included in each year’s expansion plan.

     The Company’s long-term national expansion strategy has impacted operating expenses significantly in the past few years, primarily through (i) the addition of sales, service, technology and administrative support personnel; (ii) capital expenditures associated with new facilities, technology infrastructure and eBusiness initiatives; (iii) the restructuring of the sales representative compensation plan; and (iv) incremental general and administrative costs to support the expansion. The Company expects that its national expansion strategy will continue to impact its operating expenses for the foreseeable future.

     Income Taxes

     The Company’s provision for income taxes typically differs from the U.S. statutory rate of 35% due primarily to state income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation and amortization, software development costs, accrued state income taxes, client list acquisition costs and the allowance for uncollectible accounts receivable. Changes in these items are reflected in the Company’s financial statements through the Company’s deferred income tax provision.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer bad debts, investments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition - The Company’s revenues are derived from its comprehensive service fees, which are based upon each worksite employee’s gross pay and a markup computed as a percentage of the gross pay. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue based on its analysis of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with the EITF consensus, the Company is deemed to be a principal in its personnel management services because it assumes a significant number of risks as a co-employer of its worksite employees. Among the more significant of those risks is the Company’s assumption of risk for the payment of its direct costs, including the gross pay of its worksite employees, regardless of whether the Company’s clients pay their comprehensive service fees on a timely basis or at all. If the Company were deemed to be an agent in its personnel management services, the Company could be required to record its revenues net of the gross payroll cost component of its comprehensive service fees. In such an event, there would be no effect on the Company’s net income.

•	Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company, (ii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based, and (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment have historically been very low as a percentage of revenues. However, if the financial condition of the Company’s customers were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Marketable securities - The Company’s investments in marketable securities consist of exchange-traded debt securities which are managed by professional investment management companies. These investment managers are guided by the Company’s investment policy, which is designed to maximize after-tax interest income while preserving its principal investment. As of December 31, 2001, all of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value as determined by the professional investment management companies. See “Item 7A. Qualitative and Quantitative Disclosures About Market Risk” on page 42 for additional information regarding these investments.

•	Property and equipment - The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods following such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable asset. In addition, the Company would be required to record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the estimated undiscounted future cash flows.

•	Investment valuation - The Company has an equity investment in a privately-held development stage company whose operations fit within the Company’s strategic focus. This investment is recorded using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. If, based on its review, the Company was to determine that the investment’s estimated fair market value had declined below its carrying value for a reason that was other than temporary, the Company would be required to write-down the value of the investment to its estimated fair market value, which would reduce net income in the period of such determination.

•	Deferred taxes - The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company is able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should the Company determine that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Contingent liabilities - The Company accrues or discloses contingent liabilities in accordance with SFAS 5, Accounting for Contingencies. SFAS 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made. See “Other Matters — Health Insurance Costs” on page 35, “Other

Matters - Reliance National Indemnity Co. Bankruptcy Liquidation” on page 36 and “Factors that May Affect Future Results and Market Price of Common Stock - Audit of the Company’s 401(k) Plan; IRS Employee Leasing Market Segment Group” on page 37.

•	Benefits Costs - Effective January 1, 2002, the Company replaced its former health insurance carrier, Aetna, with a network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Although the terms of the Company’s annual contract with United are not finalized, it is likely that the contract will provide United with deficit protection upon contract termination, up to the amount of the Company’s security deposit with United. While the Company expects that United will establish rates at levels sufficient to cover plan costs, if the premiums paid by the Company at such rates were not sufficient to cover plan costs, a deficit could be incurred. In that event, the Company would be required to accrue additional health insurance expense based on an estimate of its contractual obligations under the security deposit agreement in the period that such determination was made. The annual contracts with carriers other than United do not require deficit protection, and as a result, are not subject to such estimates.

Transactions with Related and Other Certain Parties

     The Company does not have any transactions with related parties that are considered material to the Company’s results of operations and/or financial condition.

     In February 2001 and March 2002, American Express exercised common stock purchase warrants for 800,000 shares and 526,271 shares of the Company’s common stock at exercise prices of $20 and $25 per share, respectively. The Company repurchased these shares from American Express in private transactions at $24.46 and $27.02 per share, respectively. These repurchase prices were calculated based on the Company’s closing stock prices on the New York Stock Exchange over designated time periods prior to the warrant exercises.

Results of Operations

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

     The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2001 and 2000.

	Year ended December 31,

	2001	2000	% change

	(in thousands, except per share and statistical data)

Revenues	$4,373,244	$3,708,531	17.9%
Gross profit	165,015	138,534	19.1%
Operating expenses	146,476	116,300	25.9%
Operating income	18,539	22,234	(16.6)%
Other income	848	4,380	(80.6)%
Net income	10,357	16,900	(38.7)%
Diluted net income per share of common stock	0.36	0.58	(37.0)%

Statistical Data:
Average number of worksite employees paid per month	69,480	62,140	11.8%
Fee revenue per worksite employee per month	$4,876	$4,623	5.5%
Fee payroll cost per worksite employee per month	4,020	3,830	5.0%
Gross markup per worksite employee per month	856	793	7.9%
Gross profit per worksite employee per month	198	186	6.5%
Operating expenses per worksite employee per month	176	156	12.8%
Operating income per worksite employee per month	22	30	(26.7)%
Net income per worksite employee per month	12	23	(47.8)%

     Revenues

     The Company’s revenues increased 17.9% over 2000 due to an 11.8% increase in the average number of worksite employees paid per month accompanied by a 5.5% increase in the fee revenue per worksite employee per month.

     The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. In 2001, the Company’s unit growth rate was lower than in 2000 due to softness in the U.S. economic conditions. In the first half of 2001, all three of the Company’s sources of paid worksite employees — new client sales, client retention, and net change in existing clients through new hires and terminations — were negatively impacted. The net change in existing clients was impacted as terminations in the existing client base exceeded new hires throughout the year, compared to strong gains in this area during 2000. Client retention declined primarily as a result of an increase in the number of clients experiencing financial difficulties and/or seeking lower cost alternatives. New client sales were impacted by uncertainty in the direction of the economy, which impacted the Company’s ability to close sales. During the latter half of the year, new client sales and client terminations gradually returned to historical levels, with new client sales increasing proportionately with the increase in trained sales representatives and client terminations decreasing to a level consistent with the average number of paid worksite employees. However, improvements in these two sources of paid worksite employees were offset by further net layoffs within the existing client base.

     The 5.5% increase in fee revenue per worksite employee per month directly related to the 5.0% increase in fee payroll cost per worksite employee per month, reflecting (i) compensation increases within the Company’s existing worksite employee base and (ii) further penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C. In 2001, the growth in fee payroll cost per worksite employee per month was lower than the growth rates experienced in 2000, as weakness in U.S. economic conditions resulted in lower compensation increases and a reduction in the payroll cost for new and replacement worksite employees within the Company’s existing client base.

     The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2001 and 2000.

	Year ended December 31,			Year ended December 31,

	2001	2000	% change	2001	2000

	(in thousands)			(% of total revenue)

Northeast	$499,235	$358,564	39.2%	11.4%	9.7%
Southeast	431,104	393,470	9.6%	9.9%	10.6%
Central	597,138	451,361	32.3%	13.6%	12.2%
Southwest	1,961,978	1,844,519	6.4%	44.9%	49.7%
West	876,948	653,658	34.2%	20.1%	17.6%
Other revenues	6,841	6,959	(1.7)%	0.1%	0.2%

Total revenues	$4,373,244	$3,708,531	17.9%	100.0%	100.0%

     Gross Profit

     Gross profit increased 19.1% over 2000 due primarily to the 11.8% increase in the average number of worksite employees paid per month accompanied by a 6.5% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $198 per month in 2001 versus $186 in 2000. Gross profit in 2001 was affected by two non-recurring items: (i) a $6.6 million one-time credit related to the workers’ compensation policy period ended September 30, 2001; and (ii) disputed health insurance rate increases by Aetna totaling approximately $12.7 million in the third and fourth quarters of 2001. Excluding these non-recurring items, gross profit per worksite employee per month would have been $205 in 2001. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing gross markup per worksite employee to match or exceed changes in (i) its primary direct costs; and (ii) its operating costs associated with enhancements in the Company’s comprehensive service offering.

     The disputed health insurance premiums had a negative effect on gross profit in the third and fourth quarters of 2001 primarily because the Company was required to pay such increases immediately, but was unable to immediately pass those similar increases through to most of its clients due to contractual limitations. The Company’s CSA generally allows the Company to change its pricing upon renewal, which typically occurs annually. See “Other Matters - Health Insurance Costs” on page 35 and “Factors That May Affect Future Results and the Market Price of Common Stock — Increases in Health Insurance Premiums, Unemployment Taxes and Workers’ Compensation Rates” on page 37.

     Gross markup per worksite employee per month increased 7.9% to $856 in 2001 versus $793 in 2000. Approximately 24.1% of the $63 increase in gross markup per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross markup per employee was the result of other increases in the Company’s comprehensive service fees, which were designed to meet the Company’s pricing objectives.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 8.2% to $655 per worksite employee per month in 2001 versus $605 in 2000. The primary components changed as follows:

•	Payroll tax costs - Payroll taxes increased $10 per worksite employee per month, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.20% in 2001 versus 7.34% in 2000. This decrease was primarily the result of an increase in bonus payroll cost per worksite employee and the company’s lower growth rate, which caused a smaller portion of the total compensation of worksite employees to be subject to state unemployment taxes in 2001 compared to the 2000 period.

•	Benefits costs - The cost of health insurance and related employee benefits increased $44 per worksite employee per month over 2000, due to a 13.7% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under the Company’s health insurance plan to 72.0% in 2001 versus 69.7% in 2000. The increase in cost per covered employee includes the impact of the disputed health insurance rate increases of approximately $12.7 million by Aetna. See “Other Matters — Health Insurance Costs” on page 35 for a discussion of the health insurance rate increase dispute. Excluding the disputed increases, the cost of health insurance and related employee benefits per covered employee would have increased 7.8% compared to 2000.

•	Workers’ compensation costs - Workers’ compensation costs decreased $4 per worksite employee per month, and decreased to 1.07% of fee payroll cost in 2001 from 1.22% in 2000. During negotiations of its workers’ compensation insurance policy for the period beginning October 1, 2001, the Company negotiated a one-time $6.6 million credit related to the policy period ended September 30, 2001 based on the Company’s claims history during that policy period. Excluding the non-recurring credit, workers’ compensation cost would have been 1.26% of fee payroll cost.

     Gross profit, measured as a percentage of revenue, increased slightly to 3.77% in 2001 from 3.74% in 2000.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the years ended December 31, 2001 and 2000.

	Year ended December 31,			Year ended December 31,

	2001	2000	% change	2001	2000	% change

	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$67,761	$54,477	24.4%	$81	$73	11.0%
General and administrative expenses	44,569	35,426	25.8%	54	48	12.5%
Commissions	11,173	9,278	20.4%	14	12	16.7%
Advertising	6,092	5,117	19.1%	7	7	—
Depreciation and amortization	16,881	12,002	40.7%	20	16	25.0%

Total operating expenses	$146,476	$116,300	25.9%	$176	$156	12.8%

     Operating expenses increased 25.9% to $146.5 million. Operating expenses per worksite employee per month increased 12.8% to $176 in 2001 versus $156 in 2000. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 24.4%, or $8 per worksite employee per month, primarily due to a 23.5% increase in corporate personnel, a 9.7% increase in the average base pay per corporate employee and a decrease in incentive compensation as a percentage of base pay from 11.2% in 2000 to 0.1% in 2001. The increase in corporate personnel was primarily due to a 30% increase in sales personnel, a 33% increase in service personnel and a 12% increase in other corporate personnel.

•	General and administrative expenses increased 25.8%, or $6 per worksite employee per month, over 2000. This increase primarily resulted from expenses such as rent, repairs and maintenance, data communication, telecommunications, equipment leases and utilities expenses associated with the Company’s expansion initiatives, including new service centers in Houston and Los Angeles and five new sales offices. In addition, legal expenses increased due to (i) PEO litigation matters; (ii) trademark, intellectual property and other corporate litigation; (iii) the disputed health insurance rate increases; and (iv) legal issues pertaining to the purchase of assets from Virtual Growth, Inc. out of bankruptcy.

•	Depreciation and amortization expense increased 40.7%, or $4 per worksite employee per month, as a result of the capital projects placed into service in late 2000 and 2001. Late in 2000, the Company implemented its fifth generation proprietary PEO information system (AIMS) and relocated and expanded its Houston service center. See “Cash Flows from Investing Activities” on page 34 for a detailed discussion of capital expenditures made in 2001.

•	Commissions expense increased 20.4%, or $2 per worksite employee per month, over 2000 due to a restructuring of the sales representative compensation plan effective January 1, 2001.

•	Advertising costs increased 19.1% and remained constant on a per worksite employee basis versus 2000.

     Other Income

     Other income decreased 80.6% to $848,000 in 2001, primarily due to the non-recurring write-off of the Company’s $3.8 million investment in Virtual Growth, Inc. (“VGI”). See “Other Matters — Investments in Other Companies” on page 36.

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to the valuation allowance for deferred assets, state income taxes and non-deductible expenses. The effective income tax rate for the 2001 period increased to 46.6% versus an effective rate of 36.5% during the 2000 period. This increase was primarily a result of (i) a deferred tax asset valuation allowance related to the capital loss carryforward that resulted from the VGI investment write-off, the realizability of which is uncertain; (ii) a 1% increase in the federal income tax rate to 35%; and (iii) a reduction in tax-exempt interest income.

     Net Income

     Net income for 2001 was $10.4 million, or $0.36 per diluted share compared to $16.9 million, or $0.58 per diluted share in 2000. On a per worksite employee per month basis, net income decreased 47.8% to $12 in 2001 versus $23 in 2000. Excluding non-recurring items, net income would have been $17.7 million, or $0.62 per diluted share, and would have decreased 8.7% on a per worksite employee basis to $21 per month.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999.

     The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2000 and 1999.

	Year ended December 31,

	2000	1999	% change

	(in thousands, except per share and statistical data)

Revenues	$3,708,531	$2,260,743	64.0%
Gross profit	138,534	89,528	54.7%
Operating expenses	116,300	78,969	47.3%
Operating income	22,234	10,559	110.6%
Other income	4,380	3,653	19.9%
Net income	16,900	9,358	80.6%
Diluted net income per share of common stock	0.58	0.34	70.6%

Statistical Data:
Average number of worksite employees paid per month	62,140	42,479	46.3%
Fee revenue per worksite employee per month	$4,623	$4,084	13.2%
Fee payroll cost per worksite employee per month	3,830	3,360	14.0%
Gross mark-up per worksite employee per month	793	724	9.5%
Gross profit per worksite employee per month	186	176	5.7%
Operating expenses per worksite employee per month	156	155	0.6%
Operating income per worksite employee per month	30	21	42.9%
Net income per worksite employee per month	23	18	27.8%

     Revenues

     The Company’s revenues increased 64.0% over 1999 due to a 46.3% increase in the average number of worksite employees paid per month accompanied by a 13.2% increase in the fee revenue per worksite employee per month. The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. The general strength of the U.S. economy during the second half of 1999 and the first three quarters of 2000 was also a contributing factor. Revenues from markets opened prior to 1993 (the commencement of the Company’s national expansion plan) increased 30% over 1999, while revenues from markets opened after 1993 increased 98%. Revenues from the state of Texas represented 50% of the Company’s total revenues, and Houston, the Company’s original market, represented 27% of the total.

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

     The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2000 and 1999.

	Year ended December 31,			Year ended December 31,

	2000	1999	% change	2000	1999

	(in thousands)			(% of total revenue)

Northeast	$358,564	$108,567	230.3%	9.7%	4.8%
Southeast	393,470	219,324	79.4%	10.6%	9.7%
Central	451,361	232,736	93.9%	12.2%	10.3%
Southwest	1,844,519	1,388,503	32.8%	49.7%	61.4%
West	653,658	307,197	112.8%	17.6%	13.6%
Other revenues	6,959	4,416	57.6%	0.2%	0.2%

Total revenues	$3,708,531	$2,260,743	64.0%	100.0%	100.0%

     Gross Profit

     Gross profit increased 54.7% over 1999 due primarily to the 46.3% increase in the average number of worksite employees paid per month accompanied by a 5.7% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $186 per month in 2000 versus $176 in 1999, reflecting effective execution of the Company’s pricing strategy. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing gross mark-up per worksite employee to match or exceed changes in (i) its primary direct costs; and (ii) its operating costs associated with enhancements in the Company’s comprehensive service offering.

     Gross mark-up per worksite employee per month increased 9.5% to $793 in 2000 versus $724 in 1999. Approximately 55% of the $69 increase in gross mark-up per employee was the result of increased service fees designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. The remaining increase in gross mark-up per employee was related to other increases in the Company’s comprehensive service fees, including approximately $3 per worksite employee related to a mid-1999 change in the method used to calculate service fees for clients who experience turnover within their workforce.

     Payroll taxes increased $40 per worksite employee per month, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.34% in 2000 versus 7.19% in 1999. This increase was primarily the result of the Company’s accelerating unit growth during the first three quarters of 2000, which caused a larger proportion of the Company’s payroll to be subject to payroll taxes later in the year.

     The cost of health insurance and related employee benefits increased $14 per worksite employee per month over 1999 due to a 3.0% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plan to 69.7% in 2000 versus 67.8% in 1999.

     Workers’ compensation costs increased $5 per worksite employee per month, but decreased slightly to 1.22% of fee payroll cost in 2000 from 1.25% in 1999.

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

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the years ended December 31, 2000 and 1999.

	Year ended December 31,			Year ended December 31,

	2000	1999	% change	2000	1999	% change

	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$54,477	$36,690	48.5%	$73	$72	1.4%
General and administrative expenses	35,426	23,219	52.6%	48	45	6.7%
Commissions	9,278	6,429	44.3%	12	13	(7.7)%
Advertising	5,117	4,090	25.1%	7	8	(12.5)%
Depreciation and amortization	12,002	7,103	69.0%	16	14	14.3%
Write-off of software development costs	—	1,438	(100.0)%	—	3	(100.0)%

Total operating expenses	$116,300	$78,969	47.3%	$156	$155	0.6%

     Operating expenses increased 47.3% over 1999 as a result of the 46.3% growth in the average number of worksite employees paid per month by the Company, combined with the effects of the previously mentioned strategic initiatives, all of which comprise investments in the Company’s sales, service and technology infrastructure. Operating expenses per worksite employee per month increased 0.6% to $156 in 2000 versus $155 in 1999.

     Operating expenses in 1999 included a non-recurring $1.4 million ($920,000 net of tax) write-off of certain capitalized software development costs. This write-off was the result of a periodic evaluation of all software development projects, which included a review of costs incurred, estimated costs to complete, estimated maintenance costs and the availability of alternative software packages. Upon completion of this evaluation, the Company determined that the projects would be terminated and that the costs associated with two projects should be written off. The majority of the costs written off related to efforts to customize an electronic document management system to meet the Company’s physical records management needs. Excluding the impact of this charge, operating expenses in 2000 increased 50.0% over 1999, and increased to $156 per worksite employee per month in 2000 from $152 in 1999.

     Salaries, wages and payroll taxes of corporate and sales staff increased to $73 per worksite employee per month in 2000 versus $72 in 1999. The ratio of worksite employees to corporate employees improved to 65 in 2000 from 58 in 1999. This improvement was partially offset by an average increase in gross pay per corporate employee of 6.3% over 1999. In addition, incentive compensation as a percentage of corporate employee gross pay increased to 11.2% in 2000 versus 3.5% in 1999 due to the Company’s strong financial performance.

     General and administrative expenses increased $3 per worksite employee per month over 1999. The increase resulted from increased travel expenses associated with the Company’s expanding national presence, increased outside labor and recruiting costs associated with the Company’s accelerated growth rate and increased consulting expenses associated with the development and rollout of new technology projects.

     Depreciation and amortization expense increased $2 per worksite employee per month as a result of the increased capital expenditures placed in service in 1999 and 2000, including (i) the implementation of the fifth generation of the Company’s proprietary PEO information system; (ii) the implementation of certain new components of Administaff Assistant, primarily the web payroll and web reporting capabilities, which included both internal software development costs and externally purchased software; (iii) the opening of new sales offices; (iv) the expansion and relocation of the Houston service center and the opening of the Atlanta service center; and (v) the expansion of corporate headquarters.

     Commissions expense declined slightly on a per worksite employee per month basis due to lower sales agency commissions. Advertising costs declined slightly per worksite employee per month, as four of the Company’s six new offices opened in 2000 were located in existing sales markets, which provided advertising efficiencies.

     Other Income

     Other income increased 19.9% to $4.4 million in 2000. Interest income increased 72.9% to $4.4 million in 2000 from $2.6 million in 1999, due to a higher level of cash and marketable securities resulting from the Company’s strong financial performance and an increase in the average interest rate related to interest-bearing investments. This increase was partially offset by the effect of a prior year non-recurring gain from the Company’s settlement of a 401(k) plan issue with the Internal Revenue Service.

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

     The Company had $101.0 million in cash and cash equivalents and marketable securities at December 31, 2001, of which approximately $43.7 million was payable in early January 2002 for withheld federal and state income taxes, employment taxes and other payroll deductions. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company’s sales, service and technology infrastructure, capital expenditures and the Company’s stock repurchase program. At December 31, 2001, the Company had working capital of $36.6 million compared to $51.2 million at December 31, 2000. The decrease in working capital was primarily due to a long-term cash security deposit of $15 million with the Company’s new health insurance carrier, UnitedHealthcare, in December 2001.

     Cash Flows From Operating Activities

     The Company’s cash flows from operating activities in 2001 decreased $64.1 million to $10.5 million primarily due to a $14.2 million decrease in payroll taxes and other payroll deductions payable in 2001, compared to a $36.4 million increase in 2000, resulting in a net decrease of $50.6 million in cash flows from operating activities. The timing and amount of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the existence of holidays on or immediately following a period end.

     The remaining decrease was primarily the result of a long-term cash security deposit of $15 million with the Company’s new health insurance carrier in December 2001. During 2002, the Company will make three additional cash security deposits of $5.0 million each with its health insurance carrier, no later than the first day of April, July, and October.

     Cash Flows From Investing Activities

     Capital expenditures totaled $36.7 million in 2001. The level of capital expenditures incurred in the past three years has been significantly higher than the periods prior to 1999 and has related directly to the Company’s strategic initiatives and national expansion. Capital expenditures in 2001 were as follows (in millions):

Construction in Progress	$14.1
Computer hardware and software	11.0
Buildings and Improvements	4.1
Software development costs	3.5
Furniture and fixtures	3.0
Vehicles	1.0

Total	$36.7

     Capital expenditures for construction in progress related to the ongoing construction of additional facilities at the Company’s corporate headquarters, which began in 2001 and is expected to be completed in the third quarter of 2002. The total cost of the new facilities is expected to be $37.4 million, which includes approximately $4.7 million of furniture and fixtures and $1.0 million of computer cabling and equipment.

     Capital expenditures for computer hardware and software included costs associated with (i) enhancing the Company’s development and staging environments; (ii) enhancing the performance and stability of the Company’s production environment through load balancing; (iii) the expansion of the Company’s data and voice networks; (iv) the addition of new capabilities, such as data warehousing and video conferencing; (v) the cost of software for various corporate needs, including a new financial accounting system and expanded web reporting capabilities; and (vi) replacement computer equipment for corporate employees.

     Capitalized software development costs primarily related to (i) functionality enhancements to the Employee Service Center; (ii) the ongoing development of additional functionality for AIMS, the Company’s proprietary PEO information system; and (iii) the enhancement of My MarketPlace.

     Capital expenditures for furniture and fixtures and building improvements were largely related to equipping and furnishing a new service center in Los Angeles and five new sales offices, along with expansion of the Company’s corporate data center and the expansion of sales offices to accommodate additional service personnel in the Company’s sales markets.

     The Company expects a comparable level of capital expenditures in 2002 with a budget of approximately $22.3 million, excluding the cost of the new facilities at its corporate headquarters. This amount is primarily composed of continued software development, computer hardware and software costs and continued expansion of sales offices and service centers to accommodate the ongoing growth of the Company.

     Net purchases of marketable securities during 2001 primarily represented the investment of excess funds in longer-term, higher-yielding securities.

     Cash Flows From Financing Activities

     The $15.4 million increase in cash provided by financing activities was primarily due to the $13.5 million borrowed as of December 31, 2001 under the revolving credit agreement. In 2001, the Company entered into a $21 million revolving credit agreement that expires on November 30, 2002. At the option of the Company, amounts borrowed under the agreement accrue interest at the bank’s prime rate or LIBOR plus 0.45% as determined at the time of the borrowing (weighted average interest rate of 2.55% at December 31, 2001). The revolving line of credit is 100% secured by cash and marketable securities held in custody by the bank. As of December 31, 2001, all borrowings under the line of credit have been used to finance the Company’s construction in progress. The Company has not determined whether it will seek long-term financing upon completion of its new facility. However, the Company believes it could obtain such financing at commercially reasonable rates.

     During 2001, the Company received $22.8 million in proceeds from the exercise of 1,073,729 common stock purchase warrants by American Express. The Company also received $3.6 million in proceeds from the exercise of 341,335 stock options by the Company’s employees. The Company used $21.6 million to repurchase 900,000 shares of common stock under its share repurchase program.

     Contractual Obligations and Commercial Commitments

     The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2001 and the effect on they are expected to have on its liquidity and capital resources (in thousands):

		Less than		After
	Total	1 Year	1-3 Years	3 Years

Contractual obligations:
Revolving line of credit	$13,500	$13,500	$—	$—
Non-cancelable operating leases	57,955	8,567	16,106	33,282
Security deposit funding	15,000	15,000	—	—
Facilities construction completion costs	8,728	8,728	—	—

Total contractual cash obligations	$95,183	$45,795	$16,106	$33,282

Other commercial commitments:
Revolving line of credit — remaining	$7,500	$7,500	$—	$—

Other Matters

     Deferred Income Taxes

     The Company had net deferred tax liabilities of $4.8 million at December 31, 2001, versus $6.4 million at December 31, 2000. This decrease is due primarily to differences between the book and tax basis of depreciation, uncollectible accounts receivable, prepaid commissions and software development costs.

     As a result of the write-off of the investment in VGI, the Company has a capital loss carryforward of $3.5 million that will expire in 2006, but can only be used to offset future capital gains. The Company has recorded a valuation allowance against the related deferred tax asset as it is uncertain that it will be able to utilize the capital loss carryforward in future years.

     Health Insurance Costs

     On November 5, 2001, the Company filed a lawsuit against Aetna, its former health insurance carrier. The Company has asserted claims against Aetna for breach of contract, economic duress, negligent misrepresentation, breach of good faith and fair dealing, and violations of the Texas Insurance Code. The Company has alleged that during the third quarter of 2001 Aetna placed the Company under economic duress by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract. In addition, the Company has alleged that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. While the Company is still in the process of quantifying its damages, it intends to seek damages in excess of $42 million, including approximately $12.7 million related to increased health insurance costs in the third and fourth quarters of 2001.

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated ERISA, breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. On February 20, 2002, the Company received Aetna’s initial disclosures related to the lawsuit and counterclaim, in which Aetna stated its preliminary calculation of damages at approximately $30 million.

     While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

     Investments in Other Companies

     During 2000, the Company purchased convertible preferred stock of Virtual Growth, Inc. (“VGI”) for a total cost of approximately $3.2 million. During 2001, the Company purchased an additional $319,000 of convertible preferred stock and made loans to VGI totaling $224,000. In December 2001, VGI filed for bankruptcy protection. As a result of the filing, the Company incurred a one-time write-off, for all investments as of that date totaling $3.8 million ($3.7 million net of tax).

     In January 2002, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of approximately $1.3 million. The Company has established a new subsidiary, known as Administaff Financial Management Services, Inc., to provide outsourced accounting and bookkeeping services using the assets acquired from VGI. The Company expects these newly established operations to be dilutive to its net income per share by approximately $0.02 to $0.03 per share in 2002.

     Reliance National Indemnity Co. Bankruptcy Liquidation

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co., was forced into bankruptcy liquidation. At December 31, 2001, the estimated outstanding claims under the Company’s Reliance policies totaled approximately $8.8 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, several states have provisions that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on net worth. In anticipation of this situation, the Company secured insurance coverage totaling $1.8 million from its current workers’ compensation carrier to cover potential claims returned to the Company related to its Reliance policies. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any potential losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

Seasonality, Inflation and Quarterly Fluctuations

     Historically, the Company’s earnings pattern has included losses in the first quarter followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Since the Company’s revenues related to each employee are generally earned and collected at a relatively constant rate throughout each year, payment of such tax obligations has a substantial impact on the Company’s financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

     Audit of the Company’s 401(k) Plan; IRS Employee Leasing Market Segment Group

     The Company’s 401(k) plan is currently under audit by the IRS for the year ended December 31, 1993. Although the audit is for the 1993 plan year, certain conclusions of the IRS could be applicable to other years as well. In addition, the IRS has established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, including the Company, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether a PEO can be a co-employer of worksite employees, including officers and owners of client companies, for various purposes under the Internal Revenue Code of 1986, as amended (the “Code”), including participation in the PEO’s 401(k) plan. For a discussion of the issues being considered by the Market Segment Group, see Item 1, “Business - Industry Regulation”. With respect to the 401(k) plan audit, the IRS Houston District has sought technical advice (the “Technical Advice Request”) from the IRS National Office about whether participation in the 401(k) plan by worksite employees, including officers of client companies, violates the exclusive benefit rule under the Code because they are not employees of the Company. A copy of the Technical Advice Request and the Company’s response have been sent to the IRS National Office for review. The Technical Advice Request contains the conclusions of the IRS Houston District with respect to the 1993 plan year that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company’s response refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the issue of whether a PEO and a client company may be treated as co-employers of worksite employees for certain federal tax purposes (the “Industry Issue”) has also been referred to the IRS National Office.

     The Company does not know whether the National Office will address the Technical Advice Request independently of the Industry Issue. The Company is not able to predict either the timing or the nature of any final decision that may be reached with respect to the
401(k) plan audit or with respect to the Technical Advice Request or the Market Segment Group study and the ultimate outcome of such decisions. Should the IRS conclude that the Company is not a “co-employer” of worksite employees for purposes of the Code, worksite employees could not continue to make salary deferral contributions to the 401(k) plan or pursuant to the Company’s cafeteria plan or continue to participate in certain other employee benefit plans of the Company. The Company believes that, although unfavorable to the Company, a prospective application of such a conclusion (that is, one applicable only to periods after the conclusion by the IRS is finalized) would not have a material adverse effect on its financial position or results of operations, as the Company could continue to make available comparable benefit programs to its client companies at comparable costs to the Company. However, if the IRS National Office adopts the conclusions of the IRS Houston District set forth in the Technical Advice Request and any such conclusions were applied retroactively to disqualify the 401(k) plan for 1993 and subsequent years, employees’ vested account balances under the 401(k) plan would become taxable, the Company would lose its tax deductions to the extent its matching contributions were not vested, the 401(k) plan’s trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes with respect to certain contributions and trust earnings. Further, the Company would be subject to liability, including penalties, with respect to its cafeteria plan for the failure to withhold and pay taxes applicable to salary deferral contributions by employees, including worksite employees. In such a scenario, the Company also would face the risk of client dissatisfaction and potential litigation. A retroactive application by the IRS of an adverse conclusion resulting in disqualification of the 401(k) plan would have a material adverse effect on the Company’s financial position and results of operations.

     Expenses Associated with Expansion

     The Company’s past operating results have been affected by the Company’s long-term national sales and service expansion. In many cases, the costs of this expansion have been incurred in advance of the anticipated growth in worksite employees (the primary driver of the Company’s revenues). The Company expects to continue to incur substantial additional operating expenses in the foreseeable future as a result of continuing national expansion. See page 22 for a discussion of the types of expenses incurred in this expansion.

     Estimated Costs and Effectiveness of Capital Projects and Investments in Infrastructure

     The Company currently has several strategic initiatives in progress, which have significantly increased the level of capital expenditures and related depreciation expense incurred over the past several years. These capital expenditures have been, and will continue to be, primarily associated with the expansion and upgrade of the Company’s technology and telecommunications infrastructure, Internet service delivery capabilities, and corporate headquarters, sales and service facilities. There can be no assurances that the Company’s cost to complete these projects will be as estimated or that the ultimate effectiveness of such projects will provide the necessary operating efficiencies required to offset the resulting increases in depreciation and amortization expense which accompany these expenditures. In addition, the Company may require additional capital resources to fund these and future capital expenditure requirements.

     Estimated Costs and Effectiveness of eBusiness Strategy

     While the Company believes that its eBusiness strategy will ultimately lead to increased profitability through new revenue streams, operating expense savings and higher client retention, it is possible that diminished profitability could occur in future periods as a result of these initiatives.

     Among the factors which could affect the success of the Company’s eBusiness strategy are (i) the Internet connectivity and computer literacy of the Company’s clients; (ii) the willingness of clients to accept the Company’s Internet-based service delivery platform, the Employee Service Center; (iii) the Company’s ability to identify, negotiate and integrate offerings on My MarketPlace; (iv) the attraction of clients and worksite employees to My MarketPlace; (v) the effective generation of revenues from the eBusiness initiatives, particularly My MarketPlace; (vi) unanticipated development costs related to the eBusiness initiatives; and (vii) the Company’s ability to control or reduce operating expenses as a result of the eBusiness initiatives, particularly the Employee Service Center.

     Increases in Health Insurance Premiums, Unemployment Taxes and Workers’ Compensation Rates

     Health insurance premiums, state unemployment taxes and workers’ compensation rates are in part determined by the Company’s claims experience and comprise a significant portion of the Company’s direct costs. The Company employs extensive risk management procedures in an attempt to control its claims incidence and structures its benefits contracts to provide as much cost stability as possible. However, should the Company experience a large increase in claim activity, its unemployment taxes, health insurance premiums or workers’ compensation insurance rates could increase. The Company’s ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on the Company’s financial condition or results of operations.

     The Company experienced a 13.4% increase in benefits costs per covered employee during 2001 and expects a similar increase in 2002. While the Company’s results of operations will be impacted to some degree in 2002 by the expected increase and its contractual constraints, the Company does not expect this situation to have a material adverse effect on its financial position.

     The Company is currently in a dispute with Aetna, its former health insurance carrier, relating to health insurance costs increases during 2001 and Aetna’s administration of its health plan over the last several years. For a discussion of the Company’s dispute with Aetna, see “Other Matters — Health Insurance Costs” on page 35. An unfavorable outcome in this dispute could have a material adverse effect on the Company’s financial position or results of operations.

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co., was forced into bankruptcy liquidation. At December 31, 2001, the estimated outstanding claims under the Company’s Reliance policies totaled approximately $8.8 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds to pay such remaining claims. However, several states have provisions that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on net worth. In anticipation of this situation, the Company secured insurance coverage totaling $1.8 million from its current workers’ compensation carrier to cover potential claims returned to the Company related to its Reliance policies. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any potential losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

     Failure to Manage Growth

     The Company has experienced significant growth and expects such growth to continue for the foreseeable future. As described under the above caption “Expenses Associated with Expansion,” the costs associated with the Company’s sales and service expansion have been significant. Accordingly, the Company’s expansion plan may place a significant strain on the Company’s management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on the Company’s financial condition or results of operations.

     Potential Impairment of Investments in Other Companies

     The Company has made an investment totaling $2.5 million in eProsper, Inc., which is in the early stages of development. This company is likely to require additional capital in the future. If this company is unable to raise sufficient additional capital to continue as a going concern, or if it raises capital at lower valuation levels than those at the time Administaff made its investment, Administaff’s investments in this company could become impaired. In that event, Administaff would be required to write-off all or a portion of this investment. Although Administaff does not believe that such an impairment would materially affect its consolidated financial position, an impairment would likely reduce Administaff’s net income materially in the period in which the impairment occurred. During 2001, the Company wrote off a $3.8 million investment in another development-stage company. See “Other Matters - Investments in Other Companies” on page 36.

     Liability for Worksite Employee Payroll and Benefits Costs

     Under the Client Service Agreement (“CSA”), the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. The Company assumes such obligations as a principal, not merely as an agent of the client company. The Company’s obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee; and (ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. If a client company does not pay the Company or if the costs of benefits provided to worksite employees exceeds the fees paid by a client company, the Company’s ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on its financial condition or results of operations.

     Federal, State and Local Regulation

     As a major employer, the Company’s operations are affected by numerous federal, state and local laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees assigned to work at client company locations, the Company assumes certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as the Employee Retirement Income Security Act (“ERISA”) and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which the Company operates have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to the Company’s PEO relationship with its worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company’s results of operations or financial condition.

     While many states do not explicitly regulate PEOs, 21 states (including Texas) have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While the Company generally supports licensing regulation because it serves to validate the PEO relationship, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that the Company will be able to renew its licenses in all states.

     Loss of Benefit Plans

     The maintenance of health and workers’ compensation insurance plans that cover worksite employees is a significant part of the Company’s business. While the Company believes that replacement contracts could be secured on competitive terms without causing significant disruption to the Company’s business, there can be no assurance in this regard. The Company replaced its health insurance carrier effective January 1, 2002. See “Other Matters - Health Insurance Costs.” The current health and workers’ compensation contracts expire on December 31, 2002 and September 30, 2003, respectively.

     Need to Renew or Replace Client Companies

     The Company’s standard CSA is subject to cancellation on 60 to 180 days notice by either the Company or the client. Accordingly, the short-term nature of the CSA makes the Company vulnerable to potential cancellations by existing clients, which could materially and adversely affect the Company’s financial condition and results of operations. In addition, the Company’s results of operations are dependent in part upon the Company’s ability to retain or replace its client companies upon the termination or cancellation of the CSA. Historically, the Company’s average client attrition rate has been approximately 20%. However, the number of contract cancellations could increase in the future. During 2001, the Company’s client attrition ratio increased to approximately 25% due to softness in U.S. economic conditions.

     Marketing Agreement with American Express

     The Company has entered into a Marketing Agreement with American Express to jointly market the Company’s services to American Express’ substantial small and medium-sized business customer base across the country. Under the terms of the Marketing Agreement, American Express is utilizing its resources and working jointly with the Company to generate appointments with prospects for the Company’s services from the American Express customer base. The Company believes that the agreement will enhance its ability to increase its base of worksite employees and clients; however, there can be no assurances to that effect. Among the factors that could cause the effectiveness of the Marketing Agreement to be less than anticipated are the ability of American Express to provide qualified prospects, the Company’s ability to make timely presentations to all of the American Express prospects and the Company’s ability to convert those prospects into clients.

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

     Geographic Market Concentration

     While the Company has sales offices in 19 markets, the Company’s Houston and Texas (including Houston) markets accounted for approximately 25.1% and 44.9%, respectively, of the Company’s revenue for the year ended December 31, 2001. Accordingly, while a primary aspect of the Company’s strategy is expansion in its current and future markets outside of Texas, for the foreseeable future, a significant portion of the Company’s revenues may be subject to economic factors specific to Texas (including Houston). While the Company believes that its market expansion plans will eventually lessen this risk in addition to generating significant revenue growth, there can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Texas (including Houston) markets.

     Competition and New Market Entrants

     The PEO industry is highly fragmented. Many of these PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable in size to the Company. The Company also encounters competition from “fee for service” companies such as payroll processing firms, insurance companies and human resource consultants. Several of the Company’s competitors are PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc. Such companies have substantially greater resources and provide a broader range of services than the Company. Accordingly, the PEO divisions of such companies may be able to provide their PEO services at more competitive prices than may be offered by the Company. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than the Company may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

     Potential Client Liability for Employment Taxes

     Pursuant to the CSA, the Company assumes sole responsibility and liability for the payment of federal employment taxes imposed under the Code with respect to wages and salaries paid to its worksite employees. There are essentially three types of federal employment tax obligations: (i) income tax withholding requirements; (ii) obligations under the Federal Income Contribution Act (“FICA”); and (iii) obligations under the Federal Unemployment Tax Act (“FUTA”). Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While the CSA provides that the Company has sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to the Company. Accordingly, in the event the Company fails to meet its tax withholding and payment obligations, the client company may be held jointly and severally liable therefor. While this interpretive issue has not, to the Company’s knowledge, discouraged clients from enrolling with the Company, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.

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

     The Company attempts to limit its exposure to interest rate risk primarily through diversification and low investment turnover. The Company’s marketable securities are currently managed by three professional investment management companies, each of which is guided by the Company’s investment policy. The Company’s investment policy is designed to maximize after-tax interest income while preserving its principal investment. As a result, the Company’s marketable securities consist primarily of short and intermediate-term debt securities.

     As of December 31, 2001, the Company’s available-for-sale marketable securities include an investment in a mutual fund, which holds corporate debt securities with maturities ranging up to 18 months. The amortized cost basis, fair market value and 30-day yield of this investment was $10.1 million, $10.2 million and 4.01% at December 31, 2001. The following table presents information about the Company’s remaining available-for-sale marketable securities as of December 31, 2001 (dollars in thousands):

	Principal	Average
	Maturities	Interest Rate

2002	$14,215	5.0%
2003	18,695	5.4%
2004	1,632	5.5%
2005	—	—
2006	2,355	4.6%

Total	$36,897	5.2%

Fair Market Value	$37,767

     The Company’s revolving credit agreement includes variable interest rates, and as a result, the Company’s total cost of borrowing under the revolving credit agreement is also subject to interest rate risk. The Company had borrowed $13.5 million under the revolving credit agreement as of December 31, 2001, with an average interest rate of 2.55%. The revolving credit agreement expires in November 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors — Nominees — Class I Directors (For Terms Expiring at the 2005 Annual Meeting),” “- Directors Remaining in Office,” and “- Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors — Director Compensation” and “-Executive Compensation” in the Administaff Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Administaff Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 1: Election of Directors — Certain Relationships and Related Transactions” in the Administaff Proxy Statement. See also Note 3 to the Consolidated Financial Statements and “Transactions with Related and Other Certain Parties” on page 25.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952))
3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000)
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952))
4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998)
4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999)
4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999)
4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999)
4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999)
4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998)
4.8	Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)
4.9	Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)
4.10	Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

4.11	Warrant Certificate No. 2 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)
4.12	Warrant Certificate No. 3 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)
4.13	Warrant Certificate No. 4 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)
4.14	Warrant Certificate No. 5 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 1998)
10.1	Third Amended and Restated Promissory Note in the amount of $693,694.75 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of March 6, 2000, amending and restating a Promissory Note dated June 22, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1999)
10.2	Second Amended and Restated Promissory Note in the amount of $300,000 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated April 11, 1996 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1998)
10.3	Second Amended and Restated Security Agreement-Pledge among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, pursuant to which the collateral securing the promissory notes included in Exhibits 10.1 and 10.2 is pledged (incorporated by reference to Exhibit 10.3 to the Registrant’s form 10-K for the year ended December 31, 1998)
10.4**	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))
10.5**	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))
10.6**	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))
10.7**	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement of Form S-8 (No. 333-85151))
10.8**	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement of Form S-8 (No. 333-85151))
10.9**	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001)
10.10	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))
10.11	Administaff, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s form S-8 (No. 333-36363))
10.12	Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)
10.13	First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 1998))

10.14	Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc. and Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)
10.15	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s form 10-Q for the quarter ended March 31, 2001)
10.16	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001)
21.1*	Subsidiaries of Administaff, Inc.
23.1*	Consent of Independent Auditors.
24.1*	Powers of Attorney.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on March 8, 2002.

ADMINISTAFF, INC

By:	/s/ RICHARD G. RAWSON Richard G. Rawson Executive Vice President, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 8, 2002:

Signature	Title

/s/ PAUL J. SARVADI Paul J. Sarvadi	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD G. RAWSON Richard G. Rawson	Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

/s/ DOUGLAS S. SHARP Douglas S. Sharp	Vice President, Finance and Controller (Principal Accounting Officer)

* Linda Fayne Levinson	Director

* Paul S. Lattanzio	Director

* Jack M. Fields, Jr.	Director

Michael W. Brown	Director

* Steven Alesio	Director

*	By John H. Spurgin, II, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Administaff, Inc.

     We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas
February 8, 2002

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$53,000	$69,733
Marketable securities	47,961	38,953
Accounts receivable:
Trade	4,314	7,311
Unbilled	70,206	57,084
Other	1,440	820
Prepaid expenses	3,739	6,785
Notes receivable from employees	694	—
Deferred income tax benefit	767	694

Total current assets	182,121	181,380
Property and equipment:
Land	2,920	2,920
Buildings and improvements	18,274	14,047
Computer hardware and software	39,723	28,679
Software development costs	15,072	11,556
Furniture and fixtures	20,666	18,756
Vehicles	2,372	1,863
Construction in progress	14,272	195

	113,299	78,016
Accumulated depreciation	(41,405)	(25,649)

Total property and equipment	71,894	52,367
Other assets:
Deposits	15,627	421
Notes receivable from employees	—	994
Other assets	4,361	7,655

Total other assets	19,988	9,070

Total assets	$274,003	$242,817

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2001	2000

Current liabilities:
Accounts payable	$4,332	$1,496
Payroll taxes and other payroll deductions payable	43,694	57,919
Accrued worksite employee payroll expense	68,964	57,354
Revolving line of credit	13,500	—
Other accrued liabilities	14,487	10,819
Income taxes payable	535	2,613

Total current liabilities	145,512	130,201
Noncurrent liabilities:
Deferred income taxes	5,556	7,106

Total noncurrent liabilities	5,556	7,106

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized - 20,000
Shares issued and outstanding - none	—	—
Common stock, par value $0.01 per share: Shares authorized - 120,000 Shares issued - 30,776 and 30,435 at December 31, 2001 and 2000, respectively	308	304
Additional paid-in capital	95,114	75,378
Treasury stock, at cost - 2,839 and 3,015 shares at December 31, 2001 and 2000, respectively	(33,467)	(20,643)
Accumulated other comprehensive income (net of tax)	324	172
Retained earnings	60,656	50,299

Total stockholders’ equity	122,935	105,510

Total liabilities and stockholders’ equity	$274,003	$242,817

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,

	2001	2000	1999

Revenues	$4,373,244	$3,708,531	$2,260,743
Direct costs:
Salaries and wages of worksite employees	3,653,025	3,110,240	1,887,231
Benefits and payroll taxes	555,204	459,757	283,984

Gross profit	165,015	138,534	89,528
Operating expenses:
Salaries, wages and payroll taxes	67,761	54,477	36,690
General and administrative expenses	44,569	35,426	23,219
Commissions	11,173	9,278	6,429
Advertising	6,092	5,117	4,090
Depreciation and amortization	16,881	12,002	7,103
Write-off of software development costs	—	—	1,438

	146,476	116,300	78,969

Operating income	18,539	22,234	10,559
Other income (expense):
Interest income	4,128	4,430	2,562
Write-off of investment in other companies	(3,786)	—	—
Other, net	506	(50)	1,091

	848	4,380	3,653

Income before income tax expense	19,387	26,614	14,212
Income tax expense	9,030	9,714	4,854

Net income	$10,357	$16,900	$9,358

Basic net income per share of common stock	$0.38	$0.62	$0.34

Diluted net income per share of common stock	$0.36	$0.58	$0.34

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
	Issued		Additional		Other
			Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 1998	29,719	$297	$64,145	$(1,968)	$342	$24,041	$86,857
Purchase of treasury stock, at cost	—	—	—	(16,132)	—	—	(16,132)
Sale of common stock put warrant	—	—	119	—	—	—	119
Exercise of stock options	98	1	643	—	—	—	644
Income tax benefit from exercise of stock options	—	—	95	—	—	—	95
Other	—	—	59	28	—	—	87
Change in unrealized gain (loss) on marketable securities	—	—	—	—	(560)	—	(560)
Net income	—	—	—	—	—	9,358	9,358

Comprehensive income							8,798

Balance at December 31, 1999	29,817	298	65,061	(18,072)	(218)	33,399	80,468
Purchase of treasury stock, at cost	—	—	—	(2,581)	—	—	(2,581)
Sale of common stock put warrant	—	—	125	—	—	—	125
Exercise of stock options	618	6	5,689	—	—	—	5,695
Income tax benefit from exercise of stock options	—	—	4,437	—	—	—	4,437
Other	—	—	66	10	—	—	76
Change in unrealized gain on marketable securities	—	—	—	—	390	—	390
Net income	—	—	—	—	—	16,900	16,900

Comprehensive income							17,290

Balance at December 31, 2000	30,435	304	75,378	(20,643)	172	50,299	105,510
Purchase of treasury stock, at cost	—	—	—	(21,566)	—	—	(21,566)
Exercise of common stock purchase warrant	—	—	14,136	8,707	—	—	22,843
Exercise of stock options	341	4	3,620	—	—	—	3,624
Income tax benefit from exercise of stock options		—	1,957	—	—	—	1,957
Other	—	—	23	35	—	—	58
Change in unrealized gain on marketable securities (net of tax)	—	—	—	—	152	—	152
Net income	—	—	—	—	—	10,357	10,357

Comprehensive income							10,509

Balance at December 31, 2001	30,776	$308	$95,114	$(33,467)	$324	$60,656	$122,935

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$10,357	$16,900	$9,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,075	11,969	7,604
Write-off of investment in other companies	3,786	—	—
Write-off of software development costs	—	—	1,438
Deferred income taxes	(1,834)	1,955	1,586
Bad debt expense	1,783	1,475	699
Loss (gain) on disposition of assets	(82)	81	(182)
Changes in operating assets and liabilities:
Accounts receivable	(12,528)	(32,484)	(8,855)
Prepaid expenses	3,046	1,547	(5,863)
Deposits and other assets	(14,833)	1,282	808
Accounts payable	2,836	(1,291)	232
Payroll taxes and other payroll deductions payable	(14,225)	36,401	(5,089)
Accrued worksite employee payroll expense	11,610	25,987	12,206
Other accrued liabilities	3,668	5,082	989
Income taxes payable/receivable	(121)	5,686	2,885

Total adjustments	181	57,690	8,458

Net cash provided by operating activities	10,538	74,590	17,816

Cash flows from investing activities:
Marketable securities:
Purchases	(56,604)	(27,310)	(13,459)
Proceeds from maturities	39,005	15,954	4,120
Proceeds from dispositions	8,817	3,512	27,397
Property and equipment:
Purchases	(19,156)	(15,445)	(13,848)
Construction in progress	(14,076)	—	—
Investment in software development costs	(3,516)	(4,769)	(5,166)
Proceeds from dispositions	431	224	165
Investments in other companies	(931)	(5,789)	—

Net cash used in investing activities	(46,030)	(33,623)	(791)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,

	2001	2000	1999

Cash flows from financing activities:
Purchase of treasury stock	$(21,566)	$(2,581)	$(16,132)
Proceeds from the sale of common stock put warrants	—	125	119
Proceeds from the exercise of common stock purchase warrants	22,843	—	—
Borrowings under revolving line of credit	13,500	—	—
Proceeds from the exercise of stock options	3,624	5,695	644
Loans to employees	300	—	187
Other	58	76	87

Net cash provided by (used in) financing activities	18,759	3,315	(15,095)

Net increase (decrease) in cash and cash equivalents	(16,733)	44,282	1,930
Cash and cash equivalents at beginning of year	69,733	25,451	23,521

Cash and cash equivalents at end of year	$53,000	$69,733	$25,451

Supplemental disclosures:
Cash paid for income taxes	$11,259	$2,073	$383

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1. Accounting Policies

Description of Business

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management System encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. During 2001, 2000 and 1999, revenues from the Company’s Texas markets represented 45%, 50% and 61% of the Company’s total revenues, respectively.

Segment Reporting

     The Company operates in one reportable segment under the Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information due to its centralized structure.

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

Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2001 and 2000, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.

     Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.

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

Property and Equipment

     Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software	2-5 years
Software development costs	3-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years

     At December 31, 2001, construction in progress related to the construction of a new facility at the Company’s Kingwood, Texas headquarters. Construction of the new facility is expected to be completed in the third quarter of 2002. The Company is contractually committed to $8.7 million in additional costs related to the completion of the facility at December 31, 2001.

     Software development costs relate primarily to the Company’s proprietary professional employer information system and its Internet-based service delivery platform, the Employee Service Center, and are accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company periodically evaluates its capitalized software development costs for impairment in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. During the fourth quarter of 1999, the Company wrote off $1,438,000 related to two terminated projects after evaluating the costs incurred to date, expected cost of completion, expected maintenance costs and the availability of alternative software packages.

PEO Service Fees and Worksite Employee Payroll Costs

     The Company’s revenues consist of service fees paid by its clients under its Client Service Agreements, which are based upon each worksite employee’s gross pay and a markup computed as a percentage of the gross pay. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue. In consideration for payment of such service fees, the Company agrees to pay the following direct costs associated with the worksite employees: (i) salaries and wages; (ii) employment-related taxes; (iii) employee benefit plan premiums; and (iv) workers’ compensation insurance premiums. The Company accounts for PEO service fees and the related direct payroll costs using the accrual method. Under the accrual method, PEO service fees relating to worksite employees with earned but unpaid wages at the end of each period are recognized as unbilled revenues and the related direct payroll costs for such wages are accrued as a liability during the period in which wages are earned by the worksite employee. Subsequent to the end of each period, such wages are paid and the related PEO service fees are billed. Unbilled receivables at December 31, 2001 and 2000 are net of prepayments received prior to year-end of $6,125,000 and $5,716,000, respectively.

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition. Additionally, the Emerging Issues Task Force (“EITF”) reached a consensus during 2000 on EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company evaluated its revenue recognition policies, and the effect of adopting SAB 101 and EITF 99-19 resulted in no revisions to the Company’s previous recognition policies. The Company is deemed to be a principal in its personal management services because it is at risk for the payment of direct costs, whether or not the Company’s clients pay the Company on a timely basis or at all, and because the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees. As a result, the Company records the full amount of its comprehensive service fees, including the portion that represents gross pay of worksite employees, as revenue in accordance with the EITF consensus.

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

Employee Savings Plan

     Effective January 1, 1999, the Company amended the employer matching contribution and vesting features of its 401(k) plan. The Company matches 50% of an eligible worksite employee’s contributions and 100% of an eligible corporate employee’s contributions, both up to 6% of the employee’s eligible compensation. In addition, for active employees on or after January 1, 1999, the vesting schedule for employer matching contributions was changed from five-year graded vesting to immediate vesting. During 2001, 2000 and 1999, the Company made employer-matching contributions of $8,847,000, $7,433,000, and $4,646,000, respectively. Of these contributions, $6,831,000, $6,019,000 and $3,761,000 were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2. Marketable Securities

     As of December 31, 2001, the Company’s investments in marketable securities consisted of debt securities with maturities ranging from 91 days to five years from the date of purchase. Approximately 29.9% of the marketable securities mature within one year of the balance sheet date. However, all of the Company’s marketable securities are available to fund the Company’s current operations, except for balances securing the Company’s revolving credit agreement.

     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2001 and 2000:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2001:

U.S. corporate debt securities	$16,350	$267	$(1)	$16,616
U.S. Treasury securities and obligations of U.S. government agencies	13,367	111	(44)	13,434
Fixed income mutual funds	10,068	126	—	10,194
Obligations of state and local government agencies	4,909	47	—	4,956
Foreign corporate debt securities	1,634	28	—	1,662
Commercial Paper	1,098	1	—	1,099

	$47,426	$580	$(45)	$47,961

December 31, 2000:

Fixed income mutual funds	$13,025	$101	$—	$13,126
Obligations of state and local government agencies	11,873	11	—	11,884
Commercial paper	8,277	—	(4)	8,273
U.S. corporate debt securities	3,761	29	—	3,790
U.S. Treasury securities and obligations of U.S. government agencies	1,845	35	—	1,880

	$38,781	$176	$(4)	$38,953

     For the years ended December 31, 2001, 2000 and 1999, net realized gains (losses) on sales of available-for-sale marketable securities were $56,000, $(31,000) and $92,000, respectively.

3. Deposits

     In December 2001, the Company made a cash security deposit of $15.0 million with its new health insurance carrier, UnitedHealthcare. During 2002, the Company will make three additional deposits of $5.0 million each no later than the first day of April, July, and October.

4. Notes Receivable From Employees

     In June 1995, an officer and director of the Company exercised options to purchase 897,334 shares of common stock at a price of $0.375 per share. The purchase price was paid in cash by the officer. In connection with the exercise, the Company entered into a loan agreement with the officer, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the officer in the amount of $694,000. The loan agreement called for an additional amount to be advanced to the officer in the event the ultimate tax liability resulting from the exercise exceeded the statutory withholding requirements. In April 1996, the Company loaned the officer an additional $300,000 relating to this transaction. In 2001, the $300,000 note was repaid. The remaining loan is repayable on June 22, 2002, accrues interest at 6.83%, and is secured by 97,964 shares of the Company’s common stock.

5. Other Assets

     During 2000, the Company purchased convertible preferred stock of Virtual Growth, Inc. (“VGI”) for a total cost of approximately $3.2 million. During 2001, the Company purchased an additional $319,000 of convertible preferred stock and made loans to VGI totaling $224,000. In December 2001, VGI filed for bankruptcy protection. As a result of the filing, the Company incurred a one time write-off for all investments in VGI as of that date totaling $3.8 million ($3.7 million net of tax).

     Subsequent to December 2001, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of $1.3 million.

     In 2000, the Company purchased 500,000 shares of convertible preferred stock of eProsper, Inc. (“eProsper”) for $2.5 million. The eProsper preferred stock is convertible into an equal number of shares of eProsper common stock, subject to antidilution provisions. The Company has accounted for this investment using the cost method.

6. Revolving Line of Credit

     On May 25, 2001, the Company entered into a $21 million revolving credit agreement that expires on November 30, 2002. At the option of the Company, amounts borrowed under the agreement accrue at the bank’s prime rate or LIBOR plus 0.45% as determined at the time of borrowing (weighted average rate of 2.55% at December 31, 2001). The revolving line of credit is 100% secured by cash and marketable securities held in custody by the bank. As of December 31, 2001, the Company has borrowed $13.5 million under the line of credit, the proceeds of which have been used to finance the Company’s construction in progress. Interest expense under the line of credit, which totaled $84,000 in 2001, was capitalized to construction in progress.

7. Income Taxes

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,

	2001	2000

	(in thousands)
Deferred tax liabilities:
Software development costs	$(3,488)	$(3,623)
Depreciation and amortization	(1,824)	(3,026)
Prepaid commissions	(606)	(824)
Unrealized gains on marketable securities	(211)	—

Total deferred tax liabilities	(6,129)	(7,473)
Deferred tax assets:
Long-term capital loss	1,366	—

Uncollectible accounts receivable	842	584
State income taxes	325	326
Other	173	151
Valuation allowance	(1,366)	—

Total deferred tax assets	1,340	1,061

Net deferred tax liabilities	$(4,789)	$(6,412)

Net current deferred tax assets	$767	$694
Net noncurrent deferred tax liabilities	(5,556)	(7,106)

	$(4,789)	$(6,412)

The components of income tax expense are as follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Current income tax expense:
Federal	$9,422	$6,584	$2,776
State	1,442	1,175	492

Total current income tax expense	10,864	7,759	3,268
Deferred income tax expense (benefit):
Federal	(1,438)	1,627	1,339
State	(396)	328	247

Total deferred income tax expense	(1,834)	1,955	1,586

Total income tax expense	$9,030	$9,714	$4,854

     In 2001, 2000 and 1999, income tax benefits of $1,957,000, $4,437,000 and $95,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

     The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense is as follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Expected income tax expense at 35% (34% for 2000 and 1999)	$6,786	$9,049	$4,832
State income taxes, net of federal benefit	924	985	488
Nondeductible expenses	255	180	126
Tax-exempt interest income	(122)	(234)	(348)
Valuation allowance against long-term capital loss	1,208	—	—
Other, net	(21)	(266)	(244)

Reported total income tax expense	$9,030	$9,714	$4,854

     As a result of the write-off of the investment in VGI, the Company has a capital loss carryforward of $3.5 million that will expire in 2006, but can only be used to offset future capital gains. The Company has recorded a valuation allowance against the related deferred tax asset as it is uncertain that it will be able to utilize the capital loss carryforward in future years.

8. Stockholders’ Equity

     In 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. (“American Express”) whereby the Company issued warrants to purchase 4,131,030 shares of common stock to American Express with exercise prices ranging from $20 to $40 per share and terms ranging from three to seven years. In February and November 2001, American Express exercised 800,000 and 273,729 common stock purchase warrants at $20.00 and $25.00 per share, respectively.

     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 5,000,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2001, 2000, and 1999, the Company repurchased 900,000, 100,000 and 2,242,000 shares at a cost of $21.6 million, $2.6 million and $16.1 million, respectively. As of December 31, 2001, the Company had repurchased 3,242,000 shares under this program at a total cost of approximately $40.3 million. The 1999 repurchases included 289,200 shares purchased from affiliates of Mr. Lang Gerhard, a greater than 10% shareholder at the repurchase date, in a private transaction for approximately $2.3 million.

     At December 31, 2001, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has one-half of a preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on February 9, 2008.

     On October 16, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts presented in these financial statements have been retroactively restated to reflect this change in the Company’s capital structure.

9. Employee Incentive Plans

     The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. An aggregate of 4,465,914 shares of common stock of the Company are authorized to be issued under the Incentive Plans. At December 31, 2001, 166,708 and 1,290,000 shares of common stock were available for future grants under the 1997 and 2001 Incentive Plans, respectively. All awards previously granted to employees under the Incentive Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Incentive Plans also permit stock awards, phantom stock awards, stock appreciation rights, performance units, other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board has granted limited authority to the President of the Company regarding the granting of stock options to employees who are not officers. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of an amendment to the Incentive Plan is necessary only when required by applicable law or stock exchange rules.

     The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provides for options to purchase shares of the Company’s common stock that may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2001, 1,039,194 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plan. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the “CEO”). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

     The following summarizes stock option activity and related information:

	Year ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(in thousands, except per share amounts)
Outstanding — beginning of year	3,433	$21.58	2,244	$9.79	1,440	$10.97
Granted	1,419	20.25	1,894	31.15	1,040	7.88
Exercised	(341)	10.61	(618)	9.23	(98)	6.63
Canceled	(235)	23.37	(87)	12.74	(138)	10.04

Outstanding — end of year	4,276	$21.99	3,433	$21.58	2,244	$9.79

Exercisable — end of year	1,441	$18.62	746	$10.38	570	$9.85

Weighted average fair value of options granted during year		$12.25		$19.17		$4.67

     The following summarizes information related to stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

			Weighted			Weighted
		Remaining	Average		Remaining	Average
		Life	Exercise		Life	Exercise
Range of Exercise Prices	Shares	(Years)	Price	Shares	(Years)	Price

(share amounts in thousands)
$ 6.75 to $15.00	957	6.5	$8.63	705	6.3	$8.65
$15.00 to $20.00	1,822	8.5	18.65	388	7.7	18.58
$20.00 to $30.00	697	9.4	24.30	84	8.2	24.18
$30.00 to $43.69	800	8.7	43.56	264	8.7	43.61

Total	4,276	8.3	$21.99	1,441	7.2	$18.62

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation arrangements because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense has been recognized because the exercise price of the Company’s employee stock options has equaled the market price of the underlying stock on the date of grant.

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,

	2001	2000	1999

Risk-free interest rate	4.6%	6.2%	5.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.69	0.68	0.65
Weighted average expected life (in years)	5.0	5.0	5.0

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information, as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123, follows:

	Year ended December 31,

	2001	2000	1999

Pro forma net income (loss) (in thousands)	$(5,528)	$11,360	$7,370
Pro forma diluted net income (loss) per share	$(0.19)	$0.39	$0.28

10. Earnings Per Share

     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)
Denominator:
Basic net income per share — weighted average shares outstanding	27,531	27,188	27,462
Effect of dilutive securities:
Common stock purchase warrants — treasury stock method	51	379	—
Common stock options — treasury stock method	1,239	1,368	128

	1,290	1,747	128

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	28,821	28,935	27,590

     Options and warrants to purchase 3,333,000, 2,591,000 and 4,808,000 shares of common stock were not included in the diluted net income per share calculation for 2001, 2000 and 1999, respectively, because the exercise price was greater than the average market price.

11. Operating Leases

     The Company leases various office facilities, furniture and equipment under operating leases. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $7,295,000, $4,446,000 and $2,915,000 in 2001, 2000 and 1999, respectively. At December 31, 2001, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2002	$8,567
2003	8,354
2004	7,752
2005	7,391
2006 and thereafter	25,891

Total	$57,955

12. Commitments and Contingencies

     The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, except as set forth below, management believes the final outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

     On November 5, 2001, the Company filed a lawsuit against Aetna US Healthcare (“Aetna”). The Company has asserted claims against Aetna for breach of contract, economic duress, negligent misrepresentation, breach of good faith and fair dealing, and violations of the Texas Insurance Code. The Company has alleged that during the third quarter of 2001 Aetna placed the Company under economic duress by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract. In addition, the Company has alleged that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. While the Company is still in the process of quantifying its damages, it intends to seek damages in excess of $42 million, including approximately $12.7 million related to increased health insurance costs in the third and fourth quarters of 2001.

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated ERISA, breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. On February 20, 2002, the Company received Aetna’s initial disclosures related to the lawsuit and counterclaim, in which Aetna stated its preliminary calculation of damages at approximately $30 million.

     While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co., was forced into bankruptcy liquidation. At December 31, 2001, the estimated outstanding claims under the Company’s Reliance policies totaled approximately $8.8 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, several states have provisions that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on net worth. In anticipation of this situation, the Company secured insurance coverage totaling $1.8 million from its current workers’ compensation carrier to cover potential claims returned to the Company related to its Reliance policies. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any potential losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

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

     The first issue involves the Company’s rights under the Code as a co-employer of its worksite employees, including officers and owners of client companies. In conjunction with the 1993 401(k) plan year audit, the IRS Houston District has sought technical advice (the “Technical Advice Request”) from the IRS National Office about whether worksite employee participation in the 401(k) plan violates the exclusive benefit rule under the Code because they are not employees of the Company. The Technical Advice Request contains the conclusions of the IRS Houston District that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company’s response to the Technical Advice Request refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the Company understands that the issue of whether a PEO and a client company may be treated as co-employers for certain federal tax purposes (the “Industry Issue”) has been referred to the IRS National Office.

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

     The second issue involved nondiscrimination test results for certain prior plan years. The Technical Advice Request issued during the 1993 401(k) plan year audit concluded that the plan should be disqualified because the plan failed to satisfy a nondiscrimination test related to contributions and failed to provide evidence that it satisfied an alternative nondiscrimination test. Separately, the Company notified the IRS of operational issues related to nondiscrimination test results for the 1991 through 1995 plan years. With respect to the 1995 plan year, the Company caused the 401(k) plan to refund the required excess contributions and earnings thereon to the affected participants, and the Company paid the excise tax associated with this correction during 1996. All remaining nondiscrimination testing issues were settled during 1999, when the Company and the IRS entered into a Closing Agreement on Final Determination Covering Specific Matters (the “Closing Agreement”). Under the terms of the Closing Agreement, the Company agreed to make a contribution to the 401(k) plan on behalf of certain participants in an aggregate amount of approximately $831,000. The settlement amount, which was remitted to the 401(k) plan in January 2000, represented the amount necessary to bring the plan into compliance with the nondiscrimination tests for all years covered, plus calculated earnings on such contributions. The Company also agreed to pay a penalty of $70,000. Further, the IRS agreed and determined that the 401(k) plan will not be treated as disqualified for the 1992, 1993 and 1994 plan years as a result of operational issues related to non-discrimination testing results for those years.

     The amount of the settlement was significantly lower than the amount originally estimated and accrued by the Company in 1996. As a result, the Company recorded a gain of $952,000 during 1999 as a component of other income. This gain includes the impact of the Company’s adjusted amount recoverable from its third-party record keeper pursuant to a 1996 agreement, under which the record keeper agreed to reimburse the Company for a portion of its settlement of the nondiscrimination testing issues.

13. Quarterly Financial Data (Unaudited)

	Quarter ended

	March 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)

Year ended December 31, 2001:
Revenues	$1,043,419	$1,044,776	$1,085,944	$1,199,105
Gross profit	27,829	41,539	49,321	46,326
Operating income (loss)	(8,503)	4,779	13,291	8,972
Net income (loss)	(4,337)	3,774	8,659	2,261
Basic net income (loss) per share	(0.16)	0.14	0.32	0.08
Diluted net income (loss) per share	(0.16)	0.13	0.30	0.08

Year ended December 31, 2000:
Revenues	$755,545	$864,450	$962,039	$1,126,497
Gross profit	20,705	31,342	40,067	46,420
Operating income (loss)	(4,699)	3,480	10,573	12,880
Net income (loss)	(2,471)	2,800	7,415	9,156
Basic net income (loss) per share	(0.09)	0.10	0.27	0.33
Diluted net income (loss) per share	(0.09)	0.10	0.25	0.31

Year ended December 31, 1999:
Revenues	$475,853	$505,683	$562,812	$716,395
Gross profit	13,555	19,919	26,191	29,863
Operating income (loss)	(4,062)	1,801	6,389	6,431
Net income (loss)	(2,058)	1,515	4,387	5,514
Basic net income (loss) per share	(0.07)	0.06	0.16	0.21
Diluted net income (loss) per share	(0.07)	0.06	0.16	0.20

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952))

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000)

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952))

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998)

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999)

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999)

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999)

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999)

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998)

4.8	Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

4.9	Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

4.10	Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

4.11	Warrant Certificate No. 2 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

4.12	Warrant Certificate No. 3 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.7 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

4.13	Warrant Certificate No. 4 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

4.14	Warrant Certificate No. 5 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 1998)

10.1	Third Amended and Restated Promissory Note in the amount of $693,694.75 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of March 6, 2000, amending and restating a Promissory Note dated June 22, 1995 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1999)

10.2	Second Amended and Restated Promissory Note in the amount of $300,000 among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, amending and restating a Promissory Note dated April 11, 1996 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1998)

10.3	Second Amended and Restated Security Agreement-Pledge among Administaff, Inc., Richard G. Rawson, Dawn Rawson, and RDKB Rawson LP, dated as of July 13, 1998, pursuant to which the collateral securing the promissory notes included in Exhibits 10.1 and 10.2 is pledged (incorporated by reference to Exhibit 10.3 to the Registrant’s form 10-K for the year ended December 31, 1998)

10.4**	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))

10.5**	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))

10.6**	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))

10.7**	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement of Form S-8 (No. 333-85151))

10.8**	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement of Form S-8 (No. 333-85151))

10.9**	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001)

10.10	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151))

10.11	Administaff, Inc. 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s form S-8 (No. 333-36363))

10.12	Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.13	First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 1998))

10.14	Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc. and Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000)

10.15	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s form 10-Q for the quarter ended March 31, 2001)

10.16	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001)

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Auditors.

24.1*	Powers of Attorney.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.