Form 10-Q
period 2002-03-31
ADMINISTAFF INC \DE\
filed 2002-05-15
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

     As of May 7, 2002, 27,999,290 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TABLE OF CONTENTS

Item 1. Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PART II
ITEM 1. LEGAL PROCEEDINGS.

TABLE OF CONTENTS

	Part I
Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Part II

Item 1.	Legal Proceedings	26

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$42,409	$53,000
Marketable securities	48,209	47,961
Accounts receivable:
Trade	1,118	4,314
Unbilled	71,140	70,206
Other	1,891	1,440
Prepaid expenses and other assets	14,888	3,739
Notes receivable from employees	694	694
Income taxes receivable	3,605	—
Deferred income taxes	489	767

Total current assets	184,443	182,121

Property and equipment:
Land	2,920	2,920
Buildings and improvements	19,081	18,274
Computer hardware and software	42,905	39,723
Software development costs	15,320	15,072
Furniture and fixtures	22,542	20,666
Vehicles and aircraft	6,658	2,372
Construction in progress	16,391	14,272

	125,817	113,299
Accumulated depreciation	(46,123)	(41,405)

Total property and equipment	79,694	71,894

Other assets:
Deposits	21,148	15,627
Other assets	5,633	4,361

Total other assets	26,781	19,988

Total assets	$290,918	$274,003

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2002	2001

	(Unaudited)
Current liabilities:
Accounts payable	$2,706	$4,332
Payroll taxes and other payroll deductions payable	44,157	43,694
Accrued worksite employee payroll expense	76,696	68,964
Accrued health insurance costs	21,561	1,326
Revolving line of credit	16,500	13,500
Other accrued liabilities	7,608	13,161
Income taxes payable	—	535

Total current liabilities	169,228	145,512

Noncurrent liabilities:
Deferred income taxes	5,145	5,556

Total noncurrent liabilities	5,145	5,556

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	102,647	95,114
Treasury stock, at cost	(41,473)	(33,467)
Accumulated other comprehensive income, net of tax	111	324
Retained earnings	54,952	60,656

Total stockholders’ equity	116,545	122,935

Total liabilities and stockholders’ equity	$290,918	$274,003

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Revenues	$1,149,343	$1,043,419
Direct costs:
Salaries and wages of worksite employees	953,261	872,280
Benefits and payroll taxes	165,505	143,310

Gross profit	30,577	27,829

Operating expenses:
Salaries, wages and payroll taxes	18,883	16,164
General and administrative expenses	11,977	11,845
Commissions	3,141	3,133
Advertising	1,620	1,458
Depreciation and amortization	5,075	3,732

	40,696	36,332

Operating loss	(10,119)	(8,503)

Other income:
Interest income	735	1,394
Other, net	(44)	3

	691	1,397

Loss before income tax benefit	(9,428)	(7,106)
Income tax benefit	3,724	2,769

Net loss	$(5,704)	$(4,337)

Basic and diluted net loss per share of common stock	$(0.20)	$(0.16)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2002
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2001	30,776	$308	$95,114	$(33,467)	$324	$60,656	$122,935
Purchase of treasury stock	—	—	—	(14,220)	—	—	(14,220)
Exercise of common stock purchase warrants	—	—	6,952	6,205	—	—	13,157
Exercise of stock options	49	—	573	—	—	—	573
Other	—	—	8	9	—	—	17
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	(213)	—	(213)
Net loss	—	—	—	—	—	(5,704)	(5,704)

Comprehensive loss							(5,917)

Balance at March 31, 2002	30,825	$308	$102,647	$(41,473)	$111	$54,952	$116,545

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(5,704)	$(4,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,162	3,698
Bad debt expense	283	899
Deferred income taxes	5	(144)
Loss (gain) on the disposition of assets	44	(3)
Changes in operating assets and liabilities:
Accounts receivable	1,528	9,436
Prepaid expenses and other current assets	(11,149)	2,614
Deposits and other assets	(6,824)	(89)
Accounts payable	(1,626)	1,848
Payroll taxes and other payroll deductions payable	463	(10,571)
Accrued worksite employee payroll expense	7,732	(1,570)
Accrued healthcare costs	20,235	—
Other accrued liabilities	(5,553)	(3,677)
Income taxes payable/receivable	(4,140)	(7,044)

Total adjustments	6,160	(4,603)

Net cash provided by (used in) operating activities	456	(8,940)

Cash flows from investing activities:
Marketable securities:
Purchases	(14,936)	(17,905)
Proceeds from maturities	14,250	20,421
Proceeds from dispositions	—	5,261
Property and equipment:
Purchases	(10,600)	(5,024)
Construction in progress	(2,119)	—
Investment in software development costs	(233)	(918)
Proceeds from dispositions	64	44

Net cash provided by (used in) investing activities	(13,574)	1,879

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Cash flows from financing activities:
Purchase of treasury stock	$(14,220)	$(21,566)
Proceeds from the exercise of common stock purchase warrants	13,157	16,000
Borrowings under revolving line of credit	3,000	—
Proceeds from the exercise of stock options	573	122
Other	17	10

Net cash provided by (used in) financing activities	2,527	(5,434)

Net decrease in cash and cash equivalents	(10,591)	(12,495)
Cash and cash equivalents at beginning of period	53,000	69,733

Cash and cash equivalents at end of period	$42,409	$57,238

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

1. Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the three months ended March 31, 2002 and 2001, revenues from the Company’s Texas markets represented 41% and 46% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001. The consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at March 31, 2002, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year.

Certain prior year amounts have been reclassified to conform with current year presentation.

2. Accounting Policies

Health Insurance Costs

     Effective January 1, 2002, the Company replaced its former health insurance carrier, Aetna, with a network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Although the terms of the Company’s annual contract with United are not finalized, the Company believes that upon contract termination, a final accounting of the plan will be required and that the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. As a result, the Company accounts for this plan using a partially self-funded insurance model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period to determine the existence of any deficit or surplus and record the resulting deficit or surplus as a liability or asset, respectively, on its balance sheet.

Workers’ Compensation Costs

     The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year are less than an amount set forth in the policy. In accordance with Emerging Issues Task Force (“EITF”) Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor to develop those claims to an estimate of the total claims to be incurred related to the policy year.

Property and Equipment

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed or held-for-use when the carrying amount of the asset is not recoverable. The adoption of SFAS No. 144 did not have an impact on the Company's results of operations and/or financial position.

3. Stockholders’ Equity

     On March 6, 2002, American Express Travel Related Services Company, Inc. (“American Express”) exercised warrants to purchase 526,271 shares of common stock at $25 per share. The shares were issued from treasury stock held by the Company. The Company repurchased the 526,271 shares of common stock from American Express for $14.2 million.

     The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock. As of March 31, 2002, the Company has repurchased 3,768,000 shares at a total cost of approximately $54.5 million, including the 526,271 shares repurchased from American Express.

     Subsequent to March 31, 2002, the Company repurchased 150,000 shares of common stock for a total cost of $2.3 million.

4. Net Loss Per Share

     The numerator and denominator used in the calculations of both basic and diluted net loss per share were net loss and the weighted average shares outstanding, respectively. The weighted average shares outstanding for the three months ended March 31, 2002 and 2001 were 27,946,000 and 27,508,000, respectively. For the three months ended March 31, 2002 and 2001, options and common stock purchase warrants to purchase 7,152,000 and 7,363,000 shares of common stock were excluded from the calculation of net loss per share because their assumed exercise would have been anti-dilutive.

5. Marketable Securities

     At March 31, 2002, the Company’s marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. All of the Company’s marketable securities are available to fund the Company’s current operations, except for balances securing the Company’s revolving credit agreement. Unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity.

6. Deposits

     As of March 31, 2002, the Company has made cash security deposits totaling $20 million with its new health insurance carrier, United. The Company will make two additional deposits of $5 million each prior to the first day of July and October 2002.

7. Other Assets

     During the first quarter of 2002, the Company purchased substantially all of the assets of Virtual Growth, Inc. through bankruptcy proceedings for a total cost of $1.4 million. The purchase price was allocated to the assets purchased based on their estimated fair market value at the date of acquisition. The primary assets purchased included computer hardware and software and intellectual property, including capitalized software development costs.

     The Company has an investment in eProsper, Inc. (“eProsper”), a development stage company, totaling $2.6 million at March 31, 2002. The Company is currently in negotiations with eProsper regarding the investment of an additional $500,000 as part of a convertible, preferred stock offering that is expected to raise in excess of $1.5 million. This round of financing would sufficiently fund eProsper’s operations for approximately one year based on its current financial projections. While the Company expects that eProsper will successfully secure this financing, there can be no assurances in this regard. If eProsper were not able to secure this financing, their ability to continue as a going concern would be impaired, and the Company could incur a non-cash charge to write off all or a portion of its investment.

8. Revolving Credit Agreement

     On May 25, 2001, the Company entered into a $21 million revolving credit agreement that expires on November 30, 2002. At the option of the Company, amounts borrowed under the agreement accrue interest at the bank’s prime rate or LIBOR plus 0.45% as determined at the time of the borrowing. The revolving line of credit is 100% secured by cash and marketable securities held in custody by the bank. As of March 31, 2002, the Company has borrowed $16.5 million under the line of credit, the proceeds of which have been used to finance the Company’s construction in progress. Interest expense under the line of credit, which totaled approximately $96,000 for the period ended March 31, 2002, was capitalized to construction in progress.

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

     On November 5, 2001, the Company filed a lawsuit against Aetna US Healthcare (“Aetna”). The Company has asserted claims against Aetna for breach of contract, economic duress, negligent misrepresentation, breach of good faith and fair dealing, and violations of the Texas Insurance Code. The Company has alleged that during the third quarter of 2001, Aetna placed the Company under economic duress by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract. In addition, the Company has alleged that Aetna failed to properly manage the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. While the Company is still in the process of quantifying its damages, it intends to seek damages in excess of $42 million, including approximately $12.7 million related to increased health insurance costs in the third and fourth quarters of 2001.

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated the Employee Retirement Income Security Act, (“ERISA”), breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. On February 20, 2002, the Company received Aetna’s initial disclosures related to the lawsuit and counterclaim, in which Aetna stated its preliminary calculation of damages at approximately $30 million.

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

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co. (“Reliance”), was forced into bankruptcy liquidation. At December 31, 2001, the estimated outstanding claims under the Company’s Reliance policies totaled approximately $8.8 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, several states have provisions that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on net worth. In anticipation of this situation, the Company secured insurance coverage totaling $1.8 million from its current workers’ compensation carrier to cover potential claims returned to the Company related to its Reliance policies. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any potential losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

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

     Both audits raised the issue of the Company’s rights under the Internal Revenue Code (“the Code”) as a co-employer of its worksite employees, including officers and owners of client companies. In conjunction with the 1993 401(k) plan year audit, the IRS Houston District has sought technical advice (the “Technical Advice Request”) from the IRS National Office about whether worksite employee participation in the 401(k) plan violates the exclusive benefit rule under the Code because they are not employees of the Company. The Technical Advice Request contains the conclusions of the IRS Houston District that the 401(k) plan should be disqualified because it covers worksite employees who are not employees of the Company. The Company’s response to the Technical Advice Request refutes the conclusions of the IRS Houston District. With respect to the Market Segment Group study, the Company understands that the issue of whether a PEO and a client company may be treated as co-employers for certain federal tax purposes (the “Industry Issue”) was also referred to the IRS National Office.

     On April 24, 2002, the IRS issued Revenue Procedure 2002-21, which expressly allows PEOs that maintain 401(k) Plans or other defined contribution retirement plans to either establish a multiple employer retirement plan or terminate the plan under certain conditions to prevent the plan from being considered disqualified. The guidance requires PEO plans operated on a calendar year basis, such as the Company’s, to be in operational compliance no later than January 1, 2004. Any eligible plan meeting the implementation deadline will not be treated as violating, or as having violated, the exclusive benefit rule merely as a result of the participation of worksite employees in the plan. This retroactive relief from disqualification for violation of the exclusive benefit rule received for compliance with the guidelines would apply for all periods prior to January 1, 2004. The Company is reviewing the Revenue Procedure and its application to the Company’s 401(k) Plan. However, the Company expects that the changes required by the IRS will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the 2001 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to health and workers’ compensation insurance claims experience, customer bad debts, investments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition - The Company’s revenues are derived from its comprehensive service fees, which are based upon each worksite employee’s gross pay and a markup computed as a percentage of the gross pay. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue based on its analysis of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with the EITF consensus, the Company is deemed to be a principal in its personnel management services because it assumes a significant number of risks as a co-employer of its worksite employees. Among the more significant of those risks is the Company’s assumption of risk for the payment of its direct costs, including the gross pay of its worksite employees, regardless of whether the Company’s clients pay their comprehensive service fees on a timely basis or at all. If the Company were deemed to be an agent in its personnel management services, the Company could be required to record its revenues net of the gross payroll cost component of its comprehensive service fees. In such an event, there would be no effect on the Company’s net income.

•	Benefits costs- Effective January 1, 2002, the Company replaced its former health insurance carrier, Aetna, with a network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Although the terms of the Company’s annual contract with United are not finalized, the Company believes that upon contract termination, a final accounting of the plan will be required and that the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. As a result, the Company accounts for this plan using a partially self-funded insurance model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims were to exceed the IBNR reserves that the Company has funded to United through its health insurance premiums, a deficit in the plan would be incurred and the Company would be required to accrue the additional necessary reserve on its balance sheet, which would increase benefits cost and decrease net income in the period that such determination was made. On the other hand, if the estimated IBNR claims were less than the IBNR reserves the Company has funded to United through its health insurance premiums, a surplus in the plan would be incurred and the Company would record this surplus as prepaid medical costs, which would reduce benefits cost and increase net income in the period that such determination was made.

•	Workers’ compensation costs - The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year are less than an amount set forth in the policy. In accordance with Emerging Issues Task Force (“EITF”) Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor to develop those claims to an estimate of the total claims to be incurred related to the policy year. If the Company’s estimates were to indicate that an additional dividend had been earned, the Company would record a receivable for the amount of that dividend and decrease its workers’ compensation insurance expense, which would increase net income in the period that such determination was made. On the other hand, if the Company’s estimates were to indicate that the amount of its expected dividend receivable had been reduced due to adverse claims experience, the Company would be required to increase its workers’ compensation insurance expense, which would reduce net income in the period that such determination was made.

•	Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company; (ii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based; and (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees, or to require prepayment, letters of credit or other collateral, upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment have historically been very low as a percentage of revenues. However, if the financial condition of the Company’s customers were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Marketable securities - The Company’s investments in marketable securities consist of exchange-traded debt securities which are managed by professional investment management companies. These investment managers are guided by the Company’s investment policy, which is designed to maximize after-tax interest income while preserving its principal investment. As of December 31, 2001, all of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value as determined by the professional investment management companies. In accordance with SFAS No. 115, Accounting for Investments in Certain Debt and Equity Securities, unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in fair value are included in comprehensive income as reported on the Company’s statement of stockholders’ equity. However, changes in the fair value of investments impacts the Company’s net income only when such investments are sold.

•	Property and equipment - The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods following such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed or held-for-use when the carrying amount of an asset is not recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable asset. In addition, the Company would be required to record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset.

•	Investment valuation - The Company has an equity investment in a privately held development stage company whose operations fit within the Company’s strategic focus. This investment is recorded using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. If, based on its review, the Company was to determine that the investment’s estimated fair market value had declined below its carrying value for a reason that was other than temporary, the Company would be required to write down the value of the investment to its estimated fair market value, which would reduce net income in the period that such determination was made.

•	Deferred taxes - The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company was able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period that such determination was made.

•	Contingent liabilities - The Company accrues or discloses contingent liabilities in accordance with SFAS 5, Accounting for Contingencies. SFAS 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to indicate that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made.

Results of Operations

     Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

     The following table presents certain information related to the Company’s results of operations for the three months ended March 31, 2002 and 2001.

	Three months ended
	March 31,
			%
	2002	2001	Change

	(in thousands, except per share and statistical data)
Revenues	$1,149,343	$1,043,419	10.2%
Gross profit	30,577	27,829	9.9%
Operating expenses	40,696	36,332	12.0%
Operating loss	(10,119)	(8,503)	19.0%
Other income	691	1,397	(50.5)%
Net loss	(5,704)	(4,337)	(31.5)%
Diluted net loss per share of common stock	(0.20)	(0.16)	(25.0)%

Statistical Data:
Average number of worksite employees paid per month	73,488	67,460	8.9%
Fee revenue per worksite employee per month	$4,822	$4,798	0.5%
Fee payroll cost per worksite employee per month	3,941	3,960	(0.5)%
Gross markup per worksite employee per month	881	838	5.1%
Gross profit per worksite employee per month	139	138	0.7%
Operating expenses per worksite employee per month	185	180	2.8%
Operating loss per worksite employee per month	(46)	(42)	(9.5)%
Net loss per worksite employee per month	(26)	(21)	(23.8)%

     Revenues

     The Company’s revenues for the three months ended March 31, 2002 increased 10.2% over the same period in 2001 due to an 8.9% increase in the average number of worksite employees paid per month, accompanied by a 0.5% increase in fee revenue per worksite employee per month.

     The Company’s unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through new hires and terminations. During the first quarter of 2002, paid worksite employees from new client sales increased proportionately with the increase in trained sales representatives. Client retention improved slightly over the 2001 period due primarily to a reduction in client company business failure and financial defaults, along with a reduction in client terminations due to cost factors. The net change in existing clients also improved over 2001, although it continued to lessen the Company’s growth rate as terminations in the existing client base exceeded new hires.

     The 0.5% decrease in fee payroll cost per worksite employee per month was primarily due to (i) the addition of clients with worksite employees that had a lower average base pay than the existing client base; and (ii) a slight decrease in the average payroll cost of worksite employees at existing clients as those clients were able to replace terminated personnel with new employees at an average wage level 11% lower than the terminated worksite employees. In addition, for worksite employees active in both the 2001 and 2002 periods, the average pay raise continued to decline. The average pay raise was 2.7% in the 2002 period compared to 9.4% in the 2001 period.

     By region, the Company’s revenue growth over the first quarter of 2001 and revenue distribution for the quarter ended March 31, 2002 were as follows:

	Period ended March 31,			Period ended March 31,

	2002	2001	% Change	2002	2001

		(in thousands)		(% of total revenues)

Northeast	$145,743	$122,871	18.6%	12.7%	11.8%
Southeast	124,117	101,385	22.4%	10.8%	9.7%
Central	177,228	135,925	30.4%	15.4%	13.0%
Southwest	466,105	476,255	(2.1)%	40.5%	45.6%
West	234,336	205,449	14.1%	20.4%	19.7%
Other revenue	1,814	1,535	18.2%	0.2%	0.2%

Total revenue	$1,149,343	$1,043,419		100.0%	100.0%

     Despite strong sales in the southwest region, where 25% of the Company’s sales representatives produced 37% of the worksite employees paid from new sales in the first quarter of 2002, revenues declined by 2.1% as a result of net layoffs during the last half of 2001 and first quarter of 2002, which were at a level significantly higher than those experienced in the Company’s other regions.

     Gross Profit

     Gross profit for the first quarter of 2002 increased 9.9% over the first quarter of 2001, primarily due to the 8.9% increase in the average number of worksite employees paid per month accompanied by a 0.7% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $139 per month in the 2002 period from $138 per month in the 2001 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     The Company achieved its pricing objectives in the first quarter of 2002 as lower state unemployment tax rates offset the effect of rapidly increasing healthcare costs. However, the positive effect of lower state unemployment tax rates will decrease over the remaining quarters of 2002 as worksite employees reach their taxable wage limits, while healthcare costs are expected to continue increasing. While the Company has implemented pricing increases for new and renewing business to match these cost increases in the long-term, the Company expects that its pricing increases will fall short of its expected cost increases until late in the fourth quarter of 2002 at which time all of the Company’s clients will have been renewed under the higher pricing. As a result, the Company expects its gross profit per worksite employee to be less than the levels achieved during 2001 for the second quarter and gradually return to 2001 levels by year-end.

     Gross markup per worksite employee per month increased 5.1% to $881 in the 2002 period versus $838 in the 2001 period. This increase was primarily due to price increases in response to higher health insurance costs.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 6.0% to $739 per worksite employee per month in the 2002 period versus $697 in the 2001 period. The primary components changed as follows:

•	Payroll tax costs - Payroll taxes decreased $7 per worksite employee per month over the first quarter of 2001. The overall cost of payroll taxes as a percentage of payroll cost decreased to 8.46% in the 2002 period from 8.65% in the 2001 period. This decrease was the result of (i) increased bonus payroll cost in the first quarter of 2002, which allowed a larger proportion of the Company’s worksite employees to meet their FICA wage limits earlier in 2002 compared to the 2001 period; and (ii) lower state unemployment tax rates in the 2002 period as compared to 2001 resulting from the Company’s restructuring.

•	Benefits costs - The cost of health insurance and related employee benefits increased $56 per worksite employee per month over the first quarter of 2001 due to an 18.7% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 73.4% in the 2002 period from 72.4% in the 2001 period. The 18.7% increase in cost per covered employee includes the effect of a $2.4 million surplus funded to UnitedHealthcare during the first quarter. See “Critical Accounting Policies and Estimates” on page 15 for a discussion of the Company’s accounting for this policy.

•	Workers’ compensation costs - Workers’ compensation costs decreased $6 per worksite employee per month over the first quarter of 2001, and decreased to 1.12% of fee payroll cost in the 2002 period from 1.27% in the 2001 period. This decrease was the result of an estimated $1.5 million dividend receivable earned under the Company’s workers’ compensation policy dividend feature. See “Critical Accounting Policies and Estimates” on page 16 for a discussion of the Company’s accounting for this policy.

     Gross profit, measured as a percentage of revenue, decreased to 2.66% in the 2002 period from 2.67% in the 2001 period.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,			Three months ended March 31,

	2002	2001	% change	2002	2001	% change

		(in thousands)		(per worksite employee per month)

Salaries, wages and payroll taxes	$18,883	$16,164	16.8%	$86	$80	7.5%
General and administrative expenses	11,977	11,845	1.1%	54	59	(8.5)%
Commissions	3,141	3,133	0.3%	15	16	(6.3)%
Advertising	1,620	1,458	11.1%	7	7	—
Depreciation and amortization	5,075	3,732	36.0%	23	18	27.8%

Total operating expenses	$40,696	$36,332	12.0%	$185	$180	2.8%

     Operating expenses increased 12.0% over the first quarter of 2001 to $40.7 million. Operating expense per worksite employee increased 2.8% to $185 per month in the 2002 period versus $180 in the 2001 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 16.8%, or $6 per worksite employee per month, compared to the 2001 period, primarily due to a 11.7% increase in corporate personnel and a 7.1% increase in the average base pay per corporate employee. The increase in corporate personnel was primarily due to a 17% increase in sales personnel, a 5% increase in service personnel and a 14% increase in other corporate personnel.

•	General and administrative expenses increased 1.1%, but decreased $5 per worksite employee per month, compared to the first quarter of 2001. The decrease on a per worksite employee basis primarily resulted from decreased bad debt expense, professional fees and travel costs.

•	Commissions expense increased 0.3%, but decreased $1 on a per worksite employee per month, over the 2001 period.

•	Advertising costs increased 11.1%, and remained constant on a per worksite employee basis, versus the first quarter of 2001.

•	Depreciation and amortization expense increased 36.0%, or $5 per worksite employee per month, over the 2001 period as a result of the increased capital assets placed in service in the latter half of 2001 and early 2002. These capital assets included (i) computer hardware to expand the Company’s development environment and to enhance the performance and stability of its production environment; (ii) computer software for various corporate needs; (iii) software development costs related to AIMS and the Employee Service Center; (iv) facilities expansion consisting primarily of the Los Angeles Service Center and new sales offices; (v) a corporate aircraft; and (vi) the assets purchased from Virtual Growth, Inc. through bankruptcy proceedings.

     Net Loss

     Other income decreased 50.5% to $691,000, primarily as a result of reduced interest rates on the Company’s marketable securities investments.

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2002 period was consistent with the 2001 period at 39.5%.

     Operating loss and net loss per worksite employee per month increased to $46 and $26 in the 2002 period, versus $42 and $21 in the 2001 period. The Company’s net loss and diluted net loss per share for the quarter ended March 31, 2002 increased to $5.7 million and $0.20, versus $4.3 million and $0.16 for the quarter ended March 31, 2001.

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

     The Company had $90.6 million in cash and cash equivalents and marketable securities at March 31, 2002, of which approximately $44.2 million was payable in April 2002 for withheld federal and state income taxes, employment taxes and other payroll deductions and $21.6 million was payable in April 2002 related to accrued health insurance costs. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, expenditures related to the continued expansion of the Company’s sales, service and technology infrastructure, capital expenditures and the Company’s stock repurchase program. At March 31, 2002, the Company had working capital of $15.2 million compared to $36.6 million at December 31, 2001. This decline was primarily due to capital expenditures of $13.0 million, an additional long-term cash security deposit of $5.0 million with the Company’s new health insurance carrier, UnitedHealthcare, and a $1.1 million net treasury stock repurchase.

     On May 25, 2001, the Company entered into a $21 million revolving credit agreement that expires on November 30, 2002. At the option of the Company, amounts borrowed under the agreement accrue interest at the bank’s prime rate or LIBOR plus 0.45% as determined at the time of the borrowing. The revolving line of credit is 100% secured by cash and marketable securities held in custody by the bank. The line of credit is being used to finance the construction of a new facility at the Company’s Kingwood, Texas headquarters. As of March 31, 2002, the Company had borrowed $16.5 million under its revolving line of credit and had no long-term debt. The Company has not yet determined whether it will seek long-term financing upon the completion of its new facility. However, the Company believes it could obtain such financing at commercially reasonable rates.

     Cash Flows From Operating Activities

     The $9.4 million increase in net cash provided by operating activities was primarily the result of the timing of payroll tax payments surrounding the December 31 and March 31 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the occurrence of holidays on or immediately following a period end. Another factor in the Company’s cash flow from operations was the timing of payments related to the Company’s health and workers’ compensation insurance policies, although the impacts of these items largely offset each other.

     Cash Flows From Investing Activities

     Capital expenditures during the 2002 period primarily related to (i) building improvements and furniture and fixtures at the Company’s new Los Angeles Service Center, sales offices and corporate headquarters to accommodate the Company’s expansion plans, including $2.1 million related to the construction of new facilities at the Company’s corporate headquarters; (ii) a corporate aircraft; (iii) the acquisition of VGI assets through bankruptcy proceedings; and (iv) computer hardware and software.

     Cash Flows From Financing Activities

     Cash flows from financing activities primarily related to the repurchase of $14.2 million in treasury stock, which was partially offset by $13.2 million in proceeds from the exercise of common stock purchase warrants by American Express. The Company also borrowed $3 million under its revolving line of credit agreement.

Other Matters

     Investments in Other Companies

     The Company has an investment in eProsper, Inc. (“eProsper”), a development stage company, totaling $2.5 million at March 31, 2002. The Company is currently in negotiations with eProsper regarding the investment of an additional $500,000 as part of a convertible, preferred stock offering that is expected to raise in excess of $1.5 million. This round of financing would sufficiently fund eProsper’s operations for approximately one year based on its current financial projections. While the Company expects that eProsper will successfully secure this financing, there can be no assurances in this regard. If eProsper were not able to secure this financing, their ability to continue as a going concern would be impaired, and the Company could incur a non-cash charge to write off all or a portion of its investment.

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

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments including the ongoing audit of the Company’s 401(k) plan and related compliance issues, and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including increases in health insurance premiums, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iii) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure; (v) the Company’s ability to effectively implement its eBusiness strategy; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing agreements with American Express and other companies; (vii) the potential for impairment of investments in other companies; and (viii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies. These factors are discussed in detail in the Company’s 2001 annual report on Form 10-K. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     See notes to financial statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date:	May 14, 2002	By:	/s/ Richard G. Rawson Richard G. Rawson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 14, 2002	By:	/s/ Douglas S. Sharp Douglas S. Sharp Vice President, Finance (Principal Accounting Officer)