Form 10-Q
period 2002-06-30
ADMINISTAFF INC \DE\
filed 2002-08-14
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes       No

     As of August 7, 2002, 27,822,321 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I
Item 1. Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
PART II
ITEM 1. LEGAL PROCEEDINGS.
Credit Agreement dated 6/25/2002
3rd Amend. to Marketing Agreement
Minimum Premium Financial Agreement
Minimum Premium Administrative Services Agmt.
Amended Security Deposit Agreement

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$44,361	$53,000
Marketable securities	15,143	47,961
Accounts receivable:
Trade	700	4,314
Unbilled	73,338	70,206
Other	2,333	1,440
Prepaid insurance	9,214	244
Other current assets	11,708	3,495
Notes receivable from employees	—	694
Income taxes receivable	5,274	—
Deferred income taxes	612	767

Total current assets	162,683	182,121
Property and equipment:
Land	2,920	2,920
Buildings and improvements	19,612	18,274
Computer hardware and software	45,342	39,723
Software development costs	15,803	15,072
Furniture and fixtures	22,992	20,666
Vehicles and aircraft	6,676	2,372
Construction in progress	22,762	14,272

	136,107	113,299
Accumulated depreciation and amortization, net	(51,328)	(41,405)

Total property and equipment	84,779	71,894
Other assets:
Deposits	21,613	15,627
Other assets	5,721	4,361

Total other assets	27,334	19,988

Total assets	$274,796	$274,003

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2002	2001

	(Unaudited)
Current liabilities:
Accounts payable	$2,696	$4,332
Payroll taxes and other payroll deductions payable	38,407	43,694
Accrued worksite employee payroll expense	83,570	68,964
Accrued health insurance costs	3,364	1,326
Revolving line of credit	21,000	13,500
Other accrued liabilities	10,063	13,161
Income taxes payable	—	535

Total current liabilities	159,100	145,512
Noncurrent liabilities:
Deferred income taxes	4,829	5,556

Total noncurrent liabilities	4,829	5,556
Commitments and contingencies
Stockholders’ equity:
Common stock	309	308
Additional paid-in capital	102,919	95,114
Treasury stock, at cost	(44,243)	(33,467)
Accumulated other comprehensive income, net of tax	94	324
Retained earnings	51,788	60,656

Total stockholders’ equity	110,867	122,935

Total liabilities and stockholders’ equity	$274,796	$274,003

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Revenues	$1,160,930	$1,044,776	$2,310,273	$2,088,195
Direct costs:
Salaries and wages of worksite employees	955,786	869,821	1,909,047	1,742,101
Benefits and payroll taxes	168,588	133,416	334,093	276,726

Gross profit	36,556	41,539	67,133	69,368
Operating expenses:
Salaries, wages and payroll taxes	19,577	16,818	38,460	32,982
General and administrative expenses	13,052	11,071	25,029	22,916
Commissions	2,943	2,914	6,084	6,047
Advertising	1,669	1,849	3,289	3,307
Depreciation and amortization	5,288	4,108	10,363	7,840

	42,529	36,760	83,225	73,092

Operating income (loss)	(5,973)	4,779	(16,092)	(3,724)
Other income:
Interest income	441	965	1,176	2,359
Other, net	304	439	260	442

	745	1,404	1,436	2,801

Income (loss) before income taxes	(5,228)	6,183	(14,656)	(923)
Income tax expense (benefit)	(2,064)	2,409	(5,788)	(360)

Net income (loss)	$(3,164)	$3,774	$(8,868)	$(563)

Basic net income (loss) per share of common stock	$(0.11)	$0.14	$(0.32)	$(0.02)

Diluted net income (loss) per share of common stock	$(0.11)	$0.13	$(0.32)	$(0.02)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2002
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2001	30,776	$308	$95,114	$(33,467)	$324	$60,656	$122,935
Purchase of treasury stock	—	—	—	(17,088)	—	—	(17,088)
Exercise of common stock purchase warrants	—	—	6,952	6,205	—	—	13,157
Exercise of stock options	59	1	742	—	—	—	743
Sale of common stock to Administaff Employee Stock Purchase Plan	4	—	109	—	—	—	109
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(11)	88	—	—	77
Other	—	—	13	19	—	—	32
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(54)	—	(54)
Realized gain	—	—	—	—	(176)	—	(176)
Net loss	—	—	—	—	—	(8,868)	(8,868)

Comprehensive loss							(9,098)

Balance at June 30, 2002	30,839	$309	$102,919	$(44,243)	$94	$51,788	$110,867

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(8,868)	$(563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,527	7,852
Bad debt expense	729	1,354
Deferred income taxes	(423)	(178)
Gain on the disposition of assets	(255)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(1,140)	1,543
Prepaid insurance	(8,970)	2,835
Other current assets	(3,729)	305
Other assets	(6,906)	639
Accounts payable	(1,636)	1,231
Payroll taxes and other payroll deductions payable	(6,788)	(18,772)
Accrued worksite employee payroll expense	14,606	2,757
Accrued health insurance costs	2,038	—
Other accrued liabilities	(3,098)	5,619
Income taxes payable/receivable	(5,809)	(4,736)

Total adjustments	(10,854)	440

Net cash used in operating activities	(19,722)	(123)
Cash flows from investing activities:
Marketable securities:
Purchases	(9,638)	(35,274)
Proceeds from maturities	20,113	34,445
Proceeds from dispositions	22,091	8,600
Cash exchanged for note receivable	(2,983)	—
Property and equipment:
Purchases	(14,098)	(11,467)
Construction in progress	(8,490)	—
Investment in software development costs	(732)	(2,137)
Proceeds from dispositions	96	83
Investment in other companies	(500)	—

Net cash provided by (used in) investing activities	5,859	(5,750)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2002	2001

Cash flows from financing activities:
Purchase of treasury stock	$(17,088)	$(21,566)
Proceeds from the exercise of common stock purchase warrants	13,157	16,000
Borrowings under revolving line of credit	7,500	500
Proceeds from the exercise of stock options	743	475
Loans to employees	694	—
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	186	—
Other	32	43

Net cash provided by (used in) financing activities	5,224	(4,548)

Net decrease in cash and cash equivalents	(8,639)	(10,421)
Cash and cash equivalents at beginning of period	53,000	69,733

Cash and cash equivalents at end of period	$44,361	$59,312

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

1. Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the six months ended June 30, 2002 and 2001, revenues from the Company’s Texas markets represented 41% and 46% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001. The consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at June 30, 2002, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended June 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year.

     Certain prior year amounts have been reclassified to conform with current year presentation.

2. Accounting Policies

     The following accounting policies reflect only new or modified accounting policies the Company has adopted during 2002, as a result of new contractual arrangements or the adoption of newly issued accounting pronouncements.

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Cigna and Blue Cross and Blue Shield of Georgia, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within a 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. As a result, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period to determine the existence of any accumulated deficit or surplus. Any resulting accumulated deficit or surplus is recorded as a liability or asset, respectively, on its balance sheet. As of June 30, 2002, the Company has recorded an estimated accumulated deficit liability of approximately $175,000.

Workers’ Compensation Costs

     The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year are less than an amount set forth in the policy. In accordance with Emerging Issues Task Force (“EITF”) Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. As of June 30, 2002, a $1.5 million estimated dividend receivable has been recorded as a long-term asset.

Cash and Cash Equivalents

     Cash and cash equivalents include bank deposits and short-term investments with original maturities of three months or less at the date of purchase. All of the Company’s cash and cash equivalents are available to fund the Company’s current operations, except for minimum balances required under the Company’s revolving credit agreement.

Marketable Securities

     At June 30, 2002, the Company’s marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. All of the Company’s marketable securities are available to fund the Company’s current operations, except for minimum balances required under the Company’s revolving credit agreement. Unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity.

Property and Equipment

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires than an impairment loss be recognized for assets to be disposed or held-for-use when the carrying amount of the asset is not recoverable. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial position.

3. Property and Equipment

     During the first quarter of 2002, the Company purchased substantially all of the assets of Virtual Growth, Inc. through bankruptcy proceedings for a total cost of $1.6 million. The purchase price was allocated to the assets purchased based on their estimated fair market value at the date of acquisition. The primary assets purchased included computer hardware and software and intellectual property, including capitalized software development costs.

4. Deposits

     As of June 30, 2002, the Company has made cash security deposits totaling $20 million with its primary health insurance carrier, United. The Company’s contract with United provides for an additional deposit of $5 million to be made prior to September 30, 2002. Unless amended in writing by the parties, beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year. In the event of a default or termination of the Company’s contract with United, a default pursuant to the revolving credit agreement or the reduction of the Company’s current ratio to an amount below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

5. Other Assets

     The Company has an investment in eProsper, Inc. (“eProsper”), a development stage company, totaling $3.1 million at June 30, 2002, including a $500,000 investment that was made in April 2002 in connection with eProsper’s $1.5 million convertible preferred stock offering. This investment is recorded under the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. If, based on its review, the Company were to determine that the investment’s estimated fair market value had declined below its carrying value for a reason that was other than temporary, the Company would be required to write down the value of the investment to its estimated fair market value in the period such determination was made.

6. Revolving Credit Agreement

     On June 25, 2002, the Company entered into a $30 million revolving credit agreement that expires on December 23, 2002, replacing its former $21 million cash-secured line of credit. As of June 30, 2002, the Company has borrowed $21 million under this credit agreement, the proceeds of which have been used to finance the construction of a new facility at the Company’s corporate headquarters. Amounts borrowed under the credit agreement accrue interest based on a rate determined at the time of borrowing (weighted average rate of 2.4% at June 30, 2002). As of June 30, approximately $275,000 of interest expense related to the current and former credit agreements have been capitalized as part of construction in progress. Borrowings under the revolving credit agreement are secured by real estate and related improvements at the Company’s headquarters, a corporate-owned aircraft and a third party note receivable. Under the terms of the agreement, the Company is required to maintain daily cash and marketable securities balances, held in custody by Morgan Stanley and JPMorgan Chase Bank, totaling at least $7.5 million through August 2002. As of June 30, 2002, the balance in these accounts was $19.5 million. The minimum required balances increase to $12 million and $15 million in September 2002 and November 2002. Additionally, the Company is required to maintain a ratio of funded debt to consolidated EBITDA for the most recent twelve month period of 1.5 to 1.0.

7. Stockholders’ Equity

     On March 6, 2002, American Express Travel Related Services Company, Inc. (“American Express”) exercised warrants to purchase 526,271 shares of common stock at $25 per share. The shares were issued from treasury stock held by the Company. The Company repurchased the 526,271 shares of common stock from American Express for $27.02 per share at a total cost of $14.2 million.

     The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock. As of June 30, 2002, the Company has repurchased

3,968,000 shares at a total cost of approximately $57.4 million, including the 526,271 shares repurchased from American Express.

8. Net Income (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Basic net income per share – weighted average shares outstanding	27,905	27,355	27,925	27,432
Effect of dilutive securities:
Common stock options – treasury stock method	—	1,181	—	—

	—	1,181	—	—

Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	27,905	28,536	27,925	27,432

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	7,099	4,277	7,126	7,390

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

State Unemployment Taxes

     In January 2002, as a result of a corporate restructuring plan, Administaff filed for a partial transfer of compensation experience used to determine unemployment tax rates with nine states, including Texas. The Company estimated and recorded its unemployment tax expense during the first six months of 2002 using tax rates in those states that were based on its expectation that these partial transfer applications would be approved. All states have approved the Company’s applications with the exception of Texas. Pending completion of the approval process, Administaff has paid its unemployment taxes to the State of Texas at the higher new employer rate as required. The Company, however, has continued to record its expense at the expected lower rate and has recorded a current asset totaling approximately $6 million for the refund expected to be received upon approval of the application. In June 2002, the Company received an initial determination from the Texas Workforce Commission (“TWC”) that its partial transfer application was denied. The Company is vigorously pursuing an appeal of this ruling with the TWC. At this time, in the opinion of the Company’s outside counsel, it is more likely than not that the Company will ultimately succeed in having its application approved. If facts or events were to indicate that it was probable that Administaff’s application would ultimately be denied, the Company would be required to recognize this asset as additional payroll tax expense in the period of such determination.

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

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated the Employee Retirement Income Security Act (“ERISA”), breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. On February 20, 2002, the Company received Aetna’s initial disclosures related to the lawsuit and counterclaim, in which Aetna stated its preliminary calculation of damages at approximately $30 million.

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

Workers’ Compensation Insurance

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co. (“Reliance”), was forced into bankruptcy liquidation. At December 31, 2001, the estimated outstanding claims under these policies totaled approximately $8.8 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, several states have provisions that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on net worth. In anticipation of this situation, the Company secured insurance coverage totaling $1.8 million from its current workers’ compensation insurance carrier to cover potential claims returned to the Company. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any potential losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

401(k) Plan

     On May 21, 2002, Administaff entered into a Closing Agreement with the Internal Revenue Service (“IRS”) related to an audit of its 401(k) Plan for the year ended December 31, 1993. The agreement recognizes and preserves Administaff’s ability to maintain its current plan structure through December 31, 2003. As a result of the agreement, the IRS has closed its audit of the plan and granted full relief from retroactive disqualification on the exclusive benefit rule issue raised during the audit. For periods after December 31, 2003, the Company intends to comply with IRS Revenue Procedure 2002-21, which was issued on April 24, 2002 and provides guidance regarding the operation of defined contribution plans by PEOs. The Company expects that the required changes to the plan will not have a material adverse effect on its financial condition or results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the 2001 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to health and workers’ compensation insurance claims experience, customer bad debts, investments, income taxes, and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition – The Company’s revenues are derived from its comprehensive service fees, which are based upon each worksite employee’s gross pay and a markup computed as a percentage of the gross pay. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue based on its analysis of EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with the EITF consensus, the Company is deemed to be a principal in its personnel management services because it assumes a significant number of risks as a co-employer of its worksite employees. Among the more significant of those risks is the Company’s assumption of risk for the payment of its direct costs, including the gross pay of its worksite employees, regardless of whether the Company’s clients pay their comprehensive service fees on a timely basis or at all. If the Company were deemed to be an agent in its personnel management services, the Company could be required to record its revenues net of the gross payroll cost component of its comprehensive service fees. In such an event, there would be no effect on the Company’s net income.

•	Benefits costs – The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Cigna and Blue Cross and Blue Shield of Georgia, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United which totaled $20 million at June 30, 2002. As a result, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees are collectively greater than the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would be required to accrue the additional necessary liability on its balance sheet, which would increase benefits expense and decrease net income in the period that such determination was made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees are collectively less than the premiums paid to United, an accumulated surplus in the plan would be incurred and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such determination was made. The Company’s second quarter 2002 benefits expense includes the effect of a $2.4 million increase in the incurred but not reported (“IBNR”) component of the United plan, pertaining to a change in estimated health insurance claims resulting from a higher than expected level of claims paid during the second quarter that were incurred in the first quarter. As of June 30, 2002, the Company has estimated an IBNR component at approximately $32 million, which resulted in the Company recording an estimated accumulated deficit liability of approximately $175,000. For the six months ended June 30, 2002, the Company’s total United Plan costs were approximately $135 million.

•	State unemployment taxes – The Company records its state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. In the first quarter of each calendar year, the Company must estimate its expected tax rate in those states for which tax rate notices have not been received. The need for such estimates was increased in 2002 due to a corporate restructuring plan completed in January 2002. In conjunction with the restructuring, the Company filed for a partial transfer of compensation experience with nine states, including Texas. The partial transfers, once approved, were expected to result in an assigned rate in these states that was significantly lower than the standard rates typically assigned to newly registered companies.

The Company estimated and recorded its unemployment tax expense during the first six months of 2002 using tax rates in these states that were based on its expectation that these partial transfer applications would be approved. All states have approved the Company’s applications with the exception of Texas. Pending completion of the approval process, the Company has paid its unemployment taxes to the State of Texas at the higher new employer rate as required. The Company, however, has continued to record its unemployment tax expense at the expected lower rate and has recorded an asset totaling approximately $6 million for the refund expected to be received upon approval of the application. In June 2002, the Company received an initial determination from the Texas Workforce Commission (“TWC”) that its partial transfer application was denied. The Company is vigorously pursuing an appeal of the ruling with the

TWC. As this time, in the opinion of the Company’s outside counsel, it is more likely than not that the Company will ultimately succeed in having its application approved. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has assessed the degree of probability of an unfavorable outcome of its appeal with the TWC as reasonably possible, but not probable. If facts or events were to indicate that is was probable the Company’s application would ultimately be denied, the Company would be required to recognize this $6 million asset as additional payroll tax expense in the period of such determination.

•	Workers’ compensation costs – The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for the policy year are less than an amount set forth in the policy. In accordance with Emerging Issues Task Force (“EITF”) Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. If the Company’s estimates were to indicate that an additional dividend had been earned, the Company would be required to record a receivable for the amount of that dividend and decrease its workers’ compensation insurance expense, which would increase net income in the period that such determination was made. On the other hand, if the Company’s estimates were to indicate that the amount of any recorded dividend receivable had been reduced due to greater than anticipated claims experience, the Company would be required to increase its workers’ compensation insurance expense, which would reduce net income in the period that such determination was made. As of June 30, 2002, the Company has recorded a long-term asset totaling $1.5 million related to this dividend feature. This estimated dividend receivable was unchanged during the second quarter of 2002.

•	Allowance for doubtful accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company; (ii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based; and (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees, or to require prepayment, letters of credit or other collateral, upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts

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

•	Marketable securities – The Company’s investments in marketable securities consist of exchange-traded debt securities which are managed by professional investment management companies. These investment managers are guided by the Company’s investment policy, which is designed to maximize after-tax interest income while preserving its principal investment. As of December 31, 2001, all of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value as determined by the professional investment management companies. In accordance with SFAS No. 115, Accounting for Investments in Certain Debt and Equity Securities, unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in fair value are included in comprehensive income as reported on the Company’s statement of stockholders’ equity. However, changes in the fair value of investments impacts the Company’s net income only when such investments are sold.

•	Property and equipment – The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods following such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is not recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable asset. In addition, the Company would be required to record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset.

•	Investment valuation – The Company has an equity investment in a privately held development stage company whose operations fit within the Company’s strategic focus. This investment is recorded using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. If, based on its review, the Company were to determine that the investment’s estimated fair market value had declined below its carrying value for a reason that was other than temporary, the Company would be required to write down the value of the investment to its estimated fair market value which would reduce net income in the period that such determination was made.

•	Deferred taxes – The Company’s deferred tax assets are reported at the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company was able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period that such determination was made. At June 30, 2002, the Company has recorded a deferred tax asset valuation allowance of $1.4 million related to a long-term capital loss generated from the write-off of the Company’s investment in VGI during 2001.

•	Contingent liabilities – The Company accrues or discloses contingent liabilities in accordance with SFAS No. 5, which requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. Contingent liabilities that are considered reasonably possible to occur require financial statement disclosure, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to indicate that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made. For a discussion of certain contingent liabilities that may affect the Company, see Note 9 to the Consolidated Unaudited Financial Statements.

Results of Operations

     Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001.

     The following table presents certain information related to the Company’s results of operations for the three months ended June 30, 2002 and 2001.

	Three months ended
	June 30,
			%
	2002	2001	Change

	(in thousands, except per share and statistical data)
Revenues	$1,160,930	$1,044,776	11.1%
Gross profit	36,556	41,539	(12.0)%
Operating expenses	42,529	36,760	15.7%
Operating income (loss)	(5,973)	4,779	(225.0)%
Other income	745	1,404	(46.9)%
Net income (loss)	(3,164)	3,774	(183.8)%
Diluted net income (loss) per share of common stock	(0.11)	0.13	(184.6)%
Statistical Data:
Average number of worksite employees paid per month	76,477	67,878	12.7%
Fee revenue per worksite employee per month	$4,826	$4,871	(0.9)%
Fee payroll cost per worksite employee per month	3,940	4,021	(2.0)%
Gross markup per worksite employee per month	886	850	4.2%
Gross profit per worksite employee per month	159	204	(22.1)%
Operating expenses per worksite employee per month	185	181	2.2%
Operating income (loss) per worksite employee per month	(26)	23	(213.0)%
Net income (loss) per worksite employee per month	(14)	19	(173.7)%

     Revenues

     The Company’s revenues for the three months ended June 30, 2002 increased 11.1% over the same period in 2001 due to a 12.7% increase in the average number of worksite employees paid per month, partially offset by a 0.9% decrease in fee revenue per worksite employee per month.

     The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through new hires and layoffs. During the second quarter of 2002, paid worksite employees from new client sales increased proportionately with the increase in trained sales representatives. Client retention improved over the 2001 period due primarily to a reduction in client company business failures and financial defaults, along with a reduction in client-elected terminations driven by cost factors. The net change in existing clients also improved over the 2001 period as new hires were level with layoffs during the 2002 period.

     The 2.0% decrease in fee payroll cost per worksite employee per month was primarily due to (i) the addition of new clients with worksite employees that had a lower average base pay than the existing client base; and (ii) a slight decrease in the average payroll cost of worksite employees at existing clients which was driven by the replacement of terminated personnel with new employees at an average wage level 6% lower than the terminated worksite employees. In addition, for worksite employees active in both the 2001 and 2002 periods, the average pay raise continued to decline. The average pay raise was 2.4% in the 2002 period compared to 8.0% in the 2001 period.

     By region, the Company’s revenue growth over the second quarter of 2001 and revenue distribution for the quarter ended June 30, 2002 were as follows:

	Three months ended June 30,			Three months ended June 30,

	2002	2001	% Change	2002	2001

	(in thousands)			(% of total revenues)
Northeast	$148,666	$113,114	31.4%	12.8%	10.8%
Southeast	128,687	100,888	27.6%	11.1%	9.7%
Central	166,145	141,688	17.3%	14.3%	13.5%
Southwest	476,081	484,765	(1.8)%	41.0%	46.4%
West	239,564	202,551	18.3%	20.6%	19.4%
Other revenue	1,787	1,770	1.0%	0.2%	0.2%

Total revenue	$1,160,930	$1,044,776	11.1%	100.0%	100.0%

     In the southwest region, where 25% of the Company’s sales representatives produced 36% of the worksite employees paid from new client sales in the second quarter of 2002, revenues declined by 1.8%. The decline was a result of layoffs exceeding new hires during the last half of 2001 and first half of 2002, which were at a level significantly higher than those experienced in the Company’s other regions.

     Gross Profit

     Gross profit for the second quarter of 2002 decreased 12.0% to $36.6 million compared to the second quarter of 2001. Gross profit per worksite employee decreased 22.1% to $159 per month in the 2002 period from $204 per month in the 2001 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     The company failed to achieve its pricing objectives in the second quarter of 2002 due to rapidly increasing health insurance costs. The Company has implemented immediate pricing increases in response to health insurance cost increases. However, due to annual contract limitations, pricing for existing customers can only be increased upon contract renewal. Accordingly, the Company expects that its pricing objectives will not be achieved until 2003. As a result, the Company expects its gross profit per worksite employee to be less than the levels achieved during 2001 for the remainder of 2002 and that gross profit per worksite employee will gradually return to 2001 levels during 2003. However, changes in health insurance claim trends which underlie the Company’s direct costs could enhance or hinder the Company’s ability to meet its pricing objectives.

     Gross markup per worksite employee per month, which represents the Company revenues less the payroll cost of worksite employees, increased 4.2% to $886 in the 2002 period versus $850 in the 2001 period. This increase was primarily the result of price increases in response to higher health insurance costs, which were partially offset by the lower average payroll per worksite employee.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 12.2% to $735 per worksite employee per month in the 2002 period versus $655 in the 2001 period. The primary components changed as follows:

•	Payroll tax costs – Payroll taxes decreased $8 per worksite employee per month over the second quarter of 2001. The overall cost of payroll taxes as a percentage of payroll cost decreased to 7.40% in the 2002 period from 7.41% in the 2001 period. The results reflect the effects of the Company’s corporate restructuring completed in January 2002. The Company estimated and recorded its state unemployment tax expense during the first six months of the 2002 using tax rates in certain states, including Texas, that were based on its expectation that a partial transfer application, resulting from its restructuring, would be approved. The Company has received an initial determination from Texas that its partial transfer application was denied and is now vigorously pursing an appeal. See “Critical Accounting Policies and Estimates” on page 16 for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased $89 per worksite employee per month over the second quarter of 2001. This increase is due to a 28.1% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 74.4% in the 2002 period from 72.1% in the 2001 period. The 28.1% increase in cost per covered employee includes the effect of a $2.4 million increase in the incurred but not reported (“IBNR”) component of the United plan, pertaining to a change in estimated health insurance claims resulting from a higher than expected level of claims paid during the second quarter that were incurred in the first quarter. As of June 30, 2002, the Company has recorded an estimated accumulated deficit liability of approximately $175,000 related to the Company’s health insurance plan with United. See “Critical Accounting Policies and Estimates” on page 16 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs remained consistent on a per worksite employee per month basis over the second quarter of 2001, and increased to 1.26% of fee payroll cost in the 2002 period from 1.24% in the 2001 period. The Company’s estimated dividend receivable under the policy’s dividend feature remained unchanged in the second quarter. See “Critical Accounting Policies and Estimates” on page 16 for a discussion of the Company’s accounting for workers’ compensation costs.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2002 and 2001.

	Three months ended June 30,			Three months ended June 30,

	2002	2001	% change	2002	2001	% change

	{(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$19,577	$16,818	16.4%	$85	$83	2.4%
General and administrative expenses	13,052	11,071	17.9%	57	55	3.6%
Commissions	2,943	2,914	1.0%	13	14	(7.1)%
Advertising	1,669	1,849	(9.7)%	7	9	(22.2)%
Depreciation and amortization	5,288	4,108	28.7%	23	20	15.0%

Total operating expenses	$42,529	$36,760	15.7%	$185	$181	2.2%

     Operating expenses increased 15.7% over the second quarter of 2001 to $42.5 million. Operating expense per worksite employee increased 2.2% to $185 per month in the 2002 period versus $181 in the 2001 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 16.4%, or $2 per worksite employee per month, compared to the 2001 period, primarily due to a 9.7% increase in corporate personnel and a 4.9% increase in the average base pay per corporate employee. The increase in corporate personnel was primarily due to a 7.9% increase in sales personnel, a 4.4% increase in service personnel, a 36.5% increase in benefits personnel, 10.5% increase in other corporate personnel and the initial staffing of Administaff Financial Management Services, the Company’s wholly-owned subsidiary providing Web-based financial accounting services.

•	General and administrative expenses increased 17.9%, or $2 per worksite employee per month, compared to the second quarter of 2001, primarily due to increased rent and facilities costs.

•	Commissions expense increased 1.0%, but decreased $1 per worksite employee per month, over the 2001 period.

•	Advertising costs decreased 9.7%, or $2 on a per worksite employee basis, versus the second quarter of 2001 due to a reduction in radio advertising in the Company’s major markets.

•	Depreciation and amortization expense increased 28.7%, or $3 per worksite employee per month, over the 2001 period as a result of the increased capital assets placed in service in the latter half of 2001 and first half of 2002. These capital assets included (i) computer hardware to expand the Company’s development environment and to enhance the performance and stability of its production environment; (ii) computer software for various corporate needs; (iii) software development costs related to the Company’s propriety PEO information system, AIMS, and web-based service delivery platform, the Employee Service Center; (iv) facilities expansion, consisting primarily of the Los Angeles Service Center and new sales offices; (v) a corporate-owned aircraft; and (vi) the purchase of assets from Virtual Growth, Inc. (“VGI”) through bankruptcy proceedings.

     Net Loss

     Other income decreased 46.9% to $745,000, primarily due to lower interest rates, combined with reduced levels of cash and marketable securities resulting from the Company’s operating loss and capital expenditures.

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2002 period was consistent with the 2001 period at 39.5%.

     Operating loss and net loss per worksite employee per month was $26 and $14 in the 2002 period, versus operating income and net income of $23 and $19 in the 2001 period. The Company’s net loss and diluted net loss per share for the quarter ended June 30, 2002 was $3.2 million and $0.11, versus net income and diluted net income per share of $3.8 million and $0.13 for the quarter ended June 30, 2001.

     Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001.

     The following table presents certain information related to the Company’s results of operations for the six months ended June 30, 2002 and 2001.

	Six months ended
	June 30,
			%
	2002	2001	Change

	(in thousands, except per share and statistical data)
Revenues	$2,310,273	$2,088,195	10.6%
Gross profit	67,133	69,368	(3.2)%
Operating expenses	83,225	73,092	13.9%
Operating loss	(16,092)	(3,724)	(332.1)%
Other income	1,436	2,801	(48.7)%
Net loss	(8,868)	(563)	(1,475.1)%
Diluted net loss per share of common stock	(0.32)	(0.02)	(1,500.0)%
Statistical Data:
Average number of worksite employees paid per month	74,982	67,669	10.8%
Fee revenue per worksite employee per month	$4,824	$4,835	(0.2)%
Fee payroll cost per worksite employee per month	3,940	3,991	(1.3)%
Gross markup per worksite employee per month	884	844	4.7%
Gross profit per worksite employee per month	149	171	(12.9)%
Operating expenses per worksite employee per month	185	180	2.8%
Operating loss per worksite employee per month	(36)	(9)	(300.0)%
Net loss per worksite employee per month	(20)	(1)	(1,900.0)%

     Revenues

     The Company’s revenues for the six months ended June 30, 2002 increased 10.6% over the same period in 2001 due to a 10.8% increase in the average number of worksite employees paid per month, partially offset by a 0.2% decrease in fee revenue per worksite employee per month.

     The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through new hires and layoffs. During the first half of 2002, paid worksite employees from new client sales increased proportionately with the increase in trained sales representatives. Client retention improved over the 2001 period due primarily to a reduction in client company business failures and financial defaults, along with a reduction in client-elected terminations. The net change in existing clients also improved over 2001, although it continued to lessen the Company’s growth rate as layoffs in the existing client base exceeded new hires, primarily in the first quarter of 2002.

     The 1.3% decrease in fee payroll cost per worksite employee per month was primarily due to (i) the addition of new clients with worksite employees that had a lower average base pay than the existing client base; and (ii) a slight decrease in the average payroll cost of worksite employees at existing clients, which was driven by the replacement of terminated personnel with new employees at a lower average wage level than the terminated worksite employees. In addition, for worksite employees active in both the 2001 and 2002 periods, the average pay raise continued to decline from the levels experienced in the 2001 period.

     By region, the Company’s revenue growth over the first half of 2001 and revenue distribution for the six months ended June 30, 2002 were as follows:

	Period ended June 30,			Period ended June 30,

	2002	2001	% Change	2002	2001

	(in thousands)			(% of total revenues)
Northeast	$294,408	$235,983	24.8%	12.7%	11.3%
Southeast	252,804	202,273	25.0%	10.9%	9.7%
Central	343,372	277,612	23.7%	14.9%	13.3%
Southwest	942,186	961,020	(2.0)%	40.8%	46.0%
West	473,900	408,000	16.2%	20.5%	19.5%
Other revenue	3,603	3,307	9.0%	0.2%	0.2%

Total revenue	$2,310,273	$2,088,195	10.6%	100.0%	100.0%

     Despite strong sales in the southwest region, where 26.0% of the Company’s sales representatives produced 41.0% of the worksite employees paid from new sales in the first six months of 2002, revenues declined by 2.0%. The decline was a result of layoffs exceeding new hires during the last half of 2001 and first half of 2002, which were at a level significantly higher than those experienced in the Company’s other regions.

     Gross Profit

     Gross profit for the first half of 2002 decreased 3.2% to $67.1 million compared to the first half of 2001. Gross profit per worksite employee decreased 12.9% to $149 per month in the 2002 period from $171 per month in the 2001 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     The company failed to achieve its pricing objectives in the 2002 period due to rapidly increasing health insurance costs. The Company has implemented immediate pricing increases for new business to match the health insurance cost increases. However, due to annual contract limitations, pricing for existing customers can only be increased upon contract renewal. Accordingly, the Company expects that its pricing objectives will not be achieved until 2003. As a result, the Company expects its gross profit per worksite employee to be less than the levels achieved during 2001 for the remainder of 2002 and that gross profit per worksite employee will gradually return to 2001 levels during 2003. However, changes in health insurance claims trends which underlie the Company’s direct costs could enhance or hinder the Company’s ability to meet its pricing objectives.

     Gross markup per worksite employee per month, which represents the Company revenues less the payroll cost of worksite employees, increased 4.7% to $884 in the 2002 period versus $844 in the 2001 period. This increase was primarily the result of price increases in response to higher health insurance costs, which were partially offset by the lower average payroll per worksite employee.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 9.0% to $743 per worksite employee per month in the 2002 period versus $682 in the 2001 period. The primary components changed as follows:

•	Payroll tax costs – Payroll taxes decreased $8 per worksite employee per month over the first half of 2001. The overall cost of payroll taxes as a percentage of payroll cost decreased to 7.93% in the 2002 period from 8.03% in the 2001 period. This decrease was the result of (i) increased bonus payroll cost in the first quarter of 2002, which allowed a larger proportion of the Company’s worksite employees to meet their FICA wage limits earlier in 2002 compared to the 2001 period; and (ii) lower state unemployment tax rates in the 2002 period as compared to 2001 resulting from the Company’s restructuring. The Company estimated and recorded its unemployment tax expense during the first six months of the 2002 using tax rates in certain states, including Texas, that were based on its expectation that a partial transfer application, resulting from its restructuring, would be approved. The Company has received an initial determination from Texas that its partial transfer application was denied and is now vigorously pursing an appeal. See “Critical Accounting Policies and Estimates” on page 16, for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased $73 per worksite employee per month over the first half of 2001 due to an 23.6% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 73.9% in the 2002 period from 72.3% in the 2001 period. As of June 30, 2002, the Company has recorded an estimated accumulated deficit liability of approximately $175,000 relating to the Company’s health insurance plan with United. See “Critical Accounting Policies and Estimates” on page 16 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $3 on a per worksite employee per month basis over the first half of 2001, and decreased to 1.19% of fee payroll cost in the 2002 period from 1.25% in the 2001 period. This decrease was the result of an estimated $1.5 million dividend receivable earned under the Company’s workers’ compensation policy dividend feature and recorded in the first quarter of 2002. See “Critical Accounting Policies and Estimates” on page 16 for a discussion of the Company’s accounting for this policy.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2002 and 2001.

	Six months ended June 30,			Six months ended June 30,

	2002	2001	% change	2002	2001	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$38,460	$32,982	16.6%	$85	$81	4.9%
General and administrative expenses	25,029	22,916	9.2%	56	57	(1.8)%
Commissions	6,084	6,047	0.6%	14	15	(6.7)%
Advertising	3,289	3,307	(0.5)%	7	8	(12.5)%
Depreciation and amortization	10,363	7,840	32.2%	23	19	21.1%

Total operating expenses	$83,225	$73,092	13.9%	$185	$180	2.8%

     Operating expenses increased 13.9% over the first six months of 2001 to $83.2 million. Operating expense per worksite employee increased 2.8% to $185 per month in the 2002 period versus $180 in the 2001 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 16.6%, or $4 per worksite employee per month, compared to the 2001 period, primarily due to a 9.9% increase in corporate personnel and a 5.4% increase in the average base pay per corporate employee. The increase in corporate personnel was primarily due to a 10.8% increase in sales personnel, a 4.5% increase in service personnel, a 28.2% increase in benefits personnel, a 9.1% increase in other corporate personnel and the initial staffing of Administaff Financial Management Services.

•	General and administrative expenses increased 9.2%, but decreased $1 per worksite employee per month, compared to the first half of 2001. The decrease on a per worksite employee basis primarily resulted from decreased bad debt and consulting fee expenses.

•	Commissions expense increased 0.6%, but decreased $1 per worksite employee per month, over the 2001 period.

•	Advertising costs decreased 0.5%, or $1 on a per worksite employee basis, versus the first half of 2001.

•	Depreciation and amortization expense increased 32.2%, or $4 per worksite employee per month, over the 2001 period as a result of the increased capital assets placed in service in the latter half of 2001 and first half of 2002. These capital assets included (i) computer hardware to expand the Company’s development environment and to enhance the performance and stability of its production environment; (ii) computer software for various corporate needs; (iii) software development costs related to AIMS and the Employee Service Center; (iv) facilities expansion, consisting primarily of the Los Angeles Service Center and new sales offices; (v) a corporate-owned aircraft; and (vi) the purchase of assets from VGI through bankruptcy proceedings.

     Net Loss

     Other income decreased 48.7% to $1.4 million, primarily due to lower interest rates, combined with the reduced levels of cash and marketable securities resulting from the Company’s operating loss and capital expenditures.

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2002 period was consistent with the 2001 period at 39.5%.

     Operating loss and net loss per worksite employee per month increased to $36 and $20 in the 2002 period, versus $9 and $1 in the 2001 period. The Company’s net loss and diluted net loss per share for the six months ended June 30, 2002 increased to $8.9 million and $0.32, versus $563,000 and $0.02 for the six months ended June 30, 2001.

Liquidity and Capital Resources

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities, cash flows from operations and its available revolving line of credit will be adequate to meet its liquidity requirements for the remainder of 2002. The Company will rely on these same sources, as well as public and private debt and equity financing, to meet its longer-term liquidity and capital needs.

     On June 25, 2002, the Company entered into a $30 million revolving credit agreement that expires on December 23, 2002, replacing its former $21 million cash-secured line of credit. As of June 30, 2002, the Company has borrowed $21 million under this credit agreement, the proceeds of which have been used to finance the construction of a new facility at the Company’s corporate headquarters. Amounts borrowed under the credit agreement accrue interest based on a rate determined at the time of borrowing (weighted average rate of 2.4% at June 30, 2002). As of June 30, approximately $275,000 of interest expense related to the current and former credit agreements have been capitalized as part of construction in progress. Borrowings under the revolving credit agreement are secured by real estate and related improvements at the Company’s headquarters, a corporate-owned aircraft and a third party note receivable. Under the terms of the agreement, the Company is required to maintain daily cash and marketable securities balances, held in custody by Morgan Stanley and JPMorgan Chase Bank, totaling at least $7.5 million through August 2002. As of June 30, 2002, the balance in these accounts was $19.5 million. The minimum required balances increase to $12 million and $15 million in September 2002 and November 2002. Additionally, the

Company is subject to various restrictions regarding additional indebtedness and liens, the distribution of dividends, the amount of treasury stock purchases and the requirement to maintain a ratio of funded debt to consolidated EBITDA for the most recent twelve month period of 1.5 to 1.0.

     The Company intends to enhance its working capital and short-term liquidity by converting the current revolving credit agreement into a long-term debt facility and believes it can obtain such financing at commercially reasonable rates. However, failure to extend this credit facility beyond its December 2002 due date could have a material adverse effect on the Company’s financial position.

     The Company has experienced significant increases in health insurance costs and expects to continue to experience significant increases in future periods. The Company’s pricing objectives attempt to maintain or improve gross profit per worksite employee per month by matching or exceeding changes in its primary direct costs with increases in its gross markup per worksite employee. The Company has implemented pricing increases designed to match the anticipated health insurance cost increases. However, due to annual contract limitations, pricing for current customers can only be increased upon contract renewal. Accordingly, the Company expects that its pricing objectives will not be achieved until 2003. However, changes in health insurance claim trends which underlie the Company’s direct costs could enhance or hinder the Company’s ability to meet its pricing objectives. The Company’s inability to achieve its pricing objectives during the first six months of 2002 resulted in significant operating losses. These operating losses, in conjunction with other contractual obligations and capital expenditures, also resulted in a significant reduction of the Company’s liquidity and working capital. Failure to achieve its pricing objectives in 2003 could have a material adverse effect on the Company’s financial position.

     The Company had $59.5 million in cash and cash equivalents and marketable securities at June 30, 2002, of which approximately $38.4 million was payable in July 2002 for withheld federal and state income taxes, employment taxes and other payroll deductions. The Company must maintain a minimum balance of cash, cash equivalents and marketable securities, held in custody by JPMorgan Chase and Morgan Stanley, totaling $7.5 million pursuant to the Company’s revolving credit agreement. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, capital expenditures and the Company’s stock repurchase program. At June 30, 2002, the Company had working capital of $3.6 million compared to $36.6 million at December 31, 2001. This decline was primarily due to capital expenditures of $23.3 million, the long-term cash security deposit of $5.0 million with the Company’s new health insurance carrier, United, in the first quarter of 2002, and $3.9 million in net treasury stock repurchases. The Company’s contract with United provides for an additional $5.0 million security deposit to be made prior to September 30, 2002. Additionally, in the event the Company’s Texas unemployment rate application were ultimately denied, the Company’s working capital will be reduced by approximately $6.0 million. See “Commitments and Contingencies” footnote to the financial statements on page 13 for a discussion of this matter.

     Cash Flows From Operating Activities

     The $19.6 million increase in net cash used in operating activities was primarily the result of the increase in prepaid insurance and other assets, including $8.4 million pertaining to the Company’s worker’s compensation insurance policy, $4.5 million related to the State of Texas unemployment tax payments and an additional $5.0 million deposit with United. In addition, the Company’s operating cash flows also reflect the impact of continued increases in health insurance costs and the resulting increased operating losses. Finally, cash flows from operating activities reflect the result of the timing of payroll and related payroll tax payments surrounding the December 31 and June 30 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the occurrence of holidays on or immediately following a period end.

     Cash Flows From Investing Activities

     Capital expenditures during the 2002 period, totaling $23.3 million, primarily related to (i) building improvements and furniture and fixtures at the Company’s new Los Angeles Service Center, sales offices and corporate headquarters to accommodate the Company’s expansion plans, including $8.5 million related to the construction in progress of new facilities at the Company’s corporate headquarters; (ii) a corporate-owned aircraft; (iii) the acquisition of VGI assets through bankruptcy proceedings; and (iv) computer hardware and software.

     During 2002, the Company exchanged cash for a $3.0 million note receivable related to the development of a future service center location. The Company also invested an additional $500,000 in eProsper, a development stage company, in connection with its $1.5 million convertible preferred stock offering.

     Cash Flows From Financing Activities

     Cash flows from financing activities primarily related to the repurchase of $17.1 million in treasury stock, which was partially offset by $13.2 million in proceeds from the exercise of common stock purchase warrants by American Express. The Company has also borrowed $7.5 million under its revolving line of credit agreement during 2002.

Other Matters

     Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of providers including United Healthcare (“United”), PacifiCare, Cigna, Kaiser Permanente and Blue Cross and Blue Shield, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. As of June 30, 2002, the Company has made cash security deposits totaling $20 million with United. The Company’s contract with United provides for an additional deposit of $5 million to be made prior to September

30, 2002. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year.

     Pursuant to the terms of the Company’s annual contract with United, within 195 days following the termination of the contract, a final accounting of the plan will be performed. The final accounting will assess the premiums paid to United and the total administrative fees, taxes and claims incurred during the policy term. The incurred claims will include those paid plus an estimate of claims incurred but not processed within 180 days after the contract termination date. In the event that the incurred claims, administrative fees and taxes are collectively less than the premiums paid, the Company will receive a refund equal to the amount of such accumulated surplus. In the event that the incurred claims, administrative fees and taxes are collectively greater than the premiums paid, the Company will be liable for such accumulated deficit up to the amount of its security deposit.

     In the event of a default or termination of the Company’s contract with United, a default pursuant to the revolving credit agreement or the reduction of the Company’s current ratio to an amount below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

     Since the Company is responsible for accumulated deficits up to the amount of its security deposit with United, the Company accounts for the United plan using a partially self-funded insurance accounting model. Under this approach, the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, exceed the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would be required to accrue the estimated accumulated deficit on its balance sheet, which would increase benefits expense and decrease net income in the period that such determination is made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, are less than the premiums paid to United, an accumulated surplus in the plan would exist and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such determination is made. As of June 30, 2002, the Company has recorded an estimated accumulated deficit of approximately $175,000.

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

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments, including the resolution of the state unemployment tax issue with the State of Texas, and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iii) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure, including the Company’s ability to maintain adequate financing for such projects; (v) the Company’s ability to effectively implement its eBusiness strategy; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing agreements with American Express and other companies; (vii) the potential for impairment of investments in other companies; and (viii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies. These factors are discussed in detail in the Company’s 2001 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     See notes to financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An Annual Meeting of Stockholders of the Company was held on May 7, 2002. At the meeting, holders of 26,442,300 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the two proposals voted on at the Meeting, both of which were approved, is set forth below:

1.	Election of Class I Directors to serve until the Annual Meeting of Stockholders in 2005.

	For	Withheld

Michael W. Brown	26,054,379	387,921
Linda Fayne Levinson	26,044,829	397,471

Directors continuing in office were Steven Alesio, Jack M. Fields, Jr., Paul S. Lattanzio, Richard G. Rawson and Paul J. Sarvadi.

2.	Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2002.

For	Against	Abstain

25,899,880	536,121	6,299

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

10.1	Credit Agreement dated as of June 25, 2002 among Administaff Services, L.P, as the Borrower, Administaff, Inc., as the Parent Company, and JPMorgan Chase Bank.

*10.2	Third Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000.

*10.3	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut.

*10.4	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut.

10.5	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut.

     (b)  Reports on Form 8-K

None

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date:	August 14, 2002	By:	/s/ Richard G. Rawson

Richard G. Rawson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 14, 2002	By:	/s/ Douglas S. Sharp

Douglas S. Sharp Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.1	Credit Agreement dated as of June 25, 2002 among Administaff Services, L.P, as the Borrower, Administaff, Inc., as the Parent Company, and JPMorgan Chase Bank.

*10.2	Third Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000.

*10.3	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut.

*10.4	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut.

10.5	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut.

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment.