Form 10-Q
period 2002-09-30
ADMINISTAFF INC \DE\
filed 2002-11-13
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of November 11, 2002, 27,881,404 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
Current assets:
Cash and cash equivalents	$35,297	$53,000
Marketable securities	14,956	47,961
Accounts receivable:
Trade	799	4,314
Unbilled	82,286	70,206
Other	2,410	1,440
Prepaid insurance	11,348	244
Other current assets	12,091	3,495
Notes receivable from employees	—	694
Income taxes receivable	2,644	—
Deferred income taxes	484	767

Total current assets	162,315	182,121
Property and equipment:
Land	2,920	2,920
Buildings and improvements	53,000	18,274
Computer hardware and software	46,477	39,723
Software development costs	16,194	15,072
Furniture and fixtures	23,270	20,666
Vehicles and aircraft	6,742	2,372
Construction in progress	—	14,272

	148,603	113,299
Accumulated depreciation and amortization	(56,646)	(41,405)

Total property and equipment	91,957	71,894
Other assets:
Deposits	26,525	15,627
Other assets	6,200	4,361

Total other assets	32,725	19,988

Total assets	$286,997	$274,003

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2002	2001

	(Unaudited)
Current liabilities:
Accounts payable	$2,743	$4,332
Payroll taxes and other payroll deductions payable	32,821	43,694
Accrued worksite employee payroll expense	83,474	68,964
Accrued health insurance costs	3,268	1,326
Revolving line of credit	30,000	13,500
Other accrued liabilities	15,168	13,161
Income taxes payable	—	535

Total current liabilities	167,474	145,512
Noncurrent liabilities:
Deferred income taxes	4,591	5,556

Total noncurrent liabilities	4,591	5,556
Commitments and contingencies
Stockholders’ equity:
Common stock	309	308
Additional paid-in capital	102,525	95,114
Treasury stock, at cost	(43,648)	(33,467)
Accumulated other comprehensive income, net of tax	179	324
Retained earnings	55,567	60,656

Total stockholders’ equity	114,932	122,935

Total liabilities and stockholders’ equity	$286,997	$274,003

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$1,216,005	$1,085,944	$3,526,278	$3,174,139
Direct costs:
Salaries and wages of worksite employees	997,783	903,136	2,906,830	2,645,237
Benefits and payroll taxes	171,328	133,487	505,421	410,213

Gross profit	46,894	49,321	114,027	118,689
Operating expenses:
Salaries, wages and payroll taxes	19,589	17,035	58,049	50,017
General and administrative expenses	11,241	10,950	36,270	33,866
Commissions	3,027	2,534	9,111	8,581
Advertising	1,575	1,213	4,864	4,520
Depreciation and amortization	5,441	4,298	15,804	12,138

	40,873	36,030	124,098	109,122

Operating income (loss)	6,021	13,291	(10,071)	9,567
Other income (expense):
Interest income	250	928	1,426	3,287
Other, net	(26)	85	234	527

	224	1,013	1,660	3,814

Income (loss) before income taxes	6,245	14,304	(8,411)	13,381
Income tax expense (benefit)	2,466	5,645	(3,322)	5,285

Net income (loss)	$3,779	$8,659	$(5,089)	$8,096

Basic net income (loss) per share of common stock	$0.14	$0.32	$(0.18)	$0.29

Diluted net income (loss) per share of common stock	$0.14	$0.30	$(0.18)	$0.28

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2001	30,776	$308	$95,114	$(33,467)	$324	$60,656	$122,935
Purchase of treasury stock	—	—	—	(17,088)	—	—	(17,088)
Exercise of common stock purchase warrants	—	—	6,952	6,205	—	—	13,157
Exercise of stock options	59	1	742	—	—	—	743
Sale of common stock to Administaff Employee Stock Purchase Plan	4	—	109	—	—	—	109
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(378)	640	—	—	262
Other	—	—	(14)	62	—	—	48
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	30	—	30
Realized gain	—	—	—	—	(175)	—	(175)
Net loss	—	—	—	—	—	(5,089)	(5,089)

Comprehensive loss							(5,234)

Balance at September 30, 2002	30,839	$309	$102,525	$(43,648)	$179	$55,567	$114,932

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(5,089)	$8,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,999	12,210
Bad debt expense	689	1,798
Deferred income taxes	(589)	(1,938)
Gain on the disposition of assets	(228)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(10,224)	(8,468)
Prepaid insurance	(11,104)	3,205
Other current assets	(4,624)	305
Other assets	(12,329)	570
Accounts payable	(1,589)	3,213
Payroll taxes and other payroll deductions payable	(11,862)	(23,725)
Accrued worksite employee payroll expense	14,510	18,593
Accrued health insurance costs	1,942	—
Other accrued liabilities	2,007	3,069
Income taxes payable/receivable	(3,179)	2,699

Total adjustments	(20,581)	11,436

Net cash provided by (used in) operating activities	(25,670)	19,532
Cash flows from investing activities:
Marketable securities:
Purchases	(12,612)	(49,432)
Proceeds from maturities	22,836	37,505
Proceeds from dispositions	22,637	8,817
Cash exchanged for note receivable	(2,983)	—
Property and equipment:
Purchases	(34,833)	(14,383)
Construction in progress	—	(4,260)
Investment in software development costs	(1,123)	(2,931)
Proceeds from dispositions	120	303
Investment in other companies	(500)	(638)

Net cash used in investing activities	(6,458)	(25,019)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from financing activities:
Purchase of treasury stock	$(17,088)	$(21,566)
Proceeds from the exercise of common stock purchase warrants	13,157	16,000
Borrowings under revolving line of credit	16,500	4,000
Proceeds from the exercise of stock options	743	2,716
Proceeds from repayment of notes receivable from employees	694	—
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	371	—
Other	48	61

Net cash provided by financing activities	14,425	1,211

Net decrease in cash and cash equivalents	(17,703)	(4,276)
Cash and cash equivalents at beginning of period	53,000	69,733

Cash and cash equivalents at end of period	$35,297	$65,457

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

1. Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, performance management, and training and development services to small and medium-sized businesses in strategically selected markets. For the nine months ended September 30, 2002 and 2001, revenues from the Company’s Texas markets represented 41% and 45% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001. The consolidated balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at September 30, 2002, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended September 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved results in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year.

     Certain prior year amounts have been reclassified to conform with current year presentation.

2. Accounting Policies

     The following accounting policies reflect only new or modified accounting policies the Company has adopted during 2002 as a result of new contractual arrangements or the adoption of newly issued accounting pronouncements.

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Cigna and Blue Cross and Blue Shield of Georgia, all of which provide fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. Accordingly, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period to determine the existence of any accumulated deficit or surplus. Any resulting accumulated deficit or surplus is recorded as a liability or asset, respectively, on its balance sheet. As of September 30, 2002, the Company has recorded an estimated accumulated surplus of approximately $101,000.

Workers’ Compensation Costs

     The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy period. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year are less than an amount set forth in the policy. In accordance with Emerging Issues Task Force (“EITF”) Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. During the nine months ended September 30, 2002, the Company has recorded an estimated dividend receivable of approximately $2.2 million as a long-term asset, including approximately $700,000 recorded during the three months ended September 30, 2002.

Cash and Cash Equivalents

     Cash and cash equivalents include bank deposits and short-term investments with original maturities of three months or less at the date of purchase. All of the Company’s cash and cash equivalents are available to fund the Company’s current operations.

Marketable Securities

     At September 30, 2002, the Company’s marketable securities consisted of debt securities issued by corporate and governmental entities, with contractual maturities ranging from 91 days to five years from the date of purchase. All of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. As of September 30, 2002, the Company’s marketable securities totaled $15.0 million, of which $12.0 million were required to be maintained in investment accounts with Morgan Stanley or JP Morgan Chase Bank pursuant to the Company’s revolving credit agreement. Unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity.

Property and Equipment

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires than an impairment loss be recognized for assets to be disposed or held-for-use when the carrying amount of the asset is deemed to not be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable asset. In addition, the Company would be required to record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. The adoption of SFAS No. 144 did not have an impact on the Company’s results of operations or financial position.

3. Property and Equipment

     In September 2002, construction related to the Company’s new corporate headquarters facility was substantially completed and the associated costs were reclassified from construction in progress to buildings and improvements. The total cost of the facility as of September 30, 2002 was approximately $32 million.

     During the first quarter of 2002, the Company purchased substantially all of the assets of Virtual Growth, Inc. through bankruptcy proceedings for a total cost of approximately $1.6 million. The purchase price was allocated to the assets purchased based on their estimated fair market value at the date of acquisition. The primary assets purchased included computer hardware and software and intellectual property, including capitalized software development costs.

4. Deposits

     As of September 30, 2002, the Company has made cash security deposits totaling $25 million with its primary health insurance carrier, United. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year. In the event of a default or termination of the Company’s contract with United, a default pursuant to the revolving credit agreement or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

5. Other Assets

     The Company has an investment in eProsper, Inc. (“eProsper”), a privately-held company, totaling approximately $3.1 million at September 30, 2002, including a $500,000 investment that was made in April 2002 in connection with eProsper’s $1.5 million convertible preferred stock offering. This investment is recorded under the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. If, based on its review, the Company were to determine that the investment’s estimated fair market value had declined below its carrying value for a reason that was other than temporary, the Company would be required to write down the value of the investment to its estimated fair market value in the period such determination was made.

6. Revolving Credit Agreement

     On June 25, 2002, the Company entered into a $30 million revolving credit agreement that expires on December 23, 2002, replacing its former $21 million cash-secured line of credit. As of September 30, 2002, the Company has borrowed $30 million under this credit agreement, the proceeds of which have been used to finance the construction of a new facility at the Company’s corporate headquarters. Amounts borrowed under the credit agreement accrue interest based on a rate determined at the time of borrowing. At September 30, 2002, the weighted average interest rate of borrowings under the facility was 2.33% and approximately $442,000 of interest expense related to the current and former credit agreements have been capitalized as part of construction in progress. Borrowings under the revolving credit agreement are secured by real estate and related improvements at the Company’s headquarters. The credit agreement contains a covenant requiring the Company to maintain daily cash and/or marketable securities balances in investment accounts with Morgan Stanley or JPMorgan Chase Bank, totaling at least $12.0 million through October 2002. As of September 30, 2002, the balance in these accounts was $19.7 million. The minimum required balances increased to $15 million in November 2002. Additionally, the Company is required to maintain a ratio of funded debt to consolidated EBITDA for the most recent twelve month period at or below 1.5 to 1.0. For the twelve month period ended September 30, 2002, the Company’s ratio was 1.36 to 1.0.

7. Long-Term Debt

     In October 2002, the Company entered into a $3.6 million capital lease arrangement. Approximately $3.0 million of the $3.6 million has been funded to finance the purchase of office furniture. The current monthly lease payments are $46,000 per month over the seven-year lease term.

     In October 2002, the Company entered into a $4.5 million term loan agreement that matures in October 2012 and bears interest at the one-month commercial paper rate plus 3.13% (currently 4.88%). The loan is secured by the Company’s aircraft and is payable in monthly installments of $36,000, with a final payment of approximately $1.8 million due at maturity.

8. Stockholders’ Equity

     On March 6, 2002, American Express Travel Related Services Company, Inc. (“American Express”) exercised warrants to purchase 526,271 shares of common stock at $25 per share. The shares were issued from treasury stock held by the Company. On March 7, 2002, the Company repurchased the 526,271 shares of common stock from American Express for $27.02 per share at a total cost of $14.2 million.

     The Company’s Board of Directors has authorized the repurchase of up to 5,000,000 shares of the Company’s outstanding common stock. As of September 30, 2002, the Company has repurchased 3,968,000 shares at a total cost of approximately $57.4 million, including the 526,271 shares repurchased from American Express.

9. Net Income (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic net income per share — weighted average shares outstanding	27,828	27,480	27,893	27,448
Effect of dilutive securities:
Common stock purchase warrants — treasury stock method	—	76	—	50
Common stock options — treasury stock method	—	1,376	—	1,203

	—	1,452	—	1,253

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	27,828	28,932	27,893	28,701

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	7,287	3,338	7,179	3,973

10. Commitments and Contingencies

     The Company is a defendant in various lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on the Company’s financial position or results of operations, except as set forth below.

State Unemployment Taxes

     In January 2002, as a result of a corporate restructuring plan, Administaff filed for a partial transfer of compensation experience used to determine unemployment tax rates with nine states, including Texas. The Company estimated and recorded its unemployment tax expense during the first nine months of 2002 using estimated tax rates in those states that were based on its expectation that these partial transfer applications would be approved.

     In June 2002, the Company received an initial determination from the Texas Workforce Commission (“TWC”) that its partial transfer application was denied. The Company filed an appeal of this ruling with the TWC. On October 30, 2002, the TWC issued its decision approving Administaff’s application for a partial transfer of compensation experience. No other state has declined the Company’s partial transfer application, although three remain pending. Administaff believes that a negative determination in any of the remaining states would not have a material effect on the Company’s financial position or results of operations.

     Since it filed its application, Administaff has paid its unemployment taxes to the State of Texas at the higher new employer rate as required by state law. In the interim, the Company, however, has recorded Texas unemployment taxes at its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6 million at September 30, 2002, included as a component of other current assets. Administaff will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies Administaff of its final official tax rate for the 2002 calendar year. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination to the extent the Company’s estimate differs from the TWC’s final official tax rate.

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

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated the Employee Retirement Income Security Act, breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. Aetna has stated that its amended preliminary calculation of damages is approximately $35 million.

     While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations and financial condition.

Workers’ Compensation Insurance

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co. (“Reliance”), was forced into bankruptcy liquidation. At December 31, 2001, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $8.8 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, several states have laws that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on net worth. In anticipation of this situation, the Company secured insurance coverage totaling $1.8 million from its current workers’ compensation insurance carrier to cover potential claims returned to the Company. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any potential losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

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

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to health and workers’ compensation insurance claims experience, client bad debts, investments, income taxes, and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition - The Company’s revenues are derived from its comprehensive service fees, which are based upon each worksite employee’s gross pay and a markup computed as a percentage of the gross pay. The Company includes the component of its comprehensive service fees related to the gross pay of its worksite employees as revenue based on its analysis of Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. In accordance with the EITF consensus, the Company is deemed to be a principal in its personnel management services because it assumes a significant number of risks as a co-employer of its worksite employees. Among the more significant of those risks is the Company’s assumption of risk for the payment of its direct costs, including the gross pay of its worksite employees, regardless of whether the Company’s clients pay their comprehensive service fees on a timely basis or at all. If the Company were deemed to be an agent in its personnel management services, the Company could be required to record its revenues net of the gross payroll cost component of its comprehensive service fees. In such an event, there would be no effect on the Company’s net income.

•	Benefits costs - The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Cigna and Blue Cross and Blue Shield of Georgia, all of which provide fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within

195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of September 30, 2002, the Company’s security deposit totaled $25 million. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year. As a result, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees are collectively greater than the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would be required to accrue a current liability on its balance sheet up to the amount of the security deposit, which would increase benefits expense and decrease net income in the period that such determination was made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees are collectively less than the premiums paid to United, an accumulated surplus in the plan would be incurred and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such determination was made. As of September 30, 2002, the Company has estimated an IBNR component at approximately $35.3 million, which resulted in the Company recording an estimated accumulated surplus of approximately $101,000. For the nine months ended September 30, 2002, the Company’s total United Plan costs were approximately $209 million.

•	State unemployment taxes - The Company records its state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. The Company must estimate its expected tax rate in those states for which tax rate notices have not yet been received. In conjunction with the restructuring, the Company filed for a partial transfer of compensation experience with nine states, including Texas.

In June 2002, the Company received an initial determination from the Texas Workforce Commission (“TWC”) that its partial transfer application was denied. The Company filed an appeal of this ruling with the TWC. On October 30, 2002, the TWC issued its decision approving Administaff’s application for a partial transfer of compensation experience. No other state has declined the Company’s partial transfer application, although three remain pending. Administaff believes that a negative determination in any of the remaining states would not have a material effect on the Company’s financial position or results of operations.

Since it filed its application, Administaff has paid its unemployment taxes to the State of Texas at the higher new employer rate as required by law. The Company has recorded Texas unemployment taxes at its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6 million at September 30, 2002, included as a component of other current assets. Administaff will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies Administaff of its final official tax rate for the 2002 calendar year. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination to the extent the Company’s estimate differs from the TWC’s final official tax rate.

•	Workers’ compensation costs - The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for the policy year are less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. If the Company’s estimates were to indicate that an additional dividend had been earned, the Company would be required to record a receivable for the amount of that dividend and decrease its workers’ compensation insurance expense, which would increase net income in the period that such determination was made. On the other hand, if the Company’s estimates were to indicate that the amount of any recorded dividend receivable had been reduced due to greater than anticipated claims experience, the Company would be required to increase its workers’ compensation insurance expense, which would reduce net income in the period that such determination was made. During the nine months ended September 30, 2002, the Company has recorded an estimated dividend receivable totaling approximately $2.2 million as a long-term asset, including approximately $700,000 recorded during the three months ended September 30, 2002.

•	Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company; (ii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based; and (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees, or to require prepayment, letters of credit or other collateral, upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to client nonpayment have historically been very low as a percentage of revenues. However, if the financial condition of the Company’s clients were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow significantly and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Marketable securities - The Company’s investments in marketable securities consist of exchange-traded debt securities which are managed by professional investment management companies. These investment managers are guided by the Company’s investment policy, which is designed to maximize after-tax interest income while preserving its principal investment. As of September 30, 2002, all of the Company’s investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value as determined by the professional investment management companies. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Investments in Certain Debt and Equity Securities, unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in fair value are included in comprehensive income as reported on the Company’s statement of stockholders’ equity. However, changes in the fair value of investments impacts the Company’s net income only when such investments are sold.

•	Property and equipment - The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods following such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to be not recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would be required to analyze the estimated undiscounted future cash flows from the applicable asset. In addition, the Company would be required to record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

•	Investment valuation - The Company has an equity investment in eProsper, Inc., a privately-held company whose operations fit within the Company’s strategic focus. This investment is recorded using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. If, based on its review, the Company were to determine that the investment’s estimated fair market value had declined below its carrying value for a reason that was other than temporary, the Company would be required to write down the value of the investment to its estimated fair market value which would reduce net income in the period that such determination was made.

•	Deferred taxes - The Company’s deferred tax assets are reported at the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. At September 30, 2002, the Company has recorded a deferred tax asset valuation allowance of $1.4 million to offset deferred tax assets relating to long-term capital loss carryforwards. These capital loss carryforwards begin to expire in 2005. If the Company were able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period that such determination was made.

•	Contingent liabilities - The Company accrues or discloses contingent liabilities in accordance with SFAS No. 5, which requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. Contingent liabilities that are considered reasonably possible to occur require financial statement disclosure, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its financial statements several developments that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these matters develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to indicate that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made. For a discussion of certain contingent liabilities that may affect the Company, see Note 10 to the Consolidated Unaudited Financial Statements.

Results of Operations

     Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001.

     The following table presents certain information related to the Company’s results of operations for the three months ended September 30, 2002 and 2001.

	Three months ended
	September 30,
			%
	2002	2001	Change

	(in thousands, except per share and statistical data)
Revenues	$1,216,005	$1,085,944	12.0%
Gross profit	46,894	49,321	(4.9)%
Operating expenses	40,873	36,030	13.4%
Operating income	6,021	13,291	(54.7)%
Other income	224	1,013	(77.9)%
Net income	3,779	8,659	(56.4)%
Diluted net income per share of common stock	0.14	0.30	(53.3)%
Statistical Data:
Average number of worksite employees paid per month	79,812	70,835	12.7%
Fee revenue per worksite employee per month	$4,840	$4,886	(0.9)%
Fee payroll cost per worksite employee per month	3,935	4,033	(2.4)%
Gross markup per worksite employee per month	905	853	6.1%
Gross profit per worksite employee per month	196	232	(15.5)%
Operating expenses per worksite employee per month	171	170	0.6%
Operating income per worksite employee per month	25	63	(60.3)%
Net income per worksite employee per month	16	41	(61.0)%

     Revenues

     The Company’s revenues for the three months ended September 30, 2002 increased 12.0% over the same period in 2001 due to a 12.7% increase in the average number of worksite employees paid per month, partially offset by a 2.4% decrease in fee payroll cost per worksite employee per month.

     The Company’s unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through new hires and layoffs. During the third quarter of 2002, paid worksite employees from new client sales decreased from the 2001 period due to the continued economic slowdown. Client retention improved over the 2001 period due primarily to a reduction in client company business failures and financial defaults. The net change in existing clients also improved over the 2001 period, although it continued to lessen the Company’s growth rate as layoffs in the existing client base slightly exceeded new hires.

     The 2.4% decrease in fee payroll cost per worksite employee per month was primarily due to (i) the addition of new clients with worksite employees that had a lower average base pay than the existing client base; and (ii) a slight decrease in the average payroll cost of worksite employees at existing clients which was driven by the replacement of terminated personnel with new employees at an average wage level 3% lower than the terminated worksite employees. In addition, for worksite employees active in both the 2001 and 2002 periods, the average pay raise declined to 3.1% in the 2002 period compared to 6.5% in the 2001 period.

     By region, the Company’s revenue growth over the third quarter of 2001 and revenue distribution for the quarter ended September 30, 2002 were as follows:

	Three months ended September 30,			Three months ended September 30,

	2002	2001	% Change	2002	2001

	(in thousands)			(% of total revenues)
Northeast	$161,687	$124,579	29.8%	13.3%	11.5%
Southeast	130,101	109,130	19.2%	10.7%	10.0%
Central	176,714	151,043	17.0%	14.5%	13.9%
Southwest	495,853	476,326	4.1%	40.8%	43.9%
West	250,175	223,288	12.0%	20.6%	20.6%
Other revenue	1,475	1,578	(6.5)%	0.1%	0.1%

Total revenue	$1,216,005	$1,085,944	12.0%	100.0%	100.0%

     Gross Profit

     Gross profit for the third quarter of 2002 decreased 4.9% to $46.9 million compared to the third quarter of 2001. Gross profit per worksite employee decreased 15.5% to $196 per month in the 2002 period from $232 per month in the 2001 period. This decline was primarily the result of a workers’ compensation credit received in the third quarter of 2001 in the amount of approximately $6.6 million, or $31 per worksite employee per month. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     Excluding the impact of the $6.6 million workers’ compensation credit received during the third quarter of 2001, the Company was unable to achieve its pricing objectives in the 2001 period as a result of a $6 million retroactive increase in health insurance premiums by Aetna for the months of August and September 2001. This unexpected cost increase created a mismatch between the Company’s comprehensive pricing, as measured by gross markup per worksite employee per month, and its direct costs.

     Since the third quarter of 2001, the Company has continued to experience significant increases in health insurance costs. In response to these increases, the Company has implemented significant pricing increases for new and renewing clients. Due to annual contract commitments, pricing for existing clients can only be increased upon renewal. As a result, the Company has failed to meet its pricing objectives during 2002, including the third quarter of 2002 where the effect of the pricing mismatch was similar to that experienced in the third quarter of 2001, causing significant operating losses during the first nine months of 2002.

     While Administaff has seen significant improvement in its pricing in recent months, the Company expects that its pricing objectives will not be achieved until 2003. As a result, the Company expects its gross profit per worksite employee to be less than the levels achieved during 2001 for the remainder of 2002, and that gross profit per worksite employee will return to 2001 levels during 2003. However, changes in Administaff’s health insurance claims trends, which underlie the Company’s health insurance costs, could enhance or hinder the Company’s ability to meet its pricing objectives.

     Gross markup per worksite employee per month, which represents the Company revenues less the payroll cost of worksite employees, increased 6.1% to $905 in the 2002 period versus $853 in the 2001 period. This increase was primarily the result of price increases in response to higher health insurance costs.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 14.0% to $716 per worksite employee per month in the 2002 period versus $628 in the 2001 period. The primary components changed as follows:

•	Payroll tax costs - Payroll taxes increased $4 per worksite employee per month over the third quarter of 2001. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.05% in the 2002 period from 6.82% in the 2001 period. The increase was the result of higher weighted average effective state unemployment rates in the 2002 period as compared to the 2001 period. The Company has estimated and recorded its state unemployment tax expense during the first nine months of 2002 using tax rates in certain states, including Texas, that were based on its expectation that its application for a partial transfer of compensation experience resulting from its restructuring, would be approved. The Company has received a determination from the Texas Workforce Commission that its partial transfer application was approved, but continues to estimate its expense until its final official tax rate is determined. See “Critical Accounting Policies and Estimates” on page 17 for a discussion of this matter.

•	Benefits costs - The cost of health insurance and related employee benefits increased $54 per worksite employee per month over the third quarter of 2001. This increase is due to a 16.0% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 72.0% in the 2002 period from 71.1% in the 2001 period. During the three months ended September 30, 2002, the Company recorded an estimated surplus of approximately $276,000 related to the Company’s health insurance plan with United, resulting in an accumulated surplus of approximately $101,000 as of September 30, 2002. See “Critical Accounting Policies and Estimates” on page 17 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs - Workers’ compensation costs increased $28 on a per worksite employee per month basis over the third quarter of 2001, and increased to 1.16% of fee payroll cost in the 2002 period from 0.45% in the 2001 period. The Company’s third quarter 2001 workers’ compensation cost included the effect of a $6.6 million credit related to the policy ended September 30, 2001. Excluding this credit, workers’ compensation costs would have been 1.22% of fee payroll cost in the 2001 period. During the quarter ended September 30, 2002, the Company recorded an estimated dividend receivable of approximately $700,000 under the current policy’s dividend feature. See “Critical Accounting Policies and Estimates” on page 17 for a discussion of the Company’s accounting for workers’ compensation costs.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2002 and 2001.

	Three months ended September 30,			Three months ended September 30,

	2002	2001	% change	2002	2001	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$19,589	$17,035	15.0%	$82	$80	2.5%
General and administrative expenses	11,241	10,950	2.7%	47	52	(9.6)%
Commissions	3,027	2,534	19.5%	13	12	8.3%
Advertising	1,575	1,213	29.8%	6	6	—
Depreciation and amortization	5,441	4,298	26.6%	23	20	15.0%

Total operating expenses	$40,873	$36,030	13.4%	$171	$170	0.6%

     Operating expenses increased 13.4% over the third quarter of 2001 to $40.9 million. Operating expense per worksite employee increased to $171 per month in the 2002 period from $170 in the 2001 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 15.0%, or $2 per worksite employee per month, compared to the 2001 period, primarily due to a 9.4% increase in corporate personnel and a 5.1% increase in the average base pay per corporate employee. The increase in corporate personnel was primarily composed of a 8.4% increase in sales personnel, a 2.4% increase in service personnel, a 49.1% increase in benefits personnel, a 7.7% increase in other corporate personnel and the initial staffing of Administaff Financial Management Services, the Company’s wholly-owned subsidiary providing web-based financial accounting services.

•	General and administrative expenses increased 2.7%, but decreased $5 per worksite employee per month, compared to the third quarter of 2001. The decrease on a per worksite employee basis resulted from declines in bad debt, data communication and travel expenses.

•	Commissions expense increased 19.5%, or $1 per worksite employee per month, over the 2001 period.

•	Advertising costs increased 29.8%, but remained constant on a per worksite employee basis compared to the third quarter of 2001.

•	Depreciation and amortization expense increased 26.6%, or $3 per worksite employee per month, over the 2001 period as a result of the increased capital assets placed in service in the last quarter of 2001 and first nine months of 2002. These capital assets included (i) computer hardware to expand the Company’s information technology infrastructure; (ii) facilities expansion, consisting primarily of the new corporate headquarter facilities, the Los Angeles Service Center and new sales offices; (iii) software development costs related to AIMS, the Company’s propriety PEO information system, and the Employee Service Center, the Company’s web-based service delivery platform; (iv) computer software for various corporate needs; (v) an aircraft; and (vi) the purchase of assets from VGI through bankruptcy proceedings.

     Net Income

     Other income decreased 77.9% to $224,000, primarily due to reduced levels of cash and marketable securities resulting primarily from the Company’s year-to-date operating loss and capital expenditures.

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2002 period was consistent with the 2001 period at 39.5%.

     Operating income and net income per worksite employee per month was $25 and $16 in the 2002 period, versus operating income and net income of $63 and $41 in the 2001 period. The Company’s net income and diluted net income per share for the quarter ended September 30, 2002 was $3.8 million and $0.14, versus net income and diluted net income per share of $8.7 million and $0.30 for the quarter ended September 30, 2001.

     Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

     The following table presents certain information related to the Company’s results of operations for the nine months ended September 30, 2002 and 2001.

	Nine months ended
	September 30
			%
	2002	2001	Change

	(in thousands, except per share and statistical data)
Revenues	$3,526,278	$3,174,139	11.1%
Gross profit	114,027	118,689	(3.9)%
Operating expenses	124,098	109,122	13.7%
Operating income (loss)	(10,071)	9,567	(205.3)%
Other income	1,660	3,814	(56.6)%
Net income (loss)	(5,089)	8,096	(162.9)%
Diluted net income (loss) per share of common stock	(0.18)	0.28	(164.3)%
Statistical Data:
Average number of worksite employees paid per month	76,592	68,724	11.4%
Fee revenue per worksite employee per month	$4,830	$4,852	(0.5)%
Fee payroll cost per worksite employee per month	3,938	4,005	(1.7)%
Gross markup per worksite employee per month	892	847	5.3%
Gross profit per worksite employee per month	165	192	(14.1)%
Operating expenses per worksite employee per month	180	176	2.3%
Operating income (loss) per worksite employee per month	(15)	15	(200.0)%
Net income (loss) per worksite employee per month	(7)	13	(153.8)%

     Revenues

     The Company’s revenues for the nine months ended September 30, 2002 increased 11.1% over the same period in 2001 due to an 11.4% increase in the average number of worksite employees paid per month, partially offset by a 1.7% decrease in fee payroll cost per worksite employee per month.

     The Company’s unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through new hires and layoffs. During the first nine months of 2002, paid worksite employees from new client sales increased 15.9% over the same period last year. Client retention improved over the 2001 period due primarily to a reduction in client company business failures and financial defaults. The net change in existing clients also improved over 2001, although it continued to lessen the Company’s growth rate as layoffs in the existing client base exceeded new hires, primarily in the first quarter of 2002.

     The 1.7% decrease in fee payroll cost per worksite employee per month was primarily due to (i) the addition of new clients with worksite employees that had a lower average base pay than the existing client base; and (ii) a slight decrease in the average payroll cost of worksite employees at existing clients, which was driven by the replacement of terminated personnel with new employees at a lower average wage level than the terminated worksite employees. In addition, for worksite employees active in both the 2001 and 2002 periods, the average pay raise has declined from the levels experienced in the 2001 period.

     By region, the Company’s revenue growth over the first nine months of 2001 and revenue distribution for the nine months ended September 30, 2002 were as follows:

	Period ended September 30,			Period ended September 30,

	2002	2001	% Change	2002	2001

	(in thousands)			(% of total revenues)
Northeast	$456,096	$360,565	26.5%	12.9%	11.4%
Southeast	382,905	311,403	23.0%	10.9%	9.8%
Central	520,086	428,655	21.3%	14.8%	13.5%
Southwest	1,438,039	1,437,346	0.1%	40.8%	45.3%
West	724,075	631,288	14.7%	20.5%	19.9%
Other revenue	5,077	4,882	4.0%	0.1%	0.1%

Total revenue	$3,526,278	$3,174,139	11.1%	100.0%	100.0%

     Gross Profit

     Gross profit decreased 3.9% to $114.0 million from $118.7 million during the first nine months of 2002. Gross profit per worksite employee decreased 14.1% to $165 per month in the 2002 period from $192 per month in the 2001 period. This decline was primarily the result of benefit cost increases as well as a workers’ compensation credit received in the third quarter of 2001 in the amount of approximately $6.6 million, or $11 per worksite employee per month. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by matching or exceeding changes in its primary direct costs with increases in the gross markup per worksite employee.

     Excluding the impact of the $6.6 million workers’ compensation credit received during the third quarter of 2001, the Company was unable to achieve its pricing objectives in the 2001 period as a result of a $6 million retroactive increase in health insurance premiums by Aetna for the months of August and September 2001. This unexpected cost increase created a mismatch between the Company’s comprehensive pricing, as measured by gross markup per worksite employee per month, and its direct costs.

     Since the third quarter of 2001, the Company has continued to experience significant increases in health insurance costs. In response to these increases, the Company has implemented significant pricing increases for new and renewing clients. Due to annual contract commitments, pricing for existing clients can only be increased upon renewal. As a result, the Company has failed to meet its pricing objectives during 2002, including the third quarter of 2002 where the effect of the pricing mismatch was similar to that experienced in the third quarter of 2001, causing significant operating losses during the first nine months of 2002.

     While Administaff has seen significant improvement in its pricing in recent months, the Company expects that its pricing objectives will not be achieved until 2003. As a result, the Company expects its gross profit per worksite employee to be less than the levels achieved during 2001 for the remainder of 2002, and that gross profit per worksite employee will return to 2001 levels during 2003. However, changes in Administaff’s health insurance claims trends, which underlie the Company’s health insurance costs, could enhance or hinder the Company’s ability to meet its pricing objectives.

     Gross markup per worksite employee per month, which represents the Company revenues less the payroll cost of worksite employees, increased 5.3% to $892 in the 2002 period versus $847 in the 2001 period. This increase was primarily the result of price increases in response to higher health insurance costs. In the first half of the year, these price increases were partially offset by the lower average payroll per worksite employee, as gross markup is billed to customers as a percentage of payroll. The Company addressed this issue late in the second quarter by recalibrating pricing on approximately 800 clients that had experienced a decline in average payroll.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 10.6% to $733 per worksite employee per month in the 2002 period versus $663 in the 2001 period. The primary components changed as follows:

•	Payroll tax costs - Payroll taxes decreased $4 per worksite employee per month over the first nine months of 2001. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.63% in the 2002 period from 7.62% in the 2001 period. This increase in the payroll taxes as a percentage of payroll cost was the result of a slight increase in the weighted average effective state unemployment tax rate. The Company has estimated and recorded its unemployment tax expense during the first nine months of 2002 using tax rates in certain states, including Texas, that were based on its expectation that its application for partial transfer of compensation experience, resulting from its restructuring, would be approved. The Company has received a determination from the Texas Workforce Commission that its partial transfer application was approved but continues to estimate its expense until its final official tax rate is determined. See “Critical Accounting Policies and Estimates” on page 17, for a discussion of this matter.

•	Benefits costs - The cost of health insurance and related employee benefits increased $66 per worksite employee per month over the first nine months of 2001 due to a 20.8% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plans to 73.2% in the 2002 period from 71.9% in the 2001 period. As of September 30, 2002, the Company has recorded an estimated accumulated surplus of approximately $101,000 relating to the Company’s health insurance plan with United. See “Critical Accounting Policies and Estimates” on page 17 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs - Workers’ compensation costs increased $7 on a per worksite employee per month basis over the first nine months of 2001, and increased to 1.18% of fee payroll cost in the 2002 period from 0.98% in the 2001 period. This increase was primarily the result of a $6.6 million credit received in 2001 related to the policy ended September 30, 2001. Excluding this credit, workers’ compensation costs would have been 1.24% of fee payroll cost in the 2001 period. The Company has recorded an estimated dividend receivable of approximately $2.2 million under the current policy’s dividend feature. See “Critical Accounting Policies and Estimates” on page 17 for a discussion of the Company’s accounting for this policy.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2002 and 2001.

	Nine months ended September 30,			Nine months ended September 30,

	2002	2001	% change	2002	2001	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$58,049	$50,017	16.1%	$84	$81	3.7%
General and administrative expenses	36,270	33,866	7.1%	53	55	(3.6)%
Commissions	9,111	8,581	6.2%	13	14	(7.1)%
Advertising	4,864	4,520	7.6%	7	7	—
Depreciation and amortization	15,804	12,138	30.2%	23	19	21.1%

Total operating expenses	$124,098	$109,122	13.7%	$180	$176	2.3%

     Operating expenses increased 13.7% over the first nine months of 2001 to $124.1 million. Operating expense per worksite employee increased 2.3% to $180 per month in the 2002 period versus $176 in the 2001 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 16.1%, or $3 per worksite employee per month, compared to the 2001 period, primarily due to a 9.8% increase in corporate personnel and a 5.7% increase in the average base pay per corporate employee. The increase in corporate personnel was primarily composed of a 10.0% increase in sales personnel, a 3.8% increase in service personnel, a 29.9% increase in benefits personnel, a 9.6% increase in other corporate personnel, and the initial staffing of Administaff Financial Management Services.

•	General and administrative expenses increased 7.1%, but decreased $2 per worksite employee per month, compared to the first nine months of 2001. The decrease on a per worksite employee basis primarily resulted from declines in bad debt expense and professional fees.

•	Commissions expense increased 6.2%, but decreased $1 per worksite employee per month, over the 2001 period.

•	Advertising costs increased 7.6%, and remained constant on a per worksite employee basis, compared to the first nine months of 2001.

•	Depreciation and amortization expense increased 30.2%, or $4 per worksite employee per month, over the 2001 period as a result of the increased capital assets placed in service in the fourth quarter of 2001 and first nine months of 2002. These capital assets included (i) computer hardware to expand the Company’s information technology infrastructure; (ii) facilities expansion, consisting primarily of the Los Angeles Service Center, the new corporate headquarters facility and new sales offices; (iii) software development costs related to AIMS, the Company’s proprietary PEO information system, and the Employee Service Center, the Company’s web-based service delivery platform; (iv) computer software for various corporate needs; (v) an aircraft; and (vi) the purchase of assets from VGI through bankruptcy proceedings.

     Net Income

     Other income decreased 56.6% to $1.7 million, primarily due to reduced levels of cash and marketable securities resulting primarily from the Company’s year-to-date operating loss and capital expenditures.

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2002 period was consistent with the 2001 period at 39.5%.

     Operating income and net income per worksite employee per month decreased to a loss of $15 and $7 in the 2002 period, versus income of $15 and $13 in the 2001 period. The Company’s net income and diluted net income per share for the nine months ended September 30, 2002 decreased to a net loss of $5.1 million and $0.18, versus net income of $8.1 and $0.28 for the nine months ended September 30, 2001.

Liquidity and Capital Resources

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. Provided it is able to refinance its revolving credit agreement, the Company currently believes that its cash on hand, marketable securities, cash flows from operations and will be adequate to meet its liquidity requirements for the remainder of 2002. The Company will rely on these same sources, as well as public and private debt or equity financing, to meet its longer-term liquidity and capital needs.

     On June 25, 2002, the Company entered into a $30 million revolving credit agreement that expires on December 23, 2002, replacing its former $21 million cash-secured line of credit. As of September 30, 2002, the Company has borrowed $30 million under this credit agreement, the proceeds of which have been used to finance the construction of a new facility at the Company’s corporate headquarters. Amounts borrowed under the credit agreement accrue interest based on a rate determined at the time of borrowing. As of September 30, 2002, the weighted average interest rate of borrowings under the facility was 2.33% and approximately $442,000 of interest expense related to the current and former credit agreements have been capitalized as part of construction in progress. Borrowings under the revolving credit agreement are secured by real estate and related improvements at the Company’s headquarters. The credit agreement contains a covenant requiring the Company to maintain daily cash and/or marketable securities balances in investment accounts with Morgan Stanley or JPMorgan Chase Bank, totaling at least $12.0 million through October 2002. As of September 30, 2002, the balance in these accounts was $19.7 million. The minimum required balances increased to $15 million in November 2002. Additionally, the Company is subject to various restrictions regarding additional indebtedness and liens, the distribution of dividends, the amount of treasury stock purchases and the requirement to maintain a ratio of funded debt to consolidated EBITDA for the most recent twelve month period at or below 1.5 to 1.0. For the twelve month period ended September 30, 2002, the Company’s ratio was 1.36 to 1.0.

     In October 2002, the Company entered into a $3.6 million capital lease arrangement. Approximately $3.0 million of the $3.6 million has been funded to finance the purchase of office furniture. The current monthly lease payments are $46,000 per month over the seven-year lease term.

     In October 2002, the Company obtained a $4.5 million term loan that matures in October 2012 and bears interest at the one-month commercial paper rate plus 3.13% (currently 4.88%). The loan is secured by the Company’s aircraft and is payable in monthly installments of $36,000, with a final payment of approximately $1.8 million due at maturity.

     The Company intends to enhance its working capital and short-term liquidity by converting the current revolving credit agreement into a long-term debt facility and is currently negotiating the terms of a $36 million real estate loan expected to be completed in the fourth quarter of 2002. However, failure to secure the real estate loan or extend the revolving credit facility beyond its December 2002 due date could have a material adverse effect on the Company’s financial position.

     The Company has experienced significant increases in health insurance costs and expects to continue to experience significant increases in future periods. The Company’s pricing objectives attempt to maintain or improve gross profit per worksite employee per month by matching or exceeding changes in its primary direct costs with increases in its gross markup per worksite employee. The Company has implemented pricing increases designed to match the anticipated health insurance cost increases. However, due to annual contract commitments, pricing for current customers can only be increased upon contract renewal. Accordingly, the Company expects that its pricing objectives will not be achieved until 2003. However, changes in health insurance claim trends which underlie the Company’s direct costs could enhance or hinder the Company’s ability to meet its pricing objectives. The Company’s inability to achieve its pricing objectives during the first nine months of 2002 has resulted in significant operating losses. These operating losses, in conjunction with other contractual obligations and capital expenditures, also resulted in a significant reduction of the Company’s liquidity and working capital. Failure to achieve its pricing objectives in 2003 could have a material adverse effect on the Company’s financial position.

     The Company had $50.3 million in cash and cash equivalents and marketable securities at September 30, 2002, of which approximately $32.8 million was payable in October 2002 for withheld federal and state income taxes, employment taxes and other payroll deductions. The Company’s revolving credit agreement contains a covenant requiring the Company’s to maintain daily cash and/or marketable securities balances in investment accounts with JPMorgan Chase or Morgan Stanley, totaling $12.0 million through October 2002. As of September 30, 2002, the balance in these accounts was approximately $19.7 million. The minimum required balances increased to $15 million in November 2002. The remainder is available to the Company for general corporate purposes, including, but not limited to, current working capital requirements, capital expenditures and the Company’s stock repurchase program. At September 30, 2002, the Company had working capital of $(5.2) million compared to $36.6 million at December 31, 2001. This decline was primarily due to capital expenditures of approximately $36.0 million, additions to the long-term cash security deposit of $10.0 million with the Company’s new health insurance carrier, United, and $3.9 million in net treasury stock repurchases. These reductions in working capital were offset by net income, excluding depreciation and amortization, of $10.9 million for the nine months ended September 30, 2002.

     Cash Flows From Operating Activities

     The $45.2 million decrease in net cash flows from operating activities was primarily the result of an increase in prepaid insurance and other assets, including $10.8 million pertaining to the Company’s worker’s compensation insurance policy, $6.0 million related to the State of Texas unemployment tax payments, and additional deposits with United of $10.0 million. In addition, the Company’s operating cash flows also reflect the impact of continued increases in health insurance costs and the resulting operating loss. Finally, cash flows from operating activities reflect the result of the timing of payroll and related payroll tax payments surrounding the December 31 and September 30 payroll periods of each period. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a period ends and the occurrence of holidays on or immediately following a period end.

     Cash Flows From Investing Activities

     Capital expenditures during the 2002 period, which totaled approximately $36.0 million, primarily related to (i) building improvements and furniture and fixtures at the Company’s new Los Angeles Service Center, sales offices and corporate headquarters to accommodate the Company’s expansion plans, including the construction of new facilities at the Company’s corporate headquarters; (ii) a corporate-owned aircraft; (iii) the acquisition of VGI assets through bankruptcy proceedings; and (iv) computer hardware and software.

     During 2002, the Company exchanged cash for a $3.0 million note receivable related to the development of a future service center location. The Company also invested an additional $500,000 in eProsper in connection with eProsper’s $1.5 million convertible preferred stock offering.

     Cash Flows From Financing Activities

     Cash flows from financing activities primarily related to the repurchase of $17.1 million in treasury stock, which was partially offset by $13.2 million in proceeds from the exercise of common stock purchase warrants by American Express. The Company has also borrowed $16.5 million under its revolving line of credit agreement during 2002.

Other Matters

     Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of providers including United Healthcare (“United”), PacifiCare, Cigna, Kaiser Permanente and Blue Cross and Blue Shield, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. As of September 30, 2002, the Company has made cash security deposits totaling $25.0 million with United. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year.

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

     In the event of a default or termination of the Company’s contract with United, a default pursuant to the revolving credit agreement or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

     Because the Company has a contractual right to collect an accumulated surplus and is liable for an accumulated deficit up to the amount of its security deposit with United, the Company accounts for the United plan using a partially self-funded insurance accounting model. Under this approach, the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, exceed the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would be required to accrue the estimated accumulated deficit on its balance sheet, which would increase benefits expense and decrease net income in the period that such determination is made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, are less than the premiums paid to United, an accumulated surplus in the plan would exist and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such determination is made. As of September 30, 2002, the Company has recorded an estimated accumulated surplus of approximately $101,000.

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

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments, including the computation of the final official unemployment tax rate from the State of Texas, the Company’s ability to comply with Revenue Procedure 2002-21, and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure, including the Company’s ability to maintain adequate financing for such projects; (v) the Company’s ability to effectively implement its eBusiness strategy; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing agreements with American Express and other companies; (vii) the potential for impairment of investments in other companies; (viii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies; (ix) the Company’s ability to successfully design, implement and market a new pricing and billing system; and (x) an adverse final judgment or settlement in the Aetna lawsuit. These factors are discussed in detail in the Company’s 2001 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 4. CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     See notes to financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

     On August 14, 2002, the Company filed a current report on Form 8-K, disclosing the submission to the Securities and Exchange Commission of sworn statements of the Chief Executive Officer and Chief Financial Officer pursuant to SEC Order No. 4-460, and certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 13, 2002	By:	/s/ Richard G. Rawson

Richard G. Rawson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2002	By:	/s/ Douglas S. Sharp

Douglas S. Sharp
Vice President, Finance (Principal Accounting Officer)

CERTIFICATIONS

I, Paul J. Sarvadi, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Administaff, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Paul J. Sarvadi Paul J. Sarvadi President and Chief Executive Officer

I, Richard G. Rawson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Administaff, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Richard G. Rawson Richard G. Rawson Executive Vice President, Chief Financial Officer and Treasurer