Form 10-K
period 2002-12-31
ADMINISTAFF INC \DE\
filed 2003-03-20
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File No. 1-13998

Administaff, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0479645 (I.R.S. Employer Identification No.)

19001 Crescent Springs Drive Kingwood, Texas (Address of principal executive offices)	77339 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 358-8986

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share Rights to Purchase Series A Junior Participating Preferred Stock (Title of class)	New York Stock Exchange New York Stock Exchange (Name of Exchange on Which Registered)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes   [X]        No   [    ]

     As of March 10, 2003, 26,853,278 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the end of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 28, 2002 closing price of the common stock as reported by the New York Stock Exchange) was approximately $231 million.

     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 8, 2003 which the registrant intends to file within 120 days of the end of the fiscal year.

PART I

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects”, “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assume” and similar expressions. In the normal course of business, Administaff, Inc. (“Administaff” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company’s operations may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, factors discussed in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the factors discussed under the caption “Factors That May Affect Future Results and the Market Price of Common Stock,” beginning on page 22.

ITEM 1. BUSINESS.

General

     Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets. The Company was organized as a corporation in 1986 and has provided PEO services since inception.

     The Company’s principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. The Company’s telephone number at that address is (281) 358-8986 and the Company’s website address is http://www.administaff.com. The Company’s stock is traded on the New York Stock Exchange under the symbol “ASF.” Periodic SEC filings, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s web site free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     The Company’s Personnel Management System is designed to improve the productivity and profitability of small and medium-sized businesses. It relieves business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses. It also promotes employee performance through human resource management techniques that improve employee satisfaction. The Company provides the Personnel Management System by entering into a Client Service Agreement (“CSA”), which establishes a three-party relationship whereby the Company and client act as co-employers of the employees who work at the client’s location (“worksite employees”). Under the CSA, Administaff assumes responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client company retains the employees’ services in its business and remains the employer for various other purposes. The Company charges a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The comprehensive service fee consists of the payroll of its worksite employees and a markup computed as a percentage of the payroll cost of the worksite employees.

     The Company accomplishes the objectives of the Personnel Management System through a High Touch/High Tech approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, the Company employs a high touch approach designed to ensure that its clients receive the personal attention and expertise needed to create a customized human resources solution. For transactional processing, the Company employs a high tech approach that provides secure, convenient information exchange among the Company, its clients and its worksite employees, creating efficiencies for all parties. The primary component of the high tech portion of the Company’s strategy is the Employee Service Center (“ESC”). The ESC is the Company’s web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO services to the Company’s clients and worksite employees.

     Administaff is a leading provider of PEO services, both in terms of the number of worksite employees and in terms of revenues. The Company, which serves client companies with worksite employees located throughout the United States, is currently executing a long-term national expansion strategy targeting approximately 90 sales offices located in 40 strategically selected markets. In an effort to improve profitability, the Company scaled back its expansion efforts from five new sales office openings during 2001 to two new sales offices in two new markets during 2002. As of December 31, 2002, the Company had 38 sales offices located in 21 markets. The Company expects to open two additional sales offices in existing markets during 2003.

     The Company’s national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service capacity. During 2002, the Company continued to place human resources and client service personnel in its sales markets. As of December 31, 2002, the Company had four service centers, which when fully staffed will provide the capacity to serve approximately 160,000 worksite employees. In addition, the Company has human resources and client service personnel located in a majority of its 21 sales markets.

PEO Industry

     The PEO industry began to evolve in the early 1980’s largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes broad aspects of the employer/employee relationship. Because PEOs provide employer-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management.

     The Company believes that the key factors driving demand for PEO services include (i) trends relating to the growth and productivity of the small and medium-sized business community in the United States, such as outsourcing and a focus on core competencies; (ii) the need to provide competitive health care and related benefits to attract and retain employees; (iii) the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation; and (iv) complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

     A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes the further development of the industry. Currently, 24 states have legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in 21 of these states, and is applying for registration in New York, North Carolina and Oklahoma, all of

which enacted PEO registration statutes in 2002. The cost of compliance with these regulations is not material to the Company’s financial position or results of operations.

PEO Services

     The Company serves small and medium-sized business by providing its Personnel Management System, which encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and training and development services. The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client company are the following:

•	Internal Revenue Code (the “Code”)

•	The Family and Medical Leave Act (FMLA)

•	Federal Income Contribution Act (FICA)

•	Health Insurance Portability and Accountability Act (HIPAA)

•	Federal Unemployment Tax Act (FUTA)

•	Fair Labor Standards Act (FLSA)

•	Drug-Free Workplace Act

•	Employee Retirement Income Security Act, as amended (ERISA)

•	Occupational Safety and Health Act (OSHA)

•	Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA)

•	Worker Adjustment and Retraining Notification Act (WARN)

•	Immigration Reform and Control Act (IRCA)

•	Uniform Services Employment and Reemployment Rights Act (USERRA)

•	Title VII (Civil Rights Act of 1964)

•	State unemployment and employment security laws

•	Americans with Disabilities Act (ADA)

•	Age Discrimination in Employment Act (ADEA)

•	State workers’ compensation laws

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

     Benefit Plans Administration. The Company maintains several benefit plans including the following types of coverage: group health coverage, a dependent care spending account plan, an educational assistance program, an adoption assistance program, group term life insurance coverage, accidental death and dismemberment insurance coverage, short-term and long-term disability insurance coverage and a 401(k) plan. The group health plan includes medical, dental, vision, a worklife program and a prescription drug program. All eligible employees may participate in the 401(k) plan, while various components of the welfare and fringe benefit plans are provided to applicable employees based on eligibility provisions specific to those plans. The Company is responsible for the costs and premiums associated with these plans, acts as plan sponsor and administrator of the plans, negotiates the terms and costs of the plans, maintains the plans in accordance with applicable federal and state regulations and serves as liaison for the delivery of such benefits to worksite employees. The Company believes that this variety and quality of benefit plans are generally not available to employees in its small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, the Company believes that the availability of these benefit plans provides its clients with a competitive advantage that small and medium-sized businesses are typically unable to attain.

     Personnel Management. The Company provides a wide variety of personnel management services that give its client companies access to resources normally found only in the human resources departments of large companies. All client companies have access to the Company’s comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. Other human resources services provided by the Company include drafting and reviewing personnel policies and employee handbooks, designing job descriptions, performing prospective employee screening and background investigations, designing performance appraisal processes and forms, and providing professional development and issues-oriented training, employee counseling, substance abuse awareness training, drug testing, outplacement services and compensation guidance.

     Employer Liability Management. Under the CSA, the Company assumes many of the employment-related responsibilities associated with its administrative functions, benefit plans administration and personnel management services. For those employment-related responsibilities that are the responsibility of the client or that Administaff shares with its clients, the Company can assist its clients in managing and limiting exposure. This includes first time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workers’ compensation claims. Administaff also provides guidance to clients for avoiding liability for claims for discrimination, sexual harassment and civil rights violations, and participates in termination decisions to attempt to minimize liability on those grounds. When a claim arises, the Company often assists in the client’s defense regardless of whether the Company has been named directly. The Company employs in-house and external counsel specializing in several areas of employment law who have broad experience in disputes concerning the employer/employee relationship and who provide support to the Company’s human resources service specialists. As part of its comprehensive service, the Company also maintains employment practice liability insurance coverage for its clients, monitors changing government regulations and notifies clients of the potential effect of such changes on employer liability.

     Employee Service Center. The Employee Service Center (“ESC”) is the Company’s web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO services to the Company’s clients and worksite employees. The ESC provides a wide range of functionality, including:

•	WebPayrollSM for the submission and approval of payroll data;

•	Online new employee enrollment;

•	Client-specific payroll information and reports;

•	Employee information, including online check stubs and pay history reports;

•	Online human resources forms;

•	Best practices human resource management process maps and process overviews;

•	An online personnel guide;

•	eUniversitySM web-based training;

•	Links to benefits providers and other key vendors; and

•	Frequently asked questions.

     The ESC also contains My MarketPlaceSM, an eCommerce portal that brings a wide range of product and service offerings from best-of-class providers to Administaff clients, worksite employees and their families. The Company’s My Marketplace offerings include financial services, technology solutions, communications services, travel services, leisure and entertainment services, retail services, gifts and rewards, insurance services, real estate services, research and consulting services and other business and consumer products and services. My MarketPlace also features the unique Best2Best® client network, where Administaff clients can offer their products and services to one another.

Client Service Agreement

     All clients enter into Administaff’s Client Service Agreement (“CSA”). The CSA generally provides for an on-going relationship, subject to termination by the Company or the client upon 60 to 180 days written notice.

     The CSA establishes the Company’s comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect the Company’s costs. Prior to January 1, 2003, the Company’s comprehensive service fees were typically determined at the outset of the CSA, and remained relatively static throughout the contract year. If significant changes occurred during a contract year, the CSA specifically allowed the Company to initiate a manual process to review that specific client’s pricing and adjust it accordingly, based on the rates that had been in effect at the date of the original contract. During 2002, the Company undertook a large-scale effort to review the pricing of its entire client base, as the result of an overall decline in the average payroll cost of its worksite employees. This effort resulted in adjustments for approximately 20% of the Company’s clients.

     In 2002 the Company undertook an additional project to significantly revise its pricing and billing system. The new pricing and billing system uses a dynamic pricing methodology that automatically adjusts client pricing at each billing date based on the most recent data about that client’s worksite employees, including pay rates, benefits elections and payroll taxes, among others. The Company is implementing the new system for all new clients enrolling after January 1, 2003 and all existing clients renewing after January 1, 2003. All clients are expected to be using the new pricing and billing system by the end of 2003.

     The CSA also establishes the division of responsibilities between the Company and the client as co-employers. Pursuant to the CSA, the Company is responsible for personnel administration and is liable for certain employment-related government regulation. In addition, the Company assumes liability for payment of salaries and wages (as well as related payroll taxes) of its worksite employees and responsibility for providing employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of the Company’s employment relationship with each of its worksite employees, the Company is liable for payment of salary and wages of the worksite employees and is responsible for providing employee benefits to such persons, regardless of whether the client company pays the associated comprehensive service fee. The client retains the employees’ services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond the Company’s ability to assume. A third group of responsibilities and liabilities are shared by the Company and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:

Administaff

•	Payment of wages and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment);

•	Workers’ compensation compliance, procurement, management and reporting;

•	Compliance with COBRA, HIPAA and ERISA (for employee benefit plans sponsored by Administaff only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

•	Employee benefits administration.

Client

•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;

•	Assignment to, and ownership of, all intellectual property rights;

•	Compliance with OSHA regulations, EPA regulations, FLSA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

•	Professional licensing requirements, fidelity bonding and professional liability insurance;

•	Products produced and/or services provided; and

•	HIPAA and ERISA compliance for client-sponsored benefit plans.

Joint

•	Implementation of policies and practices relating to the employee/employer relationship; and

•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

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

     Administaff serves client companies and worksite employees located throughout the United States. For the year ended December 31, 2002, Houston, the Company’s original market, accounted for approximately 24% of the Company’s revenues with other Texas markets contributing an additional 19%. By region, the Company’s revenue growth over 2001 and revenue distribution for the year ended December 31, 2002 were as follows:

		% Of
	Revenue	Total
	Growth	Revenues

Northeast	35.0%	11.9%
Southeast	26.2%	10.9%
Central	28.4%	14.6%
Southwest	6.8%	42.5%
West	25.4%	19.3%
Other revenue	(2.1)%	0.8%

     As part of its client selection strategy, the Company does not offer its services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, formerly known as Standard Industrial Classification codes, essentially eliminating certain industries that it believes present a higher risk of employee injury (such as roofing, logging and oil and gas exploration). All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history and operating stability. The Company’s client base is broadly distributed throughout a wide variety of industries including:

•	Finance, insurance and real estate – 15%;

•	Computer and information services – 14%;

•	Management, administration and consulting services – 13%;

•	Medical services – 10%;

•	Manufacturing – 9%;

•	Construction – 8%;

•	Wholesale trade – 8%;

•	Engineering, accounting and legal services – 7%;

•	Retail trade – 5%;

•	Transportation – 2%; and

•	Other – 9%.

     This diverse client base lowers the Company’s exposure to downturns or volatility in any particular industry. However, the Company’s performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community. Weakness in U.S. economic conditions in 2002 had a negative effect on the Company’s revenues and contributed to its net loss for 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended December 31, 2002 Compared to Year Ended December 31, 2001,” beginning on page 29 for a discussion of the effect of economic conditions on the Company’s results.

     The Company focuses heavily on client retention. Administaff’s client retention record over the last five years reflects that approximately 70% of Administaff’s clients remain for more than one year, and that the retention rate improves for clients who remain with Administaff for longer periods, up to approximately 80% for clients in their fifth year with Administaff. The resulting overall retention rate for 2002 was approximately 75%. Client attrition is attributable to a variety of factors, including (i) client non-renewal due to price factors; (ii) termination of the CSA by Administaff resulting from the client’s non-compliance or inability to make timely payments; (iii) client business failure, sale, merger, or disposition; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

     As of December 31, 2002, the Company had 38 sales offices located in 21 markets. The Company is currently executing a long-term national expansion strategy, which targets approximately 90 sales offices in 40 strategically selected markets. The Company’s sales offices typically consist of six to ten sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. The Company’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date

Houston	4	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas	3	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	3	1995
Washington D.C	2	1995
Denver	1	1996
Los Angeles	3	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	4	1998
New York	2	1999
Baltimore	1	2000
New Jersey	1	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	1	2002
Cleveland	1	2002

     The 40 markets included in the national expansion plan were identified using a systematic market evaluation and selection process. The Company continues to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria that the Company believes are reliable predictors of successful penetration based on its experience. Among the factors considered are (i) market size, in terms of small and medium-sized businesses engaged in selected industries that meet the Company’s risk profile; (ii) market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers; (iii) existing relationships within a given market, such as vendor or client relationships; (iv) expansion cost issues, such as advertising and overhead costs; (v) direct cost issues that bear on the Company’s effectiveness in controlling and managing the cost of its services, such as workers’ compensation and health insurance costs, unemployment risks and various legal and other factors; (vi) a comparison of the services offered by Administaff to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs; and (vii) long-term strategy issues, such as the general perception of markets and the Company’s estimate of the long-term revenue growth potential of the market. Each of the Company’s expansion markets, beginning with Dallas in 1993, was selected in this manner. The Company expects to open two additional sales offices in existing markets during 2003.

     The Company’s marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. The Company develops a mix of advertising media and a placement strategy tailored to each individual market. After selecting a market and developing its marketing mix, but prior to entering the market, the Company engages in an organized media and public relations campaign to prepare the market for the Company’s entry and to begin the process of generating sales leads. The Company markets its services through a broad range of media outlets, including radio, newspapers, periodicals, direct mail and the Internet. The Company employs a public relations firm in most of its markets as well as advertising consultants to coordinate and implement its marketing campaigns. The Company has developed an inventory of proven, successful radio and newsprint advertisements, which are utilized in this effort.

     The Company’s organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, the American Express marketing alliance and the Internet. These leads result in initial presentations to prospective clients, and, ultimately, a predictable number of client census reports. A prospective client’s census report reflects information gathered by the sales representative about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary and desired level of benefits. This information is entered into the Company’s customized bid system, which applies Administaff’s proprietary pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, the prospective client’s workers’ compensation, health insurance, employer practices and financial stability are evaluated from a risk management perspective. Upon completion of a favorable risk evaluation, the sales representative presents the Company’s bid and attempts to enroll the prospect. The Company’s selling process typically takes approximately 90 days.

     The Company has entered into a Marketing Agreement with American Express, under which American Express is utilizing its resources and working jointly with the Company to generate appointments with prospects for the Company’s services from the American Express customer base in certain markets. In addition, certain American Express services are included in the Company’s My MarketPlace offerings. The Company pays a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement and the total number of worksite employees paid by the Company. In 2002, the Marketing Agreement produced 17.4% of the Company’s sales leads and 16.6% of new worksite employees sold. The Marketing Agreement expires at the end of 2005 for existing markets, but was recently extended until the end of 2006 for new markets opened after 2002 through 2005.

Competition

     Administaff provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by the Company’s commitment to service and technology personnel and tools, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 1999 through 2001 annual NAPEO surveys of the PEO industry, the Company has successfully leveraged its full-service approach into significantly higher returns for the Company on a per worksite employee per month basis. During the three year period from 1999 through 2001, the Company’s staff support ratio averaged 42% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 127% and 249%, respectively.

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

     Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, the Company considers its primary competition to be the traditional in-house provision of human resource services. The PEO industry is highly fragmented, and the Company believes that it is one of the largest PEOs in the United States. The Company’s largest national competitors include Gevity HR and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, the Company competes to some extent with fee-for-service providers such as payroll processors and human resource consultants and faces competition from large regional PEOs in certain areas of the country. As the Company and other large PEOs expand nationally, the Company expects that competition may intensify among larger PEOs.

Vendor Relationships

     Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees.

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage and automatically renews on January 1 of each year, subsequent to the annual expiration of each policy year, subject to cancellation by either party upon 180 days notice. For a discussion of the Company’s contract with United, see Item 7. “Critical Accounting Policies and Estimates – Benefits Costs” on page 25.

     The Company’s workers’ compensation policy is currently provided by Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies. Since November 1994, the Company has been covered under a guaranteed cost plan whereby premiums are paid for complete coverage of all claims under the policy. The current policy expires on September 30, 2003. The Company is currently in discussions with workers’ compensation insurance carriers regarding the replacement of its current workers’ compensation policy. There can be no assurances that the Company will be able to obtain a replacement contract with terms similar to the current policy, and the new contract will likely involve increased costs and significant collateral requirements.

Information Technology

     The Company has developed customized information technology capable of meeting the demands of payroll and related processing for the Company’s worksite employees, satisfying the Company’s administrative and management information needs, providing productivity enhancement tools to the Company’s corporate staff and providing web-based access to certain tools and data. While the Company utilizes commercially available software for standard business functions such as finance and accounting, it has developed a proprietary professional employer information system for the delivery of its primary services.

     Administaff Information Management System (“AIMS”), is the Company’s proprietary PEO information system and is in its fifth generation. This system manages data relating to worksite employee enrollment, human resource management, benefits administration, payroll processing, management information, and sales bid calculations that are unique to the PEO industry and to Administaff. Central to the system is a payroll processing system that allows the Company to process a high volume of payroll transactions that meet the specific needs of its client companies.

     The Employee Service Center is the Company’s web-based PEO service delivery platform. With its integration into AIMS, the ESC is designed to provide automated, personalized PEO services to the Company’s clients and worksite employees. For a description of the functionality provided through the ESC, see “PEO Services – Employee Service Center” on page 5.

     The Company’s primary information processing facility is located at the Company’s corporate headquarters in Kingwood, Texas (a suburb of Houston) with secondary processing facilities located at the Company’s service centers in Atlanta, Dallas, Houston and Los Angeles. The Dallas facility acts as a disaster recovery facility for the Company, capable of handling all of the Company’s operations for short periods of time.

     The Company has invested substantially in its technology and network infrastructure. Service centers, district sales offices and corporate offices are connected to the corporate data center by high-speed frame-relay and point-to-point network services provided by AT&T utilizing Nortel Networks’ gigabit technology.

Industry Regulation

     The Company’s operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with its worksite employees, the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 24 states have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

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

     Employee Benefit Plans

     The Company offers various employee benefits plans to eligible employees, including its worksite employees. The Company maintains these employee benefit plans as “single-employer” plans rather than “multiple-employer” plans. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement (“CODA”) under Code Section 401(k) and an employer matching contribution feature under Code Section 401(m)); a cafeteria plan under Code Section 125; a group welfare benefits plan which includes medical, dental, vision, life insurance, disability and worklife programs; a dependent care spending plan; an educational assistance program; and an adoption assistance program. Generally, employee benefit plans are subject to provisions of both the Code and ERISA.

     Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work. Among the factors which appear to have been considered more important by the IRS are (i) the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work); (ii) the financial control or the economic aspects of the relationship; and (iii) the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity).

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

     401(k) Plan. On April 24, 2002, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2002-21, which provided guidance for the operation of defined contribution plans maintained by PEOs which benefit worksite employees. The guidance applies to plans in existence on May 12, 2002 and their operation in plan years beginning after December 31, 2003.

     On May 21, 2002, Administaff entered into a Closing Agreement with the IRS related to an audit of the Administaff 401(k) Plan for the year ended December 31, 1993. The agreement recognizes and preserves Administaff’s ability to maintain its current single employer plan structure through December 31, 2003. As a result of the agreement, the IRS has closed its audit of the plan and granted full relief from retroactive disqualification on the exclusive benefit rule issue raised during the audit. For periods after December 31, 2003, the Company intends to comply with IRS Revenue Procedure 2002-21, and expects that the required changes to the plan will not have a material adverse effect on its financial condition or results of operations. For a discussion of the required changes to the Company’s 401(k) Plan, see “Factors That May Affect Future Results and the Market Price of Common Stock – Compliance with IRS Revenue Procedure 2002-21” on page 41.

     In addition, on September 6, 2002, the IRS issued a favorable determination letter as to the tax qualification status of the Administaff 401(k) Plan which includes all amendments and restatements of the plan and trust documents adopted between April 30, 1992 and October 1, 2002. While this determination letter issued by the IRS reflects the tax qualified status of the form of the application documents, it would not preclude a subsequent disqualification based on the plan’s operation.

     Possible Multiple Employer Welfare Arrangement Treatment. On February 11, 2000, the U.S. Department of Labor (“DOL”) issued regulations requiring that multiple employer welfare arrangements (“MEWAs”) file an annual return disclosing certain information (the “Form M-1”). In general, a MEWA is defined broadly to include any employee welfare benefit plan or other arrangement that is established or maintained for the purpose of offering or providing medical benefits to the employees of two or more employers (including one or more self-employed individuals). The DOL’s definition of what constitutes a MEWA can be construed so broadly that it was necessary for the regulations to expressly exempt insurance companies and specified collectively bargained plans from the filing requirements. Without the exemption, these entities believed that they could be categorized as MEWAs and be required to file the Form M-1.

     The Company’s position is that it has established itself, by agreement with its clients, as the employer for purposes of sponsoring its group health plan. Consistent with this position, the Company’s group health plan is structured as a single-employer plan. The Company, however, is concerned that given the breadth of the DOL’s MEWA definition, the DOL could take the position that its group health plan is a MEWA. Given the breadth of the M-1 filing requirement, Administaff chose to make a protective filing on Company letterhead of the information requested in the Form M-1 to the DOL for the 1999, 2000, 2001 and 2002 plan years, while explicitly maintaining the position that its group health plan was not a MEWA.

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

     State Unemployment Taxes

     The Company records its state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. The Company must estimate its expected tax rate in those states for which tax rate notices have not yet been received. In January 2002, as a result of a corporate restructuring, the Company filed for a partial transfer of compensation experience with the state of Texas.

     In June 2002, the Company received an initial determination from the Texas Workforce Commission (“TWC”) that its partial transfer application was denied. The Company filed an appeal of this ruling with the TWC. On October 30, 2002, the TWC issued its decision approving Administaff’s application for a partial transfer of compensation experience.

     Since filing its partial transfer application in Texas, Administaff has paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. However, the Company has recorded Texas unemployment taxes at its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6 million at December 31, 2002, included as a component of other current assets. Administaff will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies Administaff of its final official tax rate for the 2002 calendar year. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination to the extent the Company’s estimate differs from the TWC’s final official tax rate.

State Regulation

     While many states do not explicitly regulate PEOs, 24 states have regulations containing licensing, registration or certification requirements for PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. The Company holds licenses in Arkansas, Florida, Montana, New Hampshire, New Mexico, Oregon, South Carolina, Tennessee, Texas, Utah and Vermont. The Company is registered or certified in Colorado, Illinois, Kentucky, Louisiana, Maine, Minnesota, Nevada, New Jersey, Rhode Island and Virginia. The Company is applying for registration pursuant to the recently-enacted registration statutes in New York, North Carolina and Oklahoma. Regardless of whether a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. In 1993, the Company was instrumental in obtaining enactment of PEO legislation in Texas, where it faced a number of challenges under state law, and believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

Corporate Office Employees

     The Company had approximately 1,325 corporate office and sales employees as of December 31, 2002. The Company believes that its relations with its corporate office and sales employees are good. None of the Company’s corporate office and sales employees is covered by a collective bargaining agreement.

Intellectual Property

     The Company currently has registered trademarks and pending applications for registration. Although the Administaff mark is the most material trademark to the Company’s business, the Company’s trademarks as a whole are also of considerable importance to the Company. Additionally, the Company has a pending patent application for its WebPayroll software application.

ITEM 2. PROPERTIES.

     The Company believes that its current facilities are adequate for the purposes for which they are intended and that they provide sufficient capacity to accommodate the Company’s expansion plan. The Company will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and the Company’s long-term service delivery requirements.

Corporate Headquarters

     The Company’s corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility. This 28-acre Company-owned office campus includes approximately nine acres of undeveloped land for future expansion. All development and support operations are located in the Kingwood facility, along with the Company’s record retention center and primary data processing center. During the third quarter of 2002, the Company completed the expansion of its corporate headquarters with the construction of a 183,000 square foot office building and parking garage.

Service Centers

     The Company currently has four service centers located in Atlanta, Dallas, Houston, and Los Angeles.

     The Atlanta service center, which currently services approximately 25% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2009, is designed to service approximately 40,000 worksite employees at full capacity.

     The Dallas service center, which currently services approximately 37% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility, which also serves as the Company’s backup data processing center and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees at full capacity.

     The Houston service center, which services approximately 30% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2010, is designed to service approximately 40,000 worksite employees at full capacity.

     The Los Angeles service center, which currently services approximately 8% of the Company’s worksite employee base, is located in a 45,000 square foot leased facility. This facility, which is under lease until 2012, is designed to service approximately 40,000 worksite employees at full capacity.

Sales Offices

     As of December 31, 2002, the Company had sales and service personnel in 29 facilities located in its 21 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2002, the Company had 38 sales offices in these 21 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to 10 sales representatives, a district sales manager and an office administrator. In addition, the Company has placed certain client service personnel in a majority of its sales markets to provide high-quality, localized service to its clients in those major markets. The Company expects to continue placing various client service personnel in its sales markets as a critical mass of clients is attained in each market.

ITEM 3. LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial condition or results of operations.

     On November 5, 2001, the Company filed a lawsuit against Aetna US Healthcare (“Aetna”), its former health insurance carrier. The Company has asserted claims against Aetna for breach of contract, economic duress, negligent misrepresentation, breach of good faith and fair dealing, and violations of the Texas Insurance Code. The Company has alleged that during the third quarter of 2001, Aetna placed the Company under economic duress by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract. In addition, the Company has alleged that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. The Company is seeking damages in excess of $42 million, including amounts related to the increased health insurance costs in the third and fourth quarters of 2001.

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated ERISA, breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. Aetna is alleging damages of approximately $35 million.

     Both the Company and Aetna have filed motions for summary judgement, which could result in the court dismissing some or all of the Company’s claims and/or Aetna’s counterclaim. While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages (as of March 10, 2003) and positions of the Company’s executive officers:

Name	Age	Position

Paul J. Sarvadi	46	President and Chief Executive Officer
Richard G. Rawson	54	Executive Vice President, Administration, Chief Financial Officer and Treasurer
A. Steve Arizpe	45	Executive Vice President, Client Services
Jay E. Mincks	49	Executive Vice President, Sales and Marketing
Howard G. Buff	42	Vice President, Benefits and Corporate Human Resources
Samuel G. Larson	41	Vice President, Enterprise Project Management
Douglas S. Sharp	41	Vice President, Finance and Controller
John H. Spurgin, II	56	Vice President, Legal, General Counsel and Secretary

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

     Samuel G. Larson has served as Vice President, Enterprise Project Management since January 2000. From February 1997 to January 2000, he served as Vice President of Finance. He joined Administaff in August 1994 as Controller. Prior to joining Administaff, Mr. Larson served as Controller for a small publicly-held company; as Financial Reporting Manager for NL Industries, Inc.; and as an Audit Manager with Ernst & Young LLP.

     Douglas S. Sharp has served as Vice President, Finance and Controller since joining Administaff in January 2000. From July 1994 until he joined Administaff, Mr. Sharp served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small publicly-held company; as Controller for a large software company; and as an Audit Manager for Ernst & Young LLP. Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO since January 2002.

     John H. Spurgin, II has served as Vice President, Legal, General Counsel and Secretary since joining Administaff in January 1997. Prior to joining Administaff, Mr. Spurgin was a partner with the Austin office of McGinnis, Lochridge & Kilgore, L.L.P., where he served as Administaff’s outside counsel for nine years.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company’s common stock is traded on the New York Stock Exchange under the symbol “ASF”. As of March 10, 2003, there were 195 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange composite transactional tape.

	High	Low
2002
First Quarter	$28.40	$20.40
Second Quarter	28.15	8.30
Third Quarter	10.51	1.99
Fourth Quarter	7.90	3.85

2001
First Quarter	$32.90	$17.42
Second Quarter	28.20	15.40
Third Quarter	33.90	22.30
Fourth Quarter	36.48	19.80

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information provided below has been adjusted to present the Company’s revenues net of worksite employee payroll cost, and as a result, differs from the Company’s previous Form 10-K filings. For a discussion of the Company’s change in accounting method, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” on page 24.

	Year ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$849,021	$720,219	$598,291	$373,512	$283,937
Gross profit	166,390	165,015	138,534	89,528	68,610
Operating income (loss)	(1,850)	18,539	22,234	10,559	11,201
Net income (loss)	(4,081)	10,357	16,900	9,358	9,123
Basic net income (loss) per share(2)	$(0.15)	$0.38	$0.62	$0.34	$0.32
Diluted net income (loss) per share(2)	$(0.15)	$0.36	$0.58	$0.34	$0.31
Balance Sheet Data:
Working capital	$41,238	$36,609	$51,179	$35,792	$52,475
Total assets	315,164	274,003	242,817	147,698	142,799
Total debt	44,169	13,500	—	—	—
Total stockholders’ equity	116,349	122,935	105,510	80,468	86,857
Statistical Data:
Average number of worksite employees paid per month during period	77,334	69,480	62,140	42,479	34,819
Revenues per worksite employee per month(3)	$915	$864	$802	$733	$680
Gross profit per worksite employee per month	$179	$198	$186	$176	$164
Operating income (loss) per worksite employee per month	$(2)	$22	$30	$21	$27

(1)	Gross billings of $4.9 billion, $4.4 billion, $3.7 billion, $2.3 billion and $1.7 billion less worksite employee payroll cost of $4.0 billion, $3.7 billion, $3.1 billion, $1.9 billion and $1.4 billion, respectively.

(2)	Adjusted to reflect the two-for-one split of the common stock effected on October 16, 2000.

(3)	Gross billings of $5,235, $5,245, $4,973, $4,435 and $4,028 per worksite employee per month less payroll cost of $4,320, $4,381, $4,171, $3,702 and $3,348 per worksite employee per month, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Historical results are not necessarily indicative of trends in operating results for any future period.

     The statements contained in this Annual Report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 under “Factors that May Affect Future Results and the Market Price of Common Stock” on page 39 and the uncertainties set forth from time to time in the Company’s other public reports and filings and public statements.

Overview

     Administaff provides a comprehensive Personnel Management SystemSM that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development services. The Company’s overall operating results are largely dependent on the number of worksite employees paid, and can be measured in terms of revenues, payroll costs, or gross profit per worksite employee per month. As a result, the Company often uses this unit of measurement in analyzing and discussing its results of operations.

     Revenues

     The Company accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent (“EITF 99-19”). The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

     The Company’s revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period and the number of worksite employees enrolled in the Company’s benefit plans. Because the Company’s markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of the Company’s markets.

     Historically, the Company has included both components of its gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of its worksite employees. The Company assumes its employer obligations regardless of whether the Company collects its gross billings. After discussions with the Securities and Exchange Commission staff, the Company has changed its presentation of revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs primarily because the Company is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced revenue for the years ended December 31, 2002, 2001 and 2000 by $4.0 billion, $3.7 billion and $3.1 billion, respectively, but had no effect on gross profit, operating income or net income (loss).

     Direct Costs

     The Company’s primary direct costs associated with its revenue generating activities are (i) employment-related taxes (“payroll taxes”); (ii) costs of employee benefit plans; and (iii) workers’ compensation insurance premiums.

     Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claims histories and vary from state to state.

     Employee benefits costs are comprised primarily of health insurance costs (including dental and pharmacy costs), but also include costs of other employee benefits such as life insurance, vision care, disability insurance, education assistance, adoption assistance, a dependent care spending account and a worklife program.

     The Company experienced a 20.8% increase in benefits costs per covered employee during 2002 and expects a 15% to 18% increase in 2003. While the Company’s results of operations will be impacted to some degree in 2003 by the expected increase and its contractual pricing constraints, the Company does not expect this situation to have a material adverse effect on its financial position.

     The Company’s gross profit per worksite employee is determined in part by its ability to accurately estimate and control direct costs and its ability to incorporate changes in these costs into the gross billings charged to clients, which are subject to contractual arrangements that are typically renewed annually. Gross profit, measured as a percentage of revenues, is also affected by the markup portion of its gross billings, which is calculated based on a percentage of worksite employee payroll cost, and the Company’s direct cost structure. The Company uses gross profit per worksite employee per month as its principal measurement of relative performance at the gross profit level.

     Operating Expenses

•	Salaries, wages and payroll taxes - Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay. The Company’s corporate employees primarily include sales and marketing, client services, benefits, legal, finance, technology development and administrative support personnel.

•	General and administrative expenses - The Company’s general and administrative expenses primarily include (i) rent expenses related to the Company’s service centers and sales offices; (ii) outside professional service fees related to legal, consulting and accounting services; (iii) administrative costs, such as postage and supplies; (iv) employee travel expenses; and (v) repairs and maintenance costs associated with the Company’s facilities and technology infrastructure.

•	Commissions - Commission expense primarily consists of amounts paid to sales personnel and to American Express. Commissions for sales personnel are based on a percentage of revenue generated by such personnel, while commissions are paid to American Express in accordance with its Marketing Agreement with the Company.

•	Advertising - Advertising expense primarily consists of media advertising and other business promotions in the Company’s current and anticipated sales markets. This expense is impacted to some degree by the number of new markets included in each year’s expansion plan.

•	Depreciation and amortization - Depreciation and amortization expense is primarily a function of the Company’s capital investments in corporate facilities, service centers, sales offices and technology infrastructure.

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

     Income Taxes

     The Company’s provision for income taxes typically differs from the U.S. statutory rate of 35% due primarily to state income taxes. During 2002 and 2001, the Company also experienced an increase in its effective tax rate due to the write-offs associated with its investments in other companies. See “Other Matters — Investments in Other Companies” on page 37. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation and amortization, software development costs and the Company’s estimated workers’ compensation dividend receivable. Changes in these items are reflected in the Company’s financial statements through the Company’s deferred income tax provision.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to benefits, workers’ compensation, payroll taxes, client bad debts, investments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue and Direct Cost Recognition - The Company accounts for its revenues in accordance with EITF 99-19. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

Historically, the Company has included both components of its gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of its worksite employees. The Company assumes its employer obligations regardless of whether the Company collects its gross billings. After discussions with the Securities and Exchange Commission staff, the Company has changed its presentation of revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because the Company is not generally responsible for the output and quality of work performed by the worksite employees.

In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s gross billings.

To conform to the net method, the Company reclassified worksite employee payroll costs of $4.0 billion, $3.7 billion and $3.1 billion for the years ended December 31, 2002, 2001 and 2000, respectively, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct cost associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance premiums.

•	Benefits Costs - The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of December 31, 2002, the Company’s security deposit totaled $25 million. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contact year. As a result, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees are collectively greater than the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would accrue a current liability on its balance sheet up to the amount of the security deposit, which would increase benefits expense and decrease net income in the period that such determination was made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees are collectively less than the premiums paid to United, an accumulated surplus in the plan would be incurred and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such a determination was made. As of December 31, 2002, the Company has estimated an IBNR component at approximately $37.2 million and recorded an estimated accumulated deficit of approximately $2.3 million. For the year ended December 31, 2002, the Company’s total United Plan costs were approximately $290.1 million.

•	State Unemployment Taxes - The Company records its state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. The Company must estimate its expected SUI tax rate in those states for which tax rate notices have not yet been received.

In January 2002, as a result of a corporate restructuring plan, the Company filed for a partial transfer of compensation experience with the state of Texas. In June 2002, the Company received an initial determination from the Texas Workforce Commission (“TWC”) that its partial transfer application was denied. The Company filed an appeal of this ruling with the TWC. On October 30, 2002, the TWC issued its decision approving Administaff’s application for a partial transfer of compensation experience.

Since filing its application in Texas, Administaff has paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. However, the Company has recorded Texas unemployment taxes at its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6.0 million at December 31, 2002, included as a component of other current assets. Administaff will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies Administaff of its final official tax rate for the 2002 calendar year. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination, to the extent the Company’s estimate differs from the TWC’s final official tax rate.

•	Workers’ compensation costs - The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for the policy year are less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. If the Company’s estimates were to indicate that an additional dividend had been earned, the Company would record a receivable for the amount of that dividend and decrease its workers’ compensation insurance expense, which would increase net income in the period that such determination was made. On the other hand, if the Company’s estimates were to indicate that the amount of any recorded dividend receivable had been reduced due to greater than anticipated claim developments, the Company would reduce its receivable and increase its workers’ compensation insurance expense, which would reduce net income in the period that such determination was made. During 2002, the Company recorded an estimated dividend receivable totaling approximately $2.5 million as a long-term asset.

•	Contingent liabilities - The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made. For a more detailed discussion of the contingent losses that the Company believes are reasonably possible, see Note 10 to the Consolidated Financial Statements. For a discussion of potential contingent liabilities, see Item 3. Legal Proceedings on page 17; “Factors That May Affect Future Results and the Market Price of Common Stock — Increases in Health Insurance Premiums and Workers’ Compensation Costs” on page 39, and “Increases in Unemployment Tax Rates” on page 40.

•	Investment valuation - The Company has an equity investment in a privately-held development stage company whose operations fit within the Company’s strategic focus. This investment is recorded using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. If, based on its review, the Company was to determine that the investment’s estimated fair market value had declined below its carrying value for a reason that was other than temporary, the Company would write down the value of the investment to its estimated fair market value, which would reduce net income in the period of such determination. In December 2002, the Company determined that the fair value of its investment in eProsper had declined below its carrying value, for reasons that were other than temporary, resulting in the write-off of its entire investment of approximately $3.1 million.

•	Deferred taxes - The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should the Company determine that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company; (ii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based; and (iii) the fact that the Company is at risk for the payment of its direct costs and worksite employee payroll costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its CSA and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment has historically been very low as a percentage of revenues. However, if the financial condition of the Company’s customers were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Property and equipment - The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods following such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. In January 2003, the Company committed to a plan to sell Administaff Financial Management Services, Inc. (“FMS”) and initiated a program to market the division and locate a buyer. As a result, FMS will be reported as a discontinued operation in 2003 in accordance with SFAS No. 144. As of December 31, 2002, the net book value of FMS was approximately $1.2 million. Failure to sell FMS at an amount at least equal to the net book value would result in the Company incurring and recording a loss on the disposal of FMS.

Recent Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 144. SFAS No. 144 amends existing accounting guidance on asset impairments and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated statements of operations or consolidated balances sheets. The Company will apply the provisions of SFAS No. 144 in connection with the planned sale of FMS, which was initiated in January 2003. FMS is a subsidiary that provides outsourced accounting and bookkeeping services.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145, which is to be applied to all periods presented, is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 did not have an impact on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. SFAS No. 146, which requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred, is effective for the Company beginning January 1, 2003 and is to be applied on a prospective basis.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method pro forma disclosures to be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires similar disclosures in interim financial statements. The transition and disclosure requirements of SFAS No. 148 were adopted by the Company in 2002.

Transactions with Related and Other Certain Parties

     The Company does not have any transactions with related parties that are considered material to the Company’s results of operations and/or financial condition.

     During 2001 and 2002, American Express exercised common stock purchase warrants for 1,073,729 shares and 526,271 shares, respectively, of the Company’s common stock at exercise prices ranging from $20 to $25 per share. As of December 31, 2002 the Company has repurchased 1,326,271 shares from American Express in private transactions at prices ranging from $24.46 to $27.02 per share.

     Subsequent to December 31, 2002, the Company repurchased 1,286,252 additional shares from American Express in a private transaction for $7.7 million, or $6.00 per share.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

     The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2002 and 2001.

	Year ended December 31,

	2002	2001	% change

		(in thousands, except per share and statistical data)
Revenues (gross billings of $4.9 billion and $4.4 billion less worksite employee payroll cost of $4.0 billion and $3.7 billion, respectively)	$849,021	$720,219	17.9%
Gross profit	166,390	165,015	0.8%
Operating expenses	168,240	146,476	14.9%
Operating income (loss)	(1,850)	18,539	(110.0)%
Other income (expense)	(1,747)	848	(306.0)%
Net income (loss)	(4,081)	10,357	(139.4)%
Diluted net income (loss) per share of common stock	(0.15)	0.36	(141.7)%
Statistical Data:
Average number of worksite employees paid per month	77,334	69,480	11.3%
Revenues per worksite employee per month(1)	$915	$864	5.9%
Gross profit per worksite employee per month	179	198	(9.6)%
Operating expenses per worksite employee per month	181	176	2.8%
Operating income (loss) per worksite employee per month	(2)	22	(109.1)%
Net income (loss) per worksite employee per month	(4)	12	(133.3)%

(1)	Gross billings of $5,235 and $5,245 per worksite employee per month less payroll cost of $4,320 and $4,381 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues, which represent gross billings net of worksite employee payroll cost, increased 17.9% over 2001 due to a 11.3% increase in the average number of worksite employees paid per month combined with a 5.9% increase in revenues per worksite employee per month.

     The 11.3% increase in the average number of worksite employees paid per month during 2002 was directly related to improvements in all three of the Company’s sources of paid worksite employees as compared to 2001- new client sales, client retention, and net change in existing clients through new hires and terminations. New client sales improved over 2001 as the average number of trained sales representatives increased during 2002. While client retention percentages remained relatively constant during 2001 and 2002, there were fewer worksite employees associated with terminated clients during 2002 as compared to 2001. The net change in existing clients was impacted as terminations in the existing client base exceeded new hires during 2002; however, at levels lower than those experienced during 2001.

     The 5.9% increase in revenues per worksite employee per month was primarily due to pricing increases in the markup portion of the Company’s gross billings, partially offset by a 1.4% decrease in the average worksite employee payroll cost per month. In 2002, worksite employee payroll cost per month decreased as compared to the increase experienced in 2001. This decrease was primarily due to weakness in U.S. economic conditions which resulted in lower compensation increases and a reduction in the payroll cost for new and replacement worksite employees within the Company’s existing client base.

The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2002 and 2001.

	Year ended December 31,			Year ended December 31,

	2002	2001	% change	2002	2001

	(in thousands)			(% of total revenue)
Northeast	$101,097	$74,900	35.0%	11.9%	10.4%
Southeast	92,480	73,267	26.2%	10.9%	10.2%
Central	123,901	96,528	28.4%	14.6%	13.4%
Southwest	360,622	337,725	6.8%	42.5%	46.9%
West	164,221	130,958	25.4%	19.3%	18.2%
Other revenues	6,700	6,841	(2.1)%	0.8%	0.9%

Total revenues	$849,021	$720,219	17.9%	100.0%	100.0%

     Gross Profit

     Gross profit increased 0.8% to $166.4 million compared to 2001. Gross profit per worksite employee decreased 9.6% to $179 per month in 2002 versus $198 in 2001. This decline was primarily the result of an increase of $67 in benefits cost per worksite employee per month, partially offset by a $51 increase in revenue per worksite employee per month. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs. The Company has implemented pricing increases designed to match the anticipated health insurance costs increases. However, the Company was unable to immediately pass these increases through to most of its clients due to annual contract commitments.

     While the Company’s revenues per worksite employee per month increased 5.9%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 10.5% to $724 per worksite employee per month in 2002 versus $655 in 2001. The primary components changed as follows:

•	Payroll tax costs - Payroll taxes decreased $3 per worksite employee per month, primarily due to the decreased average payroll cost per worksite employee. Payroll taxes as a percentage of payroll cost increased to 7.25% in 2002 from 7.20% in 2001. The Company has estimated and recorded its state unemployment tax expense during 2002 using tax rates in certain states, including Texas, that were based on its expectation that its application for a partial transfer of compensation experience resulting from its restructuring would be approved. While the Company has received a determination from the TWC that its partial transfer application was approved, the Company has continued to estimate its state unemployment tax expense in Texas until its final official tax rate is determined by the TWC . See “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 25 for a detailed discussion of this matter.

•	Benefits costs - The cost of health insurance and related employee benefits increased $67 per worksite employee per month over 2001, due to a 20.8% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plan to 73.0% in 2002 versus 72.0% in 2001. The Company’s 2002 benefits expense includes the effect of an accumulated deficit of approximately $2.3 million related to the Company’s health insurance contract with United. See “Critical Accounting Policies and Estimates — Benefits Costs” on page 25 for a discussion of the Company’s accounting for health insurance costs. The 2001 benefits expense includes the impact of the disputed health insurance rate increases by Aetna of approximately $12.7 million. See Item 3. Legal Proceedings on page 17 for a discussion of the health insurance rate increase dispute.

•	Workers’ compensation costs - Workers’ compensation costs increased $6 per worksite employee per month, and increased to 1.12% of payroll cost in 2002 from 0.98% in 2001. The Company’s 2001 workers’ compensation costs included the receipt of a $6.6 million credit related to the policy ended September 30, 2001. During 2002, the Company recorded an estimated dividend receivable of $2.5 million under the current policy’s dividend feature. See “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 26 for a discussion of the Company’s accounting for workers’ compensation costs.

Gross profit, measured as a percentage of revenues, decreased to 19.6% in 2002 from 22.9% in 2001.

Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the years ended December 31, 2002 and 2001.

	Year ended December 31,			Year ended December 31,

	2002	2001	% change	2002	2001	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$76,747	$67,761	13.3%	$83	$81	2.5%
General and administrative expenses	50,591	44,569	13.5%	55	54	1.9%
Commissions	12,127	11,173	8.5%	13	14	(7.1)%
Advertising	7,138	6,092	17.2%	7	7	—
Depreciation and amortization	21,637	16,881	28.2%	23	20	15.0%

Total operating expenses	$168,240	$146,476	14.9%	$181	$176	2.8%

     Operating expenses increased 14.9% to $168.2 million. Operating expenses per worksite employee per month increased 2.8% to $181 in 2002 versus $176 in 2001. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 13.3%, or $2 per worksite employee per month, primarily due to a 8.3% increase in corporate personnel and a 4.3% increase in the average base pay per corporate employee. The increase in corporate personnel was primarily composed of a 7.9% increase in sales personnel, a 2.8% increase in service personnel, a 36.2% increase in benefits personnel, a 6.7% increase in other corporate personnel and the initial staffing of Administaff Financial Management Services, the Company’s wholly-owned subsidiary providing web-based financial accounting services.

•	General and administrative expenses increased 13.5%, or $1 per worksite employee per month compared to 2001. The increase resulted primarily from the increased legal expenses associated with the Company’s on-going litigation with Aetna.

•	Commissions expense increased 8.5%, but decreased $1 per worksite employee per month compared to 2001.

•	Advertising costs increased 17.2% and remained constant on a per worksite employee basis versus 2001.

•	Depreciation and amortization expense increased 28.2%, or $3 per worksite employee per month, over 2001 as a result of the increased capital assets placed into service in late 2001 and 2002. These capital assets included (i) the new corporate headquarters facilities, the Los Angeles Service Center and new sales offices; (ii) software development costs related to online enrollment, AIMS, the Company’s proprietary PEO information system, and the Employee Service Center, the Company’s web-based service delivery platform; (iii) computer software for various corporate needs; (iv) computer hardware to expand the Company’s existing information technology infrastructure; (v) an aircraft; and (vi) the purchase of assets from Virtual Growth, Inc. (“VGI”) through bankruptcy proceedings.

     Other Income (Expense)

     Other income (expense) decreased from income of $848,000 in 2001 to a net expense of $1.7 million in 2002. This decrease was primarily due to a decline in interest income from the lower levels of cash and marketable securities, which resulted primarily from the Company’s capital expenditures and reduced operating income in 2002.

During 2002 and 2001, the Company wrote-off investments in other companies totaling $3.1 million and $3.8 million, respectively.

     Income Tax Expense

     During 2002, the Company incurred federal and state income tax expense of $484,000 on a pre-tax loss of $3.6 million. The Company’s effective income tax provision differed from US statutory rate of 35% primarily due to the valuation allowance for deferred tax assets related to the write-off of its investment in eProsper, Inc., the realizability of which is uncertain, state income tax expense incurred by certain of the Company’s subsidiaries, and non-deductible expenses.

     Net Income (Loss)

     Net loss for 2002 was $4.1 million, or $0.15 per diluted share, compared to net income of $10.4 million, or $0.36 per diluted share in 2001. On a per worksite employee per month basis, net income decreased 133.3% to a net loss of $4 in 2002 versus net income of $12 in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

     The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2001 and 2000.

	Year ended December 31,

	2001	2000	% change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $4.4 billion and $3.7 billion less worksite employee payroll cost of $3.7 billion and $3.1 billion, respectively)	$720,219	$598,291	20.4%
Gross profit	165,015	138,534	19.1%
Operating expenses	146,476	116,300	25.9%
Operating income	18,539	22,234	(16.6)%
Other income	848	4,380	(80.6)%
Net income	10,357	16,900	(38.7)%
Diluted net income per share of common stock	0.36	0.58	(37.9)%
Statistical Data:
Average number of worksite employees paid per month	69,480	62,140	11.8%
Revenues per worksite employee per month (1)	$864	$802	7.7%
Gross profit per worksite employee per month	198	186	6.5%
Operating expenses per worksite employee per month	176	156	12.8%
Operating income per worksite employee per month	22	30	(26.7)%
Net income per worksite employee per month	12	23	(47.8)%

(1)	Gross billings of $5,245 and $4,973 per worksite employee per month less payroll cost of $4,381 and $4,171 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues increased 20.4% over 2000 due to an 11.8% increase in the average number of worksite employees paid per month accompanied by a 7.7% increase in revenues per worksite employee per month.

     The Company’s continued expansion of its sales force through new market and sales office openings was the primary factor contributing to the increase in the average number of worksite employees paid. In 2001, the Company’s unit growth rate was lower than in 2000 due primarily to softness in the U.S. economic conditions. In the first half of 2001, all three of the Company’s sources of paid worksite employees — new client sales, client retention, and net change in existing clients through new hires and terminations — were negatively impacted. The net change in existing clients was impacted as terminations in the existing client base exceeded new hires throughout the year, compared to strong gains in this area during 2000. Client retention declined primarily as a result of an increase in the number of clients experiencing financial difficulties and/or seeking lower cost alternatives. New client sales were impacted by uncertainty in the direction of the economy, which impacted the Company’s ability to close sales. During the latter half of the year, new client sales and client terminations gradually returned to historical levels, with new client sales increasing proportionately with the increase in trained sales representatives and client terminations decreasing to a level consistent with the average number of paid worksite employees. However, improvements in these two sources of paid worksite employees were offset by further net layoffs within the existing client base.

     Revenues per worksite employee per month increased 7.7%, from $802 in 2000 to $864 in 2001. Approximately 24.1% of the $62 increase in revenues per worksite employee was the result of increased gross billings designed to match the increased payroll tax expense associated with the higher average payroll cost per worksite employee. Worksite employee payroll cost per month increased 5.0%, reflecting (i) compensation increases within the Company’s existing worksite employee base; and (ii) further penetration of markets with generally higher wage levels, such as San Francisco, New York and Washington, D.C. In 2001, the growth in worksite employee payroll cost per month was lower than the growth rates experienced in 2000, as weakness in U.S. economic conditions resulted in lower compensation increases and a reduction in the payroll cost for new and replacement worksite employees within the Company’s existing client base. The remaining increase in revenues per worksite employee was the result of other increases in the Company’s gross billings, which were designed to meet the Company’s pricing objectives.

     The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2001 and 2000.

	Year ended December 31,			Year ended December 31,

	2001	2000	% change	2001	2000

	(in thousands)			(% of total revenue)
Northeast	$74,900	$45,369	65.1%	10.4%	7.6%
Southeast	73,267	59,155	23.9%	10.2%	9.9%
Central	96,528	75,688	27.5%	13.4%	12.7%
Southwest	337,725	307,587	9.8%	46.9%	51.4%
West	130,958	103,533	26.5%	18.2%	17.3%
Other revenues	6,841	6,959	(1.7)%	0.9%	1.1%

Total revenues	$720,219	$598,291	20.4%	100.0%	100.0%

     Gross Profit

     Gross profit increased 19.1% over 2000 due primarily to the 11.8% increase in the average number of worksite employees paid per month accompanied by a 6.5% increase in gross profit per worksite employee per month. Gross profit per worksite employee increased to $198 per month in 2001 versus $186 in 2000. Gross profit in 2001 was affected by the following items: (i) a $6.6 million credit related to the workers’ compensation policy ended September 30, 2001; and (ii) disputed health insurance rate increases by Aetna totaling approximately $12.7 million in the third and fourth quarters of 2001. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in (i) its primary direct costs; and (ii) its operating costs associated with enhancements in the Company’s comprehensive service offering.

     The disputed health insurance premium increase had a negative effect on gross profit in the third and fourth quarters of 2001 primarily because the Company was required to pay such increases immediately, but was unable to immediately pass those similar increases through to most of its clients due to contractual limitations. The Company’s CSA generally allows the Company to change its pricing upon renewal, which typically occurs annually. See Item 3. Legal Proceedings on page 17 and “Factors That May Affect Future Results and the Market Price of

Common Stock — Increases in Health Insurance Premiums, Unemployment Taxes and Workers’ Compensation Costs” on page 39.

     While the Company’s revenue increased 20.4% per worksite employee per month, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 8.2% to $655 per worksite employee per month in 2001 versus $605 in 2000. The primary components changed as follows:

•	Payroll tax costs - Payroll taxes increased $10 per worksite employee per month, primarily due to the increased average payroll cost per worksite employee. The overall cost of payroll taxes as a percentage of payroll cost was 7.20% in 2001 versus 7.34% in 2000. This decrease was primarily the result of an increase in bonus payroll cost per worksite employee and the company’s lower growth rate, which caused a smaller portion of the total compensation of worksite employees to be subject to state unemployment taxes in 2001 compared to the 2000 period.

•	Benefits costs - The cost of health insurance and related employee benefits increased $44 per worksite employee per month over 2000, due to a 13.7% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under the Company’s health insurance plan to 72.0% in 2001 versus 69.7% in 2000. The increase in cost per covered employee includes the impact of the disputed health insurance rate increases of approximately $12.7 million by Aetna. See Item 3. Legal Proceedings on page 17 for a discussion of the health insurance rate increase dispute.

•	Workers’ compensation costs — Workers’ compensation costs decreased $4 per worksite employee per month, and decreased to 0.98% of payroll cost in 2001 from 1.12% in 2000. During negotiations of its workers’ compensation insurance policy for the period beginning October 1, 2001, the Company negotiated a $6.6 million credit related to the policy period ended September 30, 2001 based on the Company’s claims history during that policy period.

     Gross profit, measured as a percentage of revenues, decreased slightly to 22.9% in 2001 from 23.2% in 2000.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the years ended December 31, 2001 and 2000.

	Year ended December 31,			Year ended December 31,

	2001	2000	% change	2001	2000	% change

		(in thousands)		(per worksite employee per month)
Salaries, wages and payroll taxes	$67,761	$54,477	24.4%	$81	$73	11.0%
General and administrative expenses	44,569	35,426	25.8%	54	48	12.5%
Commissions	11,173	9,278	20.4%	14	12	16.7%
Advertising	6,092	5,117	19.1%	7	7	—
Depreciation and amortization	16,881	12,002	40.7%	20	16	25.0%

Total operating expenses	$146,476	$116,300	25.9%	$176	$156	12.8%

     Operating expenses increased 25.9% to $146.5 million. Operating expenses per worksite employee per month increased 12.8% to $176 in 2001 versus $156 in 2000. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 24.4%, or $8 per worksite employee per month, primarily due to a 23.5% increase in corporate personnel, a 9.7% increase in the average base pay per corporate employee and a decrease in incentive compensation as a percentage of base pay from 11.2% in 2000 to 0.1% in 2001. The increase in corporate personnel was primarily due to a 30% increase in sales personnel, a 33% increase in service personnel and a 12% increase in other corporate personnel.

•	General and administrative expenses increased 25.8%, or $6 per worksite employee per month, over 2000. This increase primarily resulted from expenses such as rent, repairs and maintenance, data communication, telecommunications, equipment leases and utilities expenses associated with the Company’s expansion initiatives, including new service centers in Houston and Los Angeles and five new sales offices. In addition, legal expenses increased due to (i) PEO litigation matters; (ii) trademark, intellectual property and other corporate litigation; (iii) the disputed health insurance rate increases; and (iv) legal issues pertaining to the purchase of assets from Virtual Growth, Inc. out of bankruptcy.

•	Commissions expense increased 20.4%, or $2 per worksite employee per month, over 2000 due to a restructuring of the sales representative compensation plan effective January 1, 2001.

•	Advertising costs increased 19.1% and remained constant on a per worksite employee basis versus 2000.

•	Depreciation and amortization expense increased 40.7%, or $4 per worksite employee per month, as a result of the capital projects placed into service in late 2000 and 2001. Late in 2000, the Company implemented its fifth generation proprietary PEO information system (AIMS) and relocated and expanded its Houston service center. During 2001, the Company’s capital expenditures primarily included computer hardware, software and software development costs.

     Other Income

     Other income decreased 80.6% to $848,000 in 2001, primarily due to the write-off of the Company’s $3.8 million investment in VGI. See “Other Matters - Investments in Other Companies” on page 37.

     Income Tax Expense

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to the valuation allowance for deferred tax assets, state income taxes and non-deductible expenses. The effective income tax rate for the 2001 period increased to 46.6% versus an effective rate of 36.5% during the 2000 period. This increase was primarily a result of (i) a deferred tax asset valuation allowance related to the capital loss carryforward that resulted from the VGI investment write-off, the realizability of which is uncertain; (ii) a 1% increase in the federal income tax rate to 35%; and (iii) a reduction in tax-exempt interest income.

     Net Income

     Net income for 2001 was $10.4 million, or $0.36 per diluted share compared to $16.9 million, or $0.58 per diluted share in 2000. On a per worksite employee per month basis, net income decreased 47.8% to $12 in 2001 versus $23 in 2000.

Liquidity and Capital Resources

     The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities and cash flows from operations and will be adequate to meet its liquidity requirements for the remainder of 2003. The Company will rely on these same sources, as well as public and private debt or equity financing, to meet its longer-term liquidity and capital needs.

     On December 20, 2002, the Company entered into a $36 million mortgage agreement (“Mortgage”) that matures in January 2008. The proceeds were used to repay the Company’s outstanding balance under its revolving credit agreement, which expired in December 2002. The Mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (1.3% at December 31, 2002) plus 2.9%. The Mortgage is secured by the Company’s real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas.

Monthly principal and interest payments are approximately $230,000, with the remaining balance due upon maturity. The Mortgage provides for prepayment penalties, as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment premium during the final year of the Mortgage.

     In October 2002, the Company entered into a $3.8 million capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term.

     In October 2002, the Company obtained a $4.5 million term loan that matures in October 2012 and bears interest at the one-month commercial paper rate plus 3.1% (4.4% at December 31, 2002). The loan is secured by the Company’s aircraft and is payable in monthly installments of $36,000, with the remaining outstanding principal balance due at maturity.

     The Company has experienced significant increases in health insurance costs and expects to continue to experience significant increases in future periods. The Company’s pricing objectives attempt to maintain or improve gross profit per worksite employee per month by matching or exceeding changes in its primary direct costs with increases in its revenue per worksite employee. The Company has implemented pricing increases designed to match the anticipated health insurance cost increases. However, due to annual contract commitments, pricing for current customers can only be increased upon contract renewal. Changes in health insurance claim trends that underlie the Company’s direct costs could enhance or hinder the Company’s ability to meet its pricing objectives during 2003. Failure to achieve its pricing objectives could have a material adverse effect on the Company’s financial position.

     The Company’s current workers’ compensation contract expires on September 30, 2003. The Company’s inability to secure a replacement contract on competitive terms could cause significant disruption to the Company’s business. The Company is currently in discussions with workers’ compensation carriers regarding the replacement of its current workers’ compensation policy. There can be no assurance that the Company will be able to obtain a replacement contract with terms similar to the current policy and the new contract will likely involve increased costs and significant collateral requirements.

     The Company had $86.5 million in cash and cash equivalents and marketable securities at December 31, 2002, of which approximately $49.7 million was payable in early January 2003 for withheld federal and state income taxes, employment taxes and other payroll deductions. At December 31, 2002, the Company had working capital of $41.2 million compared to $36.6 million at December 31, 2001.

     Cash Flows From Operating Activities

     The Company’s cash flows from operating activities in 2002 decreased $7.4 million to $3.1 million, primarily due to a $14.4 million decrease in net income during 2002 as compared to 2001, of which $5.4 million related to net increases in noncash expenses. Offsetting the decrease in net income were $1.6 million in net increases in the Company’s operating asset and liability accounts.

     Cash Flows From Investing Activities

     Capital expenditures totaled $38.4 million in 2002 as follows (in millions):

Buildings and improvements	$21.3
Computer hardware and software	7.9
Vehicles and aircraft	4.5
Furniture and fixtures	3.0
Software development costs	1.7

Total	$38.4

     Capital expenditures for buildings and improvements primarily related to the Company’s expansion of its corporate facilities in Kingwood, Texas.

     Capital expenditures for computer hardware and software included costs associated with (i) purchasing and renewing software licenses; (ii) the acquisition of VGI assets through bankruptcy proceedings; (iii) technology infrastructure and equipment for the new corporate facility; and (iv) computer hardware to enhance the performance and stability of the Company’s technology infrastructure.

     Capital expenditures for vehicles and aircraft primarily related to the purchase of a corporate aircraft in January 2002.

     During 2002, the Company also acquired $3.8 million in office furniture for its new corporate facility through a capital lease arrangement.

     The Company expects a reduced level of capital expenditures in 2003 and has budgeted approximately $10 million, primarily for computer hardware and software.

     Cash Flows From Financing Activities

     Cash flows from financing activities were $24.3 million during 2003. These cash flows were primarily related to proceeds of $40.5 million from long-term debt borrowings, partially offset by the repayment of $13.5 million of its revolving line of credit agreement. In addition, the Company repurchased $17.1 million in treasury stock, which was partially offset by $13.2 million in proceeds received from the exercise of 526,271 common stock purchase warrants by American Express.

     Contractual Obligations and Commercial Commitments

     The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2002 and the effect they are expected to have on its liquidity and capital resources (in thousands):

		Less than		After
	Total	1 Year	1-3 Years	3 Years

Contractual obligations:
Mortgage	$36,000	$1,025	$2,279	$32,696
Term loan	4,465	217	467	3,781
Capital lease obligations	3,704	434	970	2,300
Non-cancelable operating leases	53,020	9,388	17,021	26,611

Total contractual cash obligations	$97,189	$11,064	$20,737	$65,388

Other Matters

     Investments in Other Companies

     During 2000, the Company purchased 500,000 shares of convertible preferred stock of eProsper, Inc. (“eProsper”) for $2.5 million. In April 2002, the Company made an additional $500,000 investment in convertible preferred stock. The eProsper preferred stock is convertible into an equal number of shares of eProsper common stock, subject to antidilutive provisions. The Company has accounted for this investment using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. In December 2002, the Company determined that the fair value of its investment in eProsper had declined below its carrying value, for reasons that were other than temporary, resulting in the Company writing-off its entire investment totaling approximately $3.1 million ($3.1 million net of tax). The Company has recorded a valuation allowance against the related deferred tax asset as it is uncertain that it will be able to utilize the capital loss carryforward in future years.

     During 2000, the Company purchased convertible preferred stock of VGI for a total cost of approximately $3.2 million. During 2001, the Company purchased an additional $319,000 of convertible preferred stock and made loans to VGI totaling $224,000. In December 2001, VGI filed for bankruptcy protection. As a result of the filing, the Company incurred a write-off for all investments in VGI as of that date totaling $3.8 million ($3.7 million net of tax).

     In January 2002, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of approximately $1.6 million. The Company has established a new subsidiary, known as FMS, to provide outsourced accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer during 2003. As a result, FMS will be reported as a discontinued operation in 2003. As of December 31, 2002, the net book value of FMS was approximately $1.2 million. The Company expects the sales proceeds to exceed the net book value of FMS at December 31, 2002.

     Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of providers including United, Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield, all of which are fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. As of December 31, 2002, the Company has made cash security deposits totaling $25.0 million with United. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year.

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

     In the event of a default or termination of the Company’s contract with United or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

     Because the Company has a contractual right to collect an accumulated surplus and is liable for an accumulated deficit up to the amount of its security deposit with United, the Company accounts for the United plan using a partially self-funded insurance accounting model. Under this approach, the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, exceed the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would be required to accrue the estimated accumulated deficit on its balance sheet, which would increase benefits expense and decrease net income in the period that such determination is made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, are less than the premiums paid to United, an accumulated surplus in the plan would exist and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such determination is made. As of December 31, 2002, the Company has recorded an estimated accumulated deficit of approximately $2.3 million.

Seasonality, Inflation and Quarterly Fluctuations

     Historically, the Company’s earnings pattern has included losses in the first quarter followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes, which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Because the Company’s revenues related to each employee are generally earned and collected at a relatively constant rate throughout each year, payment of such tax obligations has a substantial impact on the Company’s financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

     Liability for Worksite Employee Payroll and Benefits Costs

     Under the CSA, the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. The Company assumes such obligations as a principal, not merely as an agent of the client company. The Company’s obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee; and (ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. If a client company does not pay the Company or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, the Company’s ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on its financial condition or results of operations.

     Increases in Health Insurance Premiums and Workers’ Compensation Costs

     The maintenance of health and workers’ compensation insurance plans that cover worksite employees is a significant part of the Company’s business. The Company’s primary health insurance contract expires on December 31, 2003, and automatically renews each year, subject to cancellation by either party upon 180 days notice. The current workers’ compensation contract expires on September 30, 2003. The Company’s inability to secure replacement contracts on competitive terms could cause significant disruption to the Company’s business. The Company is currently in discussions with workers’ compensation carriers regarding the replacement of its current workers’ compensation policy. There can be no assurance that the Company will be able to obtain a replacement contract with terms similar to the current policy and the new contract will likely involve increased costs and significant collateral requirements.

     In December 2002, the Company’s workers’ compensation carrier’s rating was downgraded by A.M. Best Co. (“Best”) from an “A” or “excellent” rating to a “B+” or “very good” rating. In March 2003, Best further downgraded the carrier to a “B” or “fair” rating (“downgrade”). Best’s rating represents an opinion on the insurer’s financial strength and ability to meet its ongoing obligations to its policyholders. A small number of the Company’s clients require an “A” or better rating in order to comply with various contractual commitments. In certain instances the Company has obtained supplemental insurance coverage in order to assist its clients to comply with their contractual obligations, and the Company may be required to obtain additional coverage for other clients as well. In addition, the Company’s ability to attract and retain clients could be adversely impacted by the downgrade, which may result in the Company electing to obtain a new replacement policy prior to the expiration of its current policy on September 30, 2003. Furthermore, in the event the Company’s workers’ compensation carrier’s financial strength experiences further deterioration, the Company’s ability to realize its dividend receivable could be adversely impacted.

     Health insurance premiums and workers’ compensation costs are in part determined by the Company’s claims experience and comprise a significant portion of the Company’s direct costs. The Company employs extensive risk management procedures in an attempt to control its claims incidence and structures its benefits contracts to provide as much cost stability as possible. However, should the Company experience a large increase in claim activity, its health insurance premiums or workers’ compensation insurance rates could increase. The Company’s ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on the Company’s financial condition or results of operations.

     •     Health Insurance Premiums – The Company experienced a 20.8% increase in benefits costs per covered employee during 2002 and expects a 15% to 18% increase in 2003. While the Company’s results of operations will be impacted to some degree in 2003 by the expected increase and its contractual pricing constraints, the Company does not expect this situation to have a material adverse effect on its financial position.

The Company is currently in a dispute with Aetna, its former health insurance carrier, relating to health insurance costs increases during 2001 and Aetna’s administration of its health plan prior to 2002. For a discussion of the Company’s dispute with Aetna, see Item 3. Legal Proceedings on page 17. An unfavorable outcome in this dispute could have a material adverse effect on the Company’s financial position or results of operations.

     •     Workers’ Compensation Costs – In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co., was forced into bankruptcy liquidation. At December 31, 2002, the estimated outstanding claims under the Company’s Reliance policies totaled approximately $7.2 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds to pay such remaining claims. However, several states have provisions that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on the net worth of the Company. In anticipation of this situation, the Company secured insurance coverage from its current workers’ compensation carrier to cover potential claims returned to the Company related to its Reliance policies. As of December 31, 2002, the Company had $1.4 million in insurance coverage remaining. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any probable losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

Increases in Unemployment Tax Rates

     The Company records its state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should the Company’s claim experience increase, its unemployment tax rates could increase. The Company’s ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on the Company’s financial condition or results of operations.

     The Company must estimate its expected tax rate in those states for which tax rate notices have not yet been received. In January 2002, as part of a corporate restructuring, the Company filed for a partial transfer of compensation experience with the state of Texas.

     In June 2002, the Company received an initial determination from the TWC that its partial transfer application was denied. The Company filed an appeal of this ruling with the TWC. On October 30, 2002, the TWC issued its decision approving the Company’s application for a partial transfer of compensation experience.

     Since filing its partial transfer application in Texas, the Company has paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. However, the Company has recorded Texas unemployment taxes at its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6.0 million at December 31, 2002, included as a component of other current assets. The Company will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies the Company of its final official tax rate for the 2002 calendar year. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination to the extent the Company’s estimate differs from the TWC’s final official tax rate.

Need to Renew or Replace Client Companies

     The Company’s standard CSA is subject to cancellation on 60 to 180 days notice by either the Company or the client. Accordingly, the short-term nature of the CSA makes the Company vulnerable to potential cancellations by existing clients, which could materially and adversely affect the Company’s financial condition and results of operations. In addition, the Company’s results of operations are dependent in part upon the Company’s ability to retain or replace its client companies upon the termination or cancellation of the CSA. Prior to 2001, the Company’s average client attrition rate had been approximately 20%. During 2002 and 2001, the Company’s client attrition ratio was approximately 25% due to softness in U.S. economic conditions. There can be no assurance that the number of contract cancellations will not continue at these levels or increase in the future.

Competition and New Market Entrants

     The PEO industry is highly fragmented. Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable in size to the Company. The Company also encounters competition from “fee for service” companies such as payroll processing firms, insurance companies and human resource consultants. Several of the Company’s competitors are PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc. Such companies have substantially greater resources and provide a broader range of services than the Company. Accordingly, the PEO divisions of such companies may be able to provide their PEO services at more competitive prices than may be offered by the Company. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than the Company may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

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

Compliance with IRS Revenue Procedure 2002-21

     On April 24, 2003, the IRS issued Revenue Procedure 2002-21 (“Rev Proc”), which requires defined contribution plans maintained by PEOs to satisfy the requirements of Internal Revenue Code 413(c) (“IRC 413(c)”) or terminate such plans. IRC 413(c) stipulates the qualification requirements for plans maintained by more than one employer, which includes, but is not limited to, compliance and testing of non-discrimination requirements at the client level. The Rev Proc applies to plans in existence on May 12, 2002 such as the Administaff 401(k) Plan (“Plan”) and their operation in plan years beginning after December 31, 2003. Accordingly, the Company has chosen to amend the terms of the Plan and certain aspects of its operation for all periods beginning after December 31, 2003 in accordance with IRC 413(c). Should the Plan, as amended, be unable to operate in a manner that satisfies the requirements of IRC 413(c), the IRS could disqualify the Plan causing significant disruption to the Company’s business. If the IRS disqualifies the Plan, employees vested account balances under the Plan would become taxable, the Plan’s trust would become a taxable trust and the Company would be subject to liability with respect to its failure to withhold applicable taxes related to certain contributions and trust earnings. In such a scenario, the Company would also face the risk of client dissatisfaction and potential litigation, which could have a material adverse effect on the Company’s financial position and results of operations.

     Federal, State and Local Regulation

     As a major employer, the Company’s operations are affected by numerous federal, state and local laws and regulations relating to labor, tax and employment matters. By entering into a co-employer relationship with employees assigned to work at client company locations, the Company assumes certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which the Company operates have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. If these other federal or state laws are ultimately applied to the Company’s PEO relationship with its worksite employees in a manner adverse to the Company, such an application could have a material adverse effect on the Company’s results of operations or financial condition.

     While many states do not explicitly regulate PEOs, 24 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While the Company generally supports licensing regulation because it serves to validate the PEO relationship, there can be no assurance that the Company will be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that the Company will be able to renew its licenses in all states.

     401(k) Recordkeeping Services

     In February 2003, the Company announced its plans to begin performing recordkeeping services for the Plan and to offer such services to certain other defined contribution plans, which are sponsored and maintained by PEO and non-PEO clients (“Other Plans”). Historically, the Company has contracted with a third party administrator to provide a majority of the recordkeeping functions associated with the Plan and has not offered any significant services with respect to Other Plans. The Company expects to begin performing these services for the Plan in the third quarter of 2003 and offer such services to Other Plans in 2004.

     The Company expects that the initial start-up costs and ongoing operation of recordkeeping services will not have a material adverse effect on its financial condition or results of operations. However, there can be no assurance that the Company’s cost to perform these services will be as estimated. In addition, the Company’s expansion into this new service offering may place a significant strain on the Company’s management, operating and technical resources. Failure to manage this new service effectively could have a material adverse effect on the Company’s financial condition and results of operations.

     Estimated Costs and Effectiveness of Capital Projects and Investments in Infrastructure

     The Company currently has several strategic initiatives in progress, which have significantly increased the level of capital expenditures and related depreciation expense incurred over the past several years. These capital expenditures have been, and will continue to be, primarily associated with the expansion and upgrade of the Company’s technology and telecommunications infrastructure, Internet service delivery capabilities, and corporate headquarters, sales and service facilities. There can be no assurance that the Company’s cost to complete these projects will be as estimated or that the ultimate effectiveness of such projects will provide the necessary operating efficiencies required to offset the resulting increases in depreciation and amortization expense which accompany these expenditures. In addition, the Company may require additional capital resources to fund these and future capital expenditure requirements.

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

Geographic Market Concentration

     While the Company has sales offices in 21 markets, the Company’s Houston and Texas (including Houston) markets accounted for approximately 24% and 43%, respectively, of the Company’s revenues for the year ended December 31, 2002. Accordingly, while a primary aspect of the Company’s strategy is expansion in its current and future markets outside of Texas, for the foreseeable future, a significant portion of the Company’s revenues may be subject to economic factors specific to Texas (including Houston). There can be no assurance that the Company will be able to duplicate in other markets the revenue growth and operating results experienced in its Texas (including Houston) markets.

Failure to Sell Administaff Financial Management Services, Inc.

     In January 2002, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of approximately $1.6 million. The Company established a subsidiary, known as FMS, to provide outsourced accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer. As a result, FMS will be reported as a discontinued operation in 2003. As of December 31, 2002, the net book value of FMS was approximately $1.2 million. Failure to sell FMS at an amount at least equal to the net book value would result in the Company incurring and recording a loss on the disposal of FMS.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments, its available-for-sale marketable securities, and its credit facilities. The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

     The following table presents information about the Company’s available-for-sale marketable securities as of December 31, 2002 (dollars in thousands):

	Principal	Average
	Maturities	Interest Rate

2003	$7,390	4.8%
2004	5,772	3.4%
2005	1,015	3.1%
2006	—	—
2007	230	3.5%

Total	$14,407	4.1%

Fair Market Value	$14,714

     The Company’s mortgage and term loan include variable interest rates, and as a result, the Company’s total cost of borrowing under these agreements is also subject to interest rate risk. As of December 31, 2002 the Company had borrowed $40.5 million under these agreements with a weighted average interest rate of 4.5%. At December 31, 2002, the fair market value of the Company’s variable rate borrowings approximated their carrying value. The following table presents information about the Company’s variable interest rate borrowings as of December 31, 2002 (dollars in thousands):

Principal
Maturities

2003	$1,243
2004	1,360
2005	1,385
2006	1,408
2007	1,430
Thereafter	33,639

$40,465

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class II Directors (For Terms Expiring at the 2006 Annual Meeting),” “– Directors Remaining in Office,” and “– Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Director Compensation” and “—Executive Compensation” in the Administaff Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

     The following table sets forth information about Administaff’s common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2002 (in thousands, except price per share amounts):

	Number of
	securities to be
	issued upon	Weighted average
	exercise of	exercise price of
	outstanding	outstanding	Number of securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance

Equity compensation plans approved by security holders(1)	2,204	$18.60	1,184 (2)
Equity compensation plan not approved by security holders(3)	2,782	$20.70	543 (4)

Total	4,986	$19.77	1,727

(1) The 1997 Incentive Plan and the 2001 Incentive Plan have been approved by the Company’s stockholders.

(2) The securities remaining available for issuance may be issued in the form of stock options, performance awards, stock awards, stock appreciation rights, bonus stock and other stock-based awards.

(3) The Administaff Nonqualified Stock Option Plan was not approved by stockholders. For a description of the material features of the Nonqualified Stock Option Plan, see the Employee Incentive Plan footnote in Note 10 in the Notes to Consolidated Financial Statements included in this report.

(4) Shares of common stock may be issued pursuant to the 1997 Employee Stock Purchase Plan (“ESPP”), which enables employees of the Company to purchase Administaff common stock through payroll deductions each calendar month. After the end of each calendar month, shares of common stock are purchased by the ESPP. Participants may enroll, change or discontinue payroll deductions at any time. The Company pays all expenses of the ESPP other than brokerage commissions for sales. The ESPP was not approved by stockholders, and does not include a limitation on the number of shares that may be issued thereunder.

     Additional information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Administaff Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 1: Election of Directors – Certain Relationships and Related Transactions” in the Administaff Proxy Statement. See also Note 5 to the Consolidated Financial Statements and “Transactions with Related and Other Certain Parties” on page 28.

ITEM 14. CONTROLS AND PROCEDURES.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Executive Vice President of Administration, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President of Administration, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements of the Company
		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.9	Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.10	Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.11	Warrant Certificate No. 4 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.12	Warrant Certificate No. 5 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 1998).

10.1**	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2**	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3**	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4**	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5**	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6**	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.8*	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001.

10.9*	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003.

10.10*	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002.

10.11*	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002.

10.12	Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.13	First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 1998)).

10.14	Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc. and Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

10.15	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s form 10-Q for the quarter ended March 31, 2001).

10.16	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.17	Third Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated June 21, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.18*	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation.

10.19*	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation.

10.20*	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation.

10.21	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Auditors.

24.1*	Powers of Attorney.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on March 19, 2003.

ADMINISTAFF, INC.

By: /s/ RICHARD G. RAWSON

Richard G. Rawson Executive Vice President of Administration, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on March 19, 2003:

Signature	Title

/s/ Paul J. Sarvadi
Paul J. Sarvadi	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard G. Rawson
Richard G. Rawson	Executive Vice President of Administration, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

/s/ Douglas S. Sharp
Douglas S. Sharp	Vice President, Finance and Controller (Principal Accounting Officer)
*
Michael W. Brown	Director
*
Jack M. Fields, Jr.	Director
*
Paul S. Lattanzio	Director
*
Gregory E. Petsch	Director
*
Austin P. Young	Director

* By John H. Spurgin, II, attorney-in-fact

CERTIFICATIONS

I, Paul J. Sarvadi, certify that:

1.	I have reviewed this annual report on Form 10-K of Administaff, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 19, 2003
/s/ Paul J. Sarvadi

Paul J. Sarvadi President and Chief Executive Officer

I, Richard G. Rawson, certify that:

1.	I have reviewed this annual report on Form 10-K of Administaff, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
/s/ Richard G. Rawson

Richard G. Rawson Executive Vice President of Administration, Chief Financial Officer and Treasurer

ADMINISTAFF, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Administaff, Inc.

     We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP
Houston, Texas February 5, 2003

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,

	2002	2001

Current assets:
Cash and cash equivalents	$71,799	$53,000
Marketable securities	14,714	47,961
Accounts receivable:
Trade	5,161	4,314
Unbilled	74,358	70,206
Other	2,956	1,440
Prepaid insurance	10,409	244
Other current assets	12,126	3,495
Notes receivable from employees	—	694
Deferred income taxes	641	767

Total current assets	192,164	182,121
Property and equipment:
Land	2,920	2,920
Buildings and improvements	53,899	32,546
Computer hardware and software	46,972	39,723
Software development costs	16,820	15,072
Furniture and fixtures	27,491	20,666
Vehicles and aircraft	6,692	2,372

	154,794	113,299
Accumulated depreciation	(62,417)	(41,405)

Total property and equipment	92,377	71,894
Other assets:
Deposits	26,552	15,627
Other assets	4,071	4,361

Total other assets	30,623	19,988

Total assets	$315,164	$274,003

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2002	2001

Current liabilities:
Accounts payable	$3,069	$4,332
Payroll taxes and other payroll deductions payable	57,228	49,808
Accrued worksite employee payroll cost	69,676	62,850
Accrued health insurance costs	5,815	1,326
Other accrued liabilities	13,114	13,161
Income taxes payable	348	535
Current portion of long-term debt	1,676	—
Revolving line of credit	—	13,500

Total current liabilities	150,926	145,512
Noncurrent liabilities:
Long-term debt	42,493	—
Deferred income taxes	5,396	5,556

Total noncurrent liabilities	47,889	5,556
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding — none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,839 and 30,776 at December 31, 2002 and 2001, respectively	309	308
Additional paid-in capital	102,315	95,114
Treasury stock, at cost – 2,946 and 2,839 shares at December 31, 2002 and 2001, respectively	(43,003)	(33,467)
Accumulated other comprehensive income (net of tax)	153	324
Retained earnings	56,575	60,656

Total stockholders’ equity	116,349	122,935

Total liabilities and stockholders’ equity	$315,164	$274,003

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,

	2002	2001	2000

Revenues (gross billings of $4.9 billion, $4.4 billion and $3.7 billion less worksite employee payroll cost of $4.0 billion, $3.7 billion, and $3.1 billion, respectively)	$849,021	$720,219	$598,291
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	682,631	555,204	459,757

Gross profit	166,390	165,015	138,534
Operating expenses:
Salaries, wages and payroll taxes	76,747	67,761	54,477
General and administrative expenses	50,591	44,569	35,426
Commissions	12,127	11,173	9,278
Advertising	7,138	6,092	5,117
Depreciation and amortization	21,637	16,881	12,002

	168,240	146,476	116,300

Operating income (loss)	(1,850)	18,539	22,234
Other income (expense):
Interest income	1,772	4,128	4,430
Interest expense	(437)	—	—
Write-off of investments	(3,354)	(3,786)	—
Other, net	272	506	(50)

	(1,747)	848	4,380

Income (loss) before income tax expense	(3,597)	19,387	26,614
Income tax expense	484	9,030	9,714

Net income (loss)	$(4,081)	$10,357	$16,900

Basic net income (loss) per share of common stock	$(0.15)	$0.38	$0.62

Diluted net income (loss) per share of common stock	$(0.15)	$0.36	$0.58

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
	Issued		Additional		Other
			Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 1999	29,817	$298	$65,061	$(18,072)	$(218)	$33,399	$80,468
Purchase of treasury stock, at cost	—	—	—	(2,581)	—	—	(2,581)
Sale of common stock put warrant	—	—	125	—	—	—	125
Exercise of stock options	618	6	5,689	—	—	—	5,695
Income tax benefit from exercise of stock options	—	—	4,437	—	—	—	4,437
Other	—	—	66	10	—	—	76
Change in unrealized gain (loss) on marketable securities:
Realized gain	—	—	—	—	421	—	421
Realized loss	—	—	—	—	(31)	—	(31)
Net income	—	—	—	—	—	16,900	16,900

Comprehensive income							17,290

Balance at December 31, 2000	30,435	304	75,378	(20,643)	172	50,299	105,510
Purchase of treasury stock, at cost	—	—	—	(21,566)	—	—	(21,566)
Exercise of common stock purchase warrant	—	—	14,136	8,707	—	—	22,843
Exercise of stock options	341	4	3,620	—	—	—	3,624
Income tax benefit from exercise of stock options	—	—	1,957	—	—	—	1,957
Other	—	—	23	35	—	—	58
Change in unrealized gain on marketable securities:
Unrealized gain (net of tax)	—	—	—	—	121	—	121
Realized gain (net of tax)	—	—	—	—	31	—	31
Net income	—	—	—	—	—	10,357	10,357

Comprehensive income							10,509

Balance at December 31, 2001	30,776	308	95,114	(33,467)	324	60,656	122,935
Purchase of treasury stock, at cost	—	—	—	(17,088)	—	—	(17,088)
Exercise of common stock purchase warrant	—	—	6,952	6,205	—	—	13,157
Sale of common stock to Administaff Employee Stock Purchase Plan	4	—	109	—	—	—	109
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(724)	1,185	—	—	461
Exercise of stock options	59	1	742	—	—	—	743
Income tax benefit from exercise of stock options	—	—	203	—	—	—	203
Other	—	—	(81)	162	—	—	81
Change in unrealized gain on marketable securities:
Unrealized gain (net of tax)	—	—	—	—	23	—	23
Realized gain (net of tax)	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	(4,081)	(4,081)

Comprehensive loss							(4,252)

Balance at December 31, 2002	30,839	$309	$102,315	$(43,003)	$153	$56,575	$116,349

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(4,081)	$10,357	$16,900
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,857	17,075	11,969
Write-off of investments	3,354	3,786	—
Deferred income taxes	77	(1,834)	1,955
Bad debt expense	1,139	1,783	1,475
Loss (gain) on disposition of assets	(268)	(82)	81
Changes in operating assets and liabilities:
Accounts receivable	(7,654)	(12,528)	(32,484)
Prepaid insurance	(10,165)	3,509	2,277
Other current assets	(5,948)	(463)	(729)
Other assets	(12,623)	(14,833)	1,282
Accounts payable	(1,263)	2,836	(1,291)
Payroll taxes and other payroll deductions payable	7,420	(14,225)	36,400
Accrued worksite employee payroll expense	6,826	11,610	25,987
Accrued health insurance costs	4,489	1,326	—
Other accrued liabilities	(47)	2,342	5,082
Income taxes payable/receivable	16	(121)	5,686

Total adjustments	7,210	181	57,690

Net cash provided by operating activities	3,129	10,538	74,590
Cash flows from investing activities:
Marketable securities:
Purchases	(15,499)	(56,604)	(27,310)
Proceeds from maturities	23,436	39,005	15,954
Proceeds from dispositions	25,130	8,817	3,512
Cash exchanged for note receivable	(2,983)	—	—
Property and equipment:
Purchases	(36,677)	(33,232)	(15,445)
Investment in software development costs	(1,748)	(3,516)	(4,769)
Proceeds from dispositions	148	431	224
Investments in other companies	(500)	(931)	(5,789)

Net cash used in investing activities	(8,693)	(46,030)	(33,623)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,

	2002	2001	2000

Cash flows from financing activities:
Purchase of treasury stock	$(17,088)	$(21,566)	$(2,581)
Proceeds from the sale of common stock put warrants	—	—	125
Proceeds from the exercise of common stock purchase warrants	13,157	22,843	—
Proceeds from sale of common stock to the employee stock purchase plan	570	—	—
Proceeds from the exercise of stock options	743	3,624	5,695
Long-term debt and short-term borrowings:
Borrowings under long-term debt agreements	40,500	—	—
Net borrowings under revolving line of credit	(13,500)	13,500	—
Deferred financing costs	(689)	—	—
Principal repayments on long-term debt and capital lease obligations	(105)	—	—
Loans to employees	694	300	—
Other	81	58	76

Net cash provided by financing activities	24,363	18,759	3,315

Net increase (decrease) in cash and cash equivalents	18,799	(16,733)	44,282
Cash and cash equivalents at beginning of year	53,000	69,733	25,451

Cash and cash equivalents at end of year	$71,799	$53,000	$69,733

Supplemental disclosures:
Cash paid for income taxes	$663	$11,259	$2,073
Cash paid for interest	$209	$—	$—

Noncash Investing and Financing Activities:

     During 2002, the Company entered into a long-term capital lease agreement to finance the purchase of office furniture with a purchase price of $3.8 million.

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1.	Accounting Policies

Description of Business

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development.

     The Company provides its comprehensive service by entering into a co-employment relationship with its clients, under which the Company and its clients each take responsibility for certain portions of the employer-employee relationship. The Company and its clients designate each party’s responsibilities through its Client Services Agreement (“CSA”), under which the Company becomes the employer of its worksite employees for most administrative and regulatory purposes.

     As a co-employer of its worksite employees, the Company assumes most of the rights and obligations associated with being an employer. The Company enters into an employment agreement with each worksite employee, thereby maintaining a variety of employer rights, including the right to hire or terminate employees, the right to evaluate employee qualifications or performance, and the right to establish employee compensation levels. Typically, the Company only exercises these rights in consultation with its clients or when necessary to ensure regulatory compliance. The responsibilities associated with the Company’s role as employer include the following obligations with regard to its worksite employees: (i) to compensate its worksite employees through wages and salaries; (ii) to pay the employer portion of payroll-related taxes; (iii) to withhold and remit (where applicable) the employee portion of payroll-related taxes; (iv) to provide employee benefit programs; and (v) to provide workers’ compensation insurance coverage.

     In addition to its assumption of employer status for its worksite employees, the Company’s comprehensive service also includes other human resource functions for its clients to support the effective and efficient use of personnel in their business operations. To provide these functions, the Company maintains a significant staff of professionals trained in a wide variety of human resource functions, including employee training, employee recruiting, employee performance management, employee compensation, and employer liability management. These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that the Company is providing appropriate and timely personnel management services.

     The Company provides its comprehensive service to small and medium-sized business in strategically selected markets throughout the United States. During 2002, 2001 and 2000, revenues from the Company’s Texas markets represented 43%, 47% and 51% of the Company’s total revenues, respectively.

Revenue and Direct Cost Recognition

     The Company accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

     Historically, the Company has included both components of its gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of its worksite employees. The Company assumes its employer obligations regardless of whether the Company collects its gross billings. After discussions with the Securities and Exchange Commission staff, the Company has changed its presentation of revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because the Company is not generally responsible for the output and quality of work performed by the worksite employees.

     In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s gross billings.

     To conform to the net method, the Company reclassified worksite employee payroll costs of $4.0 billion, $3.7 billion and $3.1 billion for the years ended December 31, 2002, 2001 and 2000, respectively, from direct costs to revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

     Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance premiums.

Segment Reporting

     The Company operates in one reportable segment under the Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information due to its centralized structure.

Principles of Consolidation

     The consolidated financial statements include the accounts of Administaff, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of Credit Risk

     Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable.

Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2002 and 2001, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

Property and Equipment

     Property and equipment is recorded at cost and is depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software	2-5 years
Software development costs	3-5 years
Furniture and fixtures	5-7 years
Aircraft	10 years
Vehicles	5 years

     Software development costs relate primarily to the Company’s proprietary professional employer information system and its Internet-based service delivery platform, the Employee Service Center, and are accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

     The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. Accordingly, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period to determine the existence of any accumulated deficit or surplus. Any resulting accumulated deficit or surplus is recorded as a liability or asset, respectively, on its balance sheet. As of December 31, 2002, the Company has recorded an estimated accumulated deficit of approximately $2.3 million.

Workers’ Compensation Costs

     The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy period. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year are less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. As of December 31, 2002, the Company has recorded an estimated dividend receivable of approximately $2.5 million as a long-term asset.

Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments. The carrying amount of the Company’s long-term debt approximates its fair value due to the stated interest rates approximating market rates.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

     At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Net income (loss), as reported	$(4,081)	$10,357	$16,900
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(9,253)	(9,610)	(3,352)

Pro forma net income (loss)	$(13,334)	$747	$13,548

Net income (loss) per share:
Basic – as reported	$(0.15)	$0.38	$0.62
Basic – pro forma	$(0.48)	$0.03	$0.50

Diluted – as reported	$(0.15)	$0.36	$0.58
Diluted – pro forma	$(0.48)	$0.03	$0.47

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,

	2002	2001	2000

Risk-free interest rate	3.8%	4.6%	6.2%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.86	0.69	0.68
Weighted average expected life (in years)	5.0	5.0	5.0

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

Employee Savings Plan

     Effective January 1, 1999, the Company amended the employer matching contribution and vesting features of its 401(k) plan. The Company matches 50% of an eligible worksite employee’s contributions and 100% of an eligible corporate employee’s contributions, both up to 6% of the employee’s eligible compensation. In addition, for active employees on or after January 1, 1999, the vesting schedule for employer matching contributions was changed from five-year graded vesting to immediate vesting. During 2002, 2001 and 2000, the Company made employer-

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matching contributions of $11,434,000, $8,847,000 and $7,433,000, respectively. Of these contributions, $9,244,000, $6,831,000 and $6,019,000 were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

New Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 144. SFAS No. 144 amends existing accounting guidance on asset impairments and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 changes the criteria for classifying an asset as held-for-sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have an impact on the Company’s consolidated statements of operations or consolidated balance sheets. The Company will apply the provisions of SFAS No. 144 in connection with the planned sale of Administaff Financial Management Services, Inc. (“FMS”), which was initiated in January 2003. FMS is a subsidiary that provides outsourced accounting and bookkeeping services.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145, which is to be applied to all periods presented, is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated statements of operations or consolidated balance sheets.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. SFAS No. 146, which requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred, is effective for the Company beginning January 1, 2003 and is to be applied on a prospective basis.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method pro forma disclosures to be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires similar disclosures in interim financial statements. The transition and disclosure requirements of SFAS No. 148 were adopted by the Company in 2002.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Accounts Receivable

     The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $734,000 and $2,128,000 as of December 31, 2002 and 2001, respectively.

     The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the consolidated statements of operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2002 and 2001, unbilled accounts receivable consisted of the following:

	2002	2001

	(in thousands)
Accrued worksite employee payroll cost	$69,676	$62,850
Unbilled revenues	17,710	13,481
Customer prepayments	(13,028)	(6,125)

Unbilled accounts receivable	$74,358	$70,206

3.	Marketable Securities

     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2002 and 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2002:
U.S. Treasury securities and obligations of U.S. government agencies	$11,095	$228	$—	$11,323
Foreign corporate debt securities	2,009	7	—	2,016
U.S. corporate debt securities	1,352	19	—	1,371
Fixed income mutual funds	4	—	—	4

	$14,460	$254	$—	$14,714

December 31, 2001:
U.S. corporate debt securities	$16,350	$267	$(1)	$16,616
U.S. Treasury securities and obligations of U.S. government agencies	13,367	111	(44)	13,434
Fixed income mutual funds	10,068	126	—	10,194
Obligations of state and local government agencies	4,909	47	—	4,956
Foreign corporate debt securities	1,634	28	—	1,662
Commercial paper	1,098	1	—	1,099

	$47,426	$580	$(45)	$47,961

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     For the years ended December 31, 2002, 2001 and 2000, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities are as follows:

			Net
			Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)

	(in thousands)
2002	$354	$(33)	$321
2001	56	—	56
2000	—	(31)	(31)

     As of December 31, 2002, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Less than one year	$7,427	$7,497
One to five years	7,033	7,217

Total	$14,460	$14,714

4.	Deposits

     In December 2001, the Company made a cash security deposit of $15.0 million with its primary health insurance carrier, UnitedHealthcare. During 2002, the Company made two additional deposits of $5.0 million each in April and October. If the Company’s current ratio drops below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the healthcare plan.

5.	Notes Receivable From Employees

     In June 1995, an officer and director of the Company exercised options to purchase 897,334 shares of common stock at a price of $0.375 per share. The purchase price was paid in cash by the officer. In connection with the exercise, the Company entered into a loan agreement with the officer, whereby the Company paid certain federal income tax withholding requirements related to the stock option exercise on behalf of the officer in the amount of $694,000. The loan agreement called for an additional amount to be advanced to the officer in the event the ultimate tax liability resulting from the exercise exceeded the statutory withholding requirements. In April 1996, the Company loaned the officer an additional $300,000 relating to this transaction. In 2001, the $300,000 note was repaid, and the remaining loan balance was repaid in June 2002.

6.	Other Assets

     During 2000, the Company purchased convertible preferred stock of Virtual Growth, Inc. (“VGI”) for a total cost of approximately $3.2 million. During 2001, the Company purchased an additional $319,000 of convertible preferred stock and made loans to VGI totaling $224,000. In December 2001, VGI filed for bankruptcy protection. As a result of the filing, the Company wrote-off its investments in VGI as of that date totaling $3.8 million.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Subsequent to December 2001, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of $1.6 million. The Company established a subsidiary, FMS, to provide outsourcing accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer. As a result, FMS will be reported as a discontinued operation in 2003. As of December 31, 2002, the net book value of FMS was approximately $1.2 million. The Company expects the sales proceeds to exceed the net book value of FMS at December 31, 2002.

     During 2000, the Company purchased 500,000 shares of convertible preferred stock of eProsper, Inc. (“eProsper”) for $2.5 million. In April 2002, the Company made an additional $500,000 investment in convertible preferred stock of eProsper. The eProsper preferred stock is convertible into an equal number of shares of eProsper common stock, subject to anti-dilution provisions. The Company has accounted for this investment using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. In December 2002, the Company determined that the fair value of its investment in eProsper had declined below its carrying value, for reasons that were other than temporary, resulting in the Company writing-off its entire investment totaling approximately $3.1 million.

7.	Debt Obligations

     The Company’s debt obligations consist of the following:

	December 31,

	2002	2001

	(in thousands)
Mortgage loan	$36,000	$—
Term loan	4,465	—
Capital lease obligations	3,704	—
Revolving line of credit	—	13,500

Total debt	$44,169	$13,500
Less current maturities	1,676	13,500

Long-term debt, net of current maturities	$42,493	$—

Mortgage Loan

     On December 20, 2002, the Company entered into a $36 million mortgage agreement (“Mortgage”) that matures in January 2008. The proceeds were used to repay the Company’s outstanding balance under its revolving credit agreement. The Mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (1.3% at December 31, 2002) plus 2.9%. The Mortgage is secured by the Company’s real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas, which has a net book value of $44.1 million at December 31, 2002. Monthly principal and interest payments are approximately $230,000, with the remaining balance due upon maturity. The Mortgage provides for prepayment penalties, as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment premium during the final year of the Mortgage.

Term Loan

     In October 2002, the Company entered into a $4.5 million term loan agreement that matures in October 2012 and bears interest at the one-month commercial paper rate plus 3.1% (4.4% at December 31, 2002). The loan is secured by the Company’s aircraft, which has a net book value of $3.9 million at December 31, 2002. The loan is payable in monthly installments of $36,000, with the remaining balance due upon maturity.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations

     In October 2002, the Company entered into a capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term. As of December 31, 2002, the capitalized cost and accumulated depreciation under the capital lease arrangement were $3.8 million and $120,000, respectively. Depreciation of the capitalized lease costs is included in depreciation and amortization in the consolidated statements of operations.

Revolving Line of Credit

     On June 25, 2002, the Company entered into a six-month, $30 million revolving credit agreement, replacing its former $21 million line of credit (collectively, “the Credit Agreements”) which expired in December 2002. The proceeds of the Credit Agreements were used to finance the construction of the Company’s new corporate headquarters facility. In December 2002, the Company repaid the outstanding balance of the revolving line of credit with the proceeds from the Mortgage. During 2002 and 2001, the Company capitalized interest expense of $371,000 and $84,000, respectively, incurred under the Credit Agreements.

     Maturities of long-term debt at December 31, 2002 are summarized as follows (in thousands):

2003	$1,676
2004	1,827
2005	1,887
2006	1,950
2007	2,014
Thereafter	34,815

$44,169

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Income Taxes

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred tax liabilities:
Software development costs	$(2,430)	$(3,488)
Depreciation and amortization	(1,873)	(1,824)
Workers’ compensation dividend receivable	(1,004)	—
Prepaid commissions	(417)	(606)
Unrealized gains on marketable securities	(100)	(211)

Total deferred tax liabilities	(5,824)	(6,129)
Deferred tax assets:
Long-term capital loss carry-forward	2,480	1,366
Accrued rent	372	—
Uncollectible accounts receivable	290	842
State income taxes	244	325
Other	163	173

Total deferred tax assets	3,549	2,706
Valuation allowance	(2,480)	(1,366)

Total net deferred tax assets	1,069	1,340

Net deferred tax liabilities	$(4,755)	$(4,789)

Net current deferred tax assets	$641	$767
Net noncurrent deferred tax liabilities	(5,396)	(5,556)

	$(4,755)	$(4,789)

     The components of income tax expense are as follows:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Current income tax expense:
Federal	$(117)	$9,422	$6,584
State	524	1,442	1,175

Total current income tax expense	407	10,864	7,759
Deferred income tax expense (benefit):
Federal	59	(1,438)	1,627
State	18	(396)	328

Total deferred income tax expense	77	(1,834)	1,955

Total income tax expense	$484	$9,030	$9,714

     In 2002, 2001 and 2000, income tax benefits of $203,000, $1,957,000 and $4,437,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense is as follows:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Expected income tax expense at 35% (34% for 2000)	$(1,259)	$6,786	$9,049
State income taxes, net of federal benefit	432	924	985
Nondeductible expenses	262	255	180
Tax-exempt interest income	(20)	(122)	(234)
Valuation allowance against long-term capital loss carry-forward	1,069	1,208	—
Other, net	—	(21)	(266)

Reported total income tax expense	$484	$9,030	$9,714

     As a result of the write-off of the investments in eProsper and VGI, the Company has capital loss carryforwards totaling $6.3 million that will expire during 2006 and 2007, but can only be used to offset future capital gains. The Company has recorded a valuation allowance against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration.

9.	Stockholders’ Equity

     In 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. (“American Express”) whereby the Company issued warrants to purchase 4,131,030 shares of common stock to American Express with exercise prices ranging from $20 to $40 per share and terms ranging from three to seven years. In February and November 2001, American Express exercised 800,000 and 273,729 common stock purchase warrants at $20.00 and $25.00 per share, respectively. In March 2002, American Express exercised 526,271 common stock purchase warrants at $25.00.

     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 5,000,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2002, 2001 and 2000, the Company repurchased 726,271, 900,000 and 100,000 shares at a cost of $17.1 million, $21.6 million and $2.6 million, respectively. As of December 31, 2002, the Company had repurchased 3,968,271 shares under this program at a total cost of approximately $57.4 million, including 1,326,271 shares repurchased from American Express.

     At December 31, 2002, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has one-half of a preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on February 9, 2008.

     On October 16, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts presented in these financial statements have been retroactively restated to reflect this change in the Company’s capital structure.

10.	Employee Incentive Plans

     The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or its subsidiaries. An aggregate of 4,465,914 shares of common stock of the Company are authorized to be issued under the Incentive Plans. At December 31, 2002, 27,822 and 1,156,500 shares of common stock were available for future grants under the 1997 and 2001 Incentive Plans, respectively. All awards previously granted to employees under the Incentive Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Incentive Plans also permit stock awards, phantom stock awards, stock appreciation rights, performance units, other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board has granted limited authority to the President of the Company regarding the granting of stock options to employees who are not officers. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.

     The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provides for options to purchase shares of the Company’s common stock that may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2002, 542,960 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plans. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the “CEO”). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

     The following summarizes stock option activity and related information:

	Year ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(in thousands, except per share amounts)
Outstanding – beginning of year	4,276	$21.99	3,433	$21.58	2,244	$9.79
Granted	1,117	12.25	1,419	20.25	1,894	31.15
Exercised	(59)	12.59	(341)	10.61	(618)	9.23
Canceled	(348)	23.15	(235)	23.37	(87)	12.74

Outstanding – end of year	4,986	$19.77	4,276	$21.99	3,433	$21.58

Exercisable – end of year	2,454	$20.44	1,441	$18.62	746	$10.38

Weighted average fair value of options granted during year		$8.48		$12.25		$19.17

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following summarizes information related to stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Life (Years)	Price

	(share amounts in thousands)
$ 4.02 to $15.00	1,853	7.6	$9.69	876	5.5	$8.60
$15.00 to $20.00	1,656	7.5	18.65	880	7.2	18.70
$20.00 to $30.00	751	8.5	24.13	220	7.9	24.17
$30.00 to $43.69	726	7.7	43.57	478	7.7	43.61

Total	4,986	7.7	$19.77	2,454	6.8	$20.44

11.	Earnings (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Denominator:
Basic — weighted average shares outstanding	27,890	27,531	27,188
Effect of dilutive securities:
Common stock purchase warrants — treasury stock method	—	51	379
Common stock options — treasury stock method	—	1,239	1,368

	—	1,290	1,747

Diluted — weighted average shares outstanding plus effect of dilutive securities	27,890	28,821	28,935

     Options and warrants to purchase 7,327,000, 3,333,000 and 2,591,000 shares of common stock were not included in the diluted net income (loss) per share calculation for 2002, 2001 and 2000, respectively, because their inclusion would have been anti-dilutive.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Leases

     The Company leases various office facilities, furniture, equipment and vehicles under capital and operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $10,222,000, $7,295,000 and $4,446,000 in 2002, 2001 and 2000, respectively. At December 31, 2002, future minimum rental payments under noncancelable operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2003	$9,388	$694
2004	8,729	694
2005	8,292	694
2006	7,667	694
2007 and thereafter	18,944	1,972

Total minimum lease payments	$53,020	$4,748

Less amount representing interest		1,044

Total present value of minimum payments		3,704
Less current portion		434

Long-term capital lease obligations		$3,270

13.	Commitments and Contingencies

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

Aetna Healthcare Litigation

     On November 5, 2001, the Company filed a lawsuit against Aetna US Healthcare (“Aetna”). The Company has asserted claims against Aetna for breach of contract, economic duress, negligent misrepresentation, breach of good faith and fair dealing, and violations of the Texas Insurance Code. The Company has alleged that during the third quarter of 2001, Aetna placed the Company under economic duress by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract. In addition, the Company has alleged that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. The Company is seeking damages in excess of $42 million, including amounts related to increased health insurance costs in the third and fourth quarters of 2001.

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated the Employee Retirement Security Act, as amended, breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. Aetna is alleging damages of approximately $35 million. The Company has a fiduciary liability insurance policy that provides for the reimbursement of defense related legal fees associated with the Aetna matter. However, the Company has expensed all legal fees related to the Aetna litigation as incurred and recognizes recoveries under its insurance policy upon receipt of the claim reimbursement.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Both the Company and Aetna have filed motions for summary judgement which could result in the court dismissing some or all of the Company’s claims and/or Aetna’s counterclaim. While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

Reliance National Indemnity Co. Bankruptcy Liquidation

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co., was forced into bankruptcy liquidation. At December 31, 2002, the estimated outstanding claims under the Company’s Reliance policies totaled approximately $7.2 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, several states have provisions that could be construed to return the liability for open claims to the companies that had policies with the liquidated insurance carrier, typically based on the net worth of the company. In anticipation of this situation, the Company secured insurance coverage from its current workers’ compensation carrier to cover potential claims returned to the Company related to its Reliance policies. As of December 31, 2002, the Company had $1.4 million in insurance coverage remaining. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any probable losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

State Unemployment Taxes

     In January 2002, as a result of a corporate restructuring plan, Administaff filed for a partial transfer of compensation experience used to determine unemployment tax rates with the state of Texas. The Company estimated and recorded its unemployment tax expense during 2002 using an estimated tax rate that was based on its expectation that the partial transfer application would be approved.

     In June 2002, the Company received an initial determination from the Texas Workforce Commission (“TWC”) that its partial transfer application was denied. The Company filed an appeal of this ruling with the TWC. On October 30, 2002, the TWC issued its decision approving Administaff’s application for a partial transfer of compensation experience.

     Since filing its partial transfer application in Texas, the Company has paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. However, the Company has recorded its Texas unemployment taxes at its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6.0 million at December 31, 2002, included as a component of other current assets. The Company will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies the Company of its final official tax rate for the 2002 calendar year. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination, to the extent the Company’s estimate differs from the TWC’s final official tax rate.

401(k) Plan

     On April 24, 2002, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2002-21, which provided guidance for the operation of defined contribution plans maintained by Professional Employer Organizations that benefit worksite employees. The guidance applies to plans in existence on May 12, 2002 and their operation in plan years beginning after December 31, 2003.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On May 21, 2002, Administaff entered into a Closing Agreement with the IRS related to an audit of the Administaff 401(k) Plan for the year ended December 31, 1993. The agreement recognizes and preserves Administaff’s ability to maintain its current single employer plan structure through December 31, 2003. As a result of the agreement, the IRS has closed its audit of the plan and granted full relief from retroactive disqualification on the exclusive benefit rule issue raised during the audit. For periods after December 31, 2003, the Company intends to comply with IRS Revenue Procedure 2002-21, and expects that the required changes to the plan will not have a material adverse effect on it financial condition or results of operations.

     In addition, on September 6, 2002, the IRS issued a favorable determination letter as to the tax qualification status of the Administaff 401(k) Plan which includes all amendments and restatements of the plan and trust documents occurring between April 30, 1992 and October 1, 2002. While this determination letter issued by the IRS reflects the tax qualified status of the form of the application documents, it would not preclude a subsequent disqualification based on the plan’s operation.

14.	Quarterly Financial Data (Unaudited)

     During 2002, the Company changed its method of reporting its revenues under EITF 99-19. Previously, the Company reported its entire gross billings as revenue and reported the payroll cost of its worksite employees as a component of direct cost. The Company’s revenues are now reported net of worksite employee payroll cost (net method).

     To conform to the net method, the Company has reclassified worksite employee payroll cost from direct cost to revenues for each of the quarterly periods as follows:

	Quarter ended

	March 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
Year ended December 31, 2002:
Revenues (as previously reported)	$1,149,343	$1,160,930	$1,216,005	$1,331,419
Less: worksite employee payroll cost	(953,261)	(955,786)	(997,783)	(1,101,846)

Revenues (as adjusted)	196,082	205,144	218,222	229,573

Year ended December 31, 2001:
Revenues (as previously reported)	$1,043,419	$1,044,776	$1,085,944	$1,199,105
Less: worksite employee payroll cost	(872,280)	(869,821)	(903,136)	(1,007,788)

Revenues (as adjusted)	171,139	174,955	182,808	191,317

Year ended December 31, 2000:
Revenues (as previously reported)	$755,545	$864,450	$962,039	$1,126,497
Less: worksite employee payroll cost	(629,937)	(721,984)	(804,525)	(953,794)

Revenues (as adjusted)	125,608	142,466	157,514	172,703

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The information provided below has been adjusted to conform to the net method, and as a result, differs from the Company’s previous Form 10-Q filings.

	Quarter ended

	March 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
Year ended December 31, 2002:
Revenues	$196,082	$205,144	$218,222	$229,573
Gross profit	30,577	36,556	46,894	52,363
Operating income (loss)	(10,119)	(5,973)	6,021	8,221
Net income (loss)	(5,704)	(3,164)	3,779	1,008
Basic net income (loss) per share	(0.20)	(0.11)	0.14	0.04
Diluted net income (loss) per share	(0.20)	(0.11)	0.14	0.04

Year ended December 31, 2001:
Revenues	$171,139	$174,955	$182,808	$191,317
Gross profit	27,829	41,539	49,321	46,326
Operating income (loss)	(8,503)	4,779	13,291	8,972
Net income (loss)	(4,337)	3,774	8,659	2,261
Basic net income (loss) per share	(0.16)	0.14	0.32	0.08
Diluted net income (loss) per share	(0.16)	0.13	0.30	0.08

Year ended December 31, 2000:
Revenues	$125,608	$142,466	$157,514	$172,703
Gross profit	20,705	31,342	40,067	46,420
Operating income (loss)	(4,699)	3,480	10,573	12,880
Net income (loss)	(2,471)	2,800	7,415	9,156
Basic net income (loss) per share	(0.09)	0.10	0.27	0.33
Diluted net income (loss) per share	(0.09)	0.10	0.25	0.31

15.	Subsequent Events (Unaudited)

     In February 2003, the Board authorized an additional 1,000,000 shares of the Company’s outstanding common stock to be available for repurchase under the Company’s share repurchase program, which increased the total shares authorized under the program to 6,000,000. The Company repurchased 1,286,252 shares from American Express in February 2003 at $6.00 per share for a total cost of approximately $7.7 million. As of February 28, 2003, the Company’s remaining repurchase authorization under the program is 745,477 shares.

DESCRIPTION	EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.9	Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.10	Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

DESCRIPTION	EXHIBIT INDEX

4.11	Warrant Certificate No. 4 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.12	Warrant Certificate No. 5 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 1998).

10.1**	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2**	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3**	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4**	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5**	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6**	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.8*	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001.

10.9*	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003.

10.10*	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002.

10.11*	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002.

10.12	Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.13	First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 1998)).

10.14	Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc. and Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

10.15	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s form 10-Q for the quarter ended March 31, 2001).

10.16	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.17	Third Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated June 21, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

DESCRIPTION	EXHIBIT INDEX

10.18*	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation.

10.19*	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation.

10.20*	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation.

10.21	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Auditors.

24.1*	Powers of Attorney.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.