Form 10-Q
period 2003-03-31
ADMINISTAFF INC \DE\
filed 2003-05-14
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑   No ☐

     As of May 5, 2003, 26,571,084 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$56,406	$71,799
Marketable securities	18,026	14,714
Accounts receivable:
Trade	728	5,161
Unbilled	83,750	74,358
Other	2,278	2,956
Prepaid insurance	7,045	10,409
Other current assets	11,660	12,126
Deferred income taxes	750	641
Income tax receivable	2,151	—
Operations held for sale	1,250	1,282

Total current assets	184,044	193,446
Property and equipment:
Land	2,920	2,920
Buildings and improvements	54,021	53,899
Computer hardware and software	46,404	45,554
Software development costs	17,065	16,707
Furniture and fixtures	27,524	27,487
Vehicles and aircraft	6,383	6,606

	154,317	153,173
Accumulated depreciation and amortization	(67,314)	(62,078)

Total property and equipment	87,003	91,095
Other assets:
Deposits	26,379	26,552
Other assets	3,865	4,071

Total other assets	30,244	30,623

Total assets	$301,291	$315,164

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2003	2002

	(Unaudited)
Current liabilities:
Accounts payable	$1,792	$3,069
Payroll taxes and other payroll deductions payable	52,287	57,196
Accrued worksite employee payroll cost	76,876	69,676
Accrued health insurance costs	5,091	5,815
Other accrued liabilities	12,439	13,034
Income taxes payable	—	348
Current portion of long-term debt	1,793	1,676
Operations held for sale	113	112

Total current liabilities	150,391	150,926
Noncurrent liabilities:
Long-term debt	41,927	42,493
Deferred income taxes	5,042	5,396

Total noncurrent liabilities	46,969	47,889
Commitments and contingencies
Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	102,020	102,315
Treasury stock, at cost	(50,730)	(43,003)
Accumulated other comprehensive income, net of tax	118	153
Retained earnings	52,214	56,575

Total stockholders’ equity	103,931	116,349

Total liabilities and stockholders’ equity	$301,291	$315,164

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Revenues (gross billings of $1.2 billion and $1.1 billion less worksite employee payroll cost of $971 million and $953 million, respectively)	$225,520	$195,958
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	189,539	165,505

Gross profit	35,981	30,453
Operating expenses:
Salaries, wages and payroll taxes	20,344	18,498
General and administrative expenses	11,704	11,829
Commissions	2,886	3,141
Advertising	2,210	1,620
Depreciation and amortization	5,405	5,016

	42,549	40,104

Operating loss	(6,568)	(9,651)
Other income (expense):
Interest income	315	735
Interest expense	(568)	—
Other, net	8	(44)

Loss before income tax benefit	(6,813)	(8,960)
Income tax benefit	2,691	3,539

Net loss from continuing operations	(4,122)	(5,421)
Discontinued operations:
Loss from discontinued operations	(396)	(467)
Income tax benefit	157	184

Net loss from discontinued operations	(239)	(283)
Net loss	$(4,361)	$(5,704)

Basic and diluted net loss per share of common stock:
Loss from continuing operations	$(0.15)	$(0.19)
Loss from discontinued operations	(0.01)	(0.01)

Net loss	$(0.16)	$(0.20)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2003
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2002	30,839	$309	$102,315	$(43,003)	$153	$56,575	$116,349
Purchase of treasury stock	—	—	—	(8,233)	—	—	(8,233)
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(222)	385	—	—	163
Other	—	—	(73)	121	—	—	48
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss (net of tax)	—	—	—	—	(17)	—	(17)
Realized gain (net of tax)	—	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	—	(4,361)	(4,361)

Comprehensive loss							(4,396)

Balance at March 31, 2003	30,839	$309	$102,020	$(50,730)	$118	$52,214	$103,931

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,361)	$(5,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,490	5,162
Bad debt expense	256	283
Deferred income taxes	(443)	5
Gain (loss) on the disposition of assets	(8)	44
Changes in operating assets and liabilities:
Accounts receivable	(4,536)	1,528
Prepaid insurance	3,364	(8,436)
Other current assets	465	(2,713)
Other assets	331	(6,824)
Accounts payable	(1,277)	(1,626)
Payroll taxes and other payroll deductions payable	(4,919)	463
Accrued worksite employee payroll expense	7,200	7,732
Accrued health insurance costs	(724)	20,235
Other accrued liabilities	(584)	(5,553)
Income taxes payable/receivable	(2,499)	(4,140)

Total adjustments	2,116	6,160

Net cash provided by (used in) operating activities	(2,245)	456
Cash flows from investing activities:
Marketable securities:
Purchases	(7,826)	(14,936)
Proceeds from maturities	1,000	14,250
Proceeds from dispositions	3,464	—
Property and equipment:
Purchases	(1,009)	(12,719)
Investment in software development costs	(358)	(233)
Proceeds from dispositions	52	64

Net cash used in investing activities	(4,677)	(13,574)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Cash flows from financing activities:
Purchase of treasury stock	$(8,233)	$(14,220)
Proceeds from the exercise of common stock purchase warrants	—	13,157
Principal repayments on long-term debt and capital lease obligations	(449)	—
Borrowings under revolving line of credit	—	3,000
Proceeds from the exercise of stock options	—	573
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	163	—
Other	48	17

Net cash provided by (used in) financing activities	(8,471)	2,527

Net decrease in cash and cash equivalents	(15,393)	(10,591)
Cash and cash equivalents at beginning of period	71,799	53,000

Cash and cash equivalents at end of period	$56,406	$42,409

Supplemental disclosures:
Cash paid for income taxes	$93	$411
Cash paid for interest	$534	$18

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

1.	Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the three months ended March 31, 2003 and 2002, revenues from the Company’s Texas markets represented 41% and 43% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002. The consolidated balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at March 31, 2003, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved results in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related tax costs to be highest in the first quarter and then decline over the course of the year. Since the Company’s revenues related to each employee have been generally earned and collected at a relatively constant rate throughout the year, payment of such tax obligations has a substantial impact on the Company’s financial condition and results of operations during the first six months of the year.

     Effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients. This new system includes a feature which accelerates the comprehensive service fee to more closely reflect the pattern of incurred costs. Accordingly, the impact of new and renewing clients invoiced on the new billing system in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset of the Company’s historical earnings pattern in the first quarter of 2003. All clients are expected to be using the new system by January 2004, at which time the Company’s earnings pattern will be more significantly impacted.

     Certain prior year amounts have been reclassified to conform with current year presentation. Effective December 31, 2002, the Company changed its method of reporting its revenues under Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Previously, the Company reported its entire gross billings as revenue and reported the payroll cost of its worksite employees as a component of direct costs. The Company’s revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, the Company reclassified worksite employee payroll costs of $953 million for the three months ended March 31, 2002 from direct costs to revenues. This reclassification had no effect on gross profit, operating loss, or net loss.

Stock-Based Compensation

     At March 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
	March 31,
	2003	2002

	(in thousands)
Net loss, as reported	$(4,361)	$(5,704)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,135)	(2,298)

Pro forma net loss	$(6,496)	$(8,002)

Net loss per share:
Basic and diluted – as reported	$(0.16)	$(0.20)
Basic and diluted – pro forma	$(0.24)	$(0.29)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three months ended
	March 31,
	2003	2002

Risk-free interest rate	3.4%	3.8%
Expected dividend yield	0.0%	0.0%
Expected volatility	0.86	0.68
Weighted average expected life (in years)	5.0	5.0

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

2.	Accounting Policies

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. Accordingly, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period to determine the existence of any accumulated deficit or surplus. Any resulting accumulated deficit or surplus is recorded as a liability or asset, respectively, on its balance sheet. During the three months ended March 31, 2003, the Company has recorded an estimated surplus of $3.8 million, resulting in an accumulated surplus from the inception of the plan of approximately $1.5 million as of March 31, 2003.

Workers’ Compensation Costs

     The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy period. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year are less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. During the three months ended March 31, 2003, the Company recorded no additional dividend, resulting in an estimated dividend receivable of approximately $2.5 million at March 31, 2003, included as a component of other assets.

3.	Operations Held for Sale

     During the first quarter of 2002, the Company purchased substantially all of the assets of Virtual Growth, Inc. (“VGI”) through bankruptcy proceedings for a total cost of $1.6 million. The Company established a subsidiary, Administaff Financial Management Services, Inc. (“FMS”), to provide outsourcing accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer. As a result, FMS operating results have been included in discontinued operations in the accompanying consolidated statements of operations. As of March 31, 2003, the assets of FMS held for sale was as follows:

Property and equipment, net	$1,250
Accrued liabilities	113

Net assets held for sale	$1,137

4.	Stockholders’ Equity

     On February 25, 2003, the Company repurchased 1,286,252 shares of common stock from American Express at $6 per share.

     The Company’s Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company’s outstanding common stock. As of March 31, 2003, the Company has repurchased 5,341,523 shares at a total cost of approximately $65.6 million, including the 1,286,252 shares repurchased from American Express.

5.	Net Loss Per Share

     The numerator and denominator used in the calculations of both basic and diluted net loss per share were net loss and the weighted average shares outstanding, respectively. The weighted average shares outstanding for the three months ended March 31, 2003 and 2002 were 27,427,000 and 27,946,000, respectively. For the three months ended March 31, 2003 and 2002, options and common stock purchase warrants to purchase 6,992,000 and 4,614,000 shares of common stock were excluded from the calculation of net loss per share because their assumed exercise would have been anti-dilutive.

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

Aetna Healthcare Litigation

     On November 5, 2001, the Company filed a lawsuit against Aetna US Healthcare (“Aetna”). The Company has asserted claims against Aetna for breach of contract, economic duress, negligent misrepresentation, breach of good faith and fair dealing, and violations of the Texas Insurance Code. The Company has alleged that during the third quarter of 2001, Aetna placed the Company under economic duress by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract. In addition, the Company has alleged that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. The Company is seeking damages in excess of $42 million.

     On January 28, 2002, Aetna filed its answer denying the claims asserted by the Company and, as anticipated by the Company, filed a counterclaim. In the counterclaim, Aetna has alleged that the Company has violated the Employee Retirement Income Security Act, as amended, breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. Aetna is alleging damages of approximately $35 million.

     Both the Company and Aetna have filed motions for summary judgment which could result in the court dismissing some or all of the Company’s claims and/or Aetna’s counterclaim. While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

     The Company has a fiduciary liability insurance policy (“the policy”) issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The policy provides for the reimbursement of defense related legal fees and costs (“defense costs”) associated with the Aetna counterclaim. National Union has recognized its duty to defend the Company under a reservation of rights and to date has reimbursed the Company for $200,000 in defense costs. However, National Union and the Company disagree about the scope of National Union’s defense obligations. On January 29, 2003, the Company filed a lawsuit against National Union requesting the court to determine National Union’s obligations to reimburse the Company for defense costs. Through March 31, 2003, the Company has submitted approximately $2.8 million in defense costs to National Union for reimbursement. Although the Company believes that it is entitled to full reimbursement of the amount submitted, all defense costs, net of amounts reimbursed, have been expensed.

Reliance National Indemnity Co. Bankruptcy Liquidation

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co. (“Reliance”), was forced into bankruptcy liquidation. At March 31, 2003, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $7.5 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under policies with the liquidated insurance carrier to the Company. In Texas, the Company disputes the right of the guaranty association to be reimbursed for such claims. The Company initially secured $1.8 million in insurance coverage from its current workers’ compensation insurance carrier to cover potential claims returned to the Company related to its Reliance policies. As of March 31, 2003, the Company had $1.4 million in insurance coverage remaining. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any probable losses, it is possible that such losses could exceed the Company’s insurance coverage limit.

State Unemployment Taxes

     In January 2002, as a result of a corporate restructuring plan, Administaff filed for a partial transfer of compensation experience used to determine unemployment tax rates with the state of Texas. On October 30, 2002, the Texas Workforce Commission (“TWC”) approved Administaff’s application for a partial transfer of compensation experience.

     In 2002 the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. However, the Company has recorded its Texas unemployment taxes based on its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6.0 million at March 31, 2003, included as a component of other current assets. The Company will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies the Company of its final official tax rate for the 2002 and 2003 calendar years. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination, to the extent the Company’s estimate differs from the TWC’s final official tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the 2002 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

     The Company believes the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue and direct cost recognition – The Company accounts for its revenues in accordance with EITF 99-19. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

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

To conform to the net method, the Company reclassified worksite employee payroll costs of $953 million for the three months ended March 31, 2002 from direct costs to revenues. This reclassification had no effect on gross profit, operating loss, or net loss.

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

•	Benefits costs – The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully-insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of March 31, 2003, the Company’s security deposit totaled $25 million. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees are collectively greater than the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would accrue a current liability on its balance sheet up to the amount of the security deposit, which would increase benefits expense and decrease net income in the period that such determination was made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees are collectively less than the premiums paid to United, an accumulated surplus in the plan would be incurred and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such a determination was made. As of March 31, 2003, the Company has estimated an IBNR component at approximately $35.4 million.

During the three months ended March 31, 2003, the Company recorded an estimated surplus of approximately $3.8 million, resulting in an accumulated surplus from the inception of the plan of approximately $1.5 million as of March 31, 2003. For the three months ended March 31, 2003, the Company’s total United Plan costs were approximately $73.7 million.

•	State unemployment taxes – The Company records its state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. The Company must estimate its expected SUI tax rate in those states for which tax rate notices have not yet been received.

In January 2002, as a result of a corporate restructuring plan, the Company filed for a partial transfer of compensation experience with the state of Texas. On October 30, 2002, the TWC approved Administaff’s application for a partial transfer of compensation experience.

In 2002 Administaff paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. However, the Company has recorded Texas unemployment taxes at its best estimate of the ultimate rate, resulting in a prepaid asset of approximately $6.0 million at March 31, 2003, included as a component of other current assets. Administaff will not know the definitive amount of its expected refund until the transfer of compensation experience is completed by the TWC and the TWC notifies Administaff of its final official tax rate for the 2002 and 2003 calendar years. If the TWC’s final official tax rate is higher or lower than the estimated rate currently used by the Company, the Company would be required to recognize a corresponding reduction or increase in the estimated prepaid asset as additional payroll tax expense or benefit in the period of such determination, to the extent the Company’s estimate differs from the TWC’s final official tax rate.

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

than anticipated claim developments, the Company would reduce its receivable and increase its workers’ compensation insurance expense, which would reduce net income in the period that such determination was made. During the three months ended March 31, 2003, the Company recorded no additional dividend, resulting in an estimated dividend receivable of approximately $2.5 million at March 31, 2003, included as a component of other assets.

•	Contingent liabilities – The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made.

•	Deferred taxes – The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should the Company determine that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company; (ii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based; and (iii) the fact that the Company is at risk for the payment of its direct costs and worksite employee payroll costs regardless of whether its clients pay their comprehensive service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s

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

•	Property and equipment – The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods following such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. In January 2003, the Company committed to a plan to sell Administaff Financial Management Services, Inc. (“FMS”) and initiated a program to market the division and locate a buyer. As a result, FMS is being reported as a discontinued operation in accordance with SFAS No. 144. As of March 31, 2003, the net book value of FMS was approximately $1.1 million. Failure to sell FMS at an amount at least equal to the net book value would result in the Company incurring and recording a loss on the disposal of FMS.

Results of Operations

     Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002.

     The following table presents certain information related to the Company’s results of operations for the three months ended March 31, 2003 and 2002.

	Three months ended
	March 31,		%

	2003	2002	Change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.2 billion and $1.1 billion less worksite employee payroll cost of $971 million and $953 million, respectively)	$225,520	$195,958	15.1%
Gross profit	35,981	30,453	18.2%
Operating expenses	42,549	40,104	6.1%
Operating loss	(6,568)	(9,651)	31.9%
Other income (expense)	(245)	691	(135.5)%
Net loss from continuing operations from continuing operations	(4,122)	(5,421)	24.0%
Diluted net loss from continuing operations per share of common stock	(0.15)	(0.19)	21.1%
Statistical Data:
Average number of worksite employees paid per month	76,425	73,488	4.0%
Revenues per worksite employee per month(1)	$984	889	10.7%
Gross profit per worksite employee per month	157	138	13.8%
Operating expenses per worksite employee per month	186	182	2.2%
Operating loss per worksite employee per month	(29)	(44)	34.1%
Net loss from continuing operations per worksite employee per month	(18)	(25)	28.0%

(1)	Gross billings of $5,219 and $5,213 per worksite employee per month less payroll cost of $4,235 and $4,324 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues for the three months ended March 31, 2003 increased 15.1% over the same period in 2002 due to a 4.0% increase in the average number of worksite employees paid per month and a 10.7% increase in revenues per worksite employee per month.

     The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through new hires and layoffs. During the first quarter of 2003, both paid worksite employees from new client sales and client retention declined as compared to the 2002 period. The net change in existing clients remained consistent with the 2002 period.

     The 10.7%, or $95 increase in revenues per worksite employee per month was primarily due to $82 per worksite employee per month in pricing increases on new and renewing clients over the last year. The remaining $13 per worksite employee per month was due to the accelerated billing of the comprehensive service fee for those clients that were invoiced on the new billing system beginning January 1, 2003.

     By region, the Company’s revenue growth over the first quarter of 2002 and revenue distribution for the quarter ended March 31, 2003 were as follows:

	Three months ended March 31,			Three months ended March 31,

	2003	2002	% Change	2003	2002

	(in thousands)			(% of total revenues)
Northeast	$29,665	$22,239	33.4%	13.2%	11.3%
Southeast	24,324	21,710	12.0%	10.8%	11.1%
Central	33,077	28,953	14.2%	14.7%	14.8%
Southwest	92,072	84,279	9.2%	40.8%	43.0%
West	45,444	37,085	22.5%	20.2%	18.9%
Other revenue	938	1,692	(44.6)%	0.3%	0.9%

Total revenue	$225,520	$195,958	15.1%	100.0%	100.0%

     Gross Profit

     Gross profit for the first quarter of 2003 increased 18.2% to $35.9 million compared to the first quarter of 2002. Gross profit per worksite employee increased 13.8% to $157 per month in the 2003 period from $138 per month in the 2002 period. This increase was primarily the result of the $95 increase in revenue per worksite employee per month discussed above, offset by increases of $53 in benefits cost, $13 in workers’ compensation costs and $11 in payroll taxes, and a $1 decrease in other direct costs per worksite employee per month. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs.

     While the Company’s revenues per worksite employee per month increased 10.7%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 10.1% to $827 per worksite employee per month in the first quarter of 2003 versus $751 in the first quarter of 2002.

•	Payroll tax costs – Payroll taxes increased $11 per worksite employee per month over the first quarter of 2002. The overall cost of payroll taxes as a percentage of payroll cost increased to 8.9% in the 2003 period from 8.5% in the 2002 period. The increase was the result of higher weighted average effective state unemployment rates in the 2003 period as compared to the 2002 period. The Company has estimated and recorded its state unemployment tax expense during the first three months of 2003 using tax rates in certain states, including Texas, that were based on its expectation that its application for a partial transfer of compensation experience resulting from its restructuring, would be approved. While the Company has received a determination from the Texas Workforce Commission that its partial transfer application was approved, the Company has continued to estimate its state unemployment tax expense until its final official tax rates for calendar years 2002 and 2003 are determined. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 18 for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased 16.1% or $53 per worksite employee per month over the first quarter of 2002. This increase is due to a 18.8% increase in the cost per covered employee and a slight decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 71.8% in the 2003 period from 73.4% in the 2002 period. During the three months ended March 31, 2003, the Company recorded an estimated surplus of approximately $3.8 million related to the Company’s health insurance plan with United, resulting in an accumulated surplus from the inception of the plan of approximately $1.5 million as of March 31, 2003. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 17 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $13 on a per worksite employee per month basis over the first quarter of 2002, and increased to 1.36% of payroll cost in the 2003 period from 1.02% in the 2002 period. During the first quarter of 2003 the Company incurred $1.0 million of workers’ compensation costs related to state surcharges relating to policies dating back to 1999 which were assessed by various states and passed through to the Company through its current carrier. In addition, during the quarter ended March 31, 2002, the Company recorded an estimated dividend receivable of approximately $1.5 million under the current policy’s dividend feature, while recording no dividend for the quarter ended March 31, 2003. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 18 for a discussion of the Company’s accounting for workers’ compensation costs.

     Gross profit, measured as a percentage of revenue, increased to 16.0% in the 2003 period from 15.5% in the 2002 period.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,			Three months ended March 31,

	2003	2002	% change	2003	2002	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$20,344	$18,498	9.9%	$89	$84	5.9%
General and administrative expenses	11,704	11,829	(1.1)%	51	54	(5.6)%
Commissions	2,886	3,141	(8.1)%	13	14	(7.1)%
Advertising	2,210	1,620	36.4%	9	7	28.6%
Depreciation and amortization	5,405	5,016	7.8%	24	23	4.3%

Total operating expenses	$42,549	$40,104	6.1%	$186	$182	2.2%

     Operating expenses increased 6.1% over the first quarter of 2002 to $42.5 million. Operating expense per worksite employee increased to $186 per month in the 2003 period from $182 in the 2002 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 9.9%, or $5 per worksite employee per month, compared to the 2002 period, primarily due to an accrual relating to the Company’s 2003 incentive compensation plan, which is payable only upon the achievement of certain predetermined annual goals.

•	General and administrative expenses decreased 1.1%, or $3 per worksite employee per month, compared to the first quarter of 2002. The decrease resulted primarily from declines in data communication expenses, offset by increases in legal costs associated with the lawsuit with Aetna, the Company’s former health insurance carrier.

•	Commissions expense decreased 8.1%, or $1 per worksite employee per month, compared to the 2002 period, due to the decline in paid worksite employees from new client sales.

•	Advertising costs increased 36.4% or $2 per worksite employee per month, compared to the first quarter of 2002 due to an acceleration in timing of the Company’s advertising schedule in 2003 as compared to 2002.

•	Depreciation and amortization expense increased 7.8%, or $1 per worksite employee per month, over the 2002 period as a result of the increased capital assets placed in service in the last quarter of 2002. These capital assets consist primarily of the new corporate headquarters facilities.

     Other Income (Expense)

     Other income (expense) decreased from $691,000 in the first quarter of 2002 to $(245,000) in the 2003 period, primarily due to interest expense related to the Company’s long-term debt borrowings and reduced interest income as a result of reduced levels of cash and marketable securities.

     Income Tax Benefit

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2003 period was consistent with the 2002 period at 39.5%.

     Net Loss

     Operating and net loss from continuing operations per worksite employee per month was $29 and $18 in the 2003 period, versus operating and net loss of $44 and $25 in the 2002 period.

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

     As of March 31, 2003, the Company has made cash security deposits totaling $25 million with its primary health insurance carrier, United. Beginning January 1, 2004 and each year thereafter, the security deposit will be adjusted to the greater of $22.5 million or 7.5% of the estimated annual premiums for that contract year. In the event of a default or termination of the Company’s contract with United, a default pursuant to the revolving credit agreement or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

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

     The Company had $74.4 million in cash and cash equivalents and marketable securities at March 31, 2003, of which approximately $52.3 million was payable in April 2003 for withheld federal and state income taxes, employment taxes and other payroll deductions. At March 31, 2003, the Company had working capital of $33.7 million compared to $42.5 million at December 31, 2002.

     Cash Flows From Operating Activities

     The $2.7 million decrease in net cash flows from operating activities was primarily the result of changes in the Company’s operating asset and liability accounts.

     Cash Flows From Investing Activities

     Capital expenditures during the 2003 period, which totaled approximately $1.4 million, primarily related to computer hardware and software.

     Cash Flows From Financing Activities

     Cash flows used in financing activities primarily related to the repurchase of $8.2 million in treasury stock.

Other Matters

     Investments in Other Companies

     In January 2002, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of approximately $1.6 million. The Company established a new subsidiary, known as FMS, to provide outsourced accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer during 2003. As a result, FMS is being reported as a discontinued operation in 2003. As of March 31, 2003, the net book value of FMS was approximately $1.1 million. The Company expects the sales proceeds to exceed the net book value of FMS at March 31, 2003.

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

     Because the Company has a contractual right to collect an accumulated surplus and is liable for an accumulated deficit up to the amount of its security deposit with United, the Company accounts for the United plan using a partially self-funded insurance accounting model. Under this approach, the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, exceed the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would be required to accrue the estimated accumulated deficit on its balance sheet, which would increase benefits expense and decrease net income in the period that such determination is made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, are less than the premiums paid to United, an accumulated surplus in the plan would exist and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such determination is made. As of March 31, 2003, the Company has recorded an estimated accumulated surplus from the inception of the plan of approximately $1.5 million.

     Multiple Employer Welfare Arrangement Treatment

     On April 9, 2003, the U.S. Department of Labor (“DOL”) issued final regulations requiring that multiple employer welfare arrangements (“MEWAs”) and certain other entities that offer or provide coverage for medical care to the employees of two or more employers file a form with the DOL for purposes of determining whether the requirements of certain recent health care laws are being met (the “Form M-1”). The DOL’s definition of what constitutes a MEWA can be construed so broadly that it was necessary for the regulations to expressly exempt insurance companies and specified collectively bargained plans from the filing requirements. Without the exemption, these entities believed that they could be required to file the Form M-1. In the preambles to the final regulations, the DOL stated that is was unable to conclude that a group health plan maintained by a PEO was exempt from the filing requirement.

     The Company’s philosophy is that it has established itself, by agreement with its clients, as the employer for purposes of sponsoring its group health insurance plan. Consistent with this philosophy, the Company’s group health plan is structured as a single-employer plan. The Company, however, recognizes that given the breadth of the DOL’s definition of who is required to file Form M-1, the DOL could take the position that its group health plan is subject to the filing requirement. Given the breadth of entities subject to the M-1 filing requirement, for filings due prior to the effective date of the final regulations, the Company chose to make a protective filing on Company letterhead of the information requested in the Form M-1 to the DOL for the 1999, 2000 and 2001 plan years, while explicitly maintaining the position that its group health plan was not a MEWA. For filings due after January 1, 2004, the Company intends to file the Form M-1, while continuing to maintain the position that its group health plan is not a MEWA. In the event one or more states conclude that the Company’s group health plan is a MEWA, the Company could potentially become subject to increased state regulatory and filing requirements.

Seasonality, Inflation and Quarterly Fluctuations

     Historically, the Company’s earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes, which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related tax costs to be highest in the first quarter and then decline over the course of the year. Since the Company’s revenues related to an individual employee have been generally earned and collected at a relatively constant rate throughout the year, payment of such tax obligations has a substantial impact on the Company’s financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could mitigate or enhance this trend.

     Effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients. This new system includes a feature which accelerates the comprehensive service fee to more closely reflect the pattern of incurred costs. Accordingly, the impact of new and renewing clients invoiced on the new billing system in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset of the Company’s historical earnings pattern in the first quarter of 2003. All clients are expected to be using the new system by January 2004, at which time the Company’s earnings pattern will be more significantly impacted.

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments, including, but not limited to the computation of the final official unemployment tax rate from the State of Texas for 2002 and 2003, the Company’s ability to comply with Revenue Procedure 2002-21, and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including, but not limited to, increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure, including the Company’s ability to maintain adequate financing for such projects; (v) the Company’s ability to effectively implement its 401(k) recordkeeping services; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing arrangements with American Express and other companies; (vii) the failure to sell Administaff Financial Management Services, Inc.; (viii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies; (ix) the Company’s liability for worksite employee payroll and benefits costs; and (x) an adverse final judgment or settlement in the Aetna lawsuit. These factors are discussed in detail in the Company’s 2002 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

     See notes to financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of exhibits.

10.1	Fourth Amendment to Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. effective February 24, 2003.

99.1	Management certifications.

(b)	Reports on Form 8-K.

Current Report on Form 8-K filed March 25, 2003 reporting Item 5 and Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: May 14, 2003	By:	/s/ Richard G. Rawson

Richard G. Rawson
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2003	By:	/s/ Douglas S. Sharp

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

Date: May 14, 2003
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

Date: May 14, 2003
/s/ Richard G. Rawson

Richard G. Rawson
Executive Vice President, Chief Financial
Officer and Treasurer

EXHIBIT INDEX

10.1	Fourth Amendment to Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. effective February 24, 2003.

99.1	Management certifications.