Form 10-Q
period 2003-06-30
ADMINISTAFF INC \DE\
filed 2003-08-12
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 1-13998

Administaff, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0479645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive Kingwood, Texas	77339
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (281) 358-8986

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     As of August 8, 2003, 26,627,003 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TABLE OF CONTENTS

Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 4. CONTROLS AND PROCEDURES.
ITEM 1. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Letter Agreement dated June 20, 2003
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
Current assets:
Cash and cash equivalents	$56,092	$71,799
Marketable securities	18,662	14,714
Accounts receivable:
Trade	3,110	5,161
Unbilled	79,162	74,358
Other	2,373	2,956
Prepaid insurance	19,730	10,409
Other current assets	3,960	12,126
Deferred income taxes	513	641
Income tax receivable	331	—
Operations held for sale	1,250	1,282

Total current assets	185,183	193,446
Property and equipment:
Land	2,920	2,920
Buildings and improvements	54,448	53,899
Computer hardware and software	47,194	45,554
Software development costs	17,368	16,707
Furniture and fixtures	27,691	27,487
Vehicles and aircraft	6,256	6,606

	155,877	153,173
Accumulated depreciation and amortization	(72,411)	(62,078)

Total property and equipment	83,466	91,095
Other assets:
Deposits	18,680	26,552
Other assets	1,175	4,071

Total other assets	19,855	30,623

Total assets	$288,504	$315,164

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2003	2002

	(Unaudited)
Current liabilities:
Accounts payable	$1,750	$3,069
Payroll taxes and other payroll deductions payable	37,483	57,196
Accrued worksite employee payroll cost	76,257	69,676
Accrued health insurance costs	6,348	5,815
Other accrued liabilities	13,558	13,034
Income taxes payable	—	348
Current portion of long-term debt	1,793	1,676
Operations held for sale	144	112

Total current liabilities	137,333	150,926
Noncurrent liabilities:
Long-term debt	41,485	42,493
Deferred income taxes	3,661	5,396

Total noncurrent liabilities	45,146	47,889
Commitments and contingencies
Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	101,792	102,315
Treasury stock, at cost	(50,091)	(43,003)
Accumulated other comprehensive income, net of tax	88	153
Retained earnings	53,927	56,575

Total stockholders’ equity	106,025	116,349

Total liabilities and stockholders’ equity	$288,504	$315,164

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues (gross billings of $1.2 billion, $1.2 billion, $2.4 billion and $2.3 billion less worksite employee payroll cost of $942 million, $956 million, $1.9 billion and $1.9 billion, respectively)	$219,226	$204,966	$444,746	$400,924
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	172,404	168,589	361,943	334,094

Gross profit	46,822	36,377	82,803	66,830
Operating expenses:
Salaries, wages and payroll taxes	20,603	19,065	40,947	37,563
General and administrative expenses	13,720	12,899	25,424	24,727
Commissions	2,656	2,943	5,542	6,084
Advertising	1,787	1,669	3,997	3,289
Depreciation and amortization	5,309	5,194	10,714	10,211

	44,075	41,770	86,624	81,874

Operating income (loss)	2,747	(5,393)	(3,821)	(15,044)
Other income (expense):
Interest income	263	442	578	1,177
Interest expense	(552)	—	(1,120)	—
Other, net	450	305	458	261

Income (loss) before income tax benefit	2,908	(4,646)	(3,905)	(13,606)
Income tax expense (benefit)	968	(1,835)	(1,723)	(5,374)

Net income (loss) from continuing operations	1,940	(2,811)	(2,182)	(8,232)
Discontinued operations:
Loss from discontinued operations	(373)	(582)	(769)	(1,049)
Income tax expense (benefit)	(146)	(229)	(303)	(413)

Net loss from discontinued operations	(227)	(353)	(466)	(636)
Net income (loss)	$1,713	$(3,164)	$(2,648)	$(8,868)

Basic and diluted net loss per share of common stock:
Income (loss) from continuing operations	$0.07	$(0.10)	$(0.08)	$(0.30)
Loss from discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)

Net income (loss)	$0.06	$(0.11)	$(0.10)	$(0.32)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2003
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2002	30,839	$309	$102,315	$(43,003)	$153	$56,575	$116,349
Purchase of treasury stock	—	—	—	(8,233)	—	—	(8,233)
Exercise of stock options	—	—	(119)	355	—	—	236
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(307)	599	—	—	292
Other	—	—	(97)	191	—	—	94
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss (net of tax)	—	—	—	—	(34)	—	(34)
Realized gain (net of tax)	—	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	—	(2,648)	(2,648)

Comprehensive loss							(2,713)

Balance at June 30, 2003	30,839	$309	$101,792	$(50,091)	$88	$53,927	$106,025

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,648)	$(8,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,821	10,527
Bad debt expense	207	729
Deferred income taxes	(1,563)	(423)
Gain on the disposition of assets	(480)	(255)
Changes in operating assets and liabilities:
Accounts receivable	(2,377)	(1,140)
Prepaid insurance	(9,321)	(8,970)
Other current assets	5,457	(3,729)
Other assets	10,672	(6,906)
Accounts payable	(1,319)	(1,636)
Payroll taxes and other payroll deductions payable	(19,718)	(6,788)
Accrued worksite employee payroll expense	6,581	14,606
Accrued health insurance costs	533	2,038
Other accrued liabilities	560	(3,098)
Income taxes payable/receivable	(679)	(5,809)

Total adjustments	(626)	(10,854)

Net cash used in operating activities	(3,274)	(19,722)
Cash flows from investing activities:
Marketable securities:
Purchases	(11,801)	(9,638)
Proceeds from maturities	2,500	20,113
Proceeds from dispositions	5,256	22,091
Cash received (exchanged) for note receivable	2,709	(2,983)
Property and equipment:
Purchases	(2,518)	(22,588)
Investment in software development costs	(661)	(732)
Proceeds from dispositions	127	96
Proceeds from sale of/investment in other companies	457	(500)

Net cash provided by (used in) investing activities	(3,931)	5,859

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from financing activities:
Purchase of treasury stock	$(8,233)	$(17,088)
Proceeds from the exercise of common stock purchase warrants	—	13,157
Principal repayments on long-term debt and capital lease obligations	(891)	—
Borrowings under revolving line of credit	—	7,500
Proceeds from the exercise of stock options	236	743
Loans to employees	—	694
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	292	186
Other	94	32

Net cash provided by (used in) financing activities	(8,502)	5,224

Net decrease in cash and cash equivalents	(15,707)	(8,639)
Cash and cash equivalents at beginning of period	71,799	53,000

Cash and cash equivalents at end of period	$56,092	$44,361

Supplemental disclosures:
Cash paid for income taxes	$231	$484
Cash paid for interest	$1,056	$—

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

1. Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the six months ended June 30, 2003 and 2002, revenues from the Company’s Texas markets represented 41% and 43% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002. The consolidated balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at June 30, 2003, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended June 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved results in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes that are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related tax costs to be highest in the first quarter and then decline over the course of the year. Since the Company’s revenues related to each employee have been generally earned and collected at a relatively constant rate throughout the year, payment of such tax obligations has a substantial impact on the Company’s financial condition and results of operations during the first six months of the year. Other factors that affect direct costs could mitigate or enhance this trend.

     Effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients. For clients active on the new system in January of any year, the system includes a feature that accelerates invoicing of the payroll tax component of the comprehensive service fee to more closely reflect the pattern of incurred payroll tax costs. Accordingly, the impact of new and renewing clients invoiced on the new billing system in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset of the Company’s historical earnings pattern in the first half of 2003. All clients will be invoiced by the new system by January 2004.

     Certain prior year amounts have been reclassified to conform to current year presentation. Effective December 31, 2002, the Company changed its method of reporting its revenues under Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Previously, the Company reported its entire gross billings as revenue and reported the payroll cost of its worksite employees as a component of direct costs. The Company’s revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, the Company reclassified worksite employee payroll costs of $956 million and $1.9 billion for the three months and six months ended June 30, 2002, respectively, from direct costs to an offset of revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

Stock-Based Compensation

     At June 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income (loss) as reported	$1,713	$(3,164)	$(2,648)	$(8,868)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,831)	(2,513)	(3,966)	(4,811)

Pro forma net loss	$(118)	$(5,677)	$(6,614)	$(13,679)

Net income (loss) per share:
Basic and diluted – as reported	$0.06	$(0.11)	$(0.10)	$(0.32)
Basic and diluted – pro forma	$0.00	$(0.20)	$(0.24)	$(0.49)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 66% to 93%, expected life of five years, risk free interest rate ranging from 3.0% – 4.5% and a dividend yield of 0%. The weighted average fair value of options granted in the six months ended June 30, 2003 and 2002 was $4.71 and $10.34, respectively.

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

2. Accounting Policies

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. Accordingly, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period to determine the existence of any accumulated deficit or surplus. Any resulting accumulated deficit or surplus is recorded as a current liability or asset, respectively, on its balance sheet. During the three months ended June 30, 2003, the Company has recorded an estimated surplus of $6.1 million, resulting in an accumulated surplus from the inception of the plan of approximately $7.7 million as of June 30, 2003.

Workers’ Compensation Costs

     The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 is a guaranteed-cost policy under which premiums are paid for full-insurance coverage of all claims incurred during the policy period. This policy also contains a dividend feature for each policy year, under which the Company is entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year are less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimates the amount of refund, if any, that has been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. In May 2003, the Company’s workers’ compensation carrier’s rating was downgraded by A.M. Best Co. (“Best”) from a “B” or “fair” rating to a “C++” or “marginal” rating. In June 2003, Best further downgraded the carrier to a “D” or “poor” rating. Best’s rating represents an opinion on the insurer’s financial strength and ability to meet its ongoing obligations to its policyholders. As a result of these downgrades, the Company elected to accelerate the termination of its contract from September 30, 2003 to September 1, 2003. The Company is currently in the process of reviewing final proposals for replacement coverage which is scheduled to be effective September 1, 2003. In addition, the Company recorded a charge of $2.5 million in the second quarter of 2003 to write-off its dividend receivable from its workers’ compensation carrier due to the uncertainty of the carrier’s ultimate ability to pay this dividend. This charge resulted in the reduction of other assets by $2.5 million.

3. Operations Held for Sale

     During the first quarter of 2002, the Company purchased substantially all of the assets of Virtual Growth, Inc. (“VGI”) through bankruptcy proceedings for a total cost of $1.6 million. The Company established a subsidiary, Administaff Financial Management Services, Inc. (“FMS”), to provide outsourced accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer. As a result, FMS operating results have been included in discontinued operations in the accompanying consolidated statements of operations. As of June 30, 2003, the assets of FMS held for sale was as follows:

Property and equipment, net	$1,250
Accrued liabilities	144

Net assets held for sale	$1,106

4. Stockholders’ Equity

     On February 25, 2003, the Company repurchased 1,286,252 shares of common stock from American Express at $6 per share.

     The Company’s Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company’s outstanding common stock. As of June 30, 2003, the Company has repurchased 5,341,523 shares under this authorization at a total cost of approximately $65.6 million, including the 1,286,252 shares repurchased from American Express.

5. Net Income (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic net income (loss) per share – weighted average shares outstanding	26,579	27,905	27,000	27,925
Effect of dilutive securities:
Common stock options – treasury stock method	235	—	—	—

Diluted net income (loss) per share – weighted average shares outstanding plus effect of dilutive securities	26,814	27,905	27,000	27,925

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	5,682	7,099	6,455	7,126

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

     Both the Company and Aetna have filed motions for summary judgment, which could result in the court dismissing some or all of the Company’s claims and/or Aetna’s counterclaim. While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes that Aetna’s allegations in the counterclaim are without merit and intends to defend itself vigorously. However, an adverse outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

     The Company has a fiduciary liability insurance policy (“the policy”) issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The policy provides for the reimbursement of defense related legal fees and costs (“defense costs”) associated with the Aetna counterclaim. National Union has recognized its duty to defend the Company under a reservation of rights and to date has reimbursed the Company for $200,000 in defense costs. However, National Union and the Company disagree about the scope of National Union’s defense obligations. On January 29, 2003, the Company filed a lawsuit against National Union requesting the court to determine National Union’s obligations to reimburse the Company for defense costs. On June 17, 2003 National Union filed its Original Answer and Counterclaim, generally seeking, among other remedies; (1) a declaration that the Aetna counterclaim is not covered by the policy; (2) a declaration that Administaff is not entitled to a defense under the policy; and (3) reimbursement of the previously advanced defense costs. Through June 30, 2003, the Company has submitted claims for approximately $3.5 million in defense costs to National Union for reimbursement. Although the Company believes that it is entitled to full reimbursement of the amount submitted, all defense costs, net of amounts reimbursed, have been expensed.

Reliance National Indemnity Co. Bankruptcy Liquidation

     In October 2001, the Company’s former workers’ compensation insurance carrier, Reliance National Indemnity Co. (“Reliance”), was forced into bankruptcy liquidation. At June 30, 2003, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $7.5 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under policies with the liquidated insurance carrier to the Company. In Texas, the Company disputes the right of the guaranty association to be reimbursed for such claims. The Company initially secured $1.8 million in insurance coverage from its current workers’ compensation insurance carrier to cover potential claims returned to the Company related to its Reliance policies. As of June 30, 2003, the Company had $1.3 million in insurance coverage remaining. While the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any probable losses, it is possible that such losses could exceed the Company’s insurance coverage limit resulting in an increase to workers’ compensation expense which would reduce net income.

State Unemployment Taxes

     In January 2002, as a result of a corporate restructuring plan, Administaff filed for a partial transfer of compensation experience used to determine unemployment tax rates with the state of Texas. On October 30, 2002, the Texas Workforce Commission (“TWC”) approved Administaff’s application for a partial transfer of compensation experience.

     Pending computation of the Company’s Texas unemployment tax rate, the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law, resulting in a $6.0 million prepayment balance as of December 31, 2002. In July 2003, in lieu of requesting a refund, the TWC allowed the Company to apply the prepayment balance to the estimated first quarter and second quarter 2003 tax liabilities, resulting in a remaining prepaid balance of $1.7 million at June 30, 2003. The Company also received its initial 2002 and 2003 unemployment tax rate computations from the TWC in July 2003. While the Company is currently reviewing the computations with the TWC, it does not expect the final rates to have any negative impact to the estimates used to record payroll taxes.

Class Action Litigation

     On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. Those lawsuits generally allege that the

Company and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (1) the Company’s pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (2) the matching of price and cost for health insurance on new and renewing client contracts; and (3) the Company’s former method of reporting worksite employee payroll costs as revenue. The Complaints seek unspecified damages, among other remedies. The Company believes these claims are without merit and intends to vigorously defend this litigation, which is in its preliminary stages.

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

     The Company believes the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue and direct cost recognition – The Company accounts for its revenues in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

Historically, the Company has included both components of its gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of its worksite employees. The Company assumes its employer obligations regardless of whether the Company collects its gross billings. After discussions with the Securities and Exchange Commission staff, effective December 31, 2002, the Company changed its presentation of revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because the Company is not generally responsible for the output and quality of work performed by the worksite employees. In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s gross billings.

To conform to the net method, the Company reclassified worksite employee payroll costs of $956 million and $1.9 billion for the three months and six months ended June 30, 2002, respectively, from direct costs to an offset of revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

•	Benefits costs – The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of June 30, 2003, the Company’s security deposit totaled $25 million. In January 2004, the security deposit will be adjusted to $17.5 million, at which time the $7.5 million security deposit reduction, plus accrued interest, is to be returned to the Company. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees are collectively greater than the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would accrue a current liability on its balance sheet up to the amount of the security deposit, which would increase benefits expense and decrease net income in the period that such determination was made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees are collectively less than the premiums paid to United, an accumulated surplus in the plan would be incurred and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such a determination was made. As of June 30, 2003, the Company has estimated an IBNR component at approximately $34.3 million.

During the six months ended June 30, 2003, the Company recorded an estimated surplus of approximately $9.9 million, resulting in an accumulated surplus from the inception of the plan of approximately $7.7 million as of June 30, 2003. For the six months ended June 30, 2003, the Company’s total United Plan costs were approximately $145.1 million.

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

Pending computation of the Company’s Texas unemployment tax rate, the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law, resulting in a $6.0 million prepayment balance as of December 31, 2002. In July 2003, in lieu of requesting a refund, the TWC allowed the Company to apply the prepayment balance to the estimated first quarter and second quarter 2003 tax liabilities, resulting in a remaining prepaid balance of $1.7 million at June 30, 2003. The Company also received its initial 2002 and 2003 unemployment tax rate computations from the TWC in July 2003. While the Company is currently reviewing the computations with the TWC, it does not expect the final rates to have any negative impact to the estimates used to record payroll taxes.

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

that such determination was made. On the other hand, if the Company’s estimates were to indicate that the amount of any recorded dividend receivable had been reduced due to greater than anticipated claim developments, the Company would reduce its receivable and increase its workers’ compensation insurance expense, which would reduce net income in the period that such determination was made. In May 2003, the Company’s workers’ compensation carrier’s rating was downgraded by A.M. Best Co. (“Best”) from a “B” or “fair” rating to a “C++” or “marginal” rating. In June 2003, Best further downgraded the carrier to a “D” or “poor” rating. Best’s rating represents an opinion on the insurer’s financial strength and ability to meet its ongoing obligations to its policyholders. As a result of these downgrades, the Company elected to accelerate the termination of its contract from September 30, 2003 to September 1, 2003. The Company is currently in the process of reviewing final proposals for replacement coverage which is scheduled to be effective September 1, 2003. In addition, the Company recorded a charge of $2.5 million in the second quarter of 2003 to write-off its dividend receivable from its workers’ compensation carrier due to the uncertainty of the carrier’s ultimate ability to pay this dividend.

•	Contingent liabilities – The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period that such determination was made.

•	Deferred taxes – The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should the Company determine that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts – The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including: (i) the fact that the Company is at risk for the payment of its direct costs and worksite employee payroll costs regardless of whether its clients pay their comprehensive service fees; (ii) the large volume and dollar amount of transactions processed by the Company; and (iii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment has historically been very low as a percentage of revenues. However, if the financial condition of the Company’s customers were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Property and equipment – The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods following such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. In January 2003, the Company committed to a plan to sell Administaff Financial Management Services, Inc. (“FMS”) and initiated a program to market the division and locate a buyer. As a result, FMS is being reported as a discontinued operation in accordance with SFAS No. 144. As of June 30, 2003, the net book value of FMS was approximately $1.1 million. Failure to sell FMS at an amount at least equal to the net book value would result in the Company incurring and recording a loss on the disposal of FMS.

Results of Operations

     Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002.

     The following table presents certain information related to the Company’s results of operations for the three months ended June 30, 2003 and 2002.

	Three months ended June 30,
			%
	2003	2002	Change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.2 billion and $1.2 billion less worksite employee payroll cost of $942 million and $956 million, respectively)	$219,226	$204,966	7.0%
Gross profit	46,822	36,377	28.7%
Operating expenses	44,075	41,770	5.5%
Operating income (loss)	2,747	(5,393)	150.9%
Other income	161	747	(78.4)%
Net income (loss) from continuing operations	1,940	(2,811)	169.0%
Diluted net income (loss) from continuing operations per share of common stock	0.07	(0.10)	170.0%
Statistical Data:
Average number of worksite employees paid per month	75,103	76,477	(1.8)%
Revenues per worksite employee per month(1)	$973	$893	9.0%
Gross profit per worksite employee per month	208	159	30.8%
Operating expenses per worksite employee per month	196	182	7.7%
Operating income (loss) per worksite employee per month	12	(24)	150.0%
Net income (loss) from continuing operations per worksite employee per month	9	(12)	175.0%

(1)	Gross billings of $5,152 and $5,059 per worksite employee per month less payroll cost of $4,179 and $4,166 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues for the three months ended June 30, 2003 increased 7.0% over the same period in 2002 due to a 9.0% increase in revenues per worksite employee per month, offset by a 1.8% decrease in the average number of worksite employees paid per month.

     The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2003, both paid worksite employees from new client sales and client retention declined as compared to the 2002 period. The net change in existing clients increased slightly over the 2002 period.

     The 9.0%, or $80 increase in revenues per worksite employee per month was primarily due to $82 per worksite employee per month in pricing increases on new and renewing clients over the last year, offset by a $2 per worksite employee per month decline in revenue relating to those clients that were invoiced on the new billing system beginning January 1, 2003. This decline is consistent with the related decline in payroll tax costs as wage limits are met.

     By region, the Company’s revenue growth over the second quarter of 2002 and revenue distribution for the quarter ended June 30, 2003 were as follows:

	Three months ended June 30,			Three months ended June 30,

	2003	2002	% Change	2003	2002

	(in thousands)			(% of total revenues)
Northeast	$28,544	$23,644	20.7%	13.0%	11.6%
Southeast	23,939	22,798	5.0%	10.9%	11.1%
Central	31,582	29,170	8.3%	14.4%	14.2%
Southwest	87,990	88,335	—	40.2%	43.1%
West	46,090	39,406	17.0%	21.0%	19.2%
Other revenue	1,081	1,613	(33.0)%	0.5%	0.8%

Total revenue	$219,226	$204,966	7.0%	100.0%	100.0%

     Gross Profit

     Gross profit for the second quarter of 2003 increased 28.7% to $46.8 million compared to the second quarter of 2002. Gross profit per worksite employee increased 30.8% to $208 per month in the 2003 period from $159 per month in the 2002 period. This increase was primarily the result of the $80 increase in revenue per worksite employee per month discussed above, offset by increases of $13 in benefits cost, $17 in workers’ compensation costs (including the write-off of the workers’ compensation dividend of $11) and $1 in payroll taxes and other direct costs per worksite employee per month. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs.

     While the Company’s revenues per worksite employee per month increased 9.0%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.2% to $765 per worksite employee per month in the second quarter of 2003 versus $734 in the second quarter of 2002.

•	Payroll tax costs – Payroll taxes decreased $1 per worksite employee per month compared to the second quarter of 2002. The overall cost of payroll taxes as a percentage of payroll cost decreased to 7.36% in the 2003 period from 7.40% in the 2002 period. The decrease was the result of lower weighted average effective state unemployment rates in the 2003 period as compared to the 2002 period. The Company has estimated and recorded its state unemployment tax expense during the first six months of 2003 using tax rates in Texas that were based on its expectation that its application for a partial transfer of compensation experience resulting from its restructuring, would be approved. While the Company has received a determination from the Texas Workforce Commission that its partial transfer application was approved, the Company has continued to estimate its state unemployment tax expense until its final official tax rates for calendar years 2002 and 2003 are determined. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 19 for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased 1.6% or $13 per worksite employee per month over the second quarter of 2002. This increase is due to a 9.1% increase in the cost per covered employee offset by a decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 70.5% in the 2003 period from 74.4% in the 2002 period. The increase in benefits costs during the three months ended June 30, 2003 were mitigated in part by the impact of the cost savings derived from the benefit plan design changes initiated by the Company in January 2003. During the three months ended June 30, 2003, the Company recorded an estimated surplus of approximately $6.1 million related to the Company’s health insurance plan with United, resulting in an accumulated surplus from the inception of the plan of approximately $7.7 million as of June 30, 2003. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 18 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $17 on a per worksite employee per month basis over the second quarter of 2002, and increased to 1.58% of payroll cost in the 2003 period from 1.19% in the 2002 period. The primary cause of the increase was the $2.5 million charge related to the write-off of the Company’s workers’ compensation dividend receivable. The charge was taken due to credit concerns caused by recent downgrades of its workers’ compensation carrier. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 19 and “Other Matters – Workers’ Compensation Costs” on page 34 for a discussion of the Company’s accounting for workers’ compensation costs.

     Gross profit, measured as a percentage of revenue, increased to 21.4% in the 2003 period from 17.7% in the 2002 period.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2003 and 2002.

	Three months ended June 30,			Three months ended June 30,

	2003	2002	% change	2003	2002	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$20,603	$19,065	8.1%	$91	$83	9.6%
General and administrative expenses	13,720	12,899	6.4%	61	56	8.9%
Commissions	2,656	2,943	(9.8)%	12	13	(7.7)%
Advertising	1,787	1,669	7.1%	8	7	14.3%
Depreciation and amortization	5,309	5,194	2.2%	24	23	4.3%

Total operating expenses	$44,075	$41,770	5.5%	$196	$182	7.7%

     Operating expenses increased 5.5% over the second quarter of 2002 to $44.1 million. Operating expense per worksite employee increased to $196 per month in the 2003 period from $182 in the 2002 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 8.1%, or $8 per worksite employee per month, compared to the 2002 period, primarily due to an accrual relating to the Company’s 2003 incentive compensation plan, which is payable only upon the achievement of certain predetermined annual goals.

•	General and administrative expenses increased 6.4%, or $5 per worksite employee per month, compared to the second quarter of 2002. The increase resulted primarily from increases in legal costs associated with the lawsuit with Aetna, the Company’s former health insurance carrier.

•	Commissions expense decreased 9.8%, or $1 per worksite employee per month, compared to the 2002 period, due to the decline in paid worksite employees from new client sales.

•	Advertising costs increased 7.1% or $1 per worksite employee per month, compared to the second quarter of 2002 primarily due to the national advertising campaign initiated in 2003.

•	Depreciation and amortization expense increased 2.2%, or $1 per worksite employee per month, over the 2002 period as a result of the increased capital assets placed in service in the last quarter of 2002. These capital assets consist primarily of the new corporate headquarters facilities.

     Other Income

     Other income decreased from $747,000 in the second quarter of 2002 to $161,000 in the 2003 period, primarily due to interest expense related to the Company’s long-term debt borrowings and reduced interest income as a result of reduced levels of cash and marketable securities. Offsetting the decline in other income was a $457,000 gain related to proceeds from the sale of the Company’s investment in eProsper, Inc., which had been previously written off in 2002.

     Income Tax Expense

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2003 period was 33.3% compared to 39.5% in the 2002 period. The decline in the effective tax rate is primarily due to utilization of previously unrecognized capital loss carryforwards on the $457,000 gain from the sale of the Company’s investment in eProsper, Inc.

     Net Income (Loss) from Continuing Operations

     Operating and net income from continuing operations per worksite employee per month was $12 and $9 in the 2003 period, versus operating and net loss from continuing operations of $24 and $12 in the 2002 period.

     Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002.

     The following table presents certain information related to the Company’s results of operations for the six months ended June 30, 2003 and 2002.

	Six months ended
	June 30,
			%
	2003	2002	Change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.4 billion and $2.3 billion less worksite employee payroll cost of $1.9 billion and $1.9 billion, respectively)	$444,746	$400,924	10.9%
Gross profit	82,803	66,830	23.9%
Operating expenses	86,624	81,874	5.8%
Operating income (loss)	(3,821)	(15,044)	74.6%
Other income (expense)	(84)	1,438	(105.8)%
Net income (loss) from continuing operations	(2,182)	(8,232)	73.5%
Diluted net income (loss) from continuing operations per share of common stock	(0.08)	(0.30)	73.3%
Statistical Data:
Average number of worksite employees paid per month	75,764	74,982	1.0%
Revenues per worksite employee per month(1)	$978	$891	9.8%
Gross profit per worksite employee per month	182	149	22.1%
Operating expenses per worksite employee per month	191	182	4.9%
Operating income (loss) per worksite employee per month	(8)	(33)	75.8%
Net income (loss) from continuing operations per worksite employee per month	(5)	(18)	72.2%

(1)	Gross billings of $5,186 and $5,134 per worksite employee per month less payroll cost of $4,207 and $4,243 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues for the six months ended June 30, 2003 increased 10.9% over the same period in 2002 due to a 1.0% increase in the average number of worksite employees paid per month and a 9.8% increase in revenues per worksite employee per month.

     The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. While the average number of worksite employees paid per month increased during the first half of 2003, paid worksite employees from all three primary sources declined as compared to the 2002 period.

     The 9.8%, or $87 increase in revenues per worksite employee per month was primarily due to $76 per worksite employee per month in pricing increases on new and renewing clients over the last year. The remaining $11 per worksite employee per month was due to the accelerated collection of the payroll tax allocation component of the comprehensive service fee for those clients that were invoiced on the new billing system beginning January 1, 2003. This increase is consistent with the higher payroll tax costs typically incurred during the first half of the year.

     By region, the Company’s revenue growth over the first half of 2002 and revenue distribution for the six months ended June 30, 2003 were as follows:

	Six months ended June 30,			Six months ended June 30,

	2003	2002	% Change	2003	2002

	(in thousands)			(% of total revenues)
Northeast	$58,210	$45,883	26.9%	13.1%	11.4%
Southeast	48,263	44,508	8.4%	10.9%	11.1%
Central	64,659	58,123	11.2%	14.5%	14.5%
Southwest	180,062	172,614	4.3%	40.5%	43.1%
West	91,534	76,491	19.7%	20.6%	19.1%
Other revenue	2,018	3,305	(38.9)%	0.4%	0.8%

Total revenue	$444,746	$400,924	10.9%	100.0%	100.0%

     Gross Profit

     Gross profit for the first half of 2003 increased 23.9% to $82.8 million compared to the first half of 2002. Gross profit per worksite employee increased 22.1% to $182 per month in the 2003 period from $149 per month in the 2002 period. This increase was primarily the result of the $87 increase in revenue per worksite employee per month discussed above, offset by increases of $33 in benefits cost, $15 in workers’ compensation costs (including the write-off of the workers’ compensation dividend of $6) and $6 in payroll taxes and other direct costs per worksite employee per month. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs.

     While the Company’s revenues per worksite employee per month increased 9.8%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 7.3% to $796 per worksite employee per month in the first half of 2003 versus $742 in the first half of 2002.

•	Payroll tax costs – Payroll taxes increased $6 per worksite employee per month over the first half of 2002. The overall cost of payroll taxes as a percentage of payroll cost increased to 8.14% in the 2003 period from 7.93% in the 2002 period. The increase was the result of higher weighted average effective state unemployment rates in the 2003 period as compared to the 2002 period. The Company has estimated and recorded its state unemployment tax expense during the first six months of 2003 using tax rates in Texas that were based on its expectation that its application for a partial transfer of compensation experience resulting from its restructuring, would be approved. While the Company has received a determination from the Texas Workforce Commission that its partial transfer application was approved, the Company has continued to estimate its state unemployment tax expense until its final official tax rates for calendar years 2002 and 2003 are determined. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 19 for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased 10.5% or $33 per worksite employee per month over the first half of 2002. This increase is due to a 13.6% increase in the cost per covered employee offset by a decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 71.2% in the 2003 period from 73.9% in the 2002 period. The increase in benefits costs during the six months ended June 30, 2003 were mitigated in part by the impact of the cost savings derived from the benefit plan design changes initiated by the Company in January 2003. During the six months ended June 30, 2003, the Company recorded an estimated surplus of approximately $9.9 million related to the Company’s health insurance plan with United, resulting in an accumulated surplus from the inception of the plan of approximately $7.7 million as of June 30, 2003. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 18 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $15 on a per worksite employee per month basis over the first half of 2002, and increased to 1.47% of payroll cost in the 2003 period from 1.10% in the 2002 period. The primary cause of the increase was the $2.5 million charge in the second quarter of 2003 related to the workers’ compensation dividend as a result of the workers’ compensation carrier’s rating downgrades compared to the $1.5 million estimated dividend recorded by the Company during the six months ended June 30, 2002. Additionally, during the first half of 2003 the Company incurred approximately $1.0 million in workers’ compensation costs related to state surcharges relating to policies dating back to 1999, which were assessed by various states and passed through to the Company through its current carrier. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 19 and “Other Matters – Workers’ Compensations Costs” on page 34 for a discussion of the Company’s accounting for workers’ compensation costs.

     Gross profit, measured as a percentage of revenue, increased to 18.6% in the 2003 period from 16.7% in the 2002 period.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2003 and 2002.

	Six months ended June 30,			Six months ended June 30,

	2003	2002	% change	2003	2002	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$40,947	$37,563	9.0%	$90	$83	8.4%
General and administrative expenses	25,424	24,727	2.8%	56	55	1.8%
Commissions	5,542	6,084	(8.9)%	12	14	(14.3)%
Advertising	3,997	3,289	21.5%	9	7	28.6%
Depreciation and amortization	10,714	10,211	4.9%	24	23	4.3%

Total operating expenses	$86,624	$81,874	5.8%	$191	$182	4.9%

     Operating expenses increased 5.8% over the first six months of 2002 to $86.6 million. Operating expense per worksite employee increased to $191 per month in the 2003 period from $182 in the 2002 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 9.0%, or $7 per worksite employee per month, compared to the 2002 period, primarily due to an accrual relating to the Company’s 2003 incentive compensation plan, which is payable only upon the achievement of certain predetermined annual goals.

•	General and administrative expenses increased 2.8%, or $1 per worksite employee per month, compared to the first half of 2002. The increase resulted primarily from increases in legal costs associated with the lawsuit with Aetna, the Company’s former health insurance carrier, and was offset by decreases in other expenses including data communications and telephone expenses.

•	Commissions expense decreased 8.9%, or $2 per worksite employee per month, compared to the 2002 period, due to the decline in paid worksite employees from new client sales.

•	Advertising costs increased 21.5% or $2 per worksite employee per month, compared to the first half of 2002 primarily due to the national advertising campaign initiated in 2003.

•	Depreciation and amortization expense increased 4.9%, or $1 per worksite employee per month, over the 2002 period as a result of the increased capital assets placed in service in the last quarter of 2002. These capital assets consist primarily of the new corporate headquarters facilities.

     Other Income (Expense)

     Other income (expense) decreased from income of $1.4 million in the first half of 2002 to a net expense of $84,000 in the 2003 period. This decline is primarily due to interest expense related to the Company’s long-term debt borrowings and reduced interest income as a result of reduced levels of cash and marketable securities. Offsetting the decline in other income was a $457,000 gain related to proceeds from the sale of the Company’s investment in eProsper, Inc., which had been previously written off in 2002.

     Income Tax Benefit

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. During periods of reported losses, the Company records an income tax benefit. The effective income tax benefit rate increased from 39.5% in the 2002 period to 44.1% in the 2003 period due to the additional benefit from the utilization of previously unrecognized capital loss carryforwards on the $457,000 gain from the sale of the Company’s investment in eProsper, Inc. in 2003.

     Net Income (Loss) from Continuing Operations

     Operating loss and net loss from continuing operations per worksite employee per month was $8 and $5 in the 2003 period, versus $33 and $18 in the 2002 period.

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

     The Company has experienced significant increases in health insurance costs and may continue to experience significant increases in future periods. The Company’s pricing objectives attempt to maintain or improve gross profit per worksite employee per month by matching or exceeding changes in its primary direct costs with increases in its revenue per worksite employee. The Company has implemented pricing increases designed to match the anticipated health insurance cost increases. However, due to annual contract commitments, pricing for current customers can only be increased upon contract renewal. Changes in health insurance claim trends that underlie the Company’s direct costs could enhance or hinder the Company’s ability to meet its pricing objectives during 2003. Failure to achieve its pricing objectives could have a material adverse effect on the Company’s financial position.

     As of June 30, 2003, the Company has made cash security deposits totaling $25 million with its primary health insurance carrier, United. In January 2004, the security deposit will be adjusted to $17.5 million, at which time the $7.5 million reduction, plus accrued interest, is to be returned to the Company. In the event of a default or termination of the Company’s contract with United or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

     As a result of the existing workers’ compensation carrier’s recent credit rating downgrades, the Company has elected to accelerate the termination of its contract from September 30, 2003 to September 1, 2003. The Company is currently in the process of reviewing final proposals for replacement coverage which is scheduled to be effective September 1, 2003, and will likely involve terms different from the existing policy including increased costs and significant collateral requirements.

     The Company had $74.8 million in cash and cash equivalents and marketable securities at June 30, 2003, of which approximately $31.4 million was payable in July 2003 for withheld federal and state income taxes, employment taxes and other payroll deductions. At June 30, 2003, the Company had working capital of $47.9 million compared to $42.5 million at December 31, 2002.

     Cash Flows From Operating Activities

     The $16.4 million increase in net cash flows from operating activities was primarily the result of changes in the Company’s operating asset and liability accounts and the decrease in the Company’s net loss for the first half of 2003 as compared to 2002.

     Cash Flows From Investing Activities

     The Company invested $4.0 million in marketable securities, net of maturities and dispositions, and approximately $3.2 million in capital expenditures, primarily related to computer hardware and software, during the 2003 period. In addition, the Company collected a $2.7 million note receivable and $584,000 from the sale of assets during the first half of 2003.

     Cash Flows From Financing Activities

     Cash flows used in financing activities primarily related to the repurchase of $8.2 million in treasury stock.

Other Matters

     Investments in Other Companies

     In January 2002, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of approximately $1.6 million. The Company established a new subsidiary, known as FMS, to provide outsourced accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer during 2003. As a result, FMS is being reported as a discontinued operation in 2003. As of June 30, 2003, the net book value of FMS was approximately $1.1 million. The Company expects the sales proceeds to exceed the net book value of FMS at June 30, 2003.

     Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of providers including United, Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield, all of which are fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. As of June 30, 2003, the Company has made cash security deposits totaling $25 million with United. In January 2004, the security deposit will be adjusted to $17.5 million, at which time the $7.5 million reduction, plus accrued interest, is to be returned to the Company.

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

     Because the Company has a contractual right to collect an accumulated surplus and is liable for an accumulated deficit up to the amount of its security deposit with United, the Company accounts for the United plan using a partially self-funded insurance accounting model. Under this approach, the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. If the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, exceed the premiums paid to United, an accumulated deficit in the plan would be incurred and the Company would be required to accrue the estimated accumulated deficit on its balance sheet, which would increase benefits expense and decrease net income in the period that such determination is made. On the other hand, if the estimated IBNR claims, paid claims, taxes and administrative fees, collectively, are less than the premiums paid to United, an accumulated surplus in the plan would exist and the Company would record this surplus as a current asset, which would reduce benefits expense and increase net income in the period that such determination is made. As of June 30, 2003, the Company has recorded an estimated accumulated surplus from the inception of the plan of approximately $7.7 million.

     Workers’ Compensation Costs

     In May 2003, the Company’s workers’ compensation carrier’s rating was downgraded by A.M. Best Co. (“Best”) from a “B” or “fair” rating to a “C++” or “marginal” rating. In June 2003, Best further downgraded the carrier to a “D” or “poor” rating. Best’s rating represents an opinion on the insurer’s financial strength and ability to meet its ongoing obligations to its policyholders. A small number of the Company’s clients require an “A” rating in order to comply with various contractual commitments. In certain instances the Company has obtained supplemental insurance coverage in order to assist its clients to comply with their contractual obligations, and the Company may be required to obtain additional coverage for other clients as well. In addition, the Company’s ability to attract and retain clients could be adversely impacted by the downgrade. As a result of the downgrades in the Company’s workers’ compensation carrier’s rating, the Company wrote-off its $2.5 million dividend receivable in the second quarter of 2003 and has elected to accelerate the termination of its contract from September 30, 2003 to September 1, 2003. The Company is currently in the process of reviewing final proposals for replacement coverage which is scheduled to be effective September 1, 2003 and will likely involve terms different from the existing policy including increased costs and significant collateral requirements.

     Securities Class Action Suits

     On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. Those lawsuits generally allege that the Company and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (1) the Company’s pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (2) the matching of price and cost for health insurance on new and renewing client contracts; and (3) the Company’s former method of reporting worksite employee payroll costs as revenue. The Complaints seek unspecified damages, among other remedies. The Company believes these claims are without merit and intends to vigorously defend this litigation, which is in its preliminary stages.

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

     Effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients. For clients active on the new system in January of any year, the new system includes a feature that accelerates invoicing of the payroll tax component of the comprehensive service fee to more closely reflect the pattern of incurred payroll tax costs. Accordingly, the impact of new and renewing clients invoiced on the new billing system in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset of the Company’s historical earnings pattern in the first half of 2003. All clients will be invoiced by the new system by January 2004.

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments, including, but not limited to the Company’s ability to comply with Revenue Procedure 2002-21, and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including, but not limited to, increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure, including the Company’s ability to maintain adequate financing for such projects; (v) the Company’s ability to effectively implement its 401(k) recordkeeping services; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing arrangements with American Express and other companies; (vii) the failure to sell Administaff Financial Management Services, Inc.; (viii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies; (ix) the Company’s liability for worksite employee payroll and benefits costs; and (x) an adverse final judgment or settlement of claims against the Company, including the Aetna lawsuit. These factors are discussed in detail in the Company’s 2002 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 4. CONTROLS AND PROCEDURES.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     See Note 6 to financial statements, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.

     An Annual Meeting of Stockholders of the Company was held on May 8, 2003. At the Meeting, holders of 24,282,573 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the two proposals voted on at the Meeting, both of which were approved, is set for the below:

1.	Election of Class II Directors to serve until the Annual Meeting of Stockholders in 2006.

	For	Withheld

Paul J. Sarvadi	21,011,980	3,270,593
Austin P. Young	21,201,000	3,081,573

Directors continuing in office were Michael W. Brown, Jack M. Fields, Jr., Paul S. Lattanzio, Gregory E. Petsch and Richard G. Rawson.

2.	Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2003.

For	Against	Abstain

20,843,845	3,325,743	112,985

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of exhibits.

10.1	Letter Agreement dated June 20, 2003 between Administaff and United Healthcare Small Business Group. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated May 1 2003, furnishing Items 9 and 12 for a press release announcing 2003 first quarter results.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: August 12, 2003	By:	/s/ Richard G. Rawson

Richard G. Rawson Executive Vice President of Administration and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2003	By:	/s/ Douglas S. Sharp

Douglas S. Sharp Vice President, Finance (Principal Accounting Officer)

EXHIBIT
NUMBER	DESCRIPTION

10.1	Letter Agreement dated June 20, 2003 between Administaff and United Healthcare Small Business Group. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.