Form 10-Q
period 2003-09-30
ADMINISTAFF INC \DE\
filed 2003-11-10
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2003.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _________ to __________

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

     As of November 5, 2003, 26,650,064 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TABLE OF CONTENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,721	$71,799
Restricted cash	1,512	—
Marketable securities	22,553	14,714
Accounts receivable:
Trade	685	5,161
Unbilled	82,412	74,358
Other	3,207	2,956
Prepaid insurance	18,723	10,409
Other current assets	9,754	12,126
Deferred income taxes	829	641
Operations held for sale	179	1,282

Total current assets	189,575	193,446
Property and equipment:
Land	2,920	2,920
Buildings and improvements	55,046	53,899
Computer hardware and software	48,169	45,554
Software development costs	17,988	16,707
Furniture and fixtures	27,778	27,487
Vehicles and aircraft	6,190	6,606

	158,091	153,173
Accumulated depreciation and amortization	(77,266)	(62,078)

Net property and equipment	80,825	91,095
Other assets:
Deposits	30,852	26,552
Other assets	963	4,071

Total other assets	31,815	30,623

Total assets	$302,215	$315,164

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,320	$3,069
Payroll taxes and other payroll deductions payable	34,098	57,196
Accrued worksite employee payroll cost	77,406	69,676
Accrued health insurance costs	2,534	5,815
Accrued workers’ compensation costs	2,514	95
Other accrued liabilities	16,719	12,939
Income taxes payable	3,494	348
Current portion of long-term debt	1,793	1,676
Operations held for sale	103	112

Total current liabilities	140,981	150,926
Noncurrent liabilities:
Long-term debt	41,042	42,493
Accrued workers’ compensation costs	1,403	—
Deferred income taxes	5,108	5,396

Total noncurrent liabilities	47,553	47,889
Commitments and contingencies
Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	101,733	102,315
Treasury stock, at cost	(49,792)	(43,003)
Accumulated other comprehensive income, net of tax	28	153
Retained earnings	61,403	56,575

Total stockholders’ equity	113,681	116,349

Total liabilities and stockholders’ equity	$302,215	$315,164

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues (gross billings of $1.158 billion, $1.216 billion, $3.515 billion and $3.526 billion less worksite employee payroll cost of $940 million, $998 million, $2.852 billion and $2.907 billion, respectively)	$217,849	$218,069	$662,595	$618,993
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	161,271	171,323	523,214	505,417

Gross profit	56,578	46,746	139,381	113,576
Operating expenses:
Salaries, wages and payroll taxes	19,974	19,143	60,921	56,706
General and administrative expenses	12,613	11,164	38,037	35,891
Commissions	2,588	3,027	8,130	9,111
Advertising	2,297	1,575	6,294	4,864
Depreciation and amortization	5,328	5,348	16,042	15,559

	42,800	40,257	129,424	122,131

Operating income (loss)	13,778	6,489	9,957	(8,555)
Other income (expense):
Interest income	595	308	1,173	1,485
Interest expense	(548)	(58)	(1,668)	(58)
Other, net	22	(27)	480	234

Income (loss) before income tax benefit	13,847	6,712	9,942	(6,894)
Income tax expense (benefit)	5,470	2,651	3,747	(2,723)

Net income (loss) from continuing operations	8,377	4,061	6,195	(4,171)
Discontinued operations:
Loss from discontinued operations	(1,334)	(468)	(2,103)	(1,517)
Income tax expense (benefit)	(433)	(186)	(736)	(599)

Net loss from discontinued operations	(901)	(282)	(1,367)	(918)
Net income (loss)	$7,476	$3,779	$4,828	$(5,089)

Basic and diluted net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.31	$0.15	$0.23	$(0.15)
Loss from discontinued operations	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Net income (loss) per share	$0.28	$0.14	$0.18	$(0.18)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2002	30,839	$309	$102,315	$(43,003)	$153	$56,575	$116,349
Purchase of treasury stock	—	—	—	(8,233)	—	—	(8,233)
Exercise of stock options	—	—	(163)	496	—	—	333
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(316)	721	—	—	405
Other	—	—	(103)	227	—	—	124
Change in unrealized gain (loss) on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(87)	—	(87)
Realized gain	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	4,828	4,828

Comprehensive income							4,703

Balance at September 30, 2003	30,839	$309	$101,733	$(49,792)	$28	$61,403	$113,681

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,828	$(5,089)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	17,293	15,999
Bad debt expense	161	689
Deferred income taxes	(394)	(589)
Gain on the disposition of assets	(495)	(228)
Changes in operating assets and liabilities:
Restricted cash	(1,512)	—
Accounts receivable	(3,989)	(10,224)
Prepaid insurance	(8,314)	(11,104)
Other current assets	(337)	(4,624)
Other assets	(1,336)	(12,329)
Accounts payable	(749)	(1,589)
Payroll taxes and other payroll deductions payable	(23,124)	(11,862)
Accrued worksite employee payroll expense	7,730	14,510
Accrued health insurance costs	(3,281)	1,942
Accrued workers’ compensation costs	3,822	(2,134)
Other accrued liabilities	3,800	4,141
Income taxes payable/receivable	3,142	(3,179)

Total adjustments	(7,583)	(20,581)

Net cash used in operating activities	(2,755)	(25,670)
Cash flows from investing activities:
Marketable securities:
Purchases	(21,943)	(12,612)
Proceeds from maturities	6,500	22,836
Proceeds from dispositions	7,405	22,637
Cash received (exchanged) for note receivable	2,709	(2,983)
Property and equipment:
Purchases	(4,653)	(34,833)
Investment in software development costs	(1,281)	(1,123)
Proceeds from dispositions	188	120
Proceeds from the sale of/(investment in) other companies	457	(500)

Net cash used in investing activities	(10,618)	(6,458)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from financing activities:
Purchase of treasury stock	$(8,233)	$(17,088)
Proceeds from the exercise of common stock purchase warrants	—	13,157
Principal repayments on long-term debt and capital lease obligations	(1,334)	—
Borrowings under revolving line of credit	—	16,500
Proceeds from the exercise of stock options	333	743
Loans to employees	—	694
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	405	371
Other	124	48

Net cash provided by (used in) financing activities	(8,705)	14,425

Net decrease in cash and cash equivalents	(22,078)	(17,703)
Cash and cash equivalents at beginning of period	71,799	53,000

Cash and cash equivalents at end of period	$49,721	$35,297

Supplemental disclosures:
Cash paid for income taxes	$297	$489
Cash paid for interest	$1,571	$58

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003

1. Basis of Presentation

          Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the nine months ended September 30, 2003 and 2002, revenues from the Company’s Texas markets represented 40% and 43% of the Company’s total revenues, respectively.

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

          The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002. The consolidated balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at September 30, 2003, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended September 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

               Effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients. For clients active on the new system in January of any year, the system includes a feature that accelerates invoicing of the estimated payroll tax component of the comprehensive service fee to more closely reflect the pattern of incurred payroll tax costs. Accordingly, the impact of new and renewing clients invoiced on the new billing system in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset of the Company’s historical earnings pattern in 2003. All clients will be invoiced by the new system by January 2004. For those clients active on the new system in January 2004, a complete offset of the Company’s earnings pattern is expected. However, new clients enrolling subsequent to January 2004 will be invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients.

          Certain prior year amounts have been reclassified to conform to current year presentation. Effective December 31, 2002, the Company changed its method of reporting its revenues under Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Previously, the Company reported its entire gross billings as revenue and reported the payroll cost of its worksite employees as a component of direct costs. The Company’s revenues are now reported net of worksite employee payroll cost (net method). To conform to the net method, the Company reclassified worksite employee payroll costs of $998 million and $2.907 billion for the three months and nine months ended September 30, 2002, respectively, from direct costs to an offset of revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

Stock-Based Compensation

          At September 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net income (loss) as reported	$7,476	$3,779	$4,828	$(5,089)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,139)	(2,282)	(5,105)	(7,093)

Pro forma net income (loss)	$6,337	$1,497	$(277)	$(12,182)

Net income (loss) per share:
Basic and diluted – as reported	$0.28	$0.14	$0.18	$(0.18)
Basic and diluted – pro forma	$0.23	$0.05	$(0.01)	$(0.44)

          The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 66% to 93%, expected life of five years, risk free interest rate ranging from 3.0% – 4.5% and a dividend yield of 0%. The weighted average fair value of options granted in the nine months ended September 30, 2003 and 2002 was $4.76 and $10.14, respectively.

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

2. Accounting Policies

Health Insurance Costs

          The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s security deposit with United. Accordingly, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period to determine the existence of any accumulated deficit or surplus. Any resulting accumulated deficit or surplus is recorded as a current liability or asset, respectively, on its balance sheet. During the three months ended September 30, 2003, the Company has funded an estimated surplus of $2.0 million, resulting in an accumulated surplus from the inception of the plan of approximately $9.6 million as of September 30, 2003, which is included in prepaid insurance in the Company’s consolidated balance sheet.

Workers’ Compensation Costs

          The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 was a guaranteed-cost policy (“2003 Policy”) under which premiums were paid for full-insurance coverage of all claims incurred during the policy period. This policy also contained a dividend feature for each policy year, under which the Company was entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year were less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimated the amount of refund, if any, that had been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. In May 2003, the Company’s workers’ compensation carrier’s rating was downgraded by A.M. Best Co. (“Best”) from a “B” or “fair” rating to a “C++” or “marginal” rating. In June 2003, Best further downgraded the carrier to a “D” or “poor” rating. Best’s rating represents an opinion on the insurer’s financial strength and ability to meet its ongoing obligations to its policyholders. As a result of these downgrades, the Company elected to accelerate the termination of its contract from September 30, 2003 to September 1, 2003. In addition, the Company recorded a charge of $2.5 million in the second quarter of 2003 to write-off its dividend receivable from its workers’ compensation carrier due to the uncertainty of the carrier’s ultimate ability to pay this dividend. This charge resulted in the reduction of other assets by $2.5 million.

          On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). The Company also established a wholly-owned captive insurance subsidiary (the “Captive”) that has reinsured AIG for the first $1 million layer per occurrence for the workers’ compensation and employers’ liability policies issued by AIG to the Company. All claims in excess of the first $1 million layer per occurrence are the responsibility of AIG. The 2004 Policy is a fully insured policy whereby AIG has the ultimate responsibility to pay all claims incurred under the policy in the event the Captive fails to satisfy the reinsurance claims with AIG. Accordingly, the 2004 Policy stipulates that the Captive provide initial collateral of $10 million at the policy inception and an additional $3.03 million to be paid in three equal installments of $839,000 in December

2003, March 2004 and June 2004 with a final installment of $513,197 which is to be paid in September 2004. AIG’s monthly reinsurance premiums owed to the Captive by AIG are retained and held by AIG in a restricted cash account under AIG’s Reinsurance Captive Asset Management Program (“RCAMP”), which is used to secure the Captive’s reinsurance obligations. As of September 30, 2003, the total collateral and restricted cash held in the RCAMP by AIG was $13.8 million, of which $1.5 million is included in restricted cash and $12.3 million is included in deposits in the Company’s consolidated balance sheet.

          The Company treats the Captive as an insurance company for federal income tax purposes, including the preparing and filing of the Company’s consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, the Company could be required to make accelerated income tax payments to the IRS that otherwise would have been deferred until future periods. Such a determination would have no effect on the Company’s effective income tax rate.

          The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. As of September 30, 2003, the Company has estimated and accrued $2.9 million in outstanding workers’ compensation claims, net of paid claims, which is included in accrued workers’ compensation costs in the Company’s consolidated balance sheet. Workers’ compensation cost estimates are discounted at 2%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s consolidated statements of operations.

3. Operations Held for Sale

          During the first quarter of 2002, the Company purchased substantially all of the assets of Virtual Growth, Inc. (“VGI”) through bankruptcy proceedings for a total cost of $1.6 million. The Company established a subsidiary, Administaff Financial Management Services, Inc. (“FMS”), to provide outsourced accounting and bookkeeping services using the assets acquired from VGI. In January 2003, the Company committed to a plan to sell FMS and initiated a program to market the division and locate a buyer. As a result, FMS operating results have been included in discontinued operations in the accompanying consolidated statements of operations. In the third quarter of 2003 the Company recorded an after-tax impairment charge of $700,000 related to the write down of assets of FMS to their estimated fair market value less selling costs.

As of September 30, 2003, the net assets of FMS held for sale were as follows:

Property and equipment, net	$179
Accrued liabilities	103

Net assets held for sale	$76

4. Stockholders’ Equity

          On February 25, 2003, the Company repurchased 1,286,252 shares of common stock from American Express at $6 per share.

          The Company’s Board of Directors has authorized the repurchase of up to 6,000,000 shares of the Company’s outstanding common stock. As of September 30, 2003, the Company has repurchased 5,341,523 shares under this authorization at a total cost of approximately $65.6 million, including the 1,286,252 shares repurchased from American Express.

5. Net Income (Loss) Per Share

          The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic net income (loss) per share – weighted average shares outstanding	26,626	27,828	26,874	27,893
Effect of dilutive securities:
Common stock options – treasury stock method	525	—	316	—

Diluted net income (loss) per share – weighted average shares outstanding plus effect of dilutive securities	27,151	27,828	27,190	27,893

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	5,407	7,287	6,105	7,179

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

Aetna Healthcare Litigation

          On November 5, 2001, the Company filed a lawsuit against Aetna Life Insurance Company (“Aetna”). The Company alleged, among other things, that during the third quarter of 2001, Aetna breached its contract with the Company by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract, and that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. Aetna filed a counterclaim alleging, among other things, that the Company breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. Certain other claims made by the parties were dismissed on motions for summary judgment prior to the trial.

          On October 30, 2003, a jury returned a verdict in favor of the Company, awarding the Company $15.5 million in compensatory damages. The following findings were included in the jury’s verdict:

1.	Aetna breached an agreement with Administaff by failing to use the care and diligence of a reasonably prudent financial accounting manager when providing Administaff financial reports concerning the Administaff health plan.

2.	Aetna breached an agreement with Administaff by imposing rate increases contrary to the agreed upon two-quarter waiting period.

3.	Aetna breached an agreement with Administaff in September of 2001 by threatening to terminate Administaff’s health insurance coverage unless Administaff agreed to pay retroactive and immediate rate increases.

4.	Administaff did not make a negligent misrepresentation to Aetna.

5.	Administaff did not orally agree to pay Aetna the accumulated health plan deficit, if any.

          Administaff has filed a motion requesting the Court to enter judgment in the amount of $18.4 million, which includes a request for applicable interest. The verdict is subject to entry of a final judgment, post-judgment motions and appeal; therefore, the damages awarded to the Company have not been recorded in the Company’s consolidated balance sheet or statement of operations. While the Company cannot predict the ultimate outcome or the timing of a resolution of this lawsuit or the appeal, if any, the Company plans to continue to vigorously pursue its case and defend the counterclaims. However, an adverse ultimate outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

          The Company has a fiduciary liability insurance policy (“the policy”) issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The policy provides for the reimbursement of defense related legal fees and costs (“defense costs”) associated with the Aetna counterclaim. Through September 30, 2003, the Company had submitted claims for approximately $4.2 million in defense costs to National Union for reimbursement, of which National Union had reimbursed the Company $200,000 As a result, the Company filed a lawsuit against National Union requesting the court to determine National Union’s obligations to reimburse the Company for defense costs. On October 30, 2003, the Company agreed to settle its claims against National Union and another insurance carrier for reimbursement of defense-related legal fees and costs associated with the Aetna counterclaim.

The settlement provides for the insurers to pay Administaff an additional $2 million, subject to the execution of standard settlement documents.

Reliance National Indemnity Co. Bankruptcy Liquidation

          In October 2001, Reliance National Indemnity Co. (“Reliance”), a former workers’ compensation insurance carrier of the Company, was forced into bankruptcy liquidation. At September 30, 2003, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $7.2 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under policies with the liquidated insurance carrier to the Company. In Texas, the Company disputes the right of the guaranty association to be reimbursed for such claims. The Company initially secured $1.8 million in insurance coverage to cover potential claims returned to the Company related to its Reliance policies. As of September 30, 2003, the Company had $1.3 million in insurance coverage remaining.

          On August 1, 2003, the Company filed a lawsuit against the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) seeking a declaratory judgment that the Company is not required to reimburse TPCIGA for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. On August 15, 2003, TPCIGA filed its answer denying the claims asserted by the Company as well as filing a counterclaim that TPCIGA is entitled to full reimbursement from the Company for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any probable losses. It is possible that such losses could exceed the Company’s insurance coverage limit resulting in an increase to workers’ compensation expense, which would reduce net income.

State Unemployment Taxes

          In January 2002, as a result of a corporate restructuring plan, Administaff filed for a partial transfer of compensation experience used to determine unemployment tax rates with the state of Texas. On October 30, 2002, the Texas Workforce Commission (“TWC”) approved Administaff’s application for a partial transfer of compensation experience.

          Pending computation of the Company’s Texas unemployment tax rate, in 2002 the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. In September 2003, the Company received its final 2002 and 2003 unemployment tax rates from the TWC. The impact of the final rates resulted in a $3.9 million reduction in payroll tax expense in the third quarter of 2003 and a $5.3 million state unemployment tax prepayment balance as of September 30, 2003. During 2003, the Company offset its unemployment tax liabilities, as incurred, against its prepayment balance and currently intends to continue to apply this prepayment balance to satisfy future state unemployment tax liabilities, up to $5.3 million, as incurred.

Class Action Litigation

          On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. Those lawsuits generally allege that the Company and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (i) the Company’s pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (ii) the matching of price and cost for health insurance on new and renewing client contracts; and (iii) the Company’s former method of reporting worksite employee payroll costs as revenue. The complaints seek unspecified damages, among other remedies. The Company believes these claims are without merit and intends to vigorously defend this litigation, which is in its preliminary stages. A motion has been filed to consolidate the seven lawsuits into one action and for the appointment of lead plaintiff and lead counsel. The court has not yet ruled on the pending motion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the 2002 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to health and workers’ compensation insurance claims experience, state unemployment taxes, client bad debts, income taxes, and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

To conform to the net method, the Company reclassified worksite employee payroll costs of $998 million and $2.907 billion for the three months and nine months ended September 30, 2002, respectively, from direct costs to an offset of revenues. This reclassification had no effect on gross profit, operating income (loss), or net income (loss).

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

•	Benefits costs – The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for an accumulated deficit in the plan, only up to the amount of the Company’s then-outstanding security deposit with United. As of September 30, 2003, the Company’s security deposit totaled $25 million. In January 2004, the security deposit will be reduced to $17.5 million, at which time the $7.5 million security deposit reduction, plus accrued interest, is to be returned to the Company. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model, under which the Company must estimate its incurred but not reported (“IBNR”) claims at the end of each accounting period. The cost of the United plan includes the estimated IBNR claims, paid claims, taxes and administrative fees (collectively the “Plan Costs”). If the Plan Costs are greater than the premiums paid to United, an accumulated deficit in the plan is incurred and the Company accrues a current liability on its balance sheet up to the amount of the security deposit. On the other hand, if the estimated Plan Costs are less than the premiums paid to United, an accumulated surplus in the plan is incurred and the Company records this surplus as a current asset. As of September 30, 2003, the Company has estimated the IBNR component at approximately $33.2 million.

During the nine months ended September 30, 2003, the premiums paid to United exceeded the Plan Costs by approximately $12.0 million, resulting in an accumulated surplus from the inception of the plan of approximately $9.6 million, which is included in pre-paid insurance in the Company’s consolidated balance sheet. For the nine months ended September 30, 2003, the Company’s total United Plan costs were approximately $216.2 million.

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

Pending computation of the Company’s Texas unemployment tax rate in 2002, the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. In September 2003, the Company received its final 2002 and 2003 unemployment tax rates from the TWC. The impact of the final rates resulted in a $3.9 million reduction in payroll tax expense in the third quarter of 2003 and a $5.3 million state unemployment tax prepayment balance as of September 30, 2003. During 2003, the Company offset its unemployment tax liabilities, as incurred, against its prepayment balance and currently intends to apply this prepayment balance to satisfy future state unemployment tax liabilities, up to $5.3 million, as incurred.

•	Workers’ compensation costs – The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 (“2003 Policy”) was a guaranteed-cost policy under which premiums were paid for full-insurance coverage of all claims incurred during the policy period. This policy also contained a dividend feature for each policy year, under which the Company was entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for the policy year were less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimated the amount of refund, if any, that had been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. If the Company’s estimates were to indicate that an additional dividend had been earned, the Company would record a receivable for the amount of that dividend and decrease its workers’ compensation insurance expense, which would increase net income in the period that such determination was made. On the other hand, if the Company’s estimates were to indicate that the amount of any recorded dividend receivable had been reduced due to greater than anticipated claim developments, the Company would

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

On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). The Company also established a wholly-owned captive insurance subsidiary (the “Captive”) that has reinsured AIG for the first $1 million layer per occurrence for the workers’ compensation and employers’ liability policies issued by AIG to the Company. All claims in excess of the first $1 million layer per occurrence are the responsibility of AIG. The 2004 Policy is a fully insured policy whereby AIG has the ultimate responsibility to pay all claims incurred under the policy in the event the Captive fails to satisfy the reinsurance claims with AIG. Accordingly, the 2004 Policy stipulates that the Captive provide initial collateral of $10 million at the policy inception and an additional $3.03 million to be paid in three equal installments of $839,000 in December 2003, March 2004 and June 2004 with a final installment of $513,197 which is to be paid in September 2004. AIG’s monthly reinsurance premiums owed to the Captive by AIG are retained and held by AIG in a restricted cash account under AIG’s Reinsurance Captive Asset Management Program (“RCAMP”), which is used to secure the Captive’s reinsurance obligations. As of September 30, 2003, the total collateral and restricted cash held in the RCAMP by AIG was $13.8 million, of which $1.5 million is included in restricted cash and $12.3 million is included in deposits in the Company’s consolidated balance sheet.

The Company treats the Captive as an insurance company for federal income tax purposes, including the preparing and filing of the Company’s consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, the Company could be required to make accelerated income tax payments to the IRS that otherwise would have been deferred until future periods. Such a determination would have no effect on the Company’s effective income tax rate.

The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. As of September 30, 2003, the Company has estimated and accrued $2.9 million in outstanding workers’ compensation claims, net of paid claims, which is included in accrued workers’

compensation costs in the Company’s consolidated balance sheet. Workers’ compensation cost estimates are discounted at 2%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s consolidated statements of operations.

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

of these efforts, losses related to customer nonpayment have historically been low as a percentage of revenues. However, if the financial condition of the Company’s customers were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Property and equipment – The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. In January 2003, the Company committed to a plan to sell Administaff Financial Management Services, Inc. (“FMS”) and initiated a program to market the division and locate a buyer. As a result, FMS is being reported as a discontinued operation in accordance with SFAS No. 144. In the third quarter of 2003, the Company recorded an after-tax impairment charge of $700,000 related to the write down of assets of FMS to their estimated fair market value less selling costs. As of September 30, 2003, the net book value of FMS was approximately $76,000. Failure to sell FMS at an amount at least equal to its net book value would result in the Company incurring and recording a loss on the disposal of FMS.

Results of Operations

          Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002.

          The following table presents certain information related to the Company’s results of operations for the three months ended September 30, 2003 and 2002.

	Three months ended
	September 30,
			%
	2003	2002	Change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.158 billion and $1.216 billion less worksite employee payroll cost of $940 million and $998 million, respectively)	$217,849	$218,069	(0.1)%
Gross profit	56,578	46,746	21.0%
Operating expenses	42,800	40,257	6.3%
Operating income	13,778	6,489	112.3%
Other income	69	223	(69.1)%
Net income from continuing operations	8,377	4,061	106.3%
Diluted net income from continuing operations per share of common stock	0.31	0.15	106.7%
Statistical Data:
Average number of worksite employees paid per month	74,281	79,812	(6.9)%
Revenues per worksite employee per month(1)	$978	$911	7.4%
Gross profit per worksite employee per month	254	195	30.3%
Operating expenses per worksite employee per month	192	168	14.3%
Operating income per worksite employee per month	62	27	129.6%
Net income from continuing operations per worksite employee per month	38	17	123.5%

(1)	Gross billings of $5,194 and $5,078 per worksite employee per month less payroll cost of $4,216 and $4,167 per worksite employee per month, respectively.

          Revenues

          The Company’s revenues for the three months ended September 30, 2003 decreased 0.1% over the same period in 2002 due to a 6.9% decrease in the average number of worksite employees paid per month, offset by a 7.4%, or $67, increase in revenues per worksite employee per month.

          The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2003, both paid worksite employees from new client sales and client retention declined as compared to the 2002 period. The net change in existing clients improved slightly over the 2002 period.

          By region, the Company’s revenue growth over the third quarter of 2002 and revenue distribution for the quarter ended September 30, 2003 were as follows:

	Three months ended September 30,			Three months ended September 30,

	2003	2002	% Change	2003	2002

	(in thousands)			(% of total revenues)
Northeast	$28,214	$26,246	7.5%	12.9%	12.1%
Southeast	23,730	23,557	0.7%	10.9%	10.8%
Central	32,641	31,684	3.0%	15.0%	14.5%
Southwest	85,197	93,353	(8.7)%	39.1%	42.8%
West	46,836	41,904	11.8%	21.5%	19.2%
Other revenue	1,231	1,325	(7.1)%	0.6%	0.6%

Total revenue	$217,849	$218,069	(0.1)%	100.0%	100.0%

          Gross Profit

          Gross profit for the third quarter of 2003 increased 21.0% to $56.6 million compared to the third quarter of 2002. Gross profit per worksite employee increased 30.3% to $254 per month in the 2003 period from $195 per month in the 2002 period. This increase was primarily the result of the $67 increase in revenue per worksite employee per month discussed above and a $30 per worksite employee per month decrease in payroll taxes, partially offset by increases of $22 in benefits cost and $16 in workers’ compensation costs. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs.

          While the Company’s revenues per worksite employee per month increased 7.4%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 1.1% to $724 per worksite employee per month in the third quarter of 2003 versus $716 in the third quarter of 2002.

•	Payroll tax costs – Payroll taxes decreased $30 per worksite employee per month compared to the third quarter of 2002. The overall cost of payroll taxes as a percentage of payroll cost decreased to 6.26% in the 2003 period from 7.05% in the 2002 period. The decrease was primarily the result of a $3.9 million, or $18 per worksite employee per month, reduction in state unemployment taxes due to the receipt of the Company’s final 2002 and 2003 unemployment tax rates from the Texas Workforce Commission during the third quarter of 2003. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 20 for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits decreased 1.4%, but increased $22 per worksite employee per month over the third quarter of 2002. This increase is due to a 9.1% increase in the cost per covered employee offset by a decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 69.9% in the 2003 period from 72.0% in the 2002 period. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 19 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased by $16 per worksite employee per month over the third quarter of 2002, and increased to 1.46% of payroll cost in the 2003 period from 1.10% in the 2002 period. During the three months ended September 30, 2003 the Company incurred approximately $600,000 in expense related to the early termination of its former workers’ compensation insurance contract. During the three months ended September 30, 2002, the Company recorded an estimated workers’ compensation dividend of $700,000 under the terms of the Company’s previous workers’ compensation contract. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 20 for a discussion of the Company’s accounting for workers’ compensation costs.

          Gross profit, measured as a percentage of revenue, increased to 26.0% in the 2003 period from 21.4% in the 2002 period.

          Operating Expenses

          The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2003 and 2002.

	Three months ended September 30,			Three months ended September 30,

	2003	2002	% change	2003	2002	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$19,974	$19,143	4.3%	$90	$80	12.5%
General and administrative expenses	12,613	11,164	13.0%	56	47	19.1%
Commissions	2,588	3,027	(14.5)%	12	13	(7.7)%
Advertising	2,297	1,575	45.8%	10	6	66.7%
Depreciation and amortization	5,328	5,348	(0.4)%	24	22	9.1%

Total operating expenses	$42,800	$40,257	6.3%	$192	$168	14.3%

          Operating expenses increased 6.3% over the third quarter of 2002 to $42.8 million. Operating expense per worksite employee increased to $192 per month in the 2003 period from $168 in the 2002 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 4.3%, or $10 per worksite employee per month, compared to the 2002 period, primarily due to the 6.9% reduction in the average number of worksite employees paid, along with an accrual relating to the Company’s 2003 incentive compensation plan, which is payable only upon the achievement of certain predetermined annual goals.

•	General and administrative expenses increased 13.0%, or $9 per worksite employee per month, compared to the third quarter of 2002. The increase resulted primarily from increases in legal costs associated with the lawsuit with Aetna, the Company’s former health insurance carrier, and the reduction in the average number of worksite employees paid in the 2003 period.

•	Commissions expense decreased 14.5%, or $1 per worksite employee per month, compared to the 2002 period, due to client terminations and the decline in paid worksite employees from new client sales in the 2003 period.

•	Advertising costs increased 45.8% or $4 per worksite employee per month compared to the third quarter of 2002, primarily due to the reduction in the average number of worksite employees paid in the 2003 period and increased marketing costs associated with the 2003 fall sales campaign.

•	Depreciation and amortization expense decreased 0.4%, but increased $2 per worksite employee per month, over the 2002 period as a result of the 6.9% reduction in the average number of worksite employees paid in the 2003 period.

          Other Income

          Other income decreased from $223,000 in the third quarter of 2002 to $69,000 in the 2003 period, primarily due to interest expense related to the Company’s long-term debt borrowings, offset by interest income on the Company’s security deposit with United.

          Income Tax Expense

          The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for both periods was 39.5%.

          Net Income from Continuing Operations

          Operating and net income from continuing operations per worksite employee per month was $62 and $38 in the 2003 period, versus $27 and $17 in the 2002 period.

          Net Loss from Discontinued Operations

          Net loss from discontinued operations was $901,000 in the third quarter of 2003 versus $282,000 in the 2002 period. During the third quarter of 2003, the Company recorded an after-tax impairment charge to discontinued operations of $700,000 related to the write down of assets of FMS to their estimated fair market value less selling costs.

          Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

          The following table presents certain information related to the Company’s results of operations for the nine months ended September 30, 2003 and 2002.

	Nine months ended
	September 30,
			%
	2003	2002	Change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.515 billion and $3.526 billion less worksite employee payroll cost of $2.852 billion and $2.907 billion, respectively)	$662,595	$618,993	7.0%
Gross profit	139,381	113,576	22.7%
Operating expenses	129,424	122,131	6.0%
Operating income (loss)	9,957	(8,555)	216.4%
Other income (expense)	(15)	1,661	100.9%
Net income (loss) from continuing operations	6,195	(4,171)	248.5%
Diluted net income (loss) from continuing operations per share of common stock	0.23	(0.15)	253.3%
Statistical Data:
Average number of worksite employees paid per month	75,270	76,592	(1.7)%
Revenues per worksite employee per month(1)	$978	$898	8.9%
Gross profit per worksite employee per month	206	165	24.8%
Operating expenses per worksite employee per month	191	177	7.9%
Operating income (loss) per worksite employee per month	15	(12)	225.0%
Net income (loss) from continuing operations per worksite employee per month	9	(6)	250.0%

(1)	Gross billings of $5,188 and $5,115 per worksite employee per month less payroll cost of $4,210 and $4,217 per worksite employee per month, respectively.

          Revenues

          The Company’s revenues for the nine months ended September 30, 2003 increased 7.0% over the same period in 2002 due to an 8.9% increase in revenues per worksite employee per month, offset by a 1.7% decrease in the average number of worksite employees paid per month.

          The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the nine months ended September 30, 2003, paid worksite employees from all three primary sources declined as compared to the 2002 period.

          The 8.9%, or $80 increase in revenues per worksite employee per month was primarily due to $76 per worksite employee per month in pricing increases on new and renewing clients over the last year. The remaining $4 per worksite employee per month was due to the accelerated collection of the payroll tax allocation component of the comprehensive service fee for those clients that were invoiced on the new billing system beginning January 1, 2003. This increase is consistent with the higher payroll tax costs typically incurred during the first nine months of the year.

          By region, the Company’s revenue growth over the first nine months of 2002 and revenue distribution for the nine months ended September 30, 2003 were as follows:

	Nine months ended September 30,			Nine months ended September 30,

	2003	2002	% Change	2003	2002

	(in thousands)			(% of total revenues)
Northeast	$86,424	$72,129	19.8%	13.0%	11.7%
Southeast	71,993	68,065	5.8%	10.9%	11.0%
Central	97,301	89,806	8.3%	14.7%	14.5%
Southwest	265,259	265,967	(0.3)%	40.0%	43.0%
West	138,370	118,395	16.9%	20.9%	19.1%
Other revenue	3,248	4,631	(29.9)%	0.5%	0.7%

Total revenue	$662,595	$618,993	7.0%	100.0%	100.0%

          Gross Profit

          Gross profit for the first nine months of 2003 increased 22.7% to $139.4 million compared to the first nine months of 2002. Gross profit per worksite employee increased 24.8% to $206 per month in the 2003 period from $165 per month in the 2002 period. This increase was primarily the result of the $80 increase in revenue per worksite employee per month discussed above and a $5 decrease in payroll taxes, partially offset by increases of $29 in benefits cost and $15 in workers’ compensation costs. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs.

          While the Company’s revenues per worksite employee per month increased 8.9%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.3% to $772 per worksite employee per month in the first nine months of 2003 versus $733 in the first nine months of 2002.

•	Payroll tax costs – Payroll taxes decreased $5 per worksite employee per month over the first nine months of 2002. The overall cost of payroll taxes as a percentage of payroll cost decreased to 7.52% in the 2003 period from 7.63% in the 2002 period. The decrease was primarily the result of a $3.9 million reduction in state unemployment taxes due to the receipt of the Company’s final 2002 and 2003 unemployment tax rates from the Texas Workforce Commission during the third quarter of 2003. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 20 for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased 6.2% or $29 per worksite employee per month over the first nine months of 2002. This increase is due to an 11.9% increase in the cost per covered employee offset by a decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 70.8% in the 2003 period from 73.2% in the 2002 period. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 19 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $15 on a per worksite employee per month basis over the first nine months of 2002, and increased to 1.47% of payroll cost in the 2003 period from 1.10% in the 2002 period. The primary cause of the increase was the $2.5 million charge in the second quarter of 2003 related to the workers’ compensation dividend as a result of the workers’ compensation carrier’s rating downgrades. Additionally, during the first nine months of 2003 the Company incurred approximately $2.0 million in workers’ compensation costs related to contract termination costs associated with the Company’s former policy and state surcharges relating to policies dating back to 1999, which were assessed by various states and passed through to the Company through its previous carrier. During the 2002 period, the Company recorded an estimated workers’ compensation dividend of $2.2 million under the terms of the Company’s previous workers’ compensation contract. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 20 for a discussion of the Company’s accounting for workers’ compensation costs.

                 Gross profit, measured as a percentage of revenue, increased to 21.0% in the 2003 period from 18.3% in the 2002 period.

          Operating Expenses

          The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2003 and 2002.

	Nine months ended September 30,			Nine months ended September 30,

	2003	2002	% change	2003	2002	% change

		(in thousands)		(per worksite employee per month)
Salaries, wages and payroll taxes	$60,921	$56,706	7.4%	$90	$82	9.8%
General and administrative expenses	38,037	35,891	6.0%	56	52	7.7%
Commissions	8,130	9,111	(10.8)%	12	13	(7.7)%
Advertising	6,294	4,864	29.4%	9	7	28.6%
Depreciation and amortization	16,042	15,559	3.1%	24	23	4.3%

Total operating expenses	$129,424	$122,131	6.0%	$191	$177	7.9%

          Operating expenses increased 6.0% over the first nine months of 2002 to $129.4 million. Operating expense per worksite employee increased to $191 per month in the 2003 period from $177 in the 2002 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 7.4%, or $8 per worksite employee per month, compared to the 2002 period, primarily due to an accrual relating to the Company’s 2003 incentive compensation plan, which is payable only upon the achievement of certain predetermined annual goals.

•	General and administrative expenses increased 6.0%, or $4 per worksite employee per month, compared to the first nine months of 2002. The increase resulted primarily from increases in legal costs associated with the lawsuit with Aetna, the Company’s former health insurance carrier.

•	Commissions expense decreased 10.8%, or $1 per worksite employee per month, compared to the 2002 period, due to client terminations and the decline in paid worksite employees from new client sales.

•	Advertising costs increased 29.4% or $2 per worksite employee per month, compared to the first nine months of 2002 primarily due to the national advertising campaign initiated in 2003.

•	Depreciation and amortization expense increased 3.1%, or $1 per worksite employee per month, over the 2002 period as a result of the increased capital assets placed in service in the last quarter of 2002. These capital assets consist primarily of the new corporate headquarters facilities.

          Other Income (Expense)

          Other income (expense) decreased from income of $1.7 million in the first nine months of 2002 to a net expense of $15,000 in the 2003 period. This decline is primarily due to interest expense related to the Company’s long-term debt borrowings and reduced interest income as a result of reduced levels of cash and marketable securities. Offsetting the decline in other income was a $457,000 gain related to proceeds from the sale of the Company’s investment in eProsper, Inc., which had been previously written off in 2002.

          Income Tax Expense (Benefit)

          The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. During periods of reported losses, the Company records an income tax benefit. The effective income tax rate decreased from 39.5% in the 2002 period to 37.7% in the 2003 period due to the additional benefit from the utilization of previously unrecognized capital loss carryforwards on the $457,000 gain from the sale of the Company’s investment in eProsper, Inc. in 2003.

          Net Income (Loss) from Continuing Operations

          Operating income and net income from continuing operations per worksite employee per month was $15 and $9 in the 2003 period, versus an operating loss and net loss from continuing operations per worksite employee per month of $12 and $6 in the 2002 period.

          Net Loss from Discontinued Operations

          Net loss from discontinued operations was $1.4 million in the nine months ended September 30, 2003 versus $918,000 in the 2002 period. During the third quarter of 2003, the Company recorded an after-tax impairment charge to discontinued operations of $700,000 related to the write down of assets of FMS to their estimated fair market value less selling costs.

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

          The Company has historically experienced significant increases in health insurance costs and may continue to experience significant increases in future periods. The Company’s pricing objectives attempt to maintain or improve gross profit per worksite employee per month by matching or exceeding changes in its primary direct costs with increases in its revenue per worksite employee. The Company has implemented pricing increases designed to match the anticipated health insurance cost increases. However, due to annual contract commitments, pricing for current customers can only be increased upon contract renewal. Changes in health insurance claim trends that underlie the Company’s direct costs could enhance or hinder the Company’s ability to meet its pricing objectives during 2003. Failure to achieve its pricing objectives could have a material adverse effect on the Company’s financial position.

          As of September 30, 2003, the Company has made cash security deposits totaling $25 million with its primary health insurance carrier, United. In January 2004, the security deposit will be reduced to $17.5 million, at which time the $7.5 million reduction, plus accrued interest, is to be returned to the Company. In the event of a default or termination of the Company’s contract with United or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the plan.

          On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). The Company also established a wholly-owned captive insurance subsidiary (the “Captive”) that has reinsured AIG for the first $1 million layer per occurrence for the workers’ compensation and employers’ liability policies issued by AIG to the Company. All claims in excess of the first $1 million layer per occurrence are the responsibility of AIG. The 2004 Policy is a fully insured policy whereby AIG has the ultimate responsibility to pay all claims incurred under the policy in the event the Captive fails to satisfy the reinsurance claims with AIG. Accordingly, the 2004 Policy stipulates that the Captive provide initial collateral of $10 million at the policy inception and an additional $3.03 million to be paid in three equal installments of $839,000 in December 2003, March 2004 and June 2004 with a final installment of $513,197 which is to be paid in September 2004. AIG’s monthly reinsurance premiums owed to the Captive by AIG are retained and held by AIG in a restricted cash account under AIG’s Reinsurance Captive Asset Management Program (“RCAMP”), which is used to secure the Captive’s reinsurance obligations. As of September 30, 2003, the total collateral and restricted cash held in the RCAMP by AIG was $13.8 million, of which $1.5 million is included in restricted cash and $12.3 million is included in deposits in the Company’s consolidated balance sheet.

          The Company treats the Captive as an insurance company for federal income tax purposes, including the preparing and filing of the Company’s consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, the Company could be required to make accelerated income tax payments to the IRS that otherwise would have been deferred until future periods. Such a determination would have no effect on the Company’s effective income tax rate.

          The Company had $72.3 million in cash and cash equivalents and marketable securities at September 30, 2003, of which approximately $27.9 million was payable in October 2003 for withheld federal and state income taxes, employment taxes and other payroll deductions. At September 30, 2003, the Company had working capital of $48.6 million compared to $42.5 million at December 31, 2002.

          Cash Flows From Operating Activities

          The $22.9 million increase in net cash flows from operating activities was primarily the result of changes in the Company’s operating asset and liability accounts and the increase in the Company’s net income for the first nine months of 2003 to $4.8 million as compared to the $5.1 million net loss incurred in the 2002 period.

          Cash Flows From Investing Activities

          The Company invested $8.0 million in marketable securities, net of maturities and dispositions, and approximately $5.9 million in capital expenditures, primarily related to computer hardware and software, during the 2003 period. In addition, the Company collected a $2.7 million note receivable and $645,000 from the sale of assets during the first nine months of 2003.

          Cash Flows From Financing Activities

          Cash flows used in financing activities primarily related to the repurchase of $8.2 million in treasury stock.

Other Matters

          Securities Class Action Suits

          On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. Those lawsuits generally allege that the Company and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (i) the Company’s pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (ii) the matching of price and cost for health insurance on new and renewing client contracts; and (iii) the Company’s former method of reporting worksite employee payroll costs as revenue. The Complaints seek unspecified damages, among other remedies. The Company believes these claims are without merit and intends to vigorously defend this litigation, which is in its preliminary stages. A motion has been filed to consolidate the seven lawsuits into one action and for the appointment of lead plaintiff and lead counsel. The court has not yet ruled on the pending motion.

          In October 2001, Reliance National Indemnity Co. (“Reliance”), a former workers’ compensation insurance carrier of the Company, was forced into bankruptcy liquidation. At September 30, 2003, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $7.2 million. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under policies with the liquidated insurance carrier to the Company. In Texas, the Company disputes the right of the guaranty association to be reimbursed for such claims. The Company initially secured $1.8 million in insurance coverage to cover potential claims returned to the Company related to its Reliance policies. As of September 30, 2003, the Company had $1.3 million in insurance coverage remaining.

          On August 1, 2003, the Company filed a lawsuit against the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) seeking a declaratory judgment that the Company is not required to reimburse TPCIGA for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. On August 15, 2003, TPCIGA filed its answer denying the claims asserted by the Company as well as filing a counterclaim that TPCIGA is entitled to full reimbursement from the Company for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. While the Company cannot predict the ultimate outcome or the timing of a resolution of this dispute or the related lawsuit and counterclaim, the Company plans to vigorously pursue its case. In addition, the Company believes, based on its analysis of applicable state provisions, that its insurance coverage will be adequate to cover any probable losses. It is possible that such losses could exceed the Company’s insurance coverage limit resulting in an increase to workers’ compensation expense, which would reduce net income.

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

          Effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients. For clients active on the new system in January of any year, the new system includes a feature that accelerates invoicing of the estimated payroll tax component of the comprehensive service fee to more closely reflect the pattern of incurred payroll tax costs.

Accordingly, the impact of new and renewing clients invoiced on the new billing system in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset of the Company’s historical earnings pattern in 2003. All clients will be invoiced by the new system by January 2004. For those clients active on the new system in January 2004, a complete offset of the Company’s earnings pattern is expected. However, new clients enrolling subsequent to January 2004 will be invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients.

          The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

          The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments, including, but not limited to the Company’s ability to comply with Revenue Procedure 2002-21, and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including, but not limited to, increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure, including the Company’s ability to maintain adequate financing for such projects; (v) the Company’s ability to effectively implement its 401(k) recordkeeping services; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing arrangements with American

Express and other companies; (vii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies; (viii) the Company’s liability for worksite employee payroll and benefits costs; and (ix) an adverse final judgment or settlement of claims against the Company. These factors are discussed in detail in the Company’s 2002 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 4. CONTROLS AND PROCEDURES.

          In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

          See Note 6 to financial statements, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated August 1, 2003, furnishing Items 7 and 12 for a press release announcing 2003 second quarter results.

Current Report on Form 8-K dated August 25, 2003, furnishing Items 7 and 9 for a press release announcing senior management changes.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 10, 2003	By:	/s/ Douglas S. Sharp

Douglas S. Sharp
Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)

INDEX TO EXHIBITS

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