Form 10-K
period 2003-12-31
ADMINISTAFF INC \DE\
filed 2004-02-25
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     As of February 18, 2004, 26,543,619 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the end of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2003 closing price of the common stock as reported by the New York Stock Exchange) was approximately $229 million.

     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 6, 2004, which the registrant intends to file within 120 days of the end of the fiscal year.

PART I

     This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects”, “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assume” and similar expressions. In the normal course of business, Administaff, Inc. (“Administaff” or the “Company”), in an effort to help keep its stockholders and the public informed about the Company’s operations may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. Administaff cautions you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this Annual Report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report, including, without limitation, factors discussed in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the factors discussed under the caption “Factors That May Affect Future Results and the Market Price of Common Stock,” beginning on page 38.

ITEM 1. BUSINESS.

General

     Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets. The Company was organized as a corporation in 1986 and has provided PEO services since inception. In 2003, the Company formed Administaff Retirement Services, LP, which currently performs recordkeeping services for defined contribution plans. In 2003, those services were limited to the Company’s 401(k) plan.

     The Company’s principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. The Company’s telephone number at that address is (281) 358-8986 and the Company’s website address is http://www.administaff.com. The Company’s stock is traded on the New York Stock Exchange under the symbol “ASF.” Periodic SEC filings, including the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the Company’s website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

     Administaff is a leading provider of PEO services, both in terms of the number of worksite employees and in terms of revenues. The Company, which serves client companies with worksite employees located throughout the United States, is currently executing a long-term national expansion strategy targeting approximately 90 sales offices located in 40 strategically selected markets. While addressing a price and cost mismatch in the benefits component of its business resulting from a breach of contract by a former health insurance carrier, the Company scaled back its expansion efforts from five new sales office openings in 2001 to two new sales offices in two new markets during 2002 and no new offices in 2003. While the Company is currently planning no new sales offices in 2004, it intends to resume its national expansion strategy in 2005, subsequent to the utilization of existing sales office capacity.

     The Company’s national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service capacity. During 2003, the Company continued to place human resources and client service personnel in its sales markets. As of December 31, 2003, the Company had four service centers, which when fully staffed will provide the capacity to serve approximately 160,000 worksite employees. In addition, the Company has human resources and client service personnel located in a majority of its 21 sales markets.

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

     A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. The Company and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry. Currently, 24 states have legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law. The Company has actively supported such regulatory efforts and is currently licensed or registered in 23 of these states, and anticipates completing registration in New York in 2004. The cost of compliance with these regulations is not material to the Company’s financial position or results of operations.

PEO Services

     The Company serves small and medium-sized business by providing its Personnel Management System, which encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and training and development services. The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client company are the following:

•	Internal Revenue Code (the “Code”)

•	Federal Income Contribution Act (FICA)

•	Federal Unemployment Tax Act (FUTA)

•	Fair Labor Standards Act (FLSA)

•	Employee Retirement Income Security Act, as amended (ERISA)

•	Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA)

•	Immigration Reform and Control Act (IRCA)

•	Title VII (Civil Rights Act of 1964)

•	Americans with Disabilities Act (ADA)

•	Age Discrimination in Employment Act (ADEA)

•	The Family and Medical Leave Act (FMLA)

•	Health Insurance Portability and Accountability Act (HIPAA)

•	Drug-Free Workplace Act

•	Occupational Safety and Health Act (OSHA)

•	Worker Adjustment and Retraining Notification Act (WARN)

•	Uniform Services Employment and Reemployment Rights Act (USERRA)

•	State unemployment and employment security laws

•	State workers’ compensation laws

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

     Benefit Plans Administration. The Company maintains several benefit plans including the following types of coverage: group health coverage, a dependent care spending account plan, an educational assistance program, an adoption assistance program, group term and universal life insurance coverage, accidental death and dismemberment insurance coverage, short-term and long-term disability insurance coverage and a 401(k) plan. The group health plan includes medical, dental, vision, a worklife program and a prescription drug program. All benefit plans are provided to applicable employees based on eligibility provisions specific to those plans. The Company is responsible for the costs and premiums associated with these plans, acts as plan sponsor and administrator of the plans, negotiates the terms and costs of the plans, maintains the plans in accordance with applicable federal and state regulations and serves as liaison for the delivery of such benefits to worksite employees. The Company believes that this variety and quality of benefit plans are generally not available to employees in its small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, the Company believes that the availability of these benefit plans provides its clients with a competitive advantage that small and medium-sized businesses are typically unable to attain.

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

     Employee Service CenterSM. The Employee Service Center (“ESC”) is the Company’s web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO services to the Company’s clients and worksite employees. The ESC provides a wide range of functionality, including:

•	WebPayrollSM for the submission and approval of payroll data;

•	Online new employee enrollment;

•	Client-specific payroll information and reports;

•	Employee information, including online check stubs and pay history reports;

•	Online human resources forms;

•	Best practices human resource management process maps and process overviews;

•	An online personnel guide;

•	e-Learning web-based training;

•	Links to benefits providers and other key vendors; and

•	Frequently asked questions.

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

Client Service Agreement

     All clients enter into Administaff’s Client Service Agreement (“CSA”). The CSA generally provides for an on-going relationship, subject to termination by the Company or the client upon 30 to 60 days written notice.

     The CSA establishes the Company’s comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect the Company’s costs. Prior to January 1, 2003, the Company’s comprehensive service fees were typically determined at the outset of the CSA, and remained relatively static throughout the contract year. If significant changes occurred during a contract year, the CSA specifically allows the Company to initiate a manual process to review that specific client’s pricing and adjust it accordingly, based on the rates that had been in effect at the date of the original contract.

     As a result of modifications to the CSA, as described above, effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients ("New System"). For clients active on the New System in January of any year, the system includes a feature that accelerates invoicing of the estimated payroll tax component of the comprehensive service fee to more closely reflect the pattern of estimated incurred payroll tax costs. Accordingly, the impact of new and renewing clients invoiced on the New System in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset in 2003 of the Company’s historical earnings pattern of losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. Substantially all clients were billed using the New System in January 2004. For those clients active on the New System in January 2004, a complete offset of the Company’s earnings pattern is expected. However, new clients enrolling subsequent to January 2004 will be invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients.

     The CSA also establishes the division of responsibilities between the Company and the client as co-employers. Pursuant to the CSA, the Company is responsible for personnel administration and is liable for certain employment-related government regulation. In addition, the Company assumes liability for payment of salaries and wages (as well as related payroll taxes) of its worksite employees and responsibility for providing specified employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of the Company’s employment relationship with each of its worksite employees, the Company is liable for payment of salary and wages of the worksite employees and is responsible for providing specified employee benefits to such persons, regardless of whether the client company pays the associated comprehensive service fee. The client retains the employees’ services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond the Company’s ability to assume. A third group of responsibilities and liabilities are shared by the Company and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:

Administaff

•	Payment of wages and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment);

•	Workers’ compensation compliance, procurement, management and reporting;

•	Compliance with COBRA, HIPAA and ERISA (for employee benefit plans sponsored by Administaff only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

•	Employee benefits administration.

Client

•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;

•	Assignment to, and ownership of, all client intellectual property rights;

•	Compliance with OSHA regulations, EPA regulations, FLSA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

•	Professional licensing requirements, fidelity bonding and professional liability insurance;

•	Products produced and/or services provided; and

•	HIPAA and ERISA compliance for client-sponsored benefit plans.

Joint

•	Implementation of policies and practices relating to the employee/employer relationship; and

•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

     Because the Company is a co-employer with the client company for some purposes, it is possible that the Company could incur liability for violations of such laws, even if it is not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify the Company for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that the Company could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. The Company maintains certain general insurance coverages (including coverages for its clients) to manage its exposure for these types of claims, and as a result, the costs in excess of insurance premiums incurred by the Company with respect to this exposure have historically been insignificant to the Company’s operating results.

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

Customers

     Administaff provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community. The Company targets successful small businesses with five to 500 employees, who perceive an advantage in the strategic use of high-performance human resource practices. The Company has set a long-term goal to serve approximately 10% of the overall small and medium sized business community. Administaff serves client companies and worksite employees located throughout the United States. For the year ended December 31, 2003, Houston, the Company’s original market, accounted for approximately 22% of the Company’s revenues with other Texas markets contributing an additional 18%. By region, the Company’s revenue growth over 2002 and revenue distribution for the year ended December 31, 2003 were as follows:

		% of
	Revenue	Total
	Growth	Revenues

Northeast	14.6%	13.0%
Southeast	3.0%	10.7%
Central	6.1%	14.7%
Southwest	(1.5)%	39.8%
West	14.5%	21.1%
Other revenue	(3.8)%	0.7%

     As part of its client selection strategy, the Company does not offer its services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, formerly known as Standard Industrial Classification codes, essentially eliminating certain industries that it believes present a higher employer risk such as employee injury, high turnover or litigation. All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resource practices. The Company’s client base is broadly distributed throughout a wide variety of industries including:

•	Finance, insurance and real estate – 16%;

•	Computer and information services – 13%;

•	Management, administration and consulting services – 12%;

•	Medical services – 10%;

•	Manufacturing – 9%;

•	Construction – 9%;

•	Wholesale trade – 8%;

•	Engineering, accounting and legal services – 7%;

•	Retail trade – 4%;

•	Transportation – 2%; and

•	Other – 10%.

     This diverse client base lowers the Company’s exposure to downturns or volatility in any particular industry. However, the Company’s performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

     The Company focuses heavily on client retention. Administaff’s client retention record over the last five years reflects that approximately 70% of Administaff’s clients remain for more than one year, and that the retention rate improves for clients who remain with Administaff for longer periods, up to approximately 81% for clients in their fifth year with Administaff. The resulting average retention rate over the last five years was 75%. During 2003, the Company’s retention rate declined to 70% due primarily to price increases charged to clients to offset higher benefits costs. See Item 7. “ – Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 22. Client attrition is attributable to a variety of factors, including (i) client non-renewal due to price factors; (ii) termination of the CSA by Administaff resulting from the client’s non-compliance or inability to make timely payments; (iii) competition from other PEOs or business services firms; and (iv) client business failure, sale, merger, or disposition.

Marketing and Sales

     As of December 31, 2003, the Company had 38 sales offices located in 21 markets. The Company’s long-term national expansion strategy targets approximately 90 sales offices in 40 strategically selected markets. The Company’s sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. The Company’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date

Houston	4	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	3	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	3	1995
Washington D.C.	2	1995
Denver	1	1996
Los Angeles	3	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	4	1998
New York	2	1999
Baltimore	1	2000
New Jersey	1	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	1	2002
Cleveland	1	2002

     The 40 markets included in the national expansion plan were identified using a systematic market evaluation and selection process. The Company continues to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria that the Company believes are reliable predictors of successful penetration based on its experience. Among the factors considered are (i) market size, in terms of small and medium-sized businesses engaged in selected industries that meet the Company’s risk profile; (ii) market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers; (iii) existing relationships within a given market, such as vendor or client relationships; (iv) expansion cost issues, such as advertising and overhead costs; (v) direct cost issues that bear on the Company’s effectiveness in controlling and managing the cost of its services, such as workers’ compensation and health insurance costs, unemployment risks and various legal and other factors; (vi) a comparison of the services offered by Administaff to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs; and (vii) long-term strategy issues, such as the general perception of markets and the Company’s estimate of the long-term revenue growth potential of the market. Each of the Company’s expansion markets, beginning with Dallas in 1993, was selected in this manner. The Company does not expect to open any additional sales offices in new or existing markets during 2004 and intends to resume its national expansion strategy in 2005.

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

     The Company’s organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet. These leads result in initial presentations to prospective clients, and, ultimately, a predictable number of client census reports. A prospective client’s census report reflects information gathered by the sales representative about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary and desired level of benefits. This information is entered into the Company’s customized bid system, which applies Administaff’s proprietary pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, the prospective client’s workers’ compensation, health insurance, employer practices and financial stability are evaluated from a risk management perspective. Upon completion of a favorable risk evaluation, the sales representative presents the Company’s bid and attempts to enroll the prospect. The Company’s selling process typically takes approximately 90 days.

     The Company has entered into a Marketing Agreement with American Express, under which American Express is utilizing its resources and working jointly with the Company to generate appointments with prospects for the Company’s services from the American Express customer base in certain markets. In addition, certain American Express services are included in the Company’s My MarketPlace offerings. The Company pays a commission to American Express based upon the number of worksite employees paid after being referred to the Company pursuant to the Marketing Agreement and the total number of worksite employees paid by the Company. In 2003, the Marketing Agreement produced 13.2% of the Company’s sales leads and 7.9% of new worksite employees sold. The Marketing Agreement expires at the end of 2005 for existing markets, but was extended until the end of 2006 for new markets opened after 2002 through 2005. The Company has also entered into marketing alliances with other companies that target small businesses, such as Pitney Bowes, MassMutual and Avaya.

Competition

     Administaff provides a value-added, full-service human resources solution that it believes is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by the Company’s commitment to service and technology personnel and tools, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2000 through 2002 annual NAPEO surveys of the PEO industry, the Company has successfully leveraged its full-service approach into significantly higher returns for the Company on a per worksite employee per month basis. During the three year period from 2000 through 2002, the Company’s staff support ratio averaged 47% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee both exceeded industry averages by 126%.

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

Vendor Relationships

     Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although the Company believes that any of its benefit contracts could be replaced if necessary, the Company considers two such contracts to be the most significant elements of the package of benefits provided to employees and the most difficult to replace.

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage and automatically renews on January 1 of each year, subject to cancellation by either party upon 180 days notice. For a discussion of the Company’s contract with United, see Item 7. “Critical Accounting Policies and Estimates - Benefits Costs” on page 25.

     The Company’s workers’ compensation policy (the “2004 Policy”) is currently provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. For additional discussion of the Company’s policy with AIG, see Item 7. “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26.

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

     Administaff Information Management System (“AIMS”), is the Company’s proprietary PEO information system and is in its fifth generation. This system manages data relating to worksite employee enrollment, human resource management, benefits administration, payroll processing, client billing and collection, management information, and sales bid calculations that are unique to the PEO industry and to Administaff. Central to the system is a payroll processing system that allows the Company to process a high volume of payroll transactions that meet the specific needs of its client companies.

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

     The Company has invested substantially in its technology and network infrastructure. Service centers, district sales offices and corporate offices are connected to the corporate data center by high-speed frame-relay and point-to-point network services provided by AT&T and MCI.

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

     Employee Benefit Plans

     The Company offers various employee benefits plans to eligible employees, including its worksite employees. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement (“CODA”) under Code Section 401(k) and an employer matching contribution feature under Code Section 401(m)) maintained in compliance with Revenue Procedure 2002-21 and 2003-86 (each of which is explained in more detail below); a cafeteria plan under Code Section 125; a group health plan which includes medical, dental, vision and worklife programs; a welfare benefits plan which includes life insurance and disability programs; a dependent care spending plan; an educational assistance program; and an adoption assistance program. Generally, employee benefit plans are subject to provisions of both the Code and ERISA.

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

     401(k) Plan. On April 24, 2002, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2002-21, and on November 11, 2003, issued Revenue Procedure 2003-86, each of which provided guidance for the operation of defined contribution plans maintained by PEOs that benefit worksite employees. Each applies to plans in existence on May 12, 2002 and their operation in plan years beginning after December 31, 2003.

     The Company elected to comply with the guidance by amending the terms of the Administaff 401(k) Plan to observe the qualification requirements of Code Section 413(c) for plan years beginning after December 31, 2003. Accordingly, beginning January 1, 2004, electing client companies shall be treated as adopting employers for plan qualification purposes under the Code. On December 31, 2003, participant account balances attributable to worksite employees associated with client companies who failed to: (i) agree to be treated as an adopting employer; or (ii) make another valid election in a timely manner, were transferred to the newly established Administaff Spinoff 401(k) Plan. Additionally, a small number of client companies chose to transfer attributable participant account balances to other 401(k) plans separately maintained by the clients companies pursuant to the guidance. The Administaff Spinoff 401(k) Plan was also terminated effective December 31, 2003 subject to IRS approval. Upon receipt of IRS approval, all remaining participant account balances in such plan will be distributed to the participants pursuant to the guidance. Compliance with Revenue Procedures 2002-21 and 2003-86 will require additional administrative compliance efforts, the cost of which is expected to be born by the plan and therefore is not expected to have a material adverse impact on the Company’s financial condition or results of operations.

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

     State Unemployment Taxes

     The Company records its state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, the Company estimates its expected SUI tax rate in those states for which tax rate notices have not yet been received.

     In January 2002, as a result of a 2001 corporate restructuring plan, the Company filed for a partial transfer of compensation experience with the state of Texas. On October 30, 2002, the Texas Workforce Commission (“TWC”) approved Administaff’s application for a partial transfer of compensation experience. Pending computation of the Company’s Texas unemployment tax rate in 2002, the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. In September 2003, the Company received its final 2002 and 2003 unemployment tax rates from the TWC. The impact of these lower final rates resulted in a $3.9 million reduction in payroll tax expense in the third quarter of 2003 and a state unemployment tax prepayment which the Company is utilizing to offset its future unemployment tax liabilities as incurred. The prepayment balance at December 31, 2003 was $5.1 million and is included as a component of other current assets in the Company’s Consolidated Balance Sheet.

     As a result of the 2001 corporate restructuring plan, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment from the EDD (the “Notice”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board to protest the Notice. Pending a resolution of its protest, the Company has accrued and recorded at the higher assessed rate for all of 2003. If the amount finally determined to be owed is higher or lower than the Company’s estimate, the Company would be required to recognize a corresponding reduction or increase in the accrued payroll tax liability as additional payroll tax expense or benefit in the period of such determination. For a discussion of the impact of rising unemployment tax rates on the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results and the Market Price of Common Stock – Increases in Unemployment Tax Rates” on page 40.

State Regulation

     While many states do not explicitly regulate PEOs, 24 states have regulations containing licensing, registration or certification requirements for PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. The Company holds licenses in Arkansas, Florida, Montana, New Hampshire, New Mexico, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Vermont. The Company is registered or certified in Colorado, Illinois, Kentucky, Louisiana, Maine, Minnesota, Nevada, New Jersey, North Carolina, Rhode Island, Utah and Virginia. The Company is applying for registration pursuant to a recently enacted registration statute in New York. Regardless of whether a state has licensing, registration or certification requirements, the Company must comply with a number of other state and local regulations that could impact its operations. In 1993, the Company was instrumental in obtaining enactment of PEO legislation in Texas, where it faced a number of challenges under state law, and believes that its prior experience with Texas regulatory authorities will be valuable in surmounting regulatory obstacles or challenges it may face in the future.

Corporate Office Employees

     The Company had approximately 1,350 corporate office and sales employees as of December 31, 2003. The Company believes that its relations with its corporate office and sales employees are good. None of the Company’s corporate office and sales employees are covered by a collective bargaining agreement.

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

Corporate Headquarters

     The Company’s corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility. This 28-acre Company-owned office campus includes approximately nine acres of undeveloped land for future expansion. All development and support operations are located in the Kingwood facility, along with the Company’s record retention center and primary data processing center. The Company’s corporate headquarters secures a $36 million mortgage on the property. For more information regarding the mortgage, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” on page 36.

Service Centers

     The Company currently has four service centers located in Atlanta, Dallas, Houston, and Los Angeles.

     The Atlanta service center, which currently services approximately 21% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2009, is designed to service approximately 40,000 worksite employees at full capacity.

     The Dallas service center, which currently services approximately 23% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility, which also serves as the Company’s backup data processing center and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees at full capacity.

     The Houston service center, which services approximately 29% of the Company’s worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2010, is designed to service approximately 40,000 worksite employees at full capacity.

     The Los Angeles service center, which currently services approximately 27% of the Company’s worksite employee base, is located in a 45,000 square foot leased facility. This facility, which is under lease until 2012, is designed to service approximately 40,000 worksite employees at full capacity.

Sales Offices

     As of December 31, 2003, the Company had sales and service personnel in 28 facilities located in its 21 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2003, the Company had 38 sales offices in these 21 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator. In addition, the Company has placed certain client service personnel in a majority of its sales markets to provide high-quality, localized service to its clients in those major markets. The Company expects to continue placing various client service personnel in its sales markets as a critical mass of clients is attained in each market.

ITEM 3. LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business that the Company believes would not have a material adverse effect on its financial condition or results of operations.

Aetna Healthcare Litigation

     On November 5, 2001, the Company filed a lawsuit in the United States District Court for the Southern District of Texas against Aetna Life Insurance Company (“Aetna”). The Company alleged, among other things, that during the third quarter of 2001, Aetna breached its contract with the Company by threatening, without any legal right, to terminate the Company’s health insurance plan if Administaff did not pay immediate and retroactive rate increases, even though Aetna had not provided at least two quarters advance notice as required under the contract, and that Aetna failed to properly administer the health plan and to produce timely and accurate reports regarding the health plan’s claims data and financial condition. Aetna filed a counterclaim alleging, among other things, that the Company breached its contractual obligations by failing to pay premiums owed to Aetna, and made material misrepresentations during its negotiations of rates with Aetna for the purpose of delaying rate increases while the Company sought a replacement health insurance carrier. Certain other claims made by the parties were dismissed on motions for summary judgment prior to the trial.

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

     On November 7, 2003, the court entered a final judgment in favor of Administaff in the amount of $15.5 million, with post judgment interest at a rate of 1.3% per annum. On December 10, 2003, the court granted Aetna’s motion to reduce the judgment to $10.6 million. The judgment is subject to post-judgment motions and appeal; therefore, the damages awarded to the Company have not been recorded in the Company’s consolidated balance sheet or statement of operations. Aetna has filed a notice of appeal, and the Company has filed the notice of cross-appeal. While the Company cannot predict the ultimate outcome or the timing of a resolution of this lawsuit or the appeal, the Company plans to continue to vigorously pursue its case and defend the counterclaims. However, an adverse ultimate outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

     The Company has a fiduciary liability insurance policy (“the policy”) issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The policy provides for the reimbursement of defense related legal fees and costs (“defense costs”) associated with the Aetna counterclaim. Through September 30, 2003, the Company had submitted claims for approximately $4.2 million in defense costs to National Union for reimbursement, of which National Union had reimbursed the Company only $200,000. As a result, the Company filed a lawsuit in the United States District Court for the Southern District of Texas against National Union requesting the court to determine National Union’s obligations to reimburse the Company for defense costs. During the fourth quarter of 2003, the Company settled its claims against National Union and another insurance carrier for reimbursement of defense-related legal fees and costs associated with the Aetna counterclaim. Pursuant to the settlement, the insurers paid Administaff an additional $2 million, which was recorded as an offset to general and administrative expense in 2003.

Reliance National Indemnity Co. Bankruptcy Liquidation and Related Litigation

     In October 2001, Reliance National Indemnity Co. (“Reliance”), a former workers’ compensation insurance carrier of the Company, was forced into bankruptcy liquidation. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under policies with the liquidated insurance carrier to the Company. In Texas, the Company disputed the right of the guaranty association to be reimbursed for such claims.

     On August 1, 2003, the Company filed a lawsuit in the 126th District Court of Travis County Texas against the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) seeking a declaratory judgment that the Company is not required to reimburse TPCIGA for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. On August 15, 2003, TPCIGA filed its answer, denying the claims asserted by the Company as well as filing a counterclaim that TPCIGA is entitled to full reimbursement from the Company for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. Administaff estimated that TPCIGA’s claim for reimbursement was approximately $6.8 million. During the fourth quarter of 2003, the Company paid $1.1 million to settle the lawsuit, including TPCIGA’s claim for reimbursement. The cost of the settlement has been reported as a component of workers’ compensation expense in the Company’s 2003 Consolidated Statements of Operations.

     The Company initially secured $1.8 million in insurance coverage to cover potential claims returned to the Company related to its Reliance policies. Administaff has submitted the TPCIGA settlement as a claim under the policy. Although the settlement is expected to be fully covered by its insurance policy, the Company has deferred recording the reimbursement until such reimbursement takes place. As of December 31, 2003, after deducting the TPCIGA settlement from the policy limits, there was $208,000 in coverage remaining on the policy. At December 31, 2003, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $329,000, which excludes the Texas claims resolved in the TPCIGA settlement. The Company has accrued and recorded its estimate of the outstanding claims in excess of the remaining insurance coverage as of December 31, 2003. It is possible that such losses could exceed the Company’s insurance coverage limit, resulting in an increase to workers’ compensation expense, which would reduce net income.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages (as of February 25, 2004) and positions of the Company’s executive officers:

Name	Age	Position
Paul J. Sarvadi	47	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	55	President
A. Steve Arizpe	46	Executive Vice President, Client Services and Chief Operating Officer
Jay E. Mincks	50	Executive Vice President, Sales and Marketing
John H. Spurgin, II	57	Senior Vice President, Legal, General Counsel and Secretary
Douglas S. Sharp	42	Vice President, Finance, Chief Financial Officer and Treasurer

     Paul J. Sarvadi has served as Chairman of the Board and Chief Executive Officer since August 2003. Mr. Sarvadi co-founded Administaff in 1986 and served as Vice President and Treasurer of the Company from its inception in 1986 through April 1987, as Vice President from April 1987 through 1989 and as President and Chief Executive Officer from 1989 to August 2003. Prior to founding Administaff, Mr. Sarvadi started and operated several small businesses. Mr. Sarvadi has served as President of NAPEO and was a member of its Board of Directors for five years. He also served as President of the Texas Chapter of NAPEO for three of the first four years of its existence. Mr. Sarvadi was selected as the 2001 National Ernst & Young Entrepreneur Of The Year® for service industries.

     Richard G. Rawson has served as President since August 2003. He served as Executive Vice President, Administration, Chief Financial Officer and Treasurer from February 1997 to August 2003. He joined Administaff in 1989 as Senior Vice President, Chief Financial Officer, and Treasurer. He previously served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries. Mr. Rawson has served as President, First Vice President, Second Vice President and Treasurer of NAPEO as well as Chairman of the NAPEO Accounting Practices Committee.

     A. Steve Arizpe has served as Executive Vice President, Client Services and Chief Operating Officer since August 2003. He joined Administaff in 1989 and has served in a variety of roles, including Houston Sales Manager, Regional Sales Manager, Vice President of Sales and Executive Vice President, Client Services. Prior to joining Administaff, Mr. Arizpe served in sales and sales management roles for two large corporations.

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

     John H. Spurgin, II has served as Senior Vice President, Legal, General Counsel and Secretary since August 2003. He joined Administaff in January 1997 as Vice President, Legal, General Counsel and Secretary. Prior to joining Administaff, Mr. Spurgin was a partner with the Austin office of McGinnis, Lochridge & Kilgore, L.L.P., where he served as Administaff’s outside counsel for nine years.

     Douglas S. Sharp has served as Vice President, Finance, Chief Financial Officer and Treasurer since August 2003. He joined Administaff in January 2000 as Vice President, Finance and Controller. From July 1994 until he joined Administaff, Mr. Sharp served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small publicly held company; as Controller for a large software company; and as an Audit Manager for Ernst & Young LLP. Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO since January 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

     The Company’s common stock is traded on the New York Stock Exchange under the symbol “ASF”. As of February 18, 2004, there were 195 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange composite transactional tape.

	High	Low
2003
First Quarter	$7.50	$4.42
Second Quarter	10.57	5.10
Third Quarter	13.31	8.53
Fourth Quarter	18.10	8.80

2002
First Quarter	$28.40	$20.40
Second Quarter	28.15	8.30
Third Quarter	10.51	1.99
Fourth Quarter	7.90	3.85

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

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 22.

	Year ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$891,721	$848,416	$720,219	$598,291	$373,512
Gross profit	197,967	165,790	165,015	138,534	89,528
Operating income	24,274	67	18,539	22,234	10,559
Net income (loss) from continuing operations	14,985	(2,921)	10,357	16,900	9,358
Net loss from discontinued operations	(2,121)	(1,160)	—	—	—

Net income (loss)	12,864	(4,081)	10,357	16,900	9,358
Diluted net income (loss) per share from continuing operations (2)	$0.55	$(0.11)	$0.36	$0.58	$0.34
Balance Sheet Data:
Working capital	$56,032	$41,238	$36,609	$51,179	$35,792
Total assets	348,071	315,164	274,003	242,817	147,698
Total debt	42,362	44,169	13,500	—	—
Total stockholders’ equity	122,634	116,349	122,935	105,510	80,468
Statistical Data:
Average number of worksite employees paid per month during period	75,036	77,334	69,480	62,140	42,479
Revenues per worksite employee per month (3)	$990	$914	$864	$802	$733
Gross profit per worksite employee per month	$220	$179	$198	$186	$176
Operating income per worksite employee per month	$27	$—	$22	$30	$21

(1)	Gross billings of $4.830 billion, $4.857 billion, $4.373 billion, $3.708 billion and $2.261 billion less worksite employee payroll cost of $3.938 billion, $4.009 billion, $3.653 billion, $3.110 billion and $1.887 billion, respectively.

(2)	Adjusted to reflect the two-for-one split of the common stock effected on October 16, 2000.

(3)	Gross billings of $5,364, $5,234, $5,245, $4,973 and $4,435 per worksite employee per month less payroll cost of $4,374, $4,320, $4,381, $4,171 and $3,702 per worksite employee per month, respectively.

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

     The statements contained in this Annual Report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 under “Factors that May Affect Future Results and the Market Price of Common Stock” on page 38 and the uncertainties set forth from time to time in the Company’s other public reports and filings and public statements.

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

     Administaff experienced a significant improvement in profitability in 2003 from just $67,000 of operating income in 2002 to over $24 million in 2003. The Company’s objective for 2003 was to return to a $20 to $30 range for operating income per worksite employee per month. Administaff’s 2003 results reflected $27 of operating income per worksite employee per month, at the high end of the Company’s targeted range. The Company also experienced a significant improvement in liquidity, ending 2003 with $56 million of working capital, a 36% increase over December 2002.

     During 2003, the Company achieved $220 in gross profit per worksite employee per month, a 23% increase over 2002, and resolved several significant issues resulting in improvement in managing its pricing and direct costs.

•	Administaff experienced a significant price and cost mismatch in the benefits component of its business in 2002 due to a sudden, significant step up in healthcare costs resulting from the breach of contract by the Company’s former health insurance carrier, Aetna Life Insurance Company. Not only did this have a significant negative impact on 2002 earnings, but was also the primary driver in the decline in paid worksite employees during the 2003 period, as the increased healthcare costs were passed on to renewing clients. These price increases, when combined with effective benefit plan design and client selection changes, resulted in the significant improvement in gross profit during 2003. Any price increases in the healthcare component of its business during 2004 are expected to be in line with, or slightly below the average national trend, which should improve the Company’s competitiveness in the marketplace.

•	The structural changes in the Company’s workers’ compensation program in 2003 included the formation of a captive insurance company and a $1 million per occurrence retention level. Under this program, actual workers’ compensation claim experience is the primary driver in reported costs. Accordingly, this allows for the recognition of favorable claim experience in the Company’s financial results as incurred. Under the Company’s previous fixed premium policy, Administaff earned dividends of $2.5 million in 2002 resulting from favorable claims experience. However, due to the financial instability of the previous carrier, the earned dividends were written off in 2003.

•	Administaff resolved its dispute with the Texas Workforce Commission concerning state unemployment taxes resulting in a $3.9 million reduction in payroll tax expense in 2003. Looking forward into 2004, as a result of deficiencies in various state unemployment funds, Administaff expects significant increases in state unemployment tax costs and has adjusted the Company’s pricing accordingly. If states were to implement retroactive cost increases, the Company’s financial results could be negatively impacted.

     Operating expenses increased by 4.8% in 2003 to $174 million and are expected to increase only slightly in 2004 over 2003, as Administaff plans to achieve unit growth with the Company’s existing infrastructure and operating expense levels. Capital expenditures in 2003 totaled $8.7 million, down from over $36 million in each of the two previous years when Administaff was investing heavily in the Company’s facility and technology infrastructure. Capital expenditures are expected to remain below $10 million in 2004.

     The Company experienced an improvement in sales and retention during the latter half of 2003, compared to that experienced earlier in the year, and expects continued improvement throughout 2004 based on its view of an improving economy and labor market.

     While Administaff has taken measures to mitigate risks in the Company’s benefits and workers’ compensation programs, including client risk assessment, safety management and claims management, a sudden and unexpected significant increase in claims could negatively impact the Company’s financial results, including sales and client retention levels and gross profit levels. As for execution risks for a service company, the challenge remains staffing appropriately to balance meeting and exceeding client expectations and controlling costs.

     Administaff’s long-term strategy continues to be aggregating the best small businesses in the United States on the common platform of the Company’s unique human resource service offering, and leverage the buying power to provide additional valuable services to clients and new income streams to Administaff.

     Revenues

     The Company accounts for its revenues in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

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

     Operating Expenses

•	Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation. The Company’s corporate employees primarily include sales and marketing, client services, benefits, legal, finance, technology development and administrative support personnel.

•	General and administrative expenses – The Company’s general and administrative expenses primarily include (i) rent expenses related to the Company’s service centers and sales offices; (ii) outside professional service fees related to legal, consulting and accounting services; (iii) administrative costs, such as postage and supplies; (iv) employee travel expenses; and (v) repairs and maintenance costs associated with the Company’s facilities and technology infrastructure.

•	Commissions – Commission expense primarily consists of amounts paid to sales personnel and to American Express. Commissions for sales personnel are based on a percentage of revenue generated by such personnel, while commissions are paid to American Express in accordance with its Marketing Agreement with the Company.

•	Advertising – Advertising expense primarily consists of media advertising and other business promotions in the Company’s current and anticipated sales markets. This expense is impacted to some degree by the number of new markets included in each year’s expansion plan.

•	Depreciation and amortization–- Depreciation and amortization expense is primarily a function of the Company’s capital investments in corporate facilities, service centers, sales offices and technology infrastructure.

     Income Taxes

     The Company’s provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes and non-deductible expenses. During 2002 and 2001, the Company also experienced an increase in its effective tax rate due to the write-offs associated with its investments in other companies. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation, software development costs and the Company’s workers’ compensation accruals. Changes in these items are reflected in the Company’s financial statements through the Company’s deferred income tax provision.

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

     The Company believes the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue and direct cost recognition – The Company accounts for its revenues in accordance with EITF 99-19. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s consolidated balance sheets.

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

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

•	Benefits costs – The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

Each reporting period, the Company records the costs of the United Plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated IBNR claims are based upon both (i) a recent average level of paid claims under the plan; and (ii) an estimated lag factor, to provide for those claims which have been incurred but not yet paid.

Under the terms of the contract, United establishes plan participant cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the year ended December 31, 2003, the cash funded to United exceeded the Plan Costs by approximately $12.3 million, resulting in an accumulated cash surplus from the inception of the plan of approximately $10.0 million, which is recorded as prepaid insurance on the Company’s Consolidated Balance Sheet.

As of December 31, 2003, the Company’s security deposit with United totaled $25 million. In January 2004, the security deposit was reduced to $17.5 million, at which time the $7.5 million security deposit reduction plus accrued interest was returned to the Company. Accordingly, as of December 31, 2003, the Company has recorded, on its Consolidated Balance Sheet, a long-term deposit of $17.5 million and prepaid insurance of $7.5 million relating to the portion returned to the Company in January 2004.

•	State unemployment taxes – The Company records its state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. The Company must estimate its expected SUI tax rate in those states for which tax rate notices have not yet been received. In determining these estimates, the Company takes into account the expected payroll levels and unemployment claim history for such states.

In January 2002, as a result of a 2001 corporate restructuring plan, the Company filed for a partial transfer of compensation experience with the state of Texas. On October 30, 2002, the Texas Workforce Commission (“TWC”) approved Administaff’s application for a partial transfer of compensation experience. Pending computation of the Company’s Texas unemployment tax rate in 2002, the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. In September 2003, the Company received its final 2002 and 2003 unemployment tax rates from the TWC. The impact of these lower final rates resulted in a $3.9 million reduction in payroll tax expense in the third quarter of 2003 and a state unemployment tax prepayment balance, which the Company is utilizing to offset its future unemployment tax liabilities as incurred. The prepayment balance at December 31, 2003 was $5.1 million.

As a result of the 2001 corporate restructuring, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment from the EDD (“the Notice”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board to protest the Notice. Pending a resolution of its protest, the Company has accrued and recorded at the higher assessed rate for all of 2003. If the amount finally determined to be owed is higher or lower than the Company’s estimate, the Company would be required to recognize a corresponding reduction or increase in the accrued payroll tax liability as additional payroll tax expense or benefit in the period of such determination.

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

On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities.

The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. As of December 31, 2003, the Company has estimated and accrued $12.0 million in incurred but not reported workers’ compensation claims, net of paid claims, which is included in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at 2%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

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

•	Property and equipment – The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. During 2003 the Company ceased operations of Administaff Financial Management Services, Inc. (“FMS”) and recorded an after-tax impairment charge of approximately $800,000 related to the write down of assets of FMS. As a result, FMS is being reported as a discontinued operation in accordance with SFAS No. 144.

New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntary termination of employees, and consolidating facilities initiated after December 31, 2002. SFAS 146, which requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred, was effective for the Company beginning January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Because the Company does not have any variable interest entities, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 , Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Transactions with Related and Other Certain Parties

     The Company does not have any transactions with related parties that are considered material to the Company’s results of operations and/or financial condition.

     During 2001 and 2002, American Express exercised common stock purchase warrants for 1,073,729 shares and 526,271 shares, respectively, of the Company’s common stock at exercise prices ranging from $20 to $25 per share. During 2003, the Company repurchased 1,286,252 shares of common stock from American Express in a private transaction for $7.7 million or $6.00 per share. As of December 31, 2003 the Company has repurchased 2,612,523 shares from American Express in private transactions at prices ranging from $6.00 to $27.02 per share.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

          The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2003 and 2002.

	Year ended December 31,

	2003	2002	% change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $4.830 billion and $4.857 billion less worksite employee payroll cost of $3.938 billion and $4.009 billion, respectively)	$891,721	$848,416	5.1%
Gross profit	197,967	165,790	19.4%
Operating expenses	173,693	165,723	4.8%
Operating income	24,274	67	36,129.9%
Other income (expense)	196	(1,747)	111.2%
Net income (loss) from continuing operations	14,985	(2,921)	613.0%
Diluted net income (loss) from continuing operations per share of common stock	0.55	(0.11)	600.0%

Statistical Data:
Average number of worksite employees paid per month	75,036	77,334	(3.0)%
Revenues per worksite employee per month (1)	$990	$914	8.3%
Gross profit per worksite employee per month	220	179	22.9%
Operating expenses per worksite employee per month	193	179	7.8%
Operating income per worksite employee per month	27	—	—
Net income (loss) from continuing operations per worksite employee per month	17	(3)	666.7%

(1)	Gross billings of $5,364 and $5,234 per worksite employee per month less payroll cost of $4,374 and $4,320 per worksite employee per month, respectively.

          Revenues

          The Company’s revenues, which represent gross billings net of worksite employee payroll cost, increased 5.1% over 2002 due to an 8.3% increase in revenues per worksite employee per month partially offset by a 3.0% decrease in the average number of worksite employees paid per month.

          The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. The 3.0% decrease in the average number of worksite employees paid per month during 2003 was primarily related to a decline in worksite employees from new client sales and lower levels of client retention.

          The 8.3% increase in revenues per worksite employee per month was primarily due to pricing increases in the markup portion of the Company’s gross billings and a 1.3% increase in the average worksite employee payroll cost per month. In 2003, worksite employee payroll cost per month increased as compared to the decrease experienced in 2002.

          The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2003 and 2002.

	Year ended December 31,			Year ended December 31,

	2003	2002	% change	2003	2002

	(in thousands)			(% of total revenue)
Northeast	$115,872	$101,097	14.6%	13.0%	11.9%
Southeast	95,293	92,480	3.0%	10.7%	10.9%
Central	131,416	123,901	6.1%	14.7%	14.6%
Southwest	355,283	360,622	(1.5)%	39.8%	42.5%
West	187,996	164,221	14.5%	21.1%	19.3%
Other revenues	5,861	6,095	(3.8)%	0.7%	0.8%

Total revenues	$891,721	$848,416	5.1%	100.0%	100.0%

          Gross Profit

          Gross profit increased 19.4% to $198 million compared to 2002. Gross profit per worksite employee increased 22.9% to $220 per month in 2003 versus $179 in 2002. This increase was primarily the result of pricing increases exceeding increases in direct costs. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs.

          While the Company’s revenues per worksite employee per month increased 8.3%, the Company’s direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.6% to $770 per worksite employee per month in 2003 versus $736 in 2002. The primary direct cost components changed as follows:

•	Payroll tax costs – Payroll taxes increased $3 per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased to 7.23% in 2003 from 7.25% in 2002. During 2003, the Company recorded a $3.9 million reduction in payroll taxes due to the receipt of the Company’s final 2002 and 2003 unemployment tax rates from the Texas Workforce Commission. In addition, the Company accrued $5.6 million in additional payroll taxes in 2003 related to an unemployment tax assessment from the Employment Development Department of the State of California. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 26 for a detailed discussion of the Company’s accounting for payroll taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $17 per worksite employee per month over 2002, due to a 8.1% increase in the cost per covered employee and a decrease in the percentage of worksite employees covered under the Company’s health insurance plan to 70.7% in 2003 versus 73.0% in 2002. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 25 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $14 per worksite employee per month, and increased to 1.43% of payroll cost in 2003 from 1.12% in 2002. The primary cause of the increase was a $2.5 million charge in 2003 related to the write-off of the workers’ compensation dividend, earned and initially recorded in 2002, as a result of the workers’ compensation carrier’s rating downgrades. Additionally, during 2003 the Company incurred approximately $2.0 million in workers’ compensation costs related to contract termination costs associated with the Company’s former policy and state surcharges relating to policies dating back to 1999, which were assessed by various states and passed through to the Company through its previous carrier. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of the Company’s accounting for workers’ compensation costs.

          Gross profit, measured as a percentage of revenues, increased to 22.2% in 2003 from 19.5% in 2002.

     Operating Expenses

          The following table presents certain information related to the Company’s operating expenses for the years ended December 31, 2003 and 2002.

	Year ended December 31,			Year ended December 31,

	2003	2002	% change	2003	2002	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$83,195	$74,989	10.9%	92	81	13.6%
General and administrative expenses	50,502	50,172	0.7%	56	54	3.7%
Commissions	10,656	12,127	(12.1)%	12	13	(7.7)%
Advertising	8,581	7,138	20.2%	10	8	25.0%
Depreciation and amortization	20,759	21,297	(2.5)%	23	23	—

Total operating expenses	$173,693	$165,723	4.8%	193	179	7.8%

          Operating expenses increased 4.8% to $173.7 million. Operating expenses per worksite employee per month increased 7.8% to $193 in 2003 versus $179 in 2002. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 10.9%, or $11 per worksite employee per month. The increase is primarily due to an accrual related to the Company’s 2003 incentive compensation plan and the increased compensation costs to staff the new retirement services business. The average number of corporate employees during 2003 remained flat as compared to the 2002 average. The average base pay of corporate employees during 2003 increased 3.2%.

•	General and administrative expenses increased 0.7%, or $2 per worksite employee per month compared to 2002.

•	Commissions expense decreased 12.1% or $1 per worksite employee per month compared to 2002 due to the decline in paid worksite employees in 2003 as compared to 2002.

•	Advertising costs increased 20.2% or $2 per worksite employee as compared to 2002 due to increased marketing efforts focused on lead generation.

•	Depreciation and amortization expense decreased 2.5% and remained constant on a per worksite employee basis versus 2002 as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2003 capital additions.

          Other Income (Expense)

          Other income (expense) improved from net expense of $1.7 million in 2002 to net other income of $196,000 in 2003, primarily due to the Company recording a write-off of its investment in eProsper of $3.1 million in 2002.

          Income Tax Expense

          During 2003, the Company incurred federal and state income tax expense from continuing operations of $9.5 million on pre-tax income of $24.5 million. The Company’s effective income tax provision differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

          Net Income (Loss) From Continuing Operations

          Net income from continuing operations for 2003 was $15.0 million, or $0.55 per diluted share, compared to a net loss of $2.9 million, or $0.11 per diluted share in 2002. On a per worksite employee per month basis, net income increased 666.7% to $17 in 2003 versus a net loss of $3 in 2002.

          Discontinued Operations

          During 2003 the Company incurred a net loss from its discontinued operations, Administaff Financial Management Services, of $2.1 million versus $1.2 million in 2002. During 2003, the Company ceased operations of FMS and incurred after-tax impairment charges of $800,000 related to the write-off of the assets of FMS.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

          The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2002 and 2001.

	Year ended December 31,

	2002	2001	% change

	(in thousands, except per share and statistical data)
Revenues (gross billings of $4.857 billion and $4.373 billion less worksite employee payroll cost of $4.009 billion and $3.653 billion, respectively)	$848,416	$720,219	17.8%
Gross profit	165,790	165,015	0.5%
Operating expenses	165,723	146,476	13.1%
Operating income	67	18,539	(99.6)%
Other income (expense)	(1,747)	848	(306.0)%
Net income (loss)	(2,921)	10,357	(128.2)%
Diluted net income (loss) from continuing operations per share of common stock	(0.11)	0.36	(130.6)%

Statistical Data:
Average number of worksite employees paid per month	77,334	69,480	11.3%
Revenues per worksite employee per month (1)	$914	$864	5.8%
Gross profit per worksite employee per month	179	198	(9.6)%
Operating expenses per worksite employee per month	179	176	1.7%
Operating income per worksite employee per month	—	22	—
Net income (loss) from continuing operations per worksite employee per month	(3)	12	(125.0)%

(1)	Gross billings of $5,234 and $5,245 per worksite employee per month less payroll cost of $4,320 and $4,381 per worksite employee per month, respectively.

          Revenues

          The Company’s revenues, which represent gross billings net of worksite employee payroll cost, increased 17.8% over 2001 due to a 11.3% increase in the average number of worksite employees paid per month combined with a 5.8% increase in revenues per worksite employee per month.

          The 11.3% increase in the average number of worksite employees paid per month during 2002 was directly related to improvements in all three of the Company’s sources of paid worksite employees as compared to 2001- new client sales, client retention, and net change in existing clients through new hires and terminations. New client sales improved over 2001 as the average number of trained sales representatives increased during 2002. While client retention percentages remained relatively constant during 2001 and 2002, there were fewer worksite employees associated with terminated clients during 2002 as compared to 2001. The net change in existing clients was impacted as terminations in the existing client base exceeded new hires during 2002; however, at levels lower than those experienced during 2001.The 5.8% increase in revenues per worksite employee per month was primarily due to pricing increases in the markup portion of the Company’s gross billings, partially offset by a 1.4% decrease in the average worksite employee payroll cost per month. In 2002, worksite employee payroll cost per month decreased as compared to the increase experienced in 2001. This decrease was primarily due to weakness in U.S. economic conditions which resulted in lower compensation increases and a reduction in the payroll cost for new and replacement worksite employees within the Company’s existing client base.

          The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2002 and 2001.

	Year ended December 31,			Year ended December 31,

	2002	2001	% change	2002	2001

	(in thousands)			(% of total revenue)
Northeast	$101,097	$74,900	35.0%	11.9%	10.4%
Southeast	92,480	73,267	26.2%	10.9%	10.2%
Central	123,901	96,528	28.4%	14.6%	13.4%
Southwest	360,622	337,725	6.8%	42.5%	46.9%
West	164,221	130,958	25.4%	19.3%	18.2%
Other revenues	6,095	6,841	(10.9)%	0.8%	0.9%

Total revenues	$848,416	$720,219	17.8%	100.0%	100.0%

          Gross Profit

          Gross profit increased 0.5% to $165.8 million compared to 2001. Gross profit per worksite employee decreased 9.6% to $179 per month in 2002 versus $198 in 2001. This decline was primarily the result of an increase of $67 in benefits cost per worksite employee per month, partially offset by a $50 increase in revenue per worksite employee per month. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs. The Company has implemented pricing increases designed to match the anticipated health insurance costs increases. However, during 2002, the Company was unable to immediately pass certain benefit cost increases through to most of its clients due to annual contract commitments. See Item 3. Legal Proceedings on page 16 for a discussion of the health insurance rate increase dispute.

          While the Company’s revenues per worksite employee per month increased 5.8%, the Company’s direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 10.5% to $736 per worksite employee per month in 2002 versus $666 in 2001. The primary components changed as follows:

•	Payroll tax costs – Payroll taxes decreased $3 per worksite employee per month, primarily due to the decreased average payroll cost per worksite employee. Payroll taxes as a percentage of payroll cost increased to 7.25% in 2002 from 7.20% in 2001. The Company estimated and recorded its state unemployment tax expense during 2002 using tax rates in certain states, including Texas, that were based on its expectation that its application for a partial transfer of compensation experience resulting from its corporate restructuring would be approved. In 2002 the Company received a determination from the TWC that its partial transfer application was approved. However, the Company did not receive its final official tax rates, as determined by the TWC, until 2003. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 26 for a detailed discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased $67 per worksite employee per month over 2001, due to a 20.8% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under the Company’s health insurance plan to 73.0% in 2002 versus

72.0% in 2001. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 25 for a discussion of the Company’s accounting for health insurance costs. The 2001 benefits expense includes the impact of the disputed health insurance rate increases by Aetna of approximately $12.7 million. See Item 3. Legal Proceedings on page 16 for a discussion of the health insurance rate increase dispute.

•	Workers’ compensation costs – Workers’ compensation costs increased $6 per worksite employee per month, and increased to 1.12% of payroll cost in 2002 from 0.98% in 2001. The Company’s 2001 workers’ compensation costs included the receipt of a $6.6 million credit related to the policy ended September 30, 2001. During 2002, the Company recorded an estimated dividend receivable of $2.5 million under the policy’s dividend feature. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of the Company’s accounting for workers’ compensation costs.

          Gross profit, measured as a percentage of revenues, decreased to 19.5% in 2002 from 22.9% in 2001.

     Operating Expenses

          The following table presents certain information related to the Company’s operating expenses for the years ended December 31, 2002 and 2001.

	Year ended December 31,			Year ended December 31,

	2002	2001	% change	2002	2001	% change

	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$74,989	$67,761	10.7%	$81	$81	—
General and administrative expenses	50,172	44,569	12.6%	54	54	—
Commissions	12,127	11,173	8.5%	13	14	(7.1)%
Advertising	7,138	6,092	17.2%	8	7	14.3%
Depreciation and amortization	21,297	16,881	26.2%	23	20	15.0%

Total operating expenses	$165,723	$146,476	13.1%	$179	$176	1.7%

          Operating expenses increased 13.1% to $165.7 million. Operating expenses per worksite employee per month increased 1.7% to $179 in 2002 versus $176 in 2001. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 10.7% and remained constant on a per worksite employee basis, primarily due to an 8.3% increase in corporate personnel and a 4.3% increase in the average base pay per corporate employee. The increase in corporate personnel was primarily composed of a 7.9% increase in sales personnel, a 2.8% increase in service personnel, a 36.2% increase in benefits personnel and a 6.7% increase in other corporate personnel.

•	General and administrative expenses increased 12.6% and remained constant on a per worksite employee basis compared to 2001. The increase resulted primarily from the increased legal expenses associated with the Company’s litigation with Aetna. See Item 3. Legal Proceedings on page 16.

•	Commissions expense increased 8.5%, but decreased $1 per worksite employee per month compared to 2001.

•	Advertising costs increased 17.2%, or $1 on a per worksite employee basis versus 2001.

•	Depreciation and amortization expense increased 26.2%, or $3 per worksite employee per month, over 2001 as a result of the increased capital assets placed into service in late 2001 and 2002. These capital assets included (i) the new corporate headquarters facilities, the Los Angeles Service Center and new sales offices; (ii) software development costs related to online enrollment, AIMS, the Company’s proprietary PEO information system, and the Employee Service Center, the Company’s web-based service delivery platform; (iii) computer software for various corporate needs; (iv) computer hardware to expand the Company’s existing information technology

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

          Income Tax Expense

          During 2002, the Company incurred federal and state income tax expense from continuing operations of $1.2 million on a pre-tax loss of $1.7 million. The Company’s effective income tax provision differed from US statutory rate of 35% primarily due to the valuation allowance for deferred tax assets related to the write-off of its investment in eProsper, Inc., the realizability of which is uncertain, state income tax expense incurred by certain of the Company’s subsidiaries, and non-deductible expenses.

          Net Income (Loss) from Continuing Operations

          Net loss for 2002 from continuing operations was $2.9 million, or $0.11 per diluted share, compared to net income of $10.4 million, or $0.36 per diluted share in 2001. On a per worksite employee per month basis, net income decreased 125.0% to a net loss of $3 in 2002 versus net income of $12 in 2001.

Liquidity and Capital Resources

          The Company periodically evaluates its liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. As a result of this process, the Company has in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage its liquidity and capital resources. The Company currently believes that its cash on hand, marketable securities and cash flows from operations will be adequate to meet its liquidity requirements for the remainder of 2004. The Company will rely on these same sources, as well as public and private debt or equity financing, to meet its longer-term liquidity and capital needs.

          On December 20, 2002, the Company entered into a $36 million mortgage agreement (“Mortgage”) that matures in January 2008. The proceeds were used to repay the Company’s outstanding balance under its revolving credit agreement, which expired in December 2002. The Mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (1.1% at December 31, 2003) plus 2.9%. The Mortgage is secured by the Company’s real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas. Monthly principal and interest payments are approximately $230,000, with the remaining balance due upon maturity. The Mortgage provides for prepayment penalties, as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment premium during the final year of the Mortgage.

          In October 2002, the Company entered into a $3.8 million capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term.

          In October 2002, the Company obtained a $4.5 million term loan that matures in October 2012 and bears interest at the one-month commercial paper rate plus 3.1% (4.1% at December 31, 2003). The loan is secured by the Company’s aircraft and is payable in monthly installments of $36,000, with the remaining outstanding principal balance due at maturity.

          The Company had $128.7 million in cash and cash equivalents and marketable securities at December 31, 2003, of which approximately $57.5 million was payable in early January 2004 for withheld federal and state income taxes, employment taxes and other payroll deductions. At December 31, 2003, the Company had working capital of $56.0 million compared to $41.2 million at December 31, 2002.

          Cash Flows From Operating Activities

          The Company’s cash flows from operating activities in 2003 increased $52.8 million to $55.9 million. The increase in operating cash flows is primarily due to changes in the Company’s operating balance sheet accounts. Cash flows generated by changes in the Company’s operating balance sheet accounts were $23.8 million in 2003 versus $(19.0) million in 2002. In addition, net income increased to $12.9 million in 2003 from a $4.1 million loss in 2002. The increase in net income is primarily the result of the Company’s pricing increases exceeding direct cost increases.

          Cash Flows From Investing Activities

          Capital expenditures totaled $8.7 million in 2003 and consisted primarily of computer hardware, software and software development costs. Capital expenditures for computer hardware and software included costs associated with purchasing and renewing software licenses and computer hardware to enhance the performance and stability of the Company’s technology infrastructure.

          The Company expects a consistent level of capital expenditures in 2004 and therefore has budgeted approximately $10 million.

          Cash Flows Used In Financing Activities

          Cash flows used in financing activities were $8.5 million during 2003. These cash flows were primarily related to $8.2 million of treasury stock purchases and the repayment of $1.8 million of its term notes and capital lease obligations. Additionally, in February 2004 the Company repurchased 205,000 shares at an average price per share of $15 for a total cost of $3.1 million.

          Contractual Obligations and Commercial Commitments

          The following table summarizes the Company’s contractual obligations and commercial commitments as of December 31, 2003 and the effect they are expected to have on its liquidity and capital resources (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations:
Mortgage	$40,641	$2,680	$5,243	$32,718	$—
Term loan	5,302	430	859	859	3,154
Capital lease obligations	4,029	695	1,390	1,390	554
Non-cancelable operating leases	42,906	8,473	15,558	11,798	7,077
Purchase obligations	7,002	2,841	3,170	421	570
Other long-term liabilities	12,844	4,584	3,078	2,111	3,071

Total contractual cash obligations	$112,724	$19,703	$29,298	$49,297	$14,426

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

          As a result of modifications to the CSA, effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients ("New System"). For clients active on the New System in January of any year, the system includes a feature that accelerates invoicing of the estimated payroll tax component of the comprehensive service fee to more closely reflect the pattern of estimated incurred payroll tax costs. Accordingly, the impact of new and renewing clients invoiced on the New System in January 2003, which represented approximately 20% of the Company’s client base, has resulted in the partial offset of the Company’s historical earnings pattern in 2003. Substantially all clients were billed using the New System in January 2004. For those clients active on the New System in January 2004, a complete offset of the Company’s earnings pattern is expected. However, new clients enrolling subsequent to January 2004 will be invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients.

          The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

          Liability for Worksite Employee Payroll and Benefits Costs

          Under the CSA, the Company becomes a co-employer of worksite employees and assumes the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. The Company assumes such obligations as a principal, not as an agent of the client company. The Company’s obligations include responsibility for (i) payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to the Company of the associated service fee; and (ii) providing benefits to worksite employees even if the costs incurred by Administaff to provide such benefits exceed the fees paid by the client company. If a client company does not pay the Company or if the costs of benefits provided to worksite employees exceed the fees paid by a client company, the Company’s ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on its financial condition or results of operations.

          Increases in Health Insurance Premiums and Workers’ Compensation Costs

          The maintenance of health and workers’ compensation insurance plans that cover worksite employees is a significant part of the Company’s business. The Company’s primary health insurance contract expires on December 31, 2004, and automatically renews each year, subject to cancellation by either party upon 180 days notice. The current workers’ compensation contract expires on September 16, 2004. The Company’s inability to secure replacement contracts on competitive terms could cause significant disruption to the Company’s business.

          Health insurance premiums and workers’ compensation costs are in part determined by the Company’s claims experience and comprise a significant portion of the Company’s direct costs. The Company employs extensive risk management procedures in an attempt to control its claims incidence and structures its benefits contracts to provide as much cost stability as possible. However, should the Company experience a sudden and unexpected large increase in claim activity, its health insurance costs or workers’ compensation insurance costs could increase. The Company’s ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on the Company’s financial condition or results of operations.

          The Company experienced an 8% increase in benefits costs per covered employee during 2003 and expects an 8% to 10% increase in 2004. While the Company’s results of operations may be impacted to some degree in future periods by the healthcare cost increase and its contractual pricing constraints, the Company does not expect this situation to have a material adverse effect on its financial position.

          The Company is currently in a dispute with Aetna, its former health insurance carrier, relating to health insurance costs increases during 2001 and Aetna’s administration of its health plan prior to 2002. For a discussion of the Company’s dispute with Aetna, see Item 3. Legal Proceedings on page 16. An unfavorable outcome in this dispute could have a material adverse effect on the Company’s financial position or results of operations.

          In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, the Company’s former workers’ compensation insurance carrier for the two-year period ending September 2003, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”), made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.” A “run-off” is the professional management of an insurance company’s discontinued, distressed or nonrenewed lines of insurance and associated liabilities outside of a judicial proceeding. The Company expects that Kemper will pay all open workers’ compensation claims through this run-off process. In the event the run-off process is not successful and Kemper is forced into bankruptcy or a similar proceeding, most states have established guaranty funds to pay remaining claims. However, the guarantee associations in some states, including Texas, have asserted that state law returns the liability for open claims under such policies to the insured, as the Company experienced with another former insurance carrier, Reliance National Indemnity Co. See Item 3. Legal Proceedings on page 16. If one or more states were to assert that liability for open claims with Kemper should be returned to the Company, the Company may be required to make a payment to the state covering estimated claims attributable to the Company. Any such payment would reduce net income, which may have a material adverse effect on net income in the reported period.

          On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. Accordingly, the arrangement stipulates that the Company provide initial collateral of $10 million at the policy inception and an additional $3.03 million to be paid in three equal installments of $839,000 in December 2003, March 2004 and June 2004 with a final installment of $513,197, which is to be paid in September 2004. As of December 31, 2003, the total collateral held by AIG was $10.8 million, which is included in deposits in the Company’s Consolidated Balance Sheets. Under its arrangement with AIG, the Company makes monthly premium payments and claim deposits with AIG. The claim deposits are retained and held by AIG in an escrow account under AIG’s Reinsurance Captive Asset Management Program (“RCAMP”), which is used to fund workers’ compensation claims as the claims are processed. As of December 31, 2003, the total claim deposits held in the RCAMP by AIG was $15.1 million, of which $4.6 million is included in restricted cash and $10.5 million is included in deposits in the Company’s Consolidated Balance Sheets.

          The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. As of December 31, 2003, the Company has estimated and accrued $12.0 million in incurred but not reported workers’ compensation claims, net of paid claims, which is included in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at 2%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

          In conjunction with entering into the 2004 Policy, the Company formed a wholly owned captive insurance subsidiary (the “Captive”). The Company recognizes the Captive as an insurance company for federal income tax purposes, including the preparing and filing of the Company’s consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, the Company could be required to make accelerated income tax payments to the IRS that otherwise would have been deferred until future periods. Such a determination would have no effect on the Company’s effective income tax rate.

          Increases in Unemployment Tax Rates

          The Company records its state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should the Company’s claim experience increase, its unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Many states have experienced and are experiencing significant increases in unemployment claims due to depressed economic conditions over the last few years. As a result, unemployment tax rates for the Company have increased over the last several years and are expected to continue to increase. Some states have implemented retroactive cost increases. The Company’s ability to incorporate such increases into service fees to clients is constrained by contractual arrangements with clients, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on the Company’s financial condition or results of operations.

          As a result of the 2001 corporate reorganization, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment from the EDD (the “Notice”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board to protest the Notice. Pending a resolution of its protest, the Company has accrued and recorded at the higher assessed rate for all of 2003. If the amount finally determined to be owed is higher or lower than the Company’s estimate, the Company would be required to recognize a corresponding reduction or increase in the accrued payroll tax liability as additional payroll tax expense or benefit in the period of such determination.

          Need to Renew or Replace Client Companies

          The Company’s standard CSA is subject to cancellation on 30 to 60 days notice by either the Company or the client. Accordingly, the short-term nature of the CSA makes the Company vulnerable to potential cancellations by existing clients, which could materially and adversely affect the Company’s financial condition and results of operations. In addition, the Company’s results of operations are dependent in part upon the Company’s ability to retain or replace its client companies upon the termination or cancellation of the CSA. Prior to 2003, the Company’s average client attrition rate had ranged from approximately 20% to 25%. During 2003, the Company’s client attrition ratio increased to approximately 30%, primarily as a result of significant price increases necessary to match price and cost of the healthcare component of its business. There can be no assurance that the number of contract cancellations will not continue at these levels or increase in the future.

          Competition and New Market Entrants

          The PEO industry is highly fragmented. Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable in size to the Company. The Company also encounters competition from “fee for service” companies such as payroll processing firms, insurance companies and human resource consultants. Several of the Company’s competitors are PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc. Such companies have substantially greater resources than the Company. Accordingly, the PEO divisions of such companies may be able to provide their PEO services at more competitive prices than may be offered by the Company. Moreover, the Company expects that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than the Company may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

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

          401(k) Recordkeeping Services

          On October 1, 2003, the Company began performing recordkeeping services for the Administaff 401(k) Plan (“Plan”), and on December 31, 2003, began performing such services for the Administaff Spinoff 401(k) Plan and Administaff Corporate 401(k) Plan. In addition, the Company began to offer such services to certain other defined contribution plans, which are sponsored and maintained by PEO and non-PEO clients (“Other Plans”). Historically, the Company has contracted with a third party administrator to provide a majority of the recordkeeping functions associated with the Plan and has not offered any significant services with respect to Other Plans. Failure to manage this new service effectively could have a material adverse effect on the Company’s financial condition and results of operations.

          Geographic Market Concentration

          While the Company has sales offices in 21 markets, the Company’s Houston and Texas (including Houston) markets accounted for approximately 22% and 40%, respectively, of the Company’s revenues for the year ended December 31, 2003. Accordingly, while a primary aspect of the Company’s strategy is expansion in its current and future markets outside of Texas, for the foreseeable future, a significant portion of the Company’s revenues may be subject to economic factors specific to Texas (including Houston).

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

          The Company attempts to limit its exposure to interest rate risk primarily through diversification and low investment turnover. The Company’s marketable securities are currently managed by two professional investment management companies, each of which is guided by the Company’s investment policy. The Company’s investment policy is designed to maximize after-tax interest income while preserving its principal investment. As a result, the Company’s marketable securities consist primarily of short and intermediate-term debt securities.

          As of December 31, 2003, the Company’s available-for-sale marketable securities included an investment in a mutual fund that holds corporate debt securities with maturities up to 18 months. The amortized cost basis, fair market value and 30-day yield of this investment was $11.1 million, $11.1 million and 2.05% at December 31, 2003. The following table presents information about the Company’s available-for-sale marketable securities, excluding the mutual fund investment, as of December 31, 2003 (dollars in thousands):

	Principal	Average
	Maturities	Interest Rate

2004	$1,382	4.8%
2005	6,775	2.1%
2006	3,028	2.2%
2007	307	3.0%
2008	955	1.8%
2009	350	2.2%

Total	$12,797	2.4%

Fair Market Value	$12,912

          The Company’s mortgage and term loan include variable interest rates, and as a result, the Company’s total cost of borrowing under these agreements is also subject to interest rate risk. As of December 31, 2003 the Company had borrowed $39.1 million under these agreements with a weighted average interest rate of 4.5%. At December 31, 2003, the fair market value of the Company’s variable rate borrowings approximated their carrying value. The following table presents information about the Company’s variable interest rate borrowings as of December 31, 2003 (dollars in thousands):

Principal
Maturities

2004	$1,394
2005	1,417
2006	1,440
2007	1,364
2008	30,677
Thereafter	2,809

$39,101

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A. CONTROLS AND PROCEDURES

          In accordance with Exchange Act Rules 13a-15 and 15a-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class III Directors (For Terms Expiring at the 2007 Annual Meeting),” “ – Directors Remaining in Office,” and “ – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).

Code of Business Conduct and Ethics

          Pursuant to Rule 303A.10 of the NYSE Manual, the Company is required to adopt a code of business conduct and ethics for directors, officers and employees of the Company. In January 2004, the Board of Directors adopted the Code of Business Conduct and Ethics (the “Code of Ethics”), which also meets the requirements of a code of ethics under Item 406 of Regulation S-K. You can access the Company’s Code of Ethics on the Investor Relations page of the Company’s website at www.administaff.com. Any stockholder who so requests may obtain a printed copy of the Code of Ethics from the Company. Changes in and waivers to the Code of Ethics for the Company’s directors, executive officers and certain senior financial officers will be posted on the Company’s Internet website within five business days and maintained for at least twelve months.

ITEM 11. EXECUTIVE COMPENSATION.

          The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Director Compensation” and “ — Executive Compensation” in the Administaff Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

          The following table sets forth information about Administaff’s common stock that may be issued under all of the Company’s existing equity compensation plans as of December 31, 2003 (in thousands, except price per share amounts):

	Number of securities	Weighted average
	to be issued upon	exercise price of
	exercise of	outstanding	Number of securities
	outstanding options,	options, warrants	remaining available
Plan category	warrants and rights	and rights	for future issuance

Equity compensation plans approved by security holders (1)	2,344	$17.14	997 (2)
Equity compensation plan not approved by security holders (3)	2,695	$19.79	563 (4)

Total	5,039	$18.56	1,560

(1)	The 1997 Incentive Plan and the 2001 Incentive Plan have been approved by the Company’s stockholders.

(2)	The securities remaining available for issuance may be issued in the form of stock options, performance awards, stock awards, stock appreciation rights, bonus stock and other stock-based awards.

(3)	The Administaff Nonqualified Stock Option Plan was not approved by stockholders. For a description of the material features of the Nonqualified Stock Option Plan, see the Employee Incentive Plan footnote in Note 9 in the Notes to Consolidated Financial Statements included in this report.

(4)	Shares of common stock may be issued pursuant to the 1997 Employee Stock Purchase Plan (“ESPP”), which enables employees of the Company to purchase Administaff common stock through payroll deductions each calendar month. After the end of each calendar month, shares of common stock are purchased by the ESPP. Participants may enroll, change or discontinue payroll deductions at any time. The Company pays all expenses of the ESPP other than brokerage commissions for sales. The ESPP was not approved by stockholders, and does not include a limitation on the number of shares that may be issued thereunder.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 2: Ratification and Appointment of Independent Public Accountants – Fees of Ernst & Young LLP” and “ — Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Administaff Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Amended and Restated Rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

4.9	Amendment No. 1 to Amended and Restated Rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

4.10*	Amendment No. 2 to Amended and Restated Rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent.

4.11	Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.12	Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.13	Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.14	Warrant Certificate No. 4 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.15	Warrant Certificate No. 5 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 1998).

10.1**	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2**	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3**	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4**	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5**	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6**	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.8	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.9	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.10	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.11	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.12*	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003.

10.13	Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.14	First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 1998)).

10.15	Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc. and Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

10.16	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s form 10-Q for the quarter ended March 31, 2001).

10.17	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.18	Third Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated June 21, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.19	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.20	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Auditors.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K

Current Report on Form 8-K filed on November 3, 2003, furnishing Items 7 and 12 for a press release announcing 2003 third quarter results.

Current Report on Form 8-K filed on December 10, 2003, filing Items 5 and 7 for a press release announcing modification of Mr. Sarvadi’s Rule 10b5-1 trading plan.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 25, 2004.

ADMINISTAFF, INC.

By:	/s/ DOUGLAS S. SHARP

Douglas S. Sharp Vice President, Finance Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 25, 2004:

Signature	Title

/s/ Paul J. Sarvadi Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard G. Rawson Richard G. Rawson	President and Director

/s/ Douglas S. Sharp Douglas S. Sharp	Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial Officer)

* Michael W. Brown	Director

* Jack M. Fields, Jr.	Director

* Paul S. Lattanzio	Director

* Gregory E. Petsch	Director

* Austin P. Young	Director

* By:	/s/ John H. Spurgin, II

John H. Spurgin, II, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Administaff, Inc.

          We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas
February 5, 2004

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,

	2003	2002

Current assets:
Cash and cash equivalents	$104,728	$71,799
Restricted cash	4,584	—
Marketable securities	23,989	14,714
Accounts receivable:
Trade	5,752	5,161
Unbilled	53,033	74,358
Other	2,959	2,956
Prepaid insurance	22,554	10,409
Other current assets	7,468	12,126
Deferred income taxes	3,423	641

Total current assets	228,490	192,164
Property and equipment:
Land	2,920	2,920
Buildings and improvements	55,465	53,899
Computer hardware and software	49,822	46,972
Software development costs	18,699	16,820
Furniture and fixtures	27,997	27,491
Vehicles and aircraft	6,090	6,692

	160,993	154,794
Accumulated depreciation	(82,224)	(62,417)

Total property and equipment	78,769	92,377
Other assets:
Deposits	39,909	26,552
Other assets	903	4,071

Total other assets	40,812	30,623

Total assets	$348,071	$315,164

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2003	2002

Current liabilities:
Accounts payable	$4,319	$3,069
Payroll taxes and other payroll deductions payable	65,310	57,228
Accrued worksite employee payroll cost	65,503	69,676
Accrued health insurance costs	6,559	5,815
Accrued workers’ compensation costs	5,489	95
Other accrued liabilities	15,898	13,019
Income taxes payable	7,520	348
Current portion of long-term debt	1,860	1,676

Total current liabilities	172,458	150,926
Noncurrent liabilities:
Long-term debt	40,502	42,493
Accrued workers’ compensation costs	7,417	—
Deferred income taxes	5,060	5,396

Total noncurrent liabilities	52,979	47,889
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized - 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued - 30,839 and 30,839 at December 31, 2003 and 2002, respectively	309	309
Additional paid-in capital	101,681	102,315
Treasury stock, at cost – 4,120 and 2,946 shares at December 31, 2003 and 2002, respectively	(48,795)	(43,003)
Accumulated other comprehensive income, net of tax	—	153
Retained earnings	69,439	56,575

Total stockholders’ equity	122,634	116,349

Total liabilities and stockholders’ equity	$348,071	$315,164

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,

	2003	2002	2001

Revenues (gross billings of $4.830 billion, $4.857 billion and $4.373 billion less worksite employee payroll cost of $3.938 billion, $4.009 billion, and $3.653 billion, respectively)	$891,721	$848,416	$720,219
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	693,754	682,626	555,204

Gross profit	197,967	165,790	165,015
Operating expenses:
Salaries, wages and payroll taxes	83,195	74,989	67,761
General and administrative expenses	50,502	50,172	44,569
Commissions	10,656	12,127	11,173
Advertising	8,581	7,138	6,092
Depreciation and amortization	20,759	21,297	16,881

	173,693	165,723	146,476

Operating income	24,274	67	18,539
Other income (expense):
Interest income	1,910	1,772	4,128
Interest expense	(2,176)	(437)	—
Write-off of investments	—	(3,354)	(3,786)
Other, net	462	272	506

	196	(1,747)	848

Income (loss) before income tax expense	24,470	(1,680)	19,387
Income tax expense	9,485	1,241	9,030

Net income (loss) from continuing operations	$14,985	$(2,921)	$10,357
Discontinued operations:
Loss from discontinued operations	(3,264)	(1,917)	—
Income tax expense (benefit)	(1,143)	(757)	—

Net loss from discontinued operations	(2,121)	(1,160)	—
Net income (loss)	$12,864	$(4,081)	$10,357

Basic net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.56	$(0.11)	$0.38
Loss from discontinued operations	(0.08)	(0.04)	—

Basic net income (loss) per share of common stock	$0.48	$(0.15)	$0.38

Diluted net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.55	$(0.11)	$0.36
Loss from discontinued operations	(0.08)	(0.04)	—

Diluted net income (loss) per share of common stock	$0.47	$(0.15)	$0.36

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated
	Issued		Additional		Other
			Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2000	30,435	304	75,378	(20,643)	172	50,299	105,510
Purchase of treasury stock, at cost	—	—	—	(21,566)	—	—	(21,566)
Exercise of common stock purchase warrant	—	—	14,136	8,707	—	—	22,843
Exercise of stock options	341	4	3,620	—	—	—	3,624
Income tax benefit from exercise of stock options	—	—	1,957	—	—	—	1,957
Other	—	—	23	35	—	—	58
Change in unrealized gain on marketable securities (net of tax):
Unrealized gain	—	—	—	—	185	—	185
Realized gain	—	—	—	—	(33)	—	(33)
Net income	—	—	—	—	—	10,357	10,357

Comprehensive income							10,509

Balance at December 31, 2001	30,776	308	95,114	(33,467)	324	60,656	122,935
Purchase of treasury stock, at cost	—	—	—	(17,088)	—	—	(17,088)
Exercise of common stock purchase warrant	—	—	6,952	6,205	—	—	13,157
Sale of common stock to Administaff Employee Stock Purchase Plan	4	—	109	—	—	—	109
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(724)	1,185	—	—	461
Exercise of stock options	59	1	742	—	—	—	743
Income tax benefit from exercise of stock options	—	—	203	—	—	—	203
Other	—	—	(81)	162	—	—	81
Change in unrealized gain on marketable securities (net of tax):
Unrealized gain	—	—	—	—	23	—	23
Realized gain	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	(4,081)	(4,081)

Comprehensive loss							(4,252)

Balance at December 31, 2002	30,839	$309	$102,315	$(43,003)	$153	$56,575	$116,349
Purchase of treasury stock, at cost	—	—	—	(8,233)	—	—	(8,233)
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(322)	848	—	—	526
Exercise of stock options	—	—	(466)	1,343	—	—	877
Income tax benefit from exercise of stock options	—	—	249	—	—	—	249
Other	—	—	(95)	250	—	—	155
Change in unrealized gain (loss) on marketable securities (net of tax):
Unrealized loss	—	—	—	—	(109)	—	(109)
Realized gain	—	—	—	—	(44)	—	(44)
Net income	—	—	—	—	—	12,864	12,864

Comprehensive income	—	—	—	—	—	—	12,711

Balance at December 31, 2003	30,839	$309	$101,681	$(48,795)	—	$69,439	$122,634

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$12,864	$(4,081)	$10,357
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,185	21,857	17,075
Write-off of investments	—	3,354	3,786
Deferred income taxes	(3,018)	77	(1,834)
Bad debt expense	494	1,139	1,783
Gain on disposition of assets	(467)	(268)	(82)
Changes in operating assets and liabilities:
Restricted cash	(4,584)	—	—
Accounts receivable	20,237	(7,654)	(12,528)
Prepaid insurance	(4,645)	(10,165)	3,509
Other current assets	1,949	(5,948)	(463)
Other assets	(17,886)	(12,623)	(14,833)
Accounts payable	1,250	(1,263)	2,836
Payroll taxes and other payroll deductions payable	8,082	7,420	(14,225)
Accrued worksite employee payroll expense	(4,173)	6,826	11,610
Accrued health insurance costs	744	4,489	1,326
Accrued workers’ compensations costs	12,811	(2,114)	2,129
Other accrued liabilities	2,879	2,067	213
Income taxes payable/receivable	7,172	16	(121)

Total adjustments	43,030	7,210	181

Net cash provided by operating activities	55,894	3,129	10,538
Cash flows from investing activities:
Marketable securities:
Purchases	(25,779)	(15,499)	(56,604)
Proceeds from maturities	6,645	23,436	39,005
Proceeds from dispositions	9,612	25,130	8,817
Cash received (exchanged) for note receivable	2,958	(2,983)	—
Property and equipment:
Purchases	(6,771)	(36,677)	(33,232)
Investment in software development costs	(1,880)	(1,748)	(3,516)
Proceeds from dispositions	275	148	431
Proceeds from the sale of / (investments in) other companies	457	(500)	(931)

Net cash used in investing activities	(14,483)	(8,693)	(46,030)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,

	2003	2002	2001

Cash flows from financing activities:
Purchase of treasury stock	$(8,233)	$(17,088)	$(21,566)
Proceeds from the exercise of common stock purchase warrants	—	13,157	22,843
Proceeds from sale of common stock to the employee stock purchase plan	526	570	—
Proceeds from the exercise of stock options	877	743	3,624
Long-term debt and short-term borrowings:
Borrowings under long-term debt agreements	—	40,500	—
Net borrowings under revolving line of credit	—	(13,500)	13,500
Deferred financing costs	—	(689)	—
Principal repayments on long-term debt and capital lease obligations	(1,807)	(105)	—
Loans to employees	—	694	300
Other	155	81	58

Net cash provided by (used in) financing activities	(8,482)	24,363	18,759

Net increase (decrease) in cash and cash equivalents	32,929	18,799	(16,733)
Cash and cash equivalents at beginning of year	71,799	53,000	69,733

Cash and cash equivalents at end of year	$104,728	$71,799	$53,000

Supplemental disclosures:
Cash paid for income taxes	$5,072	$663	$11,259
Cash paid for interest	$2,053	$209	$—

Noncash Investing and Financing Activities:

     During 2002, the Company entered into a long-term capital lease agreement to finance the purchase of office furniture with a purchase price of $3.8 million.

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

     The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2003, 2002 and 2001, revenues from the Company’s Texas markets represented 40%, 43% and 47% of the Company’s total revenues, respectively.

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

     Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees. The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Segment Reporting

     The Company operates in one reportable segment under the Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.

Principles of Consolidation

     The consolidated financial statements include the accounts of Administaff, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

     Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable.

Cash and Cash Equivalents

     Cash and cash equivalents include bank deposits and short-term investments with original maturities of three months or less at the date of purchase.

Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2003 and 2002, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

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

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

     Each reporting period, the Company records the costs of the United Plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated IBNR claims are based upon both (i) a recent average level of paid claims under the plan; and (ii) an estimated lag factor, to provide for those claims which have been incurred but not yet paid.

     Under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the year ended December 31, 2003, the cash funded to United exceeded the Plan Costs by approximately $12.3 million, resulting in an accumulated cash surplus from the inception of the plan of approximately $10.0 million, which is recorded as prepaid insurance on the Company’s Consolidated Balance Sheet.

     As of December 31, 2003, the Company’s security deposit with United totaled $25 million. In January 2004, the security deposit was reduced to $17.5 million, at which time the $7.5 million security deposit reduction plus accrued interest was returned to the Company. Accordingly, as of December 31, 2003, the Company has recorded, on its Consolidated Balance Sheet, a long-term deposit of $17.5 million and prepaid insurance of $7.5 million relating to the portion returned to the Company in January 2004.

Workers’ Compensation Costs

     The Company’s workers’ compensation insurance policy for the two-year period ending September 30, 2003 was a guaranteed-cost policy (“2003 Policy”) under which premiums were paid for full-insurance coverage of all claims incurred during the policy period. This policy also contained a dividend feature for each policy year, under which the Company was entitled to a refund of a portion of its premiums if, four years after the end of the policy year, claims paid by the insurance carrier for any policy year were less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” the Company estimated the amount of refund, if any, that had been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. In May 2003, the Company’s workers’ compensation carrier’s rating was downgraded by A.M. Best Co. (“Best”) from a “B” or “fair” rating to a “C++” or “marginal” rating. In June 2003, Best further downgraded the carrier to a “D” or “poor” rating. Best’s rating represents an opinion on the insurer’s financial strength and ability to meet its ongoing obligations to its policyholders. As a result of these downgrades, the Company elected to accelerate the termination of its contract from September 30, 2003 to September 1, 2003. In addition, the Company recorded a charge of $2.5 million in 2003 to write-off its dividend receivable from its workers’ compensation carrier due to the uncertainty of the carrier’s ultimate ability to pay this dividend.

     On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. Accordingly, the arrangement stipulates that the Company provide initial collateral of $10 million at the policy inception and an additional $3.03 million to be paid in three equal installments of $839,000 in December 2003, March 2004 and June 2004 with a final installment of $513,197, which is to be paid in September 2004. As of December 31, 2003, the total collateral held by AIG was $10.8 million, which is included in deposits in the Company’s Consolidated Balance Sheets.

     Under its arrangement with AIG, the Company makes monthly premium payments and claim deposits with AIG. The claim deposits are retained and held by AIG in an escrow account under AIG’s Reinsurance Captive Asset Management Program (“RCAMP”), which is used to fund workers’ compensation claims as the claims are processed. As of December 31, 2003, the total claim deposits held in the RCAMP by AIG was $15.1 million, of which $4.6 million is included in restricted cash and $10.5 million is included in deposits in the Company’s Consolidated Balance Sheets.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. As of December 31, 2003, the Company has estimated and accrued $12.0 million in incurred but not reported workers’ compensation claims, net of paid claims, which is included in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at 2%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

     The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the year ended December 31, 2003 (in thousands):

Beginning balance	$—
Accrued claims	13,529
Present value discount	(844)
Paid claims	(685)

Ending balance	$12,000

Current portion of accrued claims	$4,583
Long-term portion of accrued claims	7,417

$12,000

Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments. The carrying amount of the Company’s long-term debt approximates its fair value due to the stated interest rates approximating market rates.

Stock-Based Compensation

     At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31,
	2003	2002	2001

	(in thousands)
Net income (loss), as reported	$12,864	$(4,081)	$10,357
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,800)	(9,253)	(9,610)

Pro forma net income (loss)	$7,064	$(13,334)	$747

Net income (loss) per share:
Basic – as reported	$0.48	$(0.15)	$0.38
Basic – pro forma	$0.26	$(0.48)	$0.03
Diluted – as reported	$0.47	$(0.15)	$0.36
Diluted – pro forma	$0.26	$(0.48)	$0.03

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,

	2003		2002		2001

Risk-free interest rate	3.0%		3.8%		4.6%
Expected dividend yield	0.0%		0.0%		0.0%
Expected volatility	0.9	2	0.8	6	0.6	9
Weighted average expected life (in years)	5.0		5.0		5.0

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

Employee Savings Plan

     The Company matches 50% of an eligible worksite employee’s eligible contributions and 100% of eligible corporate employees’ contributions, both up to 6% of the employee’s eligible compensation with immediate vesting. During 2003, 2002 and 2001, the Company made employer-matching contributions of $10,854,000, $11,434,000 and $8,847,000, respectively. Of these contributions, $8,494,000, $9,244,000 and $6,831,000 were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntary terminating employees, and consolidating facilities initiated after December 31, 2002. SFAS 146, which requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred, was effective for the Company beginning January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Accounts Receivable

     The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $647,000 and $734,000 as of December 31, 2003 and 2002, respectively. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of specific accounts and by making a general provision for other potentially uncollectible amounts.

     The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2003 and 2002, unbilled accounts receivable consisted of the following:

	2003	2002

	(in thousands)
Accrued worksite employee payroll cost	$65,503	$69,676
Unbilled revenues	19,324	17,710
Customer prepayments	(31,794)	(13,028)

Unbilled accounts receivable	$53,033	$74,358

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Marketable Securities

     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2003 and 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

	(in thousands)
December 31, 2003:
Fixed income mutual funds	$11,132	$—	$(54)	$11,078
U.S. Treasury securities and obligations of U.S. government agencies	8,266	62	(12)	8,316
U.S. corporate debt securities	4,253	5	(1)	4,257
Foreign corporate debt securities	338	1	(1)	338

	$23,989	$68	$(68)	$23,989

December 31, 2002:
U.S. Treasury securities and obligations of U.S. government agencies	$11,095	$228	$—	$11,323
Foreign corporate debt securities	2,009	7	—	2,016
U.S. corporate debt securities	1,352	19	—	1,371
Fixed income mutual funds	4	—	—	4

	$14,460	$254	$—	$14,714

     For the years ended December 31, 2003, 2002 and 2001, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities are as follows:

			Net
			Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)

		(in thousands)
2003	$78	$(7)	$71
2002	354	(33)	321
2001	56	—	56

     As of December 31, 2003, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized	Estimated
	Cost	Fair Value

	(in thousands)
Less than one year	$12,512	$12,501
One to five years	11,477	11,488

Total	$23,989	$23,989

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Deposits

     In December 2001, the Company made a cash security deposit of $15.0 million with its primary health insurance carrier, United. During 2002, the Company made two additional deposits of $5.0 million each with United. In January 2004, $7.5 million of the security deposit plus accrued interest was returned to the Company and is included as a component of prepaid insurance in the Company’s Consolidated Balance Sheet at December 31, 2003. In the event of a default or termination of the Company’s contract with United or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the Plan.

     As of December 31, 2003, the Company also had $21.3 million of long-term deposits, including $10.8 million of collateral and $10.5 million of claim deposits with the Company’s workers’ compensation carrier, AIG. See Note 1.

5. Investments

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

     Subsequent to December 2001, the Company purchased substantially all of the assets of VGI through bankruptcy proceedings for a total cost of $1.6 million. The Company established a subsidiary, FMS, to provide outsourcing accounting and bookkeeping services using the assets acquired from VGI. During 2003, the Company ceased operations of FMS and incurred after tax asset impairment charges of $800,000 to write off the assets of FMS. FMS operating results are included in discontinued operations in the accompanying Consolidated Statements of Operations. Revenues were immaterial to the Consolidated Statements of Operations.

     During 2000, the Company purchased 500,000 shares of convertible preferred stock of eProsper, Inc. (“eProsper”) for $2.5 million. In 2002, the Company made an additional $500,000 investment in convertible preferred stock of eProsper. The Company has accounted for this investment using the cost method. Under the cost method, the Company periodically evaluates the realizability of this investment based on its review of the investee’s financial condition, financial results, financial projections and availability of additional financing sources. In December 2002, the Company determined that the fair value of its investment in eProsper had declined below its carrying value, for reasons that were other than temporary, resulting in the Company writing-off its entire investment totaling approximately $3.1 million. During 2003, the Company collected $457,000 from the sale of its investment in eProsper, which is included as a component of other income in the accompanying Consolidated Statements of Operations.

6. Debt Obligations

     The Company’s debt obligations consist of the following:

	December 31,

	2003	2002

	(in thousands)
Mortgage loan	$34,880	$36,000
Term loan	4,221	4,465
Capital lease obligations	3,261	3,704

Total debt	$42,362	$44,169
Less current maturities	1,860	1,676

Long-term debt, net of current maturities	$40,502	$42,493

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Maturities of long-term debt at December 31, 2003 are summarized as follows (in thousands):

2004	$1,860
2005	1,920
2006	1,981
2007	1,947
2008	31,305
Thereafter	3,349

$42,362

Mortgage Loan

     On December 20, 2002, the Company entered into a $36 million mortgage agreement (“Mortgage”) that matures in January 2008. The proceeds were used to repay the Company’s outstanding balance under its revolving credit agreement. The Mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (1.1% at December 31, 2003) plus 2.9%. The Mortgage is secured by the Company’s real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas, which has a net book value of $42.0 million at December 31, 2003. Monthly principal and interest payments are approximately $230,000, with the remaining balance due upon maturity. The Mortgage provides for prepayment penalties as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment premium during the final year of the Mortgage.

Term Loan

     In October 2002, the Company entered into a $4.5 million term loan agreement that matures in October 2012 and bears interest at the one-month commercial paper rate plus 3.1% (4.1% at December 31, 2003). The loan is secured by the Company’s aircraft, which has a net book value of $3.5 million at December 31, 2003. The loan is payable in monthly installments of $36,000, with the remaining balance due upon maturity.

Capital Lease Obligations

     In October 2002, the Company entered into a capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term. As of December 31, 2003, the capitalized cost and accumulated depreciation under the capital lease arrangement were $3.8 million and $656,000, respectively. Depreciation of the capitalized lease costs is included in depreciation and amortization in the Consolidated Statements of Operations.

Revolving Line of Credit

     On June 25, 2002, the Company entered into a six-month, $30 million revolving credit agreement, replacing its former $21 million line of credit (collectively, “the Credit Agreements”), which expired in December 2002. The proceeds of the Credit Agreements were used to finance the construction of the Company’s new corporate headquarters facility. In December 2002, the Company repaid the outstanding balance of the revolving line of credit with the proceeds from the Mortgage. During 2002 and 2001, the Company capitalized interest expense of $371,000 and $84,000, respectively, incurred under the Credit Agreements.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,

	2003	2002

	(in thousands)
Deferred tax liabilities:
Software development costs	$(1,552)	$(2,430)
Depreciation	(3,647)	(1,873)
Workers’ compensation dividend receivable	—	(1,004)
Prepaid commissions	(250)	(417)
Unrealized gains on marketable securities	—	(100)

Total deferred tax liabilities	(5,449)	(5,824)
Deferred tax assets:
Long-term capital loss carry-forward	2,248	2,480
Workers’ compensation accruals	2,767	—
Accrued rent	531	372
Uncollectible accounts receivable	254	290
State income taxes	—	244
Other	288	163

Total deferred tax assets	6,088	3,549
Valuation allowance	(2,276)	(2,480)

Total net deferred tax assets	3,812	1,069

Net deferred tax liabilities	$(1,637)	$(4,755)

Net current deferred tax assets	$3,423	$641
Net noncurrent deferred tax liabilities	(5,060)	(5,396)

	$(1,637)	$(4,755)

The components of income tax expense from continuing operations are as follows:

	Year ended December 31,

	2003	2002	2001

	(in thousands)
Current income tax expense (benefit):
Federal	$11,115	$554	$9,422
State	1,388	610	1,442

Total current income tax expense	12,503	1,164	10,864
Deferred income tax expense (benefit):
Federal	(2,632)	59	(1,438)
State	(386)	18	(396)

Total deferred income tax (benefit) expense	(3,018)	77	(1,834)

Total income tax expense from continuing operations	$9,485	$1,241	$9,030

     In 2003, 2002 and 2001, income tax benefits of $249,000, $203,000 and $1,957,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,

	2003	2002	2001

	(in thousands)
Expected income tax expense at 35%	$8,565	$(588)	$6,786
State income taxes, net of federal benefit	688	518	924
Nondeductible expenses	375	262	255
Tax-exempt interest income	—	(20)	(122)
Valuation allowance against long-term capital loss carry-forward	(160)	1,069	1,208
Other, net	17	—	(21)

Reported total income tax expense from continuing operations	$9,485	$1,241	$9,030

     As a result of the write-off of the investments in eProsper and VGI, the Company has capital loss carryforwards totaling $5.8 million that will expire during 2006 and 2007, but can only be used to offset future capital gains. The Company has recorded a valuation allowance against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration.

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

     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 6,000,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2003, 2002 and 2001, the Company repurchased 1,373,252, 726,271 and 900,000 shares at a cost of $8.2 million, $17.1 million and $21.6 million, respectively. As of December 31, 2003, the Company had repurchased 5,341,523 shares under this program at a total cost of approximately $65.6 million, including 2,612,523 shares repurchased from American Express.

     At December 31, 2003, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has one-half of a preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on February 9, 2008.

     On October 16, 2000, the Company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts presented in these financial statements have been retroactively restated to reflect this change in the Company’s capital structure.

9. Employee Incentive Plans

     The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

non-employee directors of the Company or its subsidiaries. An aggregate of 4,465,914 shares of common stock of the Company are authorized to be issued under the Incentive Plans. At December 31, 2003, 109,965 and 887,270 shares of common stock were available for future grants under the 1997 and 2001 Incentive Plans, respectively. All awards previously granted to employees under the Incentive Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Incentive Plans also permit stock awards, phantom stock awards, stock appreciation rights, performance units, other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board has granted limited authority to the President of the Company regarding the granting of stock options to employees who are not officers. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.

     The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provides for options to purchase shares of the Company’s common stock that may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2003, 562,521 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plans. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the “CEO”). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following summarizes stock option activity and related information:

	Year ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(in thousands, except per share amounts)
Outstanding – beginning of year	4,986	$19.77	4,276	$21.99	3,433	$21.58
Granted	594	7.70	1,117	12.25	1,419	20.25
Exercised	(114)	7.73	(59)	12.59	(341)	10.61
Canceled	(427)	20.53	(348)	23.15	(235)	23.37

Outstanding – end of year	5,039	$18.56	4,986	$19.77	4,276	$21.99

Exercisable – end of year	3,242	$21.55	2,454	$20.44	1,441	$18.62

Weighted average fair value of options granted during year		$5.54		$8.48		$12.25

     The following summarizes information related to stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Life (Years)	Price

	(share amounts in thousands)
$ 4.02 to $15.00	2,211	7.4	$9.24	961	5.4	$9.02
$15.00 to $20.00	1,502	6.5	18.64	1,270	6.3	18.72
$20.00 to $30.00	655	7.4	24.16	346	7.1	24.29
$30.00 to $43.69	671	6.7	43.59	665	6.7	43.63

Total	5,039	7.0	$18.56	3,242	6.2	$21.55

10. Earnings (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Year ended December 31,

	2003	2002	2001

	(in thousands)
Denominator:
Basic – weighted average shares outstanding	26,821	27,890	27,531
Effect of dilutive securities:
Common stock purchase warrants – treasury stock method	—	—	51
Common stock options – treasury stock method	432	—	1,239

	432	—	1,290

Diluted – weighted average shares outstanding plus effect of dilutive securities	27,253	27,890	28,821

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Options and warrants to purchase 5,866,000, 7,327,000 and 3,333,000 shares of common stock were not included in the diluted net income (loss) per share calculation for 2003, 2002 and 2001, respectively, because their inclusion would have been anti-dilutive.

11. Leases

     The Company leases various office facilities, furniture, equipment and vehicles under capital and operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $8,179,000, $10,222,000 and $7,295,000 in 2003, 2002 and 2001, respectively. At December 31, 2003, future minimum rental payments under noncancelable operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2004	$8,473	$695
2005	8,066	695
2006	7,492	695
2007	6,726	695
2008	5,072	695
Thereafter	7,077	554

Total minimum lease payments	$42,906	$4,029

Less amount representing interest		768

Total present value of minimum payments		3,261
Less current portion		466

Long-term capital lease obligations		$2,795

12. Commitments and Contingencies

     The Company enters into non-cancelable purchase and service obligations in the ordinary course of business. These arrangements primarily consist of software service contracts and advertising commitments. At December 31, 2003, future non-cancelable purchase and service obligations with terms greater than one year were as follows (in thousands):

2004	$2,841
2005	2,380
2006	790
2007	210
2008	211
Thereafter	570

Total obligations	$7,002

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

1.	Aetna breached an agreement with Administaff by imposing rate increases contrary to the agreed upon two-quarter waiting period.

2.	Aetna breached an agreement with Administaff in September of 2001 by threatening to terminate Administaff’s health insurance coverage unless Administaff agreed to pay retroactive and immediate rate increases.

3.	Administaff did not make a negligent misrepresentation to Aetna.

4.	Administaff did not orally agree to pay Aetna the accumulated health plan deficit, if any.

     On November 7, 2003, the court entered a final judgment in favor of Administaff in the amount of $15.5 million, with post judgment interest at a rate of 1.3% per annum. On December 10, 2003, the court granted Aetna’s motion to reduce the judgment to $10.6 million. The judgment is subject to post-judgment motions and appeal; therefore, the damages awarded to the Company have not been recorded in the Company’s Consolidated Balance Sheet or Statements of Operations. While the Company cannot predict the ultimate outcome or the timing of a resolution of this lawsuit or the appeal, the Company plans to continue to vigorously pursue its case and defend the counterclaims. However, an adverse ultimate outcome in this dispute could have a material adverse effect on the Company’s results of operations or financial condition.

     The Company has a fiduciary liability insurance policy (“the policy”) issued by National Union Fire Insurance Company of Pittsburgh, Pennsylvania (“National Union”). The policy provides for the reimbursement of defense related legal fees and costs (“defense costs”) associated with the Aetna counterclaim. Through September 30, 2003, the Company had submitted claims for approximately $4.2 million in defense costs to National Union for reimbursement, of which National Union had reimbursed the Company only $200,000. As a result, the Company filed a lawsuit against National Union requesting the court to determine National Union’s obligations to reimburse the Company for defense costs. During the fourth quarter of 2003, the Company settled its claims against National Union and another insurance carrier for reimbursement of defense-related legal fees and costs associated with the Aetna counterclaim. Pursuant to the settlement, the insurers paid Administaff an additional $2 million, which was recorded as an offset to general and administrative expenses in 2003.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reliance National Indemnity Co. Bankruptcy Liquidation and Related Litigation

     In October 2001, Reliance National Indemnity Co. (“Reliance”), a former workers’ compensation insurance carrier of the Company, was forced into bankruptcy liquidation. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under policies with the liquidated insurance carrier to the Company. In Texas, the Company disputed the right of the guaranty association to be reimbursed for such claims.

     On August 1, 2003, the Company filed a lawsuit against the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) seeking a declaratory judgment that the Company is not required to reimburse TPCIGA for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. On August 15, 2003, TPCIGA filed its answer, denying the claims asserted by the Company as well as filing a counterclaim that TPCIGA is entitled to full reimbursement from the Company for workers’ compensation benefits paid or to be paid by TPCIGA under the Company’s workers’ compensation policies with Reliance. Administaff estimated that TPCIGA’s claim for reimbursement was approximately $6.8 million. During the fourth quarter of 2003, the Company paid $1.1 million to settle the lawsuit, including TPCIGA’s claim for reimbursement. The cost of the settlement has been reported as a component of workers’ compensation expense in the Company’s 2003 Consolidated Statement of Operations.

     The Company initially secured $1.8 million in insurance coverage to cover potential claims returned to the Company related to its Reliance policies. Administaff has submitted the TPCIGA settlement as a claim under the policy. Although the settlement is expected to be fully covered by its insurance policy, the Company has deferred recording the reimbursement until such reimbursement takes place. As of December 31, 2003, after deducting the TPCIGA settlement from the policy limits, there was $208,000 in coverage remaining on the policy. At December 31, 2003, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $329,000, which excludes the Texas claims resolved in the TPCIGA settlement. The Company has accrued and recorded its estimate of the outstanding claims in excess of the remaining insurance coverage as of December 31, 2003. It is possible that such losses could exceed the Company’s estimates, resulting in an increase to workers’ compensation expense, which would reduce net income.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

State Unemployment Taxes

     The Company records its state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, the Company estimates its expected SUI tax rate in those states for which tax rate notices have not yet been received.

     In January 2002, as a result of a 2001 corporate restructuring plan, the Company filed for a partial transfer of compensation experience with the state of Texas. On October 30, 2002, the Texas Workforce Commission (“TWC”) approved Administaff’s application for a partial transfer of compensation experience.

     Pending computation of the Company’s Texas unemployment tax rate in 2002, the Company paid its unemployment taxes to the state of Texas at the higher new employer rate as required by state law. In September 2003, the Company received its final 2002 and 2003 unemployment tax rates from the TWC. The impact of the final rates resulted in a $3.9 million reduction in payroll tax expense in the third quarter of 2003 and a state unemployment tax prepayment, which the Company is utilizing to offset its future unemployment tax liabilities as incurred. The prepayment balance at December 31, 2003 was $5.1 million.

     As a result of the 2001 corporate reorganization, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment from the EDD (the “Notice”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board to protest the Notice. Pending a resolution of its protest, the Company has accrued and recorded at the higher assessed rate for all of 2003. If the amount finally determined to be owed is higher or lower than the Company’s estimate, the Company would be required to recognize a corresponding reduction or increase in the accrued payroll tax liability as additional payroll tax expense or benefit in the period of such determination.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Data (Unaudited)

	Quarter ended

	March 31	June 30	Sept. 30	Dec. 31

	(in thousands, except per share amounts)
Year ended December 31, 2003:
Revenues	$225,520	$219,226	$217,849	$229,126
Gross profit	35,981	46,822	56,578	58,586
Operating income (loss)	(6,568)	2,747	13,778	14,317
Net income (loss)	(4,361)	1,713	7,476	8,036
Basic net income (loss) per share	(0.16)	0.06	0.28	0.30
Diluted net income (loss) per share	(0.16)	0.06	0.28	0.29
Year ended December 31, 2002:
Revenues	$195,958	$204,966	$218,069	$229,423
Gross profit	30,453	36,377	46,746	52,214
Operating income (loss)	(9,651)	(5,393)	6,489	8,622
Net income (loss)	(5,704)	(3,164)	3,779	1,008
Basic net income (loss) per share	(0.20)	(0.11)	0.14	0.04
Diluted net income (loss) per share	(0.20)	(0.11)	0.14	0.04
Year ended December 31, 2001:
Revenues	$171,139	$174,955	$182,808	$191,317
Gross profit	27,829	41,539	49,321	46,326
Operating income (loss)	(8,503)	4,779	13,291	8,972
Net income (loss)	(4,337)	3,774	8,659	2,261
Basic net income (loss) per share	(0.16)	0.14	0.32	0.08
Diluted net income (loss) per share	(0.16)	0.13	0.30	0.08

Index to Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Amended and Restated Rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

4.9	Amendment No. 1 to Amended and Restated Rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

4.10*	Amendment No. 2 to Amended and Restated Rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent.

4.11	Securities Purchase Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated January 27, 1998 and the Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 amending the Securities Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.12	Registration Rights Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.13	Warrant Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated March 10, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.14	Warrant Certificate No. 4 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

4.15	Warrant Certificate No. 5 for American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 1998).

10.1**	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2**	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3**	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4**	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5**	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6**	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.8	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.9	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.10	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.11	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.12*	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003.

10.13	Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc. dated March 10, 1998 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1998).

10.14	First Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated November 17, 1998 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 1998)).

10.15	Second Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc. and Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated April 11, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

10.16	Letter Agreement between Administaff, Inc. and American Express Travel Related Services Company, Inc., dated February 16, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s form 10-Q for the quarter ended March 31, 2001).

10.17	Letter Agreement between Administaff, Inc. and American Express Foundation, dated February 16, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001).

10.18	Third Amendment to the Marketing Agreement between American Express Travel Related Services Company, Inc., Administaff, Inc., Administaff Companies, Inc. and Administaff of Texas, Inc., dated June 21, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.19	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.20	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Auditors.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.