Form 10-Q
period 2004-03-31
ADMINISTAFF INC \DE\
filed 2004-05-06
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of April 30, 2004, 26,603,930 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	29
Part II
Item 1.Legal Proceedings	30
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities	30
Item 6. Exhibits and Reports on Form 8-K	31
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$94,833	$104,728
Restricted cash	5,311	4,584
Marketable securities	26,174	23,989
Accounts receivable:
Trade	890	5,752
Unbilled	89,970	53,033
Other	2,704	2,959
Prepaid insurance	11,538	22,554
Other current assets	5,510	7,468
Deferred income taxes	2,533	3,423

Total current assets	239,463	228,490
Property and equipment:
Land	2,920	2,920
Buildings and improvements	55,592	55,465
Computer hardware and software	50,512	49,822
Software development costs	18,837	18,699
Furniture and fixtures	28,099	27,997
Vehicles and aircraft	5,975	6,090

	161,935	160,993
Accumulated depreciation and amortization	(86,387)	(82,224)

Net property and equipment	75,548	78,769
Other assets:
Deposits	51,641	39,909
Other assets	725	903

Total other assets	52,366	40,812

Total assets	$367,377	$348,071

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
	(Unaudited)
Current liabilities:
Accounts payable	$1,157	$4,319
Payroll taxes and other payroll deductions payable	62,048	65,310
Accrued worksite employee payroll cost	85,257	65,503
Accrued health insurance costs	1,010	6,559
Accrued workers’ compensation costs	6,403	5,489
Other accrued liabilities	14,405	15,898
Income taxes payable	6,430	7,520
Current portion of long-term debt	1,875	1,860

Total current liabilities	178,585	172,458
Noncurrent liabilities:
Long-term debt	40,026	40,502
Accrued workers’ compensation costs	14,689	7,417
Deferred income taxes	4,689	5,060

Total noncurrent liabilities	59,404	52,979
Commitments and contingencies
Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	101,534	101,681
Treasury stock, at cost	(51,135)	(48,795)
Accumulated other comprehensive income, net of tax	3	—
Retained earnings	78,677	69,439

Total stockholders’ equity	129,388	122,634

Total liabilities and stockholders’ equity	$367,377	$348,071

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues (gross billings of $1.284 billion and $1.196 billion less worksite employee payroll cost of $1.032 billion and $971 million, respectively)	$252,047	$225,520
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	202,013	189,539

Gross profit	50,034	35,981
Operating expenses:
Salaries, wages and payroll taxes	22,299	20,344
General and administrative expenses	11,765	11,704
Commissions	2,544	2,886
Advertising	1,709	2,210
Depreciation and amortization	4,551	5,405

	42,868	42,549

Operating income (loss)	7,166	(6,568)
Other income (expense):
Interest income	366	315
Interest expense	(527)	(568)
Other, net	8,264	8

Net income (loss) before income tax expense (benefit)	15,269	(6,813)
Income tax expense (benefit)	6,031	(2,691)

Net income (loss) from continuing operations	9,238	(4,122)
Discontinued operations:
Loss from discontinued operations	—	(396)
Income tax benefit	—	(157)

Net loss from discontinued operations	—	(239)
Net income (loss)	$9,238	$(4,361)

Basic net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.35	$(0.15)
Loss from discontinued operations	—	(0.01)

Net income (loss)	$0.35	$(0.16)

Diluted net income (loss) per share of common stock:
Net income (loss) from continuing operations	$0.33	$(0.15)
Loss from discontinued operations	$—	$(0.01)

Net income (loss)	$0.33	$(0.16)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2004
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2003	30,839	$309	$101,681	$(48,795)	$—	$69,439	$122,634
Purchase of treasury stock	—	—	—	(3,149)	—	—	(3,149)
Exercise of stock options	—	—	(191)	694	—	—	503
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	31	82	—	—	113
Other	—	—	13	33	—	—	46
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	30	—	30
Realized gain	—	—	—	—	(27)	—	(27)
Net income	—	—	—	—	—	9,238	9,238

Comprehensive income							9,241

Balance at March 31, 2004	30,839	$309	$101,534	$(51,135)	$3	$78,677	$129,388

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,238	$(4,361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,588	5,490
Bad debt expense	51	256
Deferred income taxes	518	(443)
Gain on the disposition of assets	(14)	(8)
Changes in operating assets and liabilities:
Restricted cash	(727)	—
Accounts receivable	(31,871)	(4,536)
Prepaid insurance	11,016	3,364
Other current assets	1,958	465
Other assets	(11,599)	331
Accounts payable	(3,162)	(1,277)
Payroll taxes and other payroll deductions payable	(3,262)	(4,919)
Accrued worksite employee payroll expense	19,754	7,200
Accrued health insurance costs	(5,549)	(724)
Accrued workers’ compensation costs	8,186	4
Other accrued liabilities	(1,493)	(588)
Income taxes payable/receivable	(1,090)	(2,499)

Total adjustments	(12,696)	2,116

Net cash used in operating activities	(3,458)	(2,245)
Cash flows from investing activities:
Marketable securities:
Purchases	(5,448)	(7,826)
Proceeds from maturities	—	1,000
Proceeds from dispositions	3,304	3,464
Property and equipment:
Purchases	(884)	(1,009)
Investment in software development costs	(530)	(358)
Proceeds from dispositions	69	52

Net cash used in investing activities	(3,489)	(4,677)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from financing activities:
Purchase of treasury stock	$(3,149)	$(8,233)
Principal repayments on long-term debt and capital lease obligations	(461)	(449)
Proceeds from the exercise of stock options	503	—
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	113	163
Other	46	48

Net cash used in financing activities	(2,948)	(8,471)

Net decrease in cash and cash equivalents	(9,895)	(15,393)
Cash and cash equivalents at beginning of period	104,728	71,799

Cash and cash equivalents at end of period	$94,833	$56,406

Supplemental disclosures:
Cash paid for income taxes	$6,610	$93
Cash paid for interest	$495	$534

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004

1. Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the three months ended March 31, 2004 and 2003, revenues from the Company’s Texas markets represented 38% and 41% of the Company’s total revenues, respectively.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003. The consolidated balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at March 31, 2004, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended March 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved results in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes that are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related tax costs to be highest in the first quarter and then decline over the course of the year. Prior to 2004, the Company’s revenues related to each employee have been generally earned and collected at a relatively constant rate throughout the year; therefore, payment of such tax obligations had a substantial impact on the Company’s financial condition and results of operations during the first six months of the year.

     As a result of modifications to the Client Service Agreement (“CSA”), effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients (“New Billing System”). For clients active on the New Billing System in January of any year, the estimated payroll tax component of the comprehensive service fee is invoiced at a higher rate earlier in the year to more closely reflect the pattern of incurred payroll tax costs. However, new clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients. Accordingly, the impact of new and renewing clients invoiced on the New Billing System in January 2003, which represented approximately 20% of the Company’s client base, resulted in a partial offset of the Company’s historical earnings pattern in 2003. Substantially all clients have been invoiced by the New Billing System since January 2004. For those clients active on the New Billing System in the month of January 2004, a complete offset of the Company’s historical earnings pattern is expected. Other factors that affect direct costs could mitigate or enhance this trend.

Stock-Based Compensation

     At March 31, 2004, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
	March 31,
	2004	2003
	(in thousands)
Net income (loss), as reported	$9,238	$(4,361)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(626)	(2,135)

Pro forma net income (loss)	$8,612	$(6,496)

Net income (loss) per share:
Basic – as reported	$0.35	$(0.16)
Basic – pro forma	$0.32	$(0.24)
Diluted – as reported	$0.33	$(0.16)
Diluted – pro forma	$0.31	$(0.24)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 66% to 93%, expected life of five years, risk free interest rate ranging from 3.0% – 4.5% and a dividend yield of 0%. There were no options granted during the three months ended March 31, 2004. The weighted average fair value of options granted in the three months ended March 31, 2003 was $4.01.

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

2. Accounting Policies

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Tufts, Blue Shield of California, and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of March 31, 2004, the Company’s security deposit with United totaled $17.5 million and is included in deposits in the Company’s Consolidated Balance Sheet. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

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

     Under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the three months ended March 31, 2004, Plan Costs were greater than the cash funded to United by approximately $900,000, resulting in an accumulated cash surplus from the inception of the plan of approximately $9.1 million, which is included in prepaid insurance in the Company’s Consolidated Balance Sheets.

Workers’ Compensation Costs

     On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. Accordingly, the arrangement stipulates that the Company provide initial collateral of $10 million at the policy inception and an additional $3.03 million to be paid in three equal installments of $839,000 in December 2003, March 2004 and June 2004 with a final installment of $513,197, which is to be paid in September 2004. As of March 31, 2004, the total collateral held by AIG was $11.7 million, which is included in deposits in the Company’s Consolidated Balance Sheets.

     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG in an escrow account under AIG’s

Reinsurance Captive Asset Management Program (“RCAMP”), until claims are submitted and processed for payment to the insured. As of March 31, 2004, the total claim funds held in the RCAMP by AIG was $26.6 million, of which $5.3 million is included in restricted cash and $21.3 million is included in deposits in the Company’s Consolidated Balance Sheets.

     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. As of March 31, 2004, the Company has estimated $20.0 million in outstanding workers’ compensation claims, net of paid claims, and accrued such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at 2%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

     The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the quarter ended March 31, 2004 (in thousands):

Beginning balance	$12,000
Accrued claims	10,348
Present value discount	(663)
Paid claims	(1,685)

Ending balance	$20,000

Current portion of accrued claims	$5,311
Long-term portion of accrued claims	14,689

$20,000

3. Stockholders’ Equity

     The Company’s Board of Directors has authorized the repurchase of up to 7,000,000 shares of the Company’s outstanding common stock. As of March 31, 2004, the Company has repurchased 5,546,523 shares under this authorization at a total cost of $68.7 million, including 205,000 shares at a total cost of $3.1 million in the three months ended March 31, 2004.

4. Net Income (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Three Months Ended
	March 31,
	2004	2003
Basic net income (loss) per share – weighted average shares outstanding	26,641	27,427
Effect of dilutive securities:
Common stock options – treasury stock method	947	—

Diluted net income (loss) per share – weighted average shares outstanding plus effect of dilutive securities	27,588	27,427

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	4,088	6,992

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

Aetna Healthcare Litigation

     On November 5, 2001, the Company filed a lawsuit against Aetna Life Insurance Company (“Aetna”). The Company alleged, among other things, that during the third quarter of 2001, Aetna breached its contract with the Company. Aetna filed a counterclaim alleging, among other things, that the Company breached its contractual obligations to Aetna. On October 30, 2003, a jury returned a verdict in favor of the Company, awarding the Company $15.5 million in compensatory damages. On November 7, 2003, the court entered a final judgment in favor of Administaff in the amount of $15.5 million, with post judgment interest at a rate of 1.3% per annum. On December 10, 2003, the court granted Aetna’s motion to reduce the judgment to $10.6 million. Aetna subsequently filed its notice to appeal the judgment and other rulings of the trial court.

     During the first quarter of 2004, the Company and Aetna executed a settlement agreement. Under the terms of the agreement, Aetna paid $8.25 million to the Company and both parties released all claims and agreed to dismiss all court proceedings. The settlement is recorded in other income in the Company’s first quarter 2004 Consolidated Statements of Operations.

Class Action Litigation

     On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. Those lawsuits generally allege that the Company and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (i) the Company’s pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (ii) the matching of price and cost for health insurance on new and renewing client contracts; and (iii) the Company’s former method of reporting worksite employee payroll costs as revenue. The complaints seek unspecified damages, among other remedies. On March 31, 2004, the court entered an order consolidating all of the cases and appointing Carpenters Pension Trust for South California as “lead plaintiff” and Milberg Weiss Barshad Hynes & Lerach LLP as “lead counsel”. The lead plaintiff alleges that its losses are $352,000, although the alleged damages of the purported class have not been specified. The Company believes these claims are without merit and intends to vigorously defend this litigation. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

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

     In December 2001, as a result of the 2001 corporate reorganization, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment from the EDD (the “Notice”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board to protest the Notice. Pending a resolution of its protest, the Company has accrued and recorded at the higher assessed rate for all of 2003. If the amount finally determined to be owed is higher or lower than the Company’s estimate, the Company would be required to recognize a corresponding reduction or increase in the accrued payroll tax liability as additional payroll tax expense or benefit in the period of such determination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the 2003 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

•	Benefits costs – The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Tufts, Blue Shield of California, and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of March 31, 2004, the Company’s security deposit with United totaled $17.5 million and is included in deposits in the Company’s Consolidated Balance Sheet. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

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

Under the terms of the contract, United establishes plan participant cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the three months ended March 31, 2004, the Plan Costs were greater than the cash funded to United by approximately $900,000, resulting in an accumulated cash surplus from the inception of the plan of approximately $9.1 million, which is included in prepaid insurance in the Company’s Consolidated Balance Sheets.

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

•	Workers’ compensation costs – On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities.

The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. As of March 31, 2004, the Company has estimated and accrued $20.0 million in incurred but not reported workers’ compensation claims, net of paid claims, which is included in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at 2%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

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

Results of Operations

     Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     The following table presents certain information related to the Company’s results of operations for the three months ended March 31, 2004 and 2003.

	Three months ended
	March 31,
			%
	2004	2003	Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.284 billion and $1.196 billion less worksite employee payroll cost of $1.032 billion and $971 million, respectively)	$252,047	$225,520	11.8%
Gross profit	50,034	35,981	39.1%
Operating expenses	42,868	42,549	0.7%
Operating income (loss)	7,166	(6,568)	209.1%
Other income (expense)	8,103	(245)	3,407.3%
Net income (loss)	9,238	(4,361)	311.8%
Diluted net income (loss) per share of common stock	0.33	(0.16)	306.3%
Statistical Data:
Average number of worksite employees paid per month	74,792	76,425	(2.1)%
Revenues per worksite employee per month(1)	$1,123	$984	14.1%
Gross profit per worksite employee per month	223	157	42.0%
Operating expenses per worksite employee per month	191	186	2.7%
Operating income (loss) per worksite employee per month	32	(29)	210.3%
Net income (loss) per worksite employee per month	41	(19)	315.8%

(1)	Gross billings of $5,724 and $5,219 per worksite employee per month less payroll cost of $4,601 and $4,235 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues for the three months ended March 31, 2004 increased 11.8% over the same period in 2003 due to a 14.1%, or $139, increase in revenues per worksite employee per month, partially offset by a 2.1% decrease in the average number of worksite employees paid per month.

     The increase in revenue per worksite employee was primarily due to pricing increases, which approximated the net increases in direct costs, and a contractual change with clients enabling the Company to invoice its comprehensive service fee at a higher rate earlier in the year, which more closely reflects the pattern of employer-related payroll tax costs (“New Billing System”).

     Due to the contractual changes with clients and the resulting change in the Company’s billing patterns, the comparability of the Company’s regional revenue growth has been significantly impacted. By region, the Company’s revenue growth over the first quarter of 2003 and revenue distribution for the quarter ended March 31, 2004 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2004	2003	% Change	2004	2003
		(in thousands)		(% of total revenues)
Northeast	$35,567	$29,665	19.9%	14.1%	13.2%
Southeast	24,053	24,324	(1.1)%	9.5%	10.8%
Central	37,306	33,077	12.8%	14.8%	14.7%
Southwest	96,799	92,072	5.1%	38.4%	40.8%
West	56,986	45,444	25.4%	22.6%	20.2%
Other revenue	1,336	938	42.4%	0.6%	0.3%

Total revenue	$252,047	$225,520	11.8%	100.0%	100.0%

     The Company’s unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first quarter of 2004, all three sources of paid worksite employees improved as compared to the 2003 period.

     Gross Profit

     Gross profit for the first quarter of 2004 increased 39.1% to $50.0 million compared to the first quarter of 2003. The average gross profit per worksite employee increased 42.0% to $223 per month in the 2004 period from $157 per month in the 2003 period. This increase was primarily the result of the impact of the New Billing System, as pricing increases implemented over the past twelve months effectively offset direct cost increases. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating costs.

     While the Company’s revenues per worksite employee per month increased 14.1%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 8.8% to $900 per worksite employee per month in the first quarter of 2004 versus $827 in the first quarter of 2003.

•	Payroll tax costs – Payroll taxes increased 13.4 % or $60 per worksite employee per month compared to the first quarter of 2003. The overall cost of payroll taxes as a percentage of payroll cost increased to 9.5% in the 2004 period from 8.9% in the 2003 period. The increase was the result of higher weighted average effective state unemployment tax rates in the 2004 period as compared to the 2003 period. See “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 17 for a discussion of this matter.

•	Benefits costs – The cost of health insurance and related employee benefits increased 0.4%, or $10 per worksite employee per month over the first quarter of 2003. This increase is due to a 3.4% increase in the cost per covered employee offset by a decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 71.3% in the 2004 period from 71.8% in the 2003 period. See “Critical Accounting Policies and Estimates – Benefits Costs” on page 17 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs remained constant on a per worksite employee per month basis over the first quarter of 2003, and decreased to 1.37% of non-bonus payroll cost in the 2004 period from 1.46% in the 2003 period. During the three months ended March 31, 2004, the Company collected and recorded a $1.1 million insurance reimbursement related to a 2003 workers’ compensation claim settlement with the state of Texas. During the three months ended March 31, 2003, the Company incurred $1.0 million of workers’ compensation costs related to state surcharges associated with policies dating back to 1999 that were assessed by various states and passed through to the Company by its carrier. See “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 18 for a discussion of the Company’s accounting for workers’ compensation costs.

     Gross profit, measured as a percentage of revenue, increased to 19.9% in the 2004 period from 16.0% in the 2003 period.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,			Three months ended March 31,
	2004	2003	% change	2004	2003	% change
		(in thousands)		(per worksite employee per month)
Salaries, wages and payroll taxes	$22,299	$20,344	9.6%	$99	$89	11.2%
General and administrative expenses	11,765	11,704	0.5%	53	51	3.9%
Commissions	2,544	2,886	(11.9)%	11	13	(15.4)%
Advertising	1,709	2,210	(22.7)%	8	9	(11.1)%
Depreciation and amortization	4,551	5,405	(15.8)%	20	24	(16.7)%

Total operating expenses	$42,868	$42,549	0.7%	$191	$186	2.7%

     Operating expenses increased 0.7% over the first quarter of 2003 to $42.9 million. Operating expense per worksite employee increased to $191 per month in the 2004 period from $186 in the 2003 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 9.6%, or $10 per worksite employee per month, compared to the 2003 period, primarily due to the decline in the average number of worksite employees paid in the 2004 period compared to the 2003 period. The increase is also attributable to merit increases and promotions, and a slight increase in the number of corporate personnel over the 2003 period.

•	General and administrative expenses increased 0.5%, or $2 per worksite employee per month, compared to the first quarter of 2003.

•	Commissions expense decreased 11.9%, or $2 per worksite employee per month, compared to the 2003 period, due primarily to the decline in the average number of worksite employees paid in the 2004 period compared to the 2003 period.

•	Advertising costs decreased 22.7% or $1 per worksite employee per month compared to the first quarter of 2003 due to a shift in the timing of advertising efforts during the year.

•	Depreciation and amortization expense decreased 15.8%, or $4 per worksite employee per month, over the 2003 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2004 capital additions.

     Other Income (Expense)

     Other income (expense) increased from $(245,000) in the first quarter of 2003 to $8.1 million in the 2004 period, primarily due to the Company’s $8.25 million settlement of its dispute with Aetna during the first quarter of 2004. See Note 5 to the consolidated financial statements for a discussion of this matter.

     Income Tax Expense

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for both periods was 39.5%.

     Net Income

     Operating and net income per worksite employee per month was $32 and $41 in the 2004 period, versus operating and net loss of $29 and $19 in the 2003 period.

     Non-GAAP Financial Measures

     Non-bonus payroll cost is a non-GAAP financial measure that excludes the impact of bonus payrolls paid to the Company’s worksite employees. Bonus payroll cost varies from period to period, but has no direct impact to the Company’s ultimate workers’ compensation costs under the current program effective September 1, 2003. As a result, Administaff management refers to non-bonus payroll cost in analyzing, reporting and forecasting the company’s workers’ compensation costs. These non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Administaff includes these non-GAAP financial measures because the Company believes they are useful to investors in allowing for greater transparency related to the costs incurred under the Company’s current workers’ compensation program. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used to their most directly comparable GAAP financial measures as provided in the table below.

	Three months ended March 31,
	2004	2003	% Change
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$1,032,289	$970,970	6.3%
Less: Bonus payroll cost	(97,171)	(70,446)	37.9%

Non-bonus payroll cost	$935,118	$900,524	3.8%

Payroll cost per worksite employee (GAAP)	$4,601	$4,235	8.6%
Less: Bonus payroll cost per worksite employee	(433)	(307)	41.0%

Non-bonus payroll cost per worksite employee	$4,168	$3,928	6.1%

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

     The Company had $121.0 million in cash and cash equivalents and marketable securities at March 31, 2004, of which approximately $54.2 million was payable in April 2004 for withheld federal and state income taxes, employment taxes and other payroll deductions. At March 31, 2004, the Company had working capital of $60.9 million compared to $56.0 million at December 31, 2003.

     Cash Flows From Operating Activities

     The $1.2 million increase in net cash flows used in operating activities was primarily the result of $14.7 million of net changes in the Company’s operating asset and liability accounts offset by $13.6 million increase in net income over the 2003 period.

     Cash Flows Used in Investing Activities

     The Company invested $2.1 million in marketable securities, net of maturities and dispositions, and approximately $1.4 million in capital expenditures, primarily related to computer hardware and software, during the first quarter of 2004.

     Cash Flows Used in Financing Activities

     Cash flows used in financing activities primarily related to the repurchase of $3.1 million in treasury stock.

     Contractual Obligations and Commercial Commitments

     During the first quarter of 2004, the Company entered into a three-year purchase obligation totaling $5.25 million; of which $1.5 million and $3.75 million is expected to be paid within one year and two-to-three years, respectively.

Seasonality, Inflation and Quarterly Fluctuations

     Historically, the Company’s earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes, which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related tax costs to be highest in the first quarter and then decline over the course of the year. Prior to 2004, the Company’s revenues related to an individual employee were generally earned and collected at a relatively constant rate throughout the year, therefore, payment of such tax obligations had a substantial impact on the Company’s financial condition and results of operations during the first six months of the year.

     As a result of modifications to the CSA, effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients (“New Billing System”). For clients active on the New Billing System in January of any year, the estimated payroll tax component of the comprehensive service fee is invoiced at a higher rate earlier in the year to more closely reflect the pattern of estimated incurred payroll tax costs. However, new clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients. Accordingly, the impact of new and renewing clients invoiced on the New Billing System in January 2003, which represented approximately 20% of the Company’s client base, resulted in a partial offset of the Company’s historical earnings pattern in 2003. Substantially all clients have been invoiced by the New Billing System since January 2004. For those clients active on the New Billing System in the month of January 2004, a complete offset of the Company’s historical earnings pattern is expected. Other factors that affect direct costs could mitigate or enhance this trend.

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including, but not limited to, increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure, including the Company’s ability to maintain adequate financing for such projects; (v) the Company’s ability to effectively manage its 401(k) recordkeeping services; (vi) the effectiveness of the Company’s sales and marketing efforts, including the Company’s marketing arrangements with American Express and other companies; (vii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies; (viii) the Company’s liability for worksite employee payroll and benefits costs; and (ix) an adverse final judgment or settlement of claims against the Company. These factors are discussed in detail in the Company’s 2003 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     See Note 5 to financial statements, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Program (2)	the Program
01/01/2004 – 01/31/2004	—	$—	—	1,658,477
02/01/2004 – 02/29/2004	205,000	15.36	205,000	1,453,477
03/01/2004 – 03/31/2004	—	—	—	1,453,477

Total	205,000	$15.36	205,000	1,453,477

(1)	During the three months ended March 31, 2004, the Company purchased an aggregate of 205,000 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 1999 (the “Program”). Subsequent to January 28, 1999, the Company publicly announced several increases in the number of authorized shares approved by the board of directors.

(2)	The Company’s board of directors has approved the repurchase by the Company of up to an aggregate of 7,000,000 shares of Administaff common stock pursuant to the Program. Unless terminated earlier by resolution of the board of directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

Current Report on Form 8-K dated February 9, 2004, furnishing Items 7 and 12 for a press release announcing 2003 fourth quarter and full year results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.
Date: May 6, 2004	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.