Form 10-Q
period 2004-06-30
ADMINISTAFF INC \DE\
filed 2004-08-05
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of August 2, 2004, 26,294,831 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	34

Part II

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 6.	Exhibits and Reports on Form 8-K	36
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$75,902	$104,728
Restricted cash	10,975	4,584
Marketable securities	27,307	23,989
Accounts receivable:
Trade	1,377	5,752
Unbilled	86,850	53,033
Other	2,012	2,959
Prepaid insurance	10,546	22,554
Other current assets	2,621	7,468
Deferred income taxes	1,990	3,423

Total current assets	219,580	228,490
Property and equipment:
Land	2,920	2,920
Buildings and improvements	55,641	55,465
Computer hardware and software	50,175	49,822
Software development costs	18,734	18,699
Furniture and fixtures	28,278	27,997
Vehicles and aircraft	5,978	6,090

	161,726	160,993
Accumulated depreciation and amortization	(89,536)	(82,224)

Net property and equipment	72,190	78,769
Other assets:
Deposits	56,897	39,909
Other assets	579	903

Total other assets	57,476	40,812

Total assets	$349,246	$348,071

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2004	2003
	(Unaudited)
Current liabilities:
Accounts payable	$1,332	$4,319
Payroll taxes and other payroll deductions payable	45,281	65,310
Accrued worksite employee payroll cost	86,392	65,503
Accrued health insurance costs	654	6,559
Accrued workers’ compensation costs	12,185	5,489
Other accrued liabilities	13,796	15,898
Income taxes payable	271	7,520
Current portion of long-term debt	1,889	1,860

Total current liabilities	161,800	172,458
Noncurrent liabilities:
Long-term debt	39,548	40,502
Accrued workers’ compensation costs	15,915	7,417
Deferred income taxes	4,619	5,060

Total noncurrent liabilities	60,082	52,979
Commitments and contingencies
Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	101,489	101,681
Treasury stock, at cost	(55,789)	(48,795)
Accumulated other comprehensive income, net of tax	(133)	—
Retained earnings	81,488	69,439

Total stockholders’ equity	127,364	122,634

Total liabilities and stockholders’ equity	$349,246	$348,071

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues (gross billings of $1.254 billion, $1.161 billion, $2.538 billion and $2.357 billion, less worksite employee payroll cost of $1.021 billion, $942 million, $2.053 billion and $1.913 billion, respectively)	$232,892	$219,226	$484,939	$444,746
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	184,347	172,404	386,360	361,943

Gross profit	48,545	46,822	98,579	82,803
Operating expenses:
Salaries, wages and payroll taxes	21,083	20,603	43,382	40,947
General and administrative expenses	12,916	13,720	24,681	25,424
Commissions	2,778	2,656	5,322	5,542
Advertising	2,699	1,787	4,408	3,997
Depreciation and amortization	4,570	5,309	9,121	10,714

	44,046	44,075	86,914	86,624

Operating income (loss)	4,499	2,747	11,665	(3,821)
Other income (expense):
Interest income	648	263	1,014	578
Interest expense	(522)	(552)	(1,049)	(1,120)
Other, net	22	450	8,286	458

Income (loss) before income tax benefit	4,647	2,908	19,916	(3,905)
Income tax expense (benefit)	1,836	968	7,867	(1,723)

Net income (loss) from continuing operations	2,811	1,940	12,049	(2,182)
Discontinued operations:
Loss from discontinued operations	—	(373)	—	(769)
Income tax benefit	—	(146)	—	(303)

Net loss from discontinued operations	—	(227)	—	(466)
Net income (loss)	$2,811	$1,713	$12,049	$(2,648)

Basic net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.11	$0.07	$0.45	$(0.08)
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)

Basic net income (loss) per share	$0.11	$0.06	$0.45	$(0.10)

Diluted net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.10	$0.07	$0.44	$(0.08)
Loss from discontinued operations	$—	$(0.01)	$—	$(0.02)

Diluted net income (loss) per share	$0.10	$0.06	$0.44	$(0.10)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2004
(in thousands)
(Unaudited)

	Common Stock				Accumulated
	Issued		Additional		Other
			Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2003	30,839	$309	$101,681	$(48,795)	$—	$69,439	$122,634
Purchase of treasury stock	—	—	—	(8,278)	—	—	(8,278)
Exercise of stock options	—	—	(285)	1,048	—	—	763
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	71	177	—	—	248
Other	—	—	22	59	—	—	81
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(119)	—	(119)
Realized gain	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	12,049	12,049

Comprehensive income							11,916

Balance at June 30, 2004	30,839	$309	$101,489	$(55,789)	$(133)	$81,488	$127,364

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$12,049	$(2,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,212	10,821
Bad debt expense	203	207
Deferred income taxes	1,078	(1,563)
Loss (gain) on the disposition of assets	24	(480)
Changes in operating assets and liabilities:
Restricted cash	(6,392)	—
Accounts receivable	(28,698)	(2,377)
Prepaid insurance	12,007	(9,321)
Other current assets	4,847	5,457
Other assets	(16,756)	10,672
Accounts payable	(2,987)	(1,319)
Payroll taxes and other payroll deductions payable	(20,029)	(19,718)
Accrued worksite employee payroll expense	20,889	6,581
Accrued health insurance costs	(5,905)	533
Accrued workers’ compensation costs	15,195	336
Other accrued liabilities	(2,102)	224
Income taxes payable/receivable	(7,250)	(679)

Total adjustments	(26,664)	(626)

Net cash used in operating activities	(14,615)	(3,274)
Cash flows from investing activities:
Marketable securities:
Purchases	(16,796)	(11,801)
Proceeds from maturities	453	2,500
Proceeds from dispositions	12,797	5,256
Cash received for note receivable	—	2,709
Property and equipment:
Purchases	(2,159)	(2,518)
Investment in software development costs	(530)	(661)
Proceeds from dispositions	134	127
Proceeds from the sale of / investment in other companies	—	457

Net cash used in investing activities	(6,101)	(3,931)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from financing activities:
Purchase of treasury stock	$(8,278)	$(8,233)
Principal repayments on long-term debt and capital lease obligations	(924)	(891)
Proceeds from the exercise of stock options	763	236
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	248	292
Other	81	94

Net cash used in financing activities	(8,110)	(8,502)

Net decrease in cash and cash equivalents	(28,826)	(15,707)
Cash and cash equivalents at beginning of period	104,728	71,799

Cash and cash equivalents at end of period	$75,902	$56,092

Supplemental disclosures:
Cash paid for income taxes	$14,234	$231
Cash paid for interest	$984	$1,056

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

1. Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the six months ended June 30, 2004 and 2003, revenues from the Company’s Texas markets represented 39% and 41% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003. The consolidated balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s consolidated balance sheet at June 30, 2004, and the consolidated statements of operations, cash flows and stockholders’ equity for the interim periods ended June 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

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

Stock-Based Compensation

     At June 30, 2004, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income (loss) as reported	$2,811	$1,713	$12,049	$(2,648)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(697)	(1,831)	(1,323)	(3,966)

Pro forma net income (loss)	$2,114	$(118)	$10,726	$(6,614)

Net income (loss) per share:
Basic — as reported	$0.11	$0.06	$0.45	$(0.10)
Basic — pro forma	$0.08	$—	$0.40	$(0.24)
Diluted — as reported	$0.10	$0.06	$0.44	$(0.10)
Diluted — pro forma	$0.08	$—	$0.39	$(0.24)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 92% to 93%, expected life of five years, risk free interest rate ranging from 3.0% to 3.4% and a dividend yield of 0%. The weighted average fair value of options granted in the six months ended June 30, 2004 and 2003 was $12.23 and $4.71.

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

2. Accounting Policies

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Tufts, Blue Shield of California, and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of June 30, 2004, the Company’s security deposit with United totaled $17.5 million and is included in deposits in the Company’s Consolidated Balance Sheet. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

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

     Under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the three months ended June 30, 2004, Plan Costs were greater than the cash funded to United by $987,000, resulting in an accumulated cash surplus from the inception of the plan of $8.1 million, which is included in prepaid insurance in the Company’s Consolidated Balance Sheets.

Workers’ Compensation Costs

     On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. Accordingly, the arrangement stipulates that the Company provide initial collateral of $10 million at the policy inception and an additional $3.03 million to be paid in three equal installments of $839,000 in December 2003, March 2004 and June 2004 with a final installment of $513,197, which is to be paid in September 2004. As of June 30, 2004, the total collateral held by AIG was $12.5 million, which is included in deposits in the Company’s Consolidated Balance Sheets.

     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG in an escrow account under AIG’s

Reinsurance Captive Asset Management Program (“RCAMP”), until claims are submitted and processed for payment to the insured. As of June 30, 2004, the total claim funds held in the RCAMP by AIG was $36.7 million, of which $11.0 million is included in restricted cash and $25.7 million is included in deposits in the Company’s Consolidated Balance Sheets.

     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions, resulting from changes in actual claims experience and other trends, are incorporated into the Company's workers' compensation claims cost estimates. As of June 30, 2004, the Company has estimated $26.9 million in outstanding workers’ compensation claims, net of paid claims, and accrued such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at an average rate of 2.3%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

     The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the six months ended June 30, 2004 (in thousands):

Beginning balance	$12,000
Accrued claims	20,457
Present value discount	(1,726)
Paid claims	(3,841)

Ending balance	$26,890

Current portion of accrued claims	$10,975
Long-term portion of accrued claims	15,915

$26,890

3. Stockholders’ Equity

     The Company’s Board of Directors has authorized the repurchase of up to 7,000,000 shares of the Company’s outstanding common stock, including 1,000,000 shares authorized in February 2004. As of June 30, 2004, the Company has repurchased 5,879,523 shares under this authorization at a total cost of $73.8 million, including 538,000 shares at a total cost of $8.3 million in the six months ended June 30, 2004.

4. Net Income (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic net income (loss) per share — weighted average shares outstanding	26,418	26,579	26,530	27,000
Effect of dilutive securities:
Common stock options — treasury stock method	894	235	920	—

Diluted net income (loss) per share — weighted average shares outstanding plus effect of dilutive securities	27,312	26,814	27,450	27,000

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	3,458	5,682	3,773	6,455

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

Class Action Litigation

     On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. Those lawsuits generally allege that the Company and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (i) the Company’s pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (ii) the matching of price and cost for health insurance on new and renewing client contracts; and (iii) the Company’s former method of reporting worksite employee payroll costs as revenue. The complaints sought unspecified damages, among other remedies. On March 31, 2004, the court entered an order consolidating all of the cases and appointing Carpenters Pension Trust for South California as “lead plaintiff” and Milberg Weiss Barshad Hynes & Lerach LLP as “lead counsel”. The lead plaintiff alleges that its losses are $352,000, although the alleged damages of the purported class have not been specified.

     In May 2004, the lead plaintiff filed its Consolidated Complaint, which amended and consolidated the seven previously filed cases. In the Consolidated Complaint, the lead plaintiff has essentially abandoned the allegations of fraud contained in the initial seven lawsuits. Through the Consolidated Complaint, the lead plaintiff now generally asserts, among other things, that the Company and certain of its officers and directors fraudulently made false and misleading statements regarding the cost of its health plan during 2001 and 2002. In June 2004, the Company filed a motion to dismiss the Consolidated Complaint. The Company believes these claims are without merit and intends to vigorously defend this litigation. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

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

     In December 2001, as a result of the 2001 corporate reorganization, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment from the EDD (the “Notice”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the Notice. Pending a resolution of its protest, in the fourth quarter of 2003 the Company accrued and recorded at the higher assessed rate for all of 2003.

     In June 2004, the Company agreed to settle its dispute with the EDD for $3.3 million (“Settlement”). As a result of the Settlement, the Company reduced its accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement is subject to final approval by the California Attorney General’s office and the ALJ. While the Company expects final approval of the Settlement, if the Settlement amount finally approved is higher or lower than the Company’s estimate, the Company would be required to recognize a corresponding reduction or increase in the accrued payroll tax liability as additional payroll tax expense or benefit in the period of such determination.

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

     The Company believes the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue and direct cost recognition — The Company accounts for its revenues in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

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

•	Benefits costs — The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Tufts, Blue Shield of California, and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of June 30, 2004, the Company’s security deposit with United totaled $17.5 million and is included in deposits in the Company’s Consolidated Balance Sheet. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

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

Under the terms of the contract, United establishes plan participant cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the three months ended June 30, 2004, the Plan Costs were greater than the cash funded to United by $987,000, resulting in an accumulated cash surplus from the inception of the plan of $8.1 million, which is included in prepaid insurance in the Company’s Consolidated Balance Sheets.

•	State unemployment taxes — The Company records its state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. The Company must estimate its expected SUI tax rate in those states for which tax rate notices have not yet been received.

As a result of the 2001 corporate restructuring, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment from the EDD (“the Notice”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the Notice. Pending a resolution of its protest, in the fourth quarter of 2003 the Company accrued and recorded at the higher assessed rate for all of 2003.

In June 2004, the Company agreed to settle its dispute with the EDD for $3.3 million (“Settlement”). As a result of the Settlement, the Company reduced its accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement is subject to final approval by the California Attorney General’s office and the ALJ. While the Company expects final approval of the Settlement, if the Settlement amount finally approved is higher or lower than the Company’s estimate, the Company would be required to recognize a corresponding reduction or increase in the accrued payroll tax liability as additional payroll tax expense or benefit in the period of such determination.

•	Workers’ compensation costs — On September 1, 2003, the Company obtained a workers’ compensation policy commencing on September 1, 2003 and ending on September 16, 2004 (“2004 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities.

The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions, resulting from changes in actual claims experience and other trends, are incorporated into the Company's workers' compensation claims cost estimates. As of June 30, 2004, the Company has estimated and accrued $26.9 million in incurred but not reported workers’ compensation claims, net of paid claims, which is included in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at an average rate of 2.3%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

•	Contingent liabilities — The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting

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

•	Deferred taxes — The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should the Company determine that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its comprehensive service fees. The Company believes that the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including: (i) the fact that the Company is at risk for the payment of its direct costs and worksite employee payroll costs regardless of whether its clients pay their comprehensive service fees; (ii) the large volume and dollar amount of transactions processed by the Company; and (iii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, losses related to customer nonpayment have historically been low as a percentage of revenues. However, if the financial condition of the Company’s customers were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Property and equipment — The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

Results of Operations

     Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

     The following table presents certain information related to the Company’s results of operations for the three months ended June 30, 2004 and 2003.

	Three months ended
	June 30,		%
	2004	2003	Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.254 billion and $1.161 billion, less worksite employee payroll cost of $1.021 billion and $942 million, respectively)	$232,892	$219,226	6.2%
Gross profit	48,545	46,822	3.7%
Operating expenses	44,046	44,075	(0.1)%
Operating income	4,499	2,747	63.8%
Other income	148	161	(8.1)%
Net income	2,811	1,713	64.1%
Diluted net income per share of common stock	0.10	0.06	66.7%
Statistical Data:
Average number of worksite employees paid per month	77,209	75,103	2.8%
Revenues per worksite employee per month(1)	$1,005	$973	3.3%
Gross profit per worksite employee per month	210	208	1.0%
Operating expenses per worksite employee per month	190	196	(3.1)%
Operating income per worksite employee per month	20	12	66.7%
Net income per worksite employee per month	12	8	50.0%

(1)	Gross billings of $5,413 and $5,152 per worksite employee per month less payroll cost of $4,408 and $4,179 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues for the second quarter of 2004 increased 6.2% over the 2003 period due to a 3.3%, or $32, increase in revenues per worksite employee per month and a 2.8% increase in the average number of worksite employees paid per month.

     The increase in revenue per worksite employee was primarily due to pricing increases and a contractual change with clients enabling the Company to invoice its comprehensive service fee at a higher rate earlier in the year, which more closely reflects the pattern of employer-related payroll tax costs (“New Billing System”).

     By region, the Company’s revenue growth over the second quarter of 2003 and revenue distribution for the quarter ended June 30, 2004 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2004	2003	% Change	2004	2003
	(in thousands)			(% of total revenues)
Northeast	$31,039	$28,544	8.7%	13.3%	13.0%
Southeast	22,021	23,939	(8.0)%	9.5%	10.9%
Central	33,466	31,582	6.0%	14.4%	14.4%
Southwest	92,485	87,990	5.1%	39.7%	40.2%
West	52,270	46,090	13.4%	22.4%	21.0%
Other revenue	1,611	1,081	49.0%	0.7%	0.5%

Total revenue	$232,892	$219,226	6.2%	100.0%	100.0%

     The Company’s unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2004, all three sources of paid worksite employees improved as compared to the 2003 period.

Gross Profit

     Gross profit for the second quarter of 2004 increased 3.7% to $48.5 million compared to the second quarter of 2003. The average gross profit per worksite employee increased 1.0% to $210 per month in the 2004 period from $208 per month in the 2003 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and operating expenses.

     While the Company’s revenues per worksite employee per month increased 3.3%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 3.9% to $795 per worksite employee per month in the second quarter of 2004 versus $765 in the second quarter of 2003.

•	Payroll tax costs — Payroll taxes increased 9.2 % or $19 per worksite employee per month compared to the second quarter of 2003. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.41% in the 2004 period from 7.36% in the 2003 period. The increase was the result of higher weighted average effective state unemployment tax rates in the 2004 period as compared to the 2003 period, offset in part by the $2.3 million, or $10 per worksite employee per month, reduction of payroll tax expense related to the settlement agreement with the state of California. See “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 18 for a discussion of this matter.

•	Benefits costs — The cost of health insurance and related employee benefits increased 8.3%, or $20 per worksite employee per month over the second quarter of 2003. This increase is due to a 5.8% increase in the cost per covered employee offset by a decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 70.2% in the 2004 period from 70.5% in the 2003 period. See “Critical Accounting Policies and Estimates — Benefits Costs” on page 18 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs decreased 12.9%, or $10 per worksite employee per month compared to the second quarter of 2003, and decreased to 1.34% of non-bonus payroll cost in the 2004 period from 1.67% in the 2003 period. During the 2003 period, the Company incurred a $2.5 million, or $11 per worksite employee per month, charge related to the write-off of the Company’s workers’ compensation dividend receivable due to collectibility concerns. See “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 19 for a discussion of the Company’s accounting for workers’ compensation costs.

          Gross profit, measured as a percentage of revenue, decreased to 20.8% in the 2004 period from 21.4% in the 2003 period.

Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2004 and 2003.

	Three months ended June 30,			Three months ended June 30,
	2004	2003	% change	2004	2003	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$21,083	$20,603	2.3%	$91	$91	—
General and administrative expenses	12,916	13,720	(5.9)%	56	61	(8.2)%
Commissions	2,778	2,656	4.6%	12	12	—
Advertising	2,699	1,787	51.0%	11	8	37.5%
Depreciation and amortization	4,570	5,309	(13.9)%	20	24	(16.7)%

Total operating expenses	$44,046	$44,075	(0.1)%	$190	$196	(3.1)%

     Operating expenses remained flat with the second quarter of 2003. Operating expense per worksite employee decreased to $190 per month in the 2004 period from $196 in the 2003 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 2.3%, but remained flat on a per worksite employee per month basis compared to the 2003 period.

•	General and administrative expenses decreased 5.9%, or $5 per worksite employee per month, compared to the second quarter of 2003, due primarily to higher legal fees in the 2003 period associated with the legal dispute with Aetna.

•	Commissions expense increased 4.6%, but remained constant on a per worksite employee per month basis compared to the 2003 period.

•	Advertising costs increased 51.0% or $3 per worksite employee per month compared to the second quarter of 2003, as a result of additional radio advertising and business promotions in 2004.

•	Depreciation and amortization expense decreased 13.9%, or $4 per worksite employee per month, compared to the 2003 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2004 capital additions.

     Other Income (Expense)

     Other income (expense) decreased from $161,000 in the second quarter of 2003 to $148,000 in the 2004 period. In 2003, the Company recorded a gain of $457,000 from the sale of an investment. In 2004, the Company’s interest income increased to $648,000 due to increased cash balances, including cash held in the workers’ compensation plan.

     Income Tax Expense

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for both periods was 39.5%.

     Net Income

     Operating and net income per worksite employee per month was $20 and $12 in the 2004 period, versus $12 and $8 in the 2003 period.

     Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003.

     The following table presents certain information related to the Company’s results of operations for the six months ended June 30, 2004 and 2003.

	Six months ended
	June 30,		%
	2004	2003	Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.538 billion and $2.357 billion, less worksite employee payroll cost of $2.053 billion and $1.913 billion, respectively)	$484,939	$444,746	9.0%
Gross profit	98,579	82,803	19.1%
Operating expenses	86,914	86,624	0.3%
Operating income (loss)	11,665	(3,821)	405.3%
Other income (expense)	8,251	(84)	9,922.6%
Net income (loss)	12,049	(2,648)	555.0%
Diluted net income (loss) per share of common stock	0.44	(0.10)	540.0%
Statistical Data:
Average number of worksite employees paid per month	76,001	75,764	0.3%
Revenues per worksite employee per month(1)	$1,063	$978	8.7%
Gross profit per worksite employee per month	216	182	18.7%
Operating expenses per worksite employee per month	191	191	—
Operating income (loss) per worksite employee per month	25	(9)	377.8%
Net income (loss) per worksite employee per month	26	(6)	533.3%

(1)	Gross billings of $5,566 and $5,186 per worksite employee per month less payroll cost of $4,503 and $4,207 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues for the six months ended June 30, 2004 increased 9.0% over the same period in 2003 due to an 8.7%, or $85, increase in revenues per worksite employee per month and a 0.3% increase in the average number of worksite employees paid per month.

     The increase in revenue per worksite employee was primarily due to pricing increases and a contractual change with clients enabling the Company to invoice its comprehensive service fee at a higher rate earlier in the year, which more closely reflects the pattern of employer-related payroll tax costs.

     Due to the contractual changes resulting in the acceleration of the payroll tax allocation component of its comprehensive service fee, the comparability of the Company’s regional revenue growth has been impacted. By region, the Company’s revenue growth over the first half of 2003 and revenue distribution for the six months ended June 30, 2004 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003
	(in thousands)			(% of total revenues)
Northeast	$66,606	$58,210	14.4%	13.7%	13.1%
Southeast	46,074	48,263	(4.5)%	9.5%	10.9%
Central	70,771	64,659	9.5%	14.6%	14.5%
Southwest	189,284	180,062	5.1%	39.0%	40.5%
West	109,256	91,534	19.4%	22.6%	20.6%
Other revenue	2,948	2,018	46.1%	0.6%	0.4%

Total revenue	$484,939	$444,746	9.0%	100.0%	100.0%

     The Company’s unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the six months ended June 30, 2004, all three sources of paid worksite employees improved as compared to the 2003 period.

     The Company generates sales leads from five primary sources: direct sales efforts, advertising, referrals, market alliances and the Internet. The Company has marketing alliances with American Express and other companies that target small businesses. In 2003, the American Express marketing alliance produced 13.2% of the Company’s sales leads. Beginning in January 2004, the Company began replacing substantially all the leads historically generated from the American Express marketing alliance with other specifically targeted alliances and lead development programs. As a result, in the first six months of 2004, the Company did not generate a significant level of sales leads from the American Express marketing alliance.

     Gross Profit

     Gross profit for the first half of 2004 increased 19.1% to $98.6 million compared to the first half of 2003. The average gross profit per worksite employee increased 18.7% to $216 per month in the 2004 period from $182 per month in the 2003 period. This increase was primarily the result of the impact of the New Billing System. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating expenses.

     While the Company’s revenues per worksite employee per month increased 8.7%, the Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 6.4% to $847 per worksite employee per month in the first half of 2004 versus $796 in the first half of 2003.

•	Payroll tax costs - Payroll taxes increased 11.5%, or $38, per worksite employee per month compared to the first half of 2003. The overall cost of payroll taxes as a percentage of payroll cost increased to 8.46% in the 2004 period from 8.14% in the 2003 period. The increase was the result of higher weighted average effective state unemployment tax rates in the 2004 period as compared to the 2003 period, offset by the $2.3 million, or $5 per worksite employee per month, reduction of payroll tax expense related to the settlement agreement with the state of California. See “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 18 for a discussion of this matter.

•	Benefits costs - The cost of health insurance and related employee benefits increased 4.3%, or $15 per worksite employee per month, over the first half of 2003. This increase is due to a 4.6% increase in the cost per covered employee offset by a decrease in the percentage of worksite employees covered under the Company’s health insurance plans to 70.7% in the 2004 period from 71.2% in the 2003 period. See “Critical Accounting Policies and Estimates — Benefits Costs” on page 18 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs - Workers’ compensation costs decreased 8.1%, or $5 per worksite employee per month, compared to the first half of 2003, and decreased to 1.35% of non-bonus payroll cost in the 2004 period from 1.56% in the 2003 period. During the six months ended June 30, 2004, the Company collected and recorded a $1.1 million insurance reimbursement related to a 2003 workers’ compensation claim settlement with the state of Texas. During the six months ended June 30, 2003, the Company incurred a $2.5 million charge related to its workers’ compensation dividend receivable due to collectibility concerns and $1.0 million of workers’ compensation costs related to state surcharges associated with policies dating back to 1999 that were assessed by various states and passed through to the Company by a former carrier. See “Critical Accounting Policies and Estimates - Workers’ Compensation Costs” on page 19 for a discussion of the Company’s accounting for workers’ compensation costs.

     Gross profit, measured as a percentage of revenue, increased to 20.3% in the 2004 period from 18.6% in the 2003 period.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2004 and 2003.

	Six months ended June 30,			Six months ended June 30,
	2004	2003	% change	2004	2003	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$43,382	$40,947	5.9%	$95	$90	5.6%
General and administrative expenses	24,681	25,424	(2.9)%	54	56	(3.6)%
Commissions	5,322	5,542	(4.0)%	12	12	—
Advertising	4,408	3,997	10.3%	10	9	11.1%
Depreciation and amortization	9,121	10,714	(14.9)%	20	24	(16.7)%

Total operating expenses	$86,914	$86,624	0.3%	$191	$191	—

     Operating expenses increased 0.3% over the first six months of 2003 to $86.9 million. Operating expense per worksite employee per month remained constant at $191 in the 2004 and 2003 periods. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 5.9%, or $5 per worksite employee per month, compared to the 2003 period due to merit increases and promotions and a slight increase in the number of corporate personnel.

•	General and administrative expenses decreased 2.9%, or $2, per worksite employee per month, compared to the first half of 2003. The decrease is due to higher legal fees in the 2003 period associated with the legal dispute with Aetna.

•	Commissions expense decreased 4.0% and remained flat on a per worksite employee per month basis compared to the 2003 period.

•	Advertising costs increased 10.3% or $1, per worksite employee per month compared to the first half of 2003 as a result of additional radio advertising in 2004.

•	Depreciation and amortization expense decreased 14.9%, or $4 per worksite employee per month, compared to the 2003 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2004 capital additions.

     Other Income (Expense)

     Other income (expense) increased from a net expense of $84,000 in the first half of 2003 to net other income of $8.3 million in the 2004 period, primarily due to the Company’s $8.25 million settlement of its dispute with Aetna during the first six months of 2004. See Note 5 to the consolidated financial statements for a discussion of this matter.

     Income Tax Expense

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for both periods was 39.5%.

     Net Income (Loss)

     Operating and net income per worksite employee per month was $25 and $26 in the 2004 period, versus an operating loss and net loss $9 and $6 in the 2003 period.

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

	Three months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$1,020,997	$941,631	8.4%	$2,053,287	$1,912,601	7.4%
Less: Bonus payroll cost	52,099	48,768	6.8%	149,270	119,214	25.2%

Non-bonus payroll cost	$968,898	$892,863	8.5%	$1,904,017	$1,793,387	6.2%

Payroll cost per worksite employee (GAAP)	$4,408	$4,179	5.5%	$4,503	$4,207	7.0%
Less: Bonus payroll cost per worksite employee	225	216	4.2%	327	262	24.8%

Non-bonus payroll cost per worksite employee worksite employee	$4,183	$3,963	5.6%	$4,176	$3,945	5.9%

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

     The Company is currently negotiating the renewal of its workers’ compensation plan that expires on September 16, 2004. The company does not anticipate any cost increases or significant additional collateral requirements.

     The Company had $103.2 million in cash and cash equivalents and marketable securities at June 30, 2004, of which approximately $38.5 million was payable in July 2004 for withheld federal and state income taxes, employment taxes and other payroll deductions. At June 30,

2004, the Company had working capital of $57.8 million compared to $56.0 million at December 31, 2003.

     Cash Flows From Operating Activities

     The $11.3 million increase in net cash flows used in operating activities in the 2004 period over the 2003 period was primarily the result of $27.6 million of net changes in the Company’s operating asset and liability accounts, offset by the $14.7 million increase in net income (loss) over the 2003 period.

     Cash Flows Used in Investing Activities

     The Company invested $3.5 million in marketable securities, net of maturities and dispositions, and approximately $2.7 million in capital expenditures, primarily related to computer hardware and software, during the first half of 2004.

     Cash Flows Used in Financing Activities

     Cash flows used in financing activities primarily related to the repurchase of $8.3 million in treasury stock.

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

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep its stockholders and the public informed about the Company’s operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. Administaff bases the forward-looking statements on its current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that Administaff cannot predict. In addition, Administaff has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) changes in the Company’s direct costs and operating expenses including, but not limited to, increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of the Company’s operations; (iv) the estimated costs and effectiveness of capital projects and investments in technology and infrastructure, including the Company’s ability to maintain adequate financing for such projects; (v) the Company’s ability to effectively manage its 401(k) recordkeeping services; (vi) the effectiveness of the Company’s sales and marketing efforts; (vii) changes in the competitive environment in the PEO industry, including the entrance of new competitors and the Company’s ability to renew or replace client companies; (viii) the Company’s liability for worksite employee payroll and benefits costs; and (ix) an adverse final judgment or settlement of claims against the Company. These factors are discussed in detail in the Company’s 2003 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of the Company’s operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

ITEM 4. CONTROLS AND PROCEDURES.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     See Note 5 to financial statements, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information about purchases by the Company during the three months ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased(1)	Paid per Share	Announced Program(2)	the Program
04/01/2004 - 04/30/2004	—	—	—	1,453,477
05/01/2004 - 05/31/2004	333,000	15.40	333,000	1,120,477
06/01/2004 - 06/30/2004	—	—	—	1,120,477
Total	333,000	$15.40	333,000	1,120,477

(1)	During the three months ended June 30, 2004, the Company purchased an aggregate of 333,000 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 1999 (the “Program”). Subsequent to January 28, 1999, the Company publicly announced several increases in the number of authorized shares approved by the board of directors.

(2)	The Company’s board of directors has approved the repurchase by the Company of up to an aggregate of 7,000,000 shares of Administaff common stock pursuant to the Program. Unless terminated earlier by resolution of the board of directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An Annual Meeting of Stockholders of the Company was held on May 6, 2004. At the Meeting, holders of 22,741,271 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the two proposals voted on at the Meeting, both of which were approved, is set forth below:

1. Election of Class III Directors to serve until the Annual Meeting of Stockholders in 2007.

	For	Withheld
Jack M. Fields, Jr.	22,514,742	226,529
Paul S. Lattanzio	22,229,384	511,887
Richard G. Rawson	22,264,133	477,138

Directors continuing in office were Michael W. Brown, Eli Jones, Gregory E. Petsch, Paul J. Sarvadi and Austin P. Young.

2. Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2004.

For	Against	Abstain
22,095,057	641,063	5,151

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

          Current Report on Form 8-K dated May 3, 2004, furnishing Items 7 and 12 for a press release announcing 2004 first quarter results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.
Date: August 5, 2004	By: /s/ Douglas S. Sharp
Douglas S. Sharp
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.