Form 10-Q
period 2004-09-30
ADMINISTAFF INC \DE\
filed 2004-11-05
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File No. 1-13998

Administaff, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0479645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive Kingwood, Texas	77339
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (281) 358-8986

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ✓   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ✓   No

     As of November 1, 2004, 25,449,217 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

	Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	34
	Part II
Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities	36
Item 6.	Exhibits	37
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current assets:
Cash and cash equivalents	$88,467	$104,728
Restricted cash	15,793	4,584
Marketable securities	28,199	23,989
Accounts receivable:
Trade	1,303	5,752
Unbilled	67,676	53,033
Other	2,448	2,959
Prepaid insurance	12,165	22,554
Other current assets	4,951	7,468
Income tax receivable	3,435	—
Deferred income taxes	505	3,423

Total current assets	224,942	228,490
Property and equipment:
Land	2,920	2,920
Buildings and improvements	55,998	55,465
Computer hardware and software	50,516	49,822
Software development costs	18,734	18,699
Furniture and fixtures	28,327	27,997
Vehicles and aircraft	5,954	6,090

	162,449	160,993
Accumulated depreciation and amortization	(93,211)	(82,224)

Net property and equipment	69,238	78,769
Other assets:
Deposits — health care	18,329	18,314
Deposits — workers’ compensation	44,184	21,357
Other assets	775	1,141

Total other assets	63,288	40,812

Total assets	$357,468	$348,071

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current liabilities:
Accounts payable	$1,586	$4,319
Payroll taxes and other payroll deductions payable	45,930	65,310
Accrued worksite employee payroll cost	88,960	65,503
Accrued health insurance costs	1,703	6,559
Accrued workers’ compensation costs	17,053	5,489
Other accrued liabilities	17,357	15,898
Income taxes payable	—	7,520
Current portion of long-term debt	1,900	1,860

Total current liabilities	174,489	172,458
Noncurrent liabilities:
Long-term debt	39,072	40,502
Accrued workers’ compensation costs	18,601	7,417
Deferred income taxes	2,971	5,060

Total noncurrent liabilities	60,644	52,979
Commitments and contingencies
Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	101,454	101,681
Treasury stock, at cost	(64,451)	(48,795)
Accumulated other comprehensive income, net of tax	(77)	—
Retained earnings	85,100	69,439

Total stockholders’ equity	122,335	122,634

Total liabilities and stockholders’ equity	$357,468	$348,071

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues (gross billings of $1.323 billion, $1.157 billion, $3.861 billion and $3.515 billion, less worksite employee payroll cost of $1.087 billion, $940 million, $3.141 billion and $2.852 billion, respectively)	$235,865	$217,849	$720,804	$662,595
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	188,193	161,271	574,553	523,214

Gross profit	47,672	56,578	146,251	139,381
Operating expenses:
Salaries, wages and payroll taxes	21,779	19,974	65,161	60,921
General and administrative expenses	12,322	12,613	37,003	38,037
Commissions	2,557	2,588	7,879	8,130
Advertising	1,547	2,297	5,955	6,294
Depreciation and amortization	4,376	5,328	13,497	16,042

	42,581	42,800	129,495	129,424

Operating income	5,091	13,778	16,756	9,957
Other income (expense):
Interest income	606	595	1,620	1,173
Interest expense	(517)	(548)	(1,566)	(1,668)
Other, net	(37)	22	8,249	480

Income before income tax expense	5,143	13,847	25,059	9,942
Income tax expense	1,531	5,470	9,398	3,747

Net income from continuing operations	3,612	8,377	15,661	6,195
Discontinued operations:
Loss from discontinued operations	—	(1,334)	—	(2,103)
Income tax benefit	—	(433)	—	(736)

Net loss from discontinued operations	—	(901)	—	(1,367)
Net income	$3,612	$7,476	$15,661	$4,828

Basic net income per share of common stock:
Income from continuing operations	$0.14	$0.31	$0.60	$0.23
Loss from discontinued operations	$—	$(0.03)	$—	$(0.05)

Basic net income per share	$0.14	$0.28	$0.60	$0.18

Diluted net income per share of common stock:
Income from continuing operations	$0.14	$0.31	$0.58	$0.23
Loss from discontinued operations	$—	$(0.03)	$—	$(0.05)

Diluted net income per share	$0.14	$0.28	$0.58	$0.18

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands)
(Unaudited)

	Common Stock				Accumulated
	Issued		Additional		Other
			Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2003	30,839	$309	$101,681	$(48,795)	$—	$69,439	$122,634
Purchase of treasury stock	—	—	—	(17,153)	—	—	(17,153)
Exercise of stock options	—	—	(321)	1,130	—	—	809
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	76	265	—	—	341
Other	—	—	18	102	—	—	120
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(63)	—	(63)
Realized gain	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	15,661	15,661

Comprehensive income							15,584

Balance at September 30, 2004	30,839	$309	$101,454	$(64,451)	$(77)	$85,100	$122,335

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$15,661	$4,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,659	17,293
Bad debt expense	358	161
Deferred income taxes	879	(394)
Loss (gain) on the disposition of assets	59	(495)
Changes in operating assets and liabilities:
Restricted cash	(11,209)	(1,512)
Accounts receivable	(10,041)	(3,989)
Prepaid insurance	10,389	(8,314)
Other current assets	2,517	(337)
Other assets	(22,617)	(1,336)
Accounts payable	(2,733)	(749)
Payroll taxes and other payroll deductions payable	(19,380)	(23,124)
Accrued worksite employee payroll expense	23,457	7,730
Accrued health insurance costs	(4,856)	(3,281)
Accrued workers’ compensation costs	22,748	3,822
Other accrued liabilities	1,459	3,800
Income taxes payable/receivable	(10,955)	3,142

Total adjustments	(6,266)	(7,583)

Net cash provided by (used in) operating activities	9,395	(2,755)
Cash flows from investing activities:
Marketable securities:
Purchases	(17,922)	(21,943)
Proceeds from maturities	454	6,500
Proceeds from dispositions	13,081	7,405
Cash received for note receivable	—	2,709
Property and equipment:
Purchases	(4,169)	(5,934)
Proceeds from dispositions	173	188
Proceeds from the sale of investment in other companies	—	457

Net cash used in investing activities	(8,383)	(10,618)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from financing activities:
Purchase of treasury stock	$(17,153)	$(8,233)
Principal repayments on long-term debt and capital lease obligations	(1,390)	(1,334)
Proceeds from the exercise of stock options	809	333
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	341	405
Other	120	124

Net cash used in financing activities	(17,273)	(8,705)

Net decrease in cash and cash equivalents	(16,261)	(22,078)
Cash and cash equivalents at beginning of period	104,728	71,799

Cash and cash equivalents at end of period	$88,467	$49,721

Supplemental disclosures:
Cash paid for income taxes	$19,670	$297
Cash paid for interest	$1,470	$1,571

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

1.	Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the nine months ended September 30, 2004 and 2003, revenues from the Company’s Texas markets represented 39% and 40% of the Company’s total revenues, respectively.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003. The Consolidated Balance Sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s Consolidated Balance Sheet at September 30, 2004, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the interim periods ended September 30, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. Historically, the Company’s earnings pattern has included losses in the first quarter, followed by improved results in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes that are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related tax costs to be highest in the first quarter and then decline over the course of the year. Prior to 2004, the Company’s revenues related to each employee have been generally earned and collected at a relatively constant rate throughout the year; therefore, payment of such tax obligations had a substantial impact on the Company’s financial condition and results of operations during the first nine months of the year.

     As a result of modifications to the Client Service Agreement, effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients (“New Billing System”). For clients active on the New Billing System in January of any year, the estimated payroll tax component of the comprehensive service fee is invoiced at a higher rate earlier in the year to more closely reflect the pattern of incurred payroll tax costs. However, new clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients. Accordingly, the impact of new and renewing clients invoiced on the New Billing System in January 2003, which represented approximately 20% of the Company’s client base, resulted in a partial offset of the Company’s historical earnings pattern in 2003. Substantially all clients have been invoiced by the New Billing System since January 2004. For those clients active on the New Billing System in the month of January 2004, a complete offset of the Company’s historical earnings pattern is expected. Other factors that affect direct costs could mitigate or enhance this trend.

Stock-Based Compensation

     At September 30, 2004, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income as reported	$3,612	$7,476	$15,661	$4,828
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(581)	(1,139)	(1,904)	(5,105)

Pro forma net income (loss)	$3,031	$6,337	$13,757	$(277)

Net income (loss) per share:
Basic — as reported	$0.14	$0.28	$0.60	$0.18
Basic — pro forma	$0.12	$0.23	$0.52	$(0.01)
Diluted — as reported	$0.14	$0.28	$0.58	$0.18
Diluted — pro forma	$0.11	$0.23	$0.51	$(0.01)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 92% to 93%, expected life of five years, risk free interest rate ranging from 3.0% to 3.4% and a dividend yield of 0%. The weighted average fair value of options granted in the nine months ended September 30, 2004 and 2003 was $12.23 and $4.76.

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

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Tufts, Blue Shield of California, and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of September 30, 2004, the Company’s security deposit with United totaled $17.5 million and is included in deposits in the Company’s Consolidated Balance Sheet. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

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

     Under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the three months ended September 30, 2004, Plan Costs were less than the cash funded to United by $1.5 million, resulting in an accumulated cash surplus from the inception of the plan of $9.6 million, which is included in prepaid insurance in the Company’s Consolidated Balance Sheets.

Workers’ Compensation Costs

     In September 2004, the Company renewed its workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, which ends on September 30, 2005, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. As of September 30, 2004, the total collateral held by AIG was $13 million, which is included in deposits in the Company’s Consolidated Balance Sheets. There are no additional collateral requirements in the new policy.

     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG until claims are submitted and processed for payment to the insured. As of September 30, 2004, the total claim funds held by AIG was $47.0 million, of which $15.8 million is included in restricted cash and $31.2 million is included in deposits in the Company’s Consolidated Balance Sheets.

     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. As of September 30, 2004, the Company has estimated $34.4 million in outstanding workers’ compensation claims, net of paid claims, and accrued such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at an average rate of 2.5%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

     The following table provides the activity and balances related to accrued workers’ compensation claims for the nine months ended September 30, 2004 (in thousands):

Beginning balance	$12,000
Accrued claims	31,942
Present value discount	(2,837)
Paid claims	(6,711)

Ending balance	$34,394

Current portion of accrued claims	$15,793
Long-term portion of accrued claims	18,601

$34,394

3.	Stockholders’ Equity

     The Company’s Board of Directors has authorized the repurchase of up to 8,000,000 shares of the Company’s outstanding common stock, including 1,000,000 shares authorized in February 2004 and 1,000,000 shares authorized in September 2004. As of September 30, 2004, the Company has repurchased 6,752,523 shares under this authorization at a total cost of $82.8 million, including 1,411,000 shares at a total cost of $17.2 million in the nine months ended September 30, 2004.

4.	Income Taxes

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the nine months ended September 30, 2004 was 37.5%. During the third quarter of 2004, the Company recorded a $400,000, or $0.02 per share, cumulative tax adjustment due to a change in estimate resulting from the favorable impact of the Company’s captive insurance subsidiary on state income tax rates.

5.	Net Income Per Share

     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic net income per share — weighted average shares outstanding	25,882	26,626	26,312	26,874
Effect of dilutive securities:
Common stock options — treasury stock method	564	525	802	316

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	26,446	27,151	27,114	27,190

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	4,093	5,407	3,880	6,105

6.	Commitments and Contingencies

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

     In June 2004, the Company agreed to settle its dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, the Company reduced its accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement is subject to final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. Discussions with the State of California are ongoing, and the Company continues to believe that the estimated liability of $3.3 million is appropriate based on the merits of its case and the estimated range of likely outcomes of $3.3 million to $5.2 million. However, if the settlement amount of $3.3 million is not ultimately approved by the State of California, or if the Company chooses to litigate this matter and the outcome is adverse to the Company, the Company may recognize an increase in its payroll tax expense in a future period. Conversely, if the Company chooses to litigate this matter and the outcome is favorable to the Company, the Company may recognize a decrease in its payroll tax expense in a future period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the 2003 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to health and workers’ compensation insurance claims experience, state unemployment taxes, client bad debts, income taxes, and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities are not readily apparent from other sources. Actual results may differ from these estimates.

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

•	Benefits costs — The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Tufts, Blue Shield of California, and Blue Cross and Blue Shield of Georgia, all of which provide fully insured policies. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As of September 30, 2004, the Company’s security deposit with United totaled $17.5 million and is included in deposits in the Company’s Consolidated Balance Sheet. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

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

Under the terms of the contract, United establishes plan participant cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the three months ended September 30, 2004, the Plan Costs were less than the cash funded to United by $1.5 million, resulting in an accumulated cash surplus from the inception of the plan of $9.6 million, which is included in prepaid insurance in the Company’s Consolidated Balance Sheets.

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

In June 2004, the Company agreed to settle its dispute with the EDD for $3.3 million (“Settlement”). Based upon receipt of written acknowledgement of this agreement, the Company reduced its accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement is subject to final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. Discussions with the State of California are ongoing, and the Company continues to believe that the estimated liability of $3.3 million is appropriate based on the merits of its case and the estimated range of likely outcomes of $3.3 million to $5.2 million. However, if the settlement amount of $3.3 million is not ultimately approved by the State of California, or if the Company chooses to litigate this matter and the outcome is adverse to the Company, the Company may recognize an increase in its payroll tax expense in a future period. Conversely, if the Company chooses to litigate this matter and the outcome is favorable to the Company, the Company may recognize a decrease in its payroll tax expense in a future period.

•	Workers’ compensation costs — In September 2004, the Company renewed its workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities.

The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. As of September 30, 2004, the Company has estimated and accrued

$34.4 million in workers’ compensation claims, net of paid claims, which is included in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. Workers’ compensation cost estimates are discounted to present value at an average rate of 2.5%, are accreted over the estimated claim payment period and are included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

•	Contingent liabilities — The Company accrues and discloses contingent liabilities in its consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. The Company has disclosed in its audited financial statements several issues that it believes are reasonably possible to occur, although it cannot determine the range of possible loss in all cases. As these issues develop, the Company will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, the Company would be required to accrue its estimated loss, which would reduce net income in the period such determination was made.

•	Deferred taxes — The Company has recorded a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company’s ability to realize its deferred tax assets could change from its current estimates. If the Company determines it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should the Company determine it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to pay its comprehensive service fees. The Company believes the success of its business is heavily dependent on its ability to collect these comprehensive service fees for several reasons, including: (i) the fact that the Company is at risk for the payment of its direct costs and worksite employee payroll costs regardless of whether its clients pay their comprehensive service fees; (ii) the large volume and dollar amount of transactions processed by the Company; and (iii) the periodic and recurring nature of payroll, upon which the comprehensive service fees are based. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, losses related to client nonpayment have historically been low as a percentage of revenues. However, if the financial condition of the Company’s clients were to deteriorate rapidly, resulting in nonpayment, the Company’s accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Property and equipment — The Company’s property and equipment relate primarily to its facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, the Company’s depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, the Company periodically evaluates these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss, which would reduce net income, to the extent the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

Results of Operations

     Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

     The following table presents certain information related to the Company’s results of operations for the three months ended September 30, 2004 and 2003.

	Three months ended
	September 30,
			%
	2004	2003	Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.323 billion and $1.157 billion, less worksite employee payroll cost of $1.087 billion and $940 million, respectively)	$235,865	$217,849	8.3%
Gross profit	47,672	56,578	(15.7)%
Operating expenses	42,581	42,800	(0.5)%
Operating income	5,091	13,778	(63.0)%
Other income	52	69	(24.6)%
Net income	3,612	7,476	(51.7)%
Diluted net income per share of common stock	0.14	0.28	(50.0)%
Statistical Data:
Average number of worksite employees paid per month	78,817	74,281	6.1%
Revenues per worksite employee per month(1)	$998	$978	2.0%
Gross profit per worksite employee per month	202	254	(20.5)%
Operating expenses per worksite employee per month	180	192	(6.3)%
Operating income per worksite employee per month	22	62	(64.5)%
Net income per worksite employee per month	15	34	(55.9)%

(1)	Gross billings of $5,596 and $5,194 per worksite employee per month less payroll cost of $4,598 and $4,216 per worksite employee per month, respectively.

     Comparability between the 2004 and 2003 periods has been significantly impacted by a contractual change with clients allowing the Company to invoice its comprehensive service fee, for those clients active in January of any year, at a higher rate earlier in the year to more closely reflect the annual pattern of employer-related payroll tax costs (“New Billing System”). However, new clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability throughout the course of the year for those clients. Beginning in 2004, substantially all of the Company’s client base was invoiced on the New Billing System, compared to only 20% in 2003. Prior to 2004, the Company’s earnings pattern included losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year.

     Revenues

     The Company’s revenues for the third quarter of 2004 increased 8.3% over the 2003 period due to a 2.0%, or $20, increase in revenues per worksite employee per month and a 6.1% increase in the average number of worksite employees paid per month.

     The comparability of the Company’s regional revenue growth has been impacted by the New Billing System. By region, the Company’s revenue growth over the third quarter of 2003 and revenue distribution for the quarter ended September 30, 2004 were as follows:

	Three months ended September 30,			Three months ended September 30,
	2004	2003	% Change	2004	2003
	(in thousands)			(% of total revenues)
Northeast	$33,009	$28,214	17.0%	14.0%	12.9%
Southeast	21,681	23,730	(8.6)%	9.2%	10.9%
Central	32,918	32,641	0.8%	13.9%	15.0%
Southwest	91,930	85,197	7.9%	39.0%	39.1%
West	54,919	46,836	17.3%	23.3%	21.5%
Other revenue	1,408	1,231	14.4%	0.6%	0.6%

Total revenue	$235,865	$217,849	8.3%	100.0%	100.0%

     The Company’s unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2004, all three sources of paid worksite employees improved as compared to the 2003 period.

     Gross Profit

     Gross profit for the third quarter of 2004 decreased 15.7% to $47.7 million compared to the third quarter of 2003. The average gross profit per worksite employee decreased 20.5% to $202 per month in the 2004 period from $254 per month in the 2003 period. The decline was primarily due to the New Billing System. Additionally, the third quarter of 2003 includes a $3.9 million reduction in payroll tax expense resulting from the receipt of the final 2002 and 2003 Texas state unemployment tax rates. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and operating expenses.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 9.9% to $796 per worksite employee per month in the third quarter of 2004 versus $724 in the third quarter of 2003.

•	Payroll tax costs — Payroll taxes increased 27.0% or $52 per worksite employee per month compared to the third quarter of 2003. The overall cost of payroll taxes as a percentage of payroll cost increased to 6.88% in the 2004 period from 6.26% in the 2003 period. The increase was the result of (i) higher weighted average effective state unemployment tax rates in the 2004 period as compared to the 2003 period; and (ii) the $3.9 million, or 0.42% of payroll cost, reduction in state unemployment taxes in the third quarter of 2003 related to the receipt of the final 2002 and 2003 rates from the Texas Workforce Commission. See “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 18 for a discussion of the Company’s accounting for state unemployment taxes.

•	Benefits costs — The cost of health insurance and related employee benefits increased 11.4%, or $19 per worksite employee per month over the third quarter of 2003. This increase is due to a 3.3% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under the Company’s health insurance plans to 71.0% in the 2004 period from 69.9% in the 2003 period. See “Critical Accounting Policies and Estimates — Benefits Costs” on page 18 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs increased 4.8%, but on a per worksite employee per month basis, decreased by $1 compared to the third quarter of 2003. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.41% in the 2004 period from 1.54% in the 2003 period. During the 2003 period, the Company incurred approximately $600,000, or 0.07% of non-bonus payroll cost, in expenses related to the early termination of its former workers’ compensation insurance contract. See “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 19 for a discussion of the Company’s accounting for workers’ compensation costs.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2004 and 2003.

	Three months ended September 30,			Three months ended September 30,
	2004	2003	% change	2004	2003	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$21,779	$19,974	9.0%	$92	$90	2.2%
General and administrative expenses	12,322	12,613	(2.3)%	52	56	(7.1)%
Commissions	2,557	2,588	(1.2)%	11	12	(8.3)%
Advertising	1,547	2,297	(32.7)%	7	10	(30.0)%
Depreciation and amortization	4,376	5,328	(17.9)%	18	24	(25.0)%

Total operating expenses	$42,581	$42,800	(0.5)%	$180	$192	(6.3)%

     Operating expenses remained relatively flat with the third quarter of 2003. Operating expense per worksite employee decreased to $180 per month in the 2004 period from $192 in the 2003 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 9.0%, or $2 per worksite employee per month, compared to the 2003 period, due primarily to a 3.4% increase in headcount, a 3.5% increase in average pay, and a $450,000 decrease in capitalized software development costs.

•	General and administrative expenses decreased 2.3%, or $4 per worksite employee per month, compared to the third quarter of 2003, due primarily to higher legal fees in the 2003 period associated with the legal dispute with Aetna, partially offset by a $400,000 accrual for Texas use taxes in 2004.

•	Commissions expense decreased 1.2%, or $1 per worksite employee per month, compared to the 2003 period.

•	Advertising costs decreased 32.7% or $3 per worksite employee per month, compared to the third quarter of 2003. The Company has shifted a portion of its national advertising campaign from the third to the fourth quarter in 2004.

•	Depreciation and amortization expense decreased 17.9%, or $6 per worksite employee per month, compared to the 2003 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2004 capital additions.

     Other Income (Expense)

     Other income (expense) decreased from $69,000 in the third quarter of 2003 to $52,000 in the 2004 period.

     Income Tax Expense

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2004 period was 29.8% compared to 39.5% in the 2003 period. The decrease is primarily due to the favorable impact of the Company’s captive insurance subsidiary on state income tax rates. As a result of this change in estimate, the Company recorded a $400,000 cumulative tax adjustment in the third quarter of 2004.

     Net Income

     Operating and net income per worksite employee per month was $22 and $15 in the 2004 period, versus $62 and $34 in the 2003 period.

     Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003.

     The following table presents certain information related to the Company’s results of operations for the nine months ended September 30, 2004 and 2003.

	Nine months ended
	September 30,
			%
	2004	2003	Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.861 billion and $3.515 billion, less worksite employee payroll cost of $3.141 billion and $2.852 billion, respectively)	$720,804	$662,595	8.8%
Gross profit	146,251	139,381	4.9%
Operating expenses	129,495	129,424	0.1%
Operating income	16,756	9,957	68.3%
Other income (expense)	8,303	(15)	—
Net income	15,661	4,828	224.4%
Diluted net income per share of common stock	0.58	0.18	222.2%
Statistical Data:
Average number of worksite employees paid per month	76,940	75,270	2.2%
Revenues per worksite employee per month(1)	$1,041	$978	6.4%
Gross profit per worksite employee per month	211	206	2.4%
Operating expenses per worksite employee per month	187	191	(2.1)%
Operating income per worksite employee per month	24	15	60.0%
Net income per worksite employee per month	23	7	228.6%

(1)	Gross billings of $5,576 and $5,188 per worksite employee per month less payroll cost of $4,535 and $4,210 per worksite employee per month, respectively.

     Revenues

     The Company’s revenues for the nine months ended September 30, 2004 increased 8.8% over the same period in 2003 due to a 6.4%, or $63, increase in revenues per worksite employee per month and a 2.2% increase in the average number of worksite employees paid per month.

     Due to the New Billing System, the comparability of the Company’s regional revenue growth has been impacted. By region, the Company’s revenue growth over the first nine months of 2003 and revenue distribution for the nine months ended September 30, 2004 were as follows:

	Nine months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003
	(in thousands)			(% of total revenues)
Northeast	$99,616	$86,424	15.3%	13.8%	13.0%
Southeast	67,755	71,993	(5.9)%	9.4%	10.9%
Central	103,689	97,301	6.6%	14.4%	14.7%
Southwest	281,214	265,259	6.0%	39.0%	40.0%
West	164,175	138,370	18.6%	22.8%	20.9%
Other revenue	4,355	3,248	34.1%	0.6%	0.5%

Total revenue	$720,804	$662,595	8.8%	100.0%	100.0%

     The Company’s unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the nine months ended September 30, 2004, all three sources of paid worksite employees improved as compared to the 2003 period.

     The Company generates sales leads from five primary sources: direct sales efforts, advertising, referrals, market alliances and the Internet. The Company has marketing alliances with American Express and other companies that target small businesses. In 2003, the American Express marketing alliance produced 13.2% of the Company’s sales leads. Beginning in January 2004, the Company began replacing substantially all the leads historically generated from the American Express marketing alliance with other specifically targeted alliances and lead development programs. As a result, in the first nine months of 2004, the Company did not generate a significant level of sales leads from the American Express marketing alliance.

     Gross Profit

     Gross profit for the first nine months of 2004 increased 4.9% to $146.3 million compared to the first nine months of 2003. The average gross profit per worksite employee increased 2.4% to $211 per month in the 2004 period from $206 per month in the 2003 period. The Company’s pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in its primary direct costs and its operating expenses.

     The Company’s primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 7.5% to $830 per worksite employee per month in the first nine months of 2004 versus $772 in the first nine months of 2003.

•	Payroll tax costs — Payroll taxes increased 15.8%, or $42 per worksite employee per month, compared to the first nine months of 2003. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.91% in the 2004 period from 7.52% in the 2003 period. The increase was the result of (i) higher weighted average effective state unemployment tax rates in the 2004 period as compared to the 2003 period, and (ii) the $3.9 million, or 0.14% of payroll costs, reduction in state unemployment taxes in the third quarter of 2003 related to the receipt of the final 2002 and 2003 rates from the Texas Workforce Commission. These increases were offset in part by the $2.3 million, or 0.07% of payroll cost, reduction of payroll tax expense related to the settlement agreement with the state of California in the second quarter of 2004. See “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 18 for a discussion of this matter.

•	Benefits costs — The cost of health insurance and related employee benefits increased 6.7%, or $17 per worksite employee per month, over the first nine months of 2003. The increase is due to a 4.2% increase in the cost per covered employee, while the percentage of worksite employees covered under the Company’s health plans remained constant. See “Critical Accounting Policies and Estimates — Benefits Costs” on page 18 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs decreased 3.9%, or $4 per worksite employee per month, compared to the first nine months of 2003, and decreased to 1.37% of non-bonus payroll cost in the 2004 period from 1.56% in the 2003 period. During the nine months ended September 30, 2004, the Company collected and recorded a $1.1 million insurance reimbursement related to a 2003 workers’ compensation claim settlement with the state of Texas. During the nine months ended September 30, 2003, the Company incurred a (i) $2.5 million charge related to its workers’ compensation dividend receivable due to collectibility concerns, and (ii) approximately $2.0 million of workers’ compensation costs related to contract termination costs associated with a former workers’ compensation contract and state surcharges associated with policies dating back to 1999, which were assessed by various states and passed through to the Company by a former carrier. See “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 19 for a discussion of the Company’s accounting for workers’ compensation costs.

     Operating Expenses

     The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2004 and 2003.

	Nine months ended September 30,			Nine months ended September 30,
	2004	2003	% change	2004	2003	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$65,161	$60,921	7.0%	$94	$90	4.4%
General and administrative expenses	37,003	38,037	(2.7)%	53	56	(5.4)%
Commissions	7,879	8,130	(3.1)%	11	12	(8.3)%
Advertising	5,955	6,294	(5.4)%	9	9	—
Depreciation and amortization	13,497	16,042	(15.9)%	20	24	(16.7)%

Total operating expenses	$129,495	$129,424	0.1%	$187	$191	(2.1)%

     Operating expenses remained flat compared to the first nine months of 2003 at $129.5 million. Operating expense per worksite employee per month decreased to $187 in the 2004 period compared to $191 in the 2003 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 7.0%, or $4 per worksite employee per month, compared to the 2003 period, primarily due to a 4.1% increase in headcount, a 4.0% increase in average pay, and an $800,000 decrease in capitalized software development costs.

•	General and administrative expenses decreased 2.7%, or $3 per worksite employee per month, compared to the first nine months of 2003. The decrease is primarily due to higher legal fees in the 2003 period associated with the legal dispute with Aetna, partially offset by a $1,000,000 accrual for Texas use tax in 2004.

•	Commissions expense decreased 3.1%, or $1 per worksite employee per month, compared to the 2003 period.

•	Advertising costs decreased 5.4%, and remained flat on a per worksite employee basis compared to the first nine months of 2003. The Company has shifted a portion of its national advertising campaign from the third to the fourth quarter in 2004.

•	Depreciation and amortization expense decreased 15.9%, or $4 per worksite employee per month, compared to the 2003 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2004 capital additions.

     Other Income (Expense)

     Other income (expense) increased from a net expense of $15,000 in the first nine months of 2003 to net other income of $8.3 million in the 2004 period, primarily due to the Company’s $8.25 million settlement of its dispute with Aetna during the first nine months of 2004. See Note 6 to the consolidated financial statements for a discussion of this matter.

     Income Tax Expense

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate was 37.5% in the 2004 period compared to 37.7% in the 2003 period. During 2004, the Company recorded a $400,000 cumulative tax adjustment due to a change in estimate resulting from the favorable impact of the Company’s captive insurance subsidiary on state income tax rates. In 2003, the Company utilized previously unrecognized capital loss carryforwards on a $457,000 gain from the sale of an investment.

     Net Income

     Operating and net income per worksite employee per month was $24 and $23 in the 2004 period versus $15 and $7 in the 2003 period.

     Non-GAAP Financial Measures

     Non-bonus payroll cost is a non-GAAP financial measure that excludes the impact of bonus payrolls paid to the Company’s worksite employees. Bonus payroll cost varies from period to period, but has no direct impact to the Company’s ultimate workers’ compensation costs under the current program. As a result, Administaff management refers to non-bonus payroll cost in analyzing, reporting and forecasting the Company’s workers’ compensation costs. These non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Administaff includes these non-GAAP financial measures because the Company believes they are useful to investors in allowing for greater transparency related to the costs incurred under the Company’s current workers’ compensation program. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used to their most directly comparable GAAP financial measures as provided in the table below.

	Three months ended September 30,			Nine months ended September 30,
	2004	2003	% Change	2004	2003	% Change
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$1,087,311	$939,615	15.7%	$3,140,597	$2,852,217	10.1%
Less: Bonus payroll cost	64,176	47,325	35.6%	213,446	166,539	28.2%

Non-bonus payroll cost	$1,023,135	$892,290	14.7%	$2,927,151	$2,685,678	9.0%

Payroll cost per worksite employee (GAAP)	$4,598	$4,216	9.1%	$4,535	$4,210	7.7%
Less: Bonus payroll cost per worksite employee	271	212	27.8%	308	246	25.2%

Non-bonus payroll cost per worksite employee	$4,327	$4,004	8.1%	$4,227	$3,964	6.6%

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

     The Company had $116.7 million in cash and cash equivalents and marketable securities at September 30, 2004, of which approximately $39.4 million was payable in October 2004 for withheld federal and state income taxes, employment taxes and other payroll deductions. At September 30, 2004, the Company had working capital of $50.5 million compared to $56.0 million at December 31, 2003.

     Cash Flows From Operating Activities

     The $12.2 million increase in net cash flows provided by operating activities in the 2004 period over the 2003 period was primarily the result of the $10.8 million increase in net income over the 2003 period.

     Cash Flows Used in Investing Activities

     The Company invested $4.4 million in marketable securities, net of maturities and dispositions, and approximately $4.2 million in capital expenditures, primarily related to computer hardware and software, during the first nine months of 2004.

     Cash Flows Used in Financing Activities

     Cash flows used in financing activities primarily related to the repurchase of $17.2 million in treasury stock.

     Contractual Obligations and Commercial Commitments

     During the first quarter of 2004, the Company entered into a three-year purchase obligation totaling $5.25 million; of which $1.5 million and $3.75 million is expected to be paid within one year and two-to-three years, respectively, from the date of the contract.

Seasonality, Inflation and Quarterly Fluctuations

     Historically, the Company’s earnings pattern includes losses in the first quarter, followed by improved profitability in subsequent quarters throughout the year. This pattern is due to the effects of employment-related taxes, which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related tax costs to be highest in the first quarter and then decline over the course of the year. Prior to 2004, the Company’s revenues related to an individual employee were generally earned and collected at a relatively constant rate throughout the year, therefore, payment of such tax obligations had a substantial impact on the Company’s financial condition and results of operations during the first nine months of the year.

     As a result of modifications to the Client Service Agreement, effective January 1, 2003, the Company implemented a new pricing and billing system for new and renewing clients (“New Billing System”). For clients active on the New Billing System in January of any year, the estimated payroll tax component of the comprehensive service fee is invoiced at a higher rate earlier in the year to more closely reflect the pattern of estimated incurred payroll tax costs. However, new clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of each year, resulting in improved profitability over the course of the year for those clients. Accordingly, the impact of new and renewing clients invoiced on the New Billing System in January 2003, which represented approximately 20% of the Company’s client base, resulted in a partial offset of the Company’s historical earnings pattern in 2003. Substantially all clients have been invoiced by the New Billing System since January 2004. For those clients active on the New Billing System in the month of January 2004, a complete offset of the Company’s historical earnings pattern is expected. Other factors that affect direct costs could mitigate or enhance this trend.

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

ITEM 4. CONTROLS AND PROCEDURES.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, in all material respects, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     See Note 6 to financial statements, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information about purchases by the Company during the three months ended September 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet
	of Shares	Average Price	Announced	Be Purchased Under
Period	Purchased(1)	Paid per Share	Program(2)	the Program(2)
07/01/2004 — 07/31/2004	—	$—	—	1,120,477
08/01/2004 — 08/31/2004	808,000	10.13	808,000	312,477
09/01/2004 — 09/30/2004	65,000	10.61	65,000	1,247,477

Total	873,000	$10.17	873,000	1,247,477

(1)	During the three months ended September 30, 2004, the Company purchased an aggregate of 873,000 shares of its common stock pursuant to the repurchase program publicly announced on January 28, 1999 (the “Program”). Subsequent to January 28, 1999, the Company publicly announced several increases in the number of authorized shares approved by the board of directors.

(2)	The Company’s board of directors has approved the repurchase by the Company of up to an aggregate of 8,000,000 shares of Administaff common stock pursuant to the Program, including 1,000,000 shares authorized in September 2004. Unless terminated earlier by resolution of the board of directors, the Program will expire when the Company has repurchased all shares authorized for repurchase thereunder.

ITEM 6. EXHIBITS

(a)	List of exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 5, 2004	By:
/s/ Douglas S. Sharp
Douglas S. Sharp Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

Index to Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.