Form 10-K
period 2004-12-31
ADMINISTAFF INC \DE\
filed 2005-02-22
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2004.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of February 14, 2005, 25,494,437 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the end of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2004 closing price of the common stock as reported by the New York Stock Exchange) was approximately $369 million.

     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 5, 2005, which the registrant intends to file within 120 days of the end of the fiscal year.

PART I

     Unless otherwise indicated, “Administaff,” “the Company,” “we,” “our” and “us” are used in this annual report to refer to the businesses of Administaff, Inc. and its consolidated subsidiaries. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects”, “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “goal,” “assume” and similar expressions. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations we may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this annual report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this annual report, including, without limitation, factors discussed in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the factors discussed under the caption “Factors That May Affect Future Results and the Market Price of Common Stock,” beginning on page 40.

ITEM 1. BUSINESS.

General

     Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets. We were organized as a corporation in 1986 and have provided PEO services since inception. In 2003, we formed Administaff Retirement Services, LP, which currently performs recordkeeping services for defined contribution plans.

     Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986 and the Company’s website address is http://www.administaff.com. Our stock is traded on the New York Stock Exchange under the symbol “ASF.” Periodic SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

     Our Personnel Management System is designed to improve the productivity and profitability of small and medium-sized businesses. It relieves business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses. It also promotes employee performance through human resource management techniques that improve employee satisfaction. We provide the Personnel Management System by entering into a Client Service Agreement (“CSA”), which establishes a three-party relationship whereby we and our client act as co-employers of the employees who work at the client’s location (“worksite employees”). Under the CSA, we assume responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client company retains the employees’ services in its business and remains the employer for various other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The comprehensive service fee consists of the payroll of our worksite employees and a markup computed as a percentage of the payroll cost of the worksite employees.

     We accomplish the objectives of the Personnel Management System through a High Touch/High Tech approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. For transactional processing, we employ a high tech approach that provides secure, convenient information exchange among Administaff, our clients and our worksite employees, creating efficiencies for all parties. The primary component of the high tech portion of our strategy is the Employee Service Center (“ESC”). The ESC is our web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO services to our clients and worksite employees.

     We are the nation’s leading provider of PEO services in terms of revenues. As of December 31, 2004, we had 38 sales offices in 21 markets, and we paid 81,426 worksite employees in the month of December. Our long-term strategy is to operate in approximately 90 sales offices located in 40 strategically selected markets. While we are currently planning no new sales offices in 2005, we intend to resume our national expansion strategy in 2006, subsequent to the utilization of existing sales office capacity.

     Our national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service. As of December 31, 2004, we have four service centers, which when fully staffed will provide the capacity to serve approximately 160,000 worksite employees. In addition, we have human resources and client service personnel located in a majority of our 21 sales markets.

PEO Industry

     The PEO industry began to evolve in the early 1980s largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes broad aspects of the employer/employee relationship. Because PEOs provide employer-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management.

     We believe the key factors driving demand for PEO services include:

•	the focus on growth and productivity of the small and medium-sized business community in the United States, utilizing outsourcing to concentrate on core competencies;

•	the need to provide competitive health care and related benefits to attract and retain employees;

•	the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation; and

•	complex regulation of labor and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.

     A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Administaff and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry. Currently, 25 states have legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently licensed, registered or pursuing registration in all 25 of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.

PEO Services

     We serve small and medium-sized businesses by providing our Personnel Management System, which encompasses a broad range of services, including:

•	benefits and payroll administration;

•	health and workers’ compensation insurance programs;

•	personnel records management;

•	employer liability management;

•	employee recruiting and selection;

•	employee performance management; and

•	training and development services.

     The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client company are the following:

•	Internal Revenue Code (the “Code”);

•	Federal Income Contribution Act (FICA);

•	Federal Unemployment Tax Act (FUTA);

•	Fair Labor Standards Act (FLSA);

•	Employee Retirement Income Security Act, as amended (ERISA);

•	Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA);

•	Immigration Reform and Control Act; (IRCA);

•	Title VII (Civil Rights Act of 1964);

•	Americans with Disabilities Act (ADA);

•	Age Discrimination in Employment Act (ADEA);

•	The Family and Medical Leave Act (FMLA);

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Drug-Free Workplace Act;

•	Occupational Safety and Health Act (OSHA);

•	Worker Adjustment and Retraining Notification Act (WARN);

•	Uniform Services Employment and Reemployment Rights Act (USERRA);

•	State unemployment and employment security laws; and

•	State workers’ compensation laws.

     While these regulations are complex, and in some instances overlapping, we assist our client companies in achieving compliance with these regulations by providing services in four primary categories:

•	administrative functions;

•	benefit plans administration;

•	personnel management; and

•	employer liability management.

     All of the following services are included in the Personnel Management System and are available to all client companies.

     Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include:

•	payroll processing;

•	payroll tax deposits;

•	quarterly payroll tax reporting;

•	employee file maintenance;

•	unemployment claims processing; and

•	workers’ compensation claims reporting.

     Benefit Plans Administration. We maintain several benefit plans including the following types of coverage:

•	group health coverage;

•	a health care flexible spending account plan;

•	an educational assistance program;

•	an adoption assistance program;

•	group term life insurance;

•	universal life insurance coverage;

•	accidental death and dismemberment insurance coverage;

•	short-term and long-term disability insurance coverage; and

•	a 401(k) plan.

     The group health plan includes medical, dental, vision, a worklife program and a prescription drug program. All benefit plans are provided to applicable employees based on eligibility provisions specific to those plans. We are responsible for the costs and premiums associated with these plans and act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of such benefits to worksite employees. We believe this variety and quality of benefit plans are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.

     Personnel Management. We provide a wide variety of personnel management services that give our client companies access to resources normally found only in the human resources departments of large companies. All client companies have access to our comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. Other human resources services we provide include:

•	drafting and reviewing personnel policies and employee handbooks;

•	designing job descriptions;

•	performing prospective employee screening and background investigations;

•	designing performance appraisal processes and forms;

•	providing professional development and issues-oriented training;

•	employee counseling;

•	substance abuse awareness training;

•	drug testing;

•	outplacement services; and

•	compensation guidance.

     Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For those employment-related responsibilities that are the responsibility of the client or we share with our clients, we can assist our clients in managing and limiting exposure. This includes first time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workers’ compensation claims. We also provide guidance to clients for avoiding liability claims for discrimination, sexual harassment and civil rights violations, and participate in termination decisions to attempt to minimize liability on those grounds. When a claim arises, we often assist in our client’s defense regardless of whether Administaff has been named directly. We employ in-house and external counsel, specializing in several areas of employment law, who have broad experience in disputes concerning the employer/employee relationship and provide support to our human resources service specialists. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for our clients, monitor changing government regulations and notify clients of the potential effect of such changes on employer liability.

     Employee Service CenterSM. The Employee Service Center (“ESC”) is our web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO content and services to our clients and worksite employees. The ESC provides a wide range of functionality, including:

•	WebPayrollSM for the submission and approval of payroll data;

•	Client-specific payroll information and reports;

•	Employee information, including online check stubs and pay history reports;

•	Employee specific benefits content, including summary plan descriptions and enrollment status;

•	Access to 401K plan information through MyPlansOnline;

•	Online human resources forms;

•	Best practices human resource management process maps and process overviews;

•	An online personnel guide;

•	e-Learning web-based training;

•	Online recruiting services through the Administaff Talent Network;

•	Links to benefits providers and other key vendors; and

•	Frequently asked questions.

     The ESC also contains My MarketPlaceSM, an eCommerce portal that brings a wide range of product and service offerings from best-of-class providers to our clients, worksite employees and their families. My Marketplace offerings include:

•	financial services;

•	technology solutions;

•	communications services;

•	travel services;

•	leisure and entertainment services;

•	retail services;

•	gifts and rewards;

•	insurance services;

•	real estate services;

•	research and consulting services; and

•	other business and consumer products and services.

     My MarketPlace also features the unique Best2Best® client network, where our clients can offer their products and services to one another.

Client Service Agreement

     All clients enter into Administaff’s Client Service Agreement (“CSA”). The CSA generally provides for an on-going relationship, subject to termination by Administaff or the client upon 30 to 60 days written notice.

     The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs. Prior to January 1, 2003, our comprehensive service fees were typically determined at the outset of the CSA, and remained relatively static throughout the contract year. If significant changes to the underlying pricing assumptions occurred during a contract year, the CSA specifically allows us to initiate a manual process to review that specific client’s pricing and adjust it accordingly, based on the rates in effect at the date of the original contract.

     We modified our CSA for new and renewing clients beginning January 1, 2003. Under the provisions of the modified CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner which more closely reflects the pattern of incurred payroll tax costs. This contractual change coincided with the implementation of a new pricing and billing system. The impact of new and renewing clients active under the modified CSA in January 2003, which represented approximately 20% of our client base, resulted in the partial offset of our historical earnings pattern in 2003. Substantially all clients were active under the modified CSA in January 2004. For those clients, we experienced an offset of our historical earnings pattern. However, new clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in improved profitability over the course of the year for those clients.

     The CSA also establishes the division of responsibilities between Administaff and the client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and are liable for certain employment-related government regulations. In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees and are responsible for providing specified employee benefits to such persons, regardless of whether the client company pays the associated comprehensive service fee. The client retains the employees’ services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are shared by Administaff and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:

Administaff

•	Payment of wages and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment);

•	Workers’ compensation compliance, procurement, management and reporting;

•	Compliance with COBRA, HIPAA and ERISA (for each employee benefit plan sponsored by Administaff only), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

•	Employee benefits administration of plans sponsored by Administaff.

Client

•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;

•	Assignment to, and ownership of, all client intellectual property rights;

•	Compliance with OSHA regulations, EPA regulations, FLSA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

•	Professional licensing requirements, fidelity bonding and professional liability insurance;

•	Products produced and/or services provided; and

•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans.

Joint

•	Implementation of policies and practices relating to the employee/employer relationship; and

•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.

     Because we are a co-employer with the client company for some purposes, it is possible that we could incur liability for violations of such laws, even if we are not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify us for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that we could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. We maintain certain general insurance coverages (including coverages for our

\

clients) to manage our exposure for these types of claims, and as a result, the costs in excess of insurance premiums we incur with respect to this exposure have historically been insignificant to our operating results.

     Clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although we are ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, we retain the ability to terminate immediately the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial condition or upon non-payment by a client. These rights, the periodic nature of payroll and the overall quality of our client base have resulted in an excellent overall collections history.

Customers

     Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. We target successful small businesses with 10 to 2,000 employees, who recognize the advantage in the strategic use of high-performance human resource practices. We have set a long-term goal to serve approximately 10% of the overall small and medium sized business community. We serve client companies and worksite employees located throughout the United States. For the year ended December 31, 2004, Houston, our original market, accounted for approximately 20% of our revenues, with other Texas markets contributing an additional 19%. By region, our revenue growth over 2003 and revenue distribution for the year ended December 31, 2004 were as follows:

		% of
	Revenue	Total
	Growth	Revenues
Northeast	15.8%	13.8%
Southeast	(4.9)%	9.4%
Central	4.4%	14.1%
Southwest	6.6%	39.1%
West	18.2%	22.9%
Other revenue	29.1%	0.7%

     As part of our client selection strategy, we do not offer our services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, formerly known as Standard Industrial Classification codes, essentially eliminating certain industries we believe present a higher employer risk such as employee injury, high turnover or litigation. All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resource practices. Our client base is broadly distributed throughout a wide variety of industries including:

•	Finance, insurance and real estate – 16%;

•	Computer and information services – 14%;

•	Management, administration and consulting services – 12%;

•	Medical services – 9%;

•	Manufacturing – 9%;

•	Construction – 9%;

•	Wholesale trade – 8%;

•	Engineering, accounting and legal services – 7%;

•	Retail trade – 4%;

•	Transportation – 2%; and

•	Other – 10%.

     This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

     We focus heavily on client retention. Administaff’s client retention record over the last five years reflects that approximately 69% of our clients remain for more than one year, and that the retention rate improves for clients who remain with us for longer periods, up to approximately 81% for clients in their fifth year with Administaff. The resulting average retention rate over the last five years was 76%. During 2004, our retention rate increased to 75% compared to 71% during 2003. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price factors; (ii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; (iii) client business failure, sale, merger, or disposition; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

     As of December 31, 2004, we had 38 sales offices located in 21 markets. Our long-term goal is to operate 90 sales offices in 40 strategically selected markets. Our sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Administaff’s markets and their respective year of entry are as follows:

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

     Our existing and potential future plan was identified using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria we believe are reliable predictors of successful penetration based on our experience. Among the factors considered are:

•	market size, in terms of small and medium-sized businesses engaged in selected industries that meet our risk profile;

•	market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers;

•	existing relationships within a given market, such as vendor or client relationships;

•	expansion cost issues, such as advertising and overhead costs;

•	direct cost issues that bear on our effectiveness in controlling and managing the cost of our services, such as workers’ compensation and health insurance costs, unemployment risks and various legal and other factors;

•	a comparison of the services we offer to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs; and

•	long-term strategy issues, such as the general perception of markets and our estimate of the long-term revenue growth potential of the market.

Each of our expansion markets, beginning with Dallas in 1993, was selected in this manner.

     Our marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. We develop a mix of national and local advertising media and a placement strategy tailored to each individual market. After selecting a market and developing our marketing mix, but prior to entering the market, we engage in an organized media and public relations campaign to prepare the market for our entry and to begin the process of generating sales leads. We market our services through a broad range of media outlets, including television, radio, newspapers, periodicals, direct mail and the Internet. We employ a public relations firm in most of our markets as well as advertising consultants to coordinate and implement our marketing campaigns. We have developed an inventory of proven, successful television, radio and newsprint advertisements, which are utilized in this effort. We continuously seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our PEO service and to more successfully reach our target market.

     In March 2004, we entered into a three-year agreement with the Champions Tour to become the title sponsor of the annual Administaff Small Business Classic professional golf tournament held in Houston, Texas. In addition, we entered into a three-year arrangement with Arnold Palmer to become our national spokesperson. Our marketing campaigns use this event and the relationship with Mr. Palmer as a focal point of our brand marketing efforts.

     Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet. These leads result in initial presentations to prospective clients, and ultimately, a predictable number of client census reports. A prospective client’s census report reflects information gathered by the sales representative about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary and desired level of benefits. This information is entered into our customized bid system, which applies Administaff’s proprietary pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, we evaluate the prospective client’s workers’ compensation, health insurance, employer practices and financial stability from a risk management perspective. Upon completion of a favorable risk evaluation, the sales representative presents the bid and attempts to enroll the prospect. Our selling process typically takes approximately 90 days.

     In 1998, we entered into a strategic marketing agreement with American Express, under which American Express was utilizing its resources and working jointly with us to generate appointments with prospects for our services from the American Express customer base in certain markets. In return, we paid a commission to American Express based upon the number of worksite employees paid after being referred to Administaff pursuant to the Marketing Agreement and the total number of worksite employees we paid. In 2004, the American Express marketing agreement was mutually terminated. We currently have several other marketing alliances with companies that target small businesses, such as Pitney Bowes, MassMutual and Avaya.

Competition

     Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to service and technology personnel and tools, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2001 through 2003 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Administaff on a per worksite employee per month basis. During the three-year period from 2001 through 2003, our staff support ratio averaged 50% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 132% and 85%, respectively.

     Competition in the PEO industry revolves primarily around quality of services, scope of services, choice and quality of benefits packages, reputation and price. We believe reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry. We also believe we compete favorably in these areas.

     Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition to be the traditional in-house provision of human resource services. The PEO industry is highly fragmented, and we believe Administaff is one of the largest PEOs in the United States. Our largest national competitors include Gevity HR and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, we compete to some extent with fee-for-service providers such as payroll processors and human resource consultants and face competition from large regional PEOs in certain areas of the country. As Administaff and other large PEOs expand nationally, we expect that competition may intensify among larger PEOs.

Vendor Relationships

     Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. Although we believe that any of our benefit contracts could be replaced if necessary, we consider two such contracts to be the most significant elements of the package of benefits provided to employees and the most difficult to replace.

     We provide health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies or service contracts. The policy with United provides the majority, 76%, of our health insurance coverage and automatically renews on January 1 of each year, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefits Costs” on page 26.

     Our workers’ compensation policy (the “2005 Policy”) is currently provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2005 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with AIG, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 27.

Information Technology

     Administaff utilizes a variety of information technology capabilities to provide its human resource services to client companies and worksite employees and for its own administrative and management information requirements.

     Administaff Information Management System (“AIMS”), is our proprietary PEO information system and utilizes both purchased and internally developed software applications. This system manages transactions and information unique to the PEO industry and to Administaff, including:

•	worksite employee enrollment;

•	human resource management;

•	benefits and defined contribution plan administration;

•	payroll processing;

•	client invoicing and collection;

•	management information and reporting; and

•	sales bid calculations that are unique to the PEO industry and to Administaff.

     Central to the system is a payroll processing system that allows us to process a high volume of payroll transactions that meet the specific needs of our client companies. Our retirement services operations are conducted utilizing an industry leading retirement plan administration application in a third-party hosted environment. We utilize commercially available software for other business functions such as finance and accounting, sales force activity management, and customer service issue tracking.

     The Employee Service Center is our proprietary web-based PEO service delivery platform. With its integration into AIMS, the ESC is designed to provide automated, personalized PEO content and services to our clients and worksite employees. For a description of the functionality provided through the ESC, please read “PEO Services — Employee Service Center” on page 6.

     We have entered into a software licensing agreement to acquire a new Customer Relationship Management application and will be implementing that application during 2005. This application is intended to enhance our ability to manage the data and interactions with our customers on a day-to-day basis and replaces an application originally installed in 1999 for which maintenance and support is no longer commercially available.

     Administaff’s primary data center is located at our corporate headquarters in Kingwood, Texas (a suburb of Houston). Substantially all of our business applications, telecommunications equipment and network equipment are hosted in this data center. We maintain a disaster recovery data center in our Dallas service center. This data center is fully equipped with the hardware and software necessary to run all of our critical business applications and has sufficient capacity to handle all of our operations for short periods of time, if required. Periodically, we perform testing to ensure the disaster recovery capabilities remain effective and available.

     We have invested substantially in our network infrastructure to ensure appropriate connectivity exists between our service centers in Atlanta, Dallas, Houston and Los Angeles, our district sales offices and our corporate offices, and to provide appropriate Internet connectivity to conduct business through the Employee Service Center. The network infrastructure is provided through industry standard core network hardware and via high-speed frame-relay and point-to-point network services provided by multiple vendors.

Industry Regulation

     Administaff’s operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 25 states have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

     Certain federal and state statutes and regulations use the terms “employee leasing” or “staff leasing” to describe the arrangement among a PEO and its clients and worksite employees. The terms “employee leasing,”

“staff leasing” and “professional employer arrangements” are generally synonymous in such contexts and describe the arrangements we enter with our clients and worksite employees.

     As an employer, we are subject to all federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.

     Employee Benefit Plans

     We offer various employee benefits plans to eligible employees, including our worksite employees. These plans include:

•	a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement (“CODA”) under Code Section 401(k) and an employer matching contribution feature under Code Section 401(m)) maintained consistent with the provisions of Revenue Procedure 2002-21 and 2003-86 (each of which is explained in more detail below);

•	a cafeteria plan under Code Section 125;

•	a group health plan which includes medical, dental, vision and worklife programs;

•	a welfare benefits plan which includes life insurance and disability programs;

•	a health care flexible spending plan;

•	an educational assistance program; and

•	an adoption assistance program.

     Generally, employee benefit plans are subject to provisions of both the Code and ERISA.

     Employer Status. In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work. Among the factors that appear to have been considered more important by the IRS are:

•	the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work);

•	the financial control or the economic aspects of the relationship; and

•	the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity).

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

     If Administaff were found not to be an employer with respect to worksite employees for ERISA purposes, its plans would not comply with ERISA. Further, as a result of such finding Administaff and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws. Even if such a finding were made, we believe we would not be materially adversely affected because we could continue to make available similar benefits at comparable costs.

     In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between Administaff and its worksite employees may also arise under other federal laws, including other federal income tax laws.

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

     Consistent with the guidance for all periods beginning on or after January 1, 2004, electing client companies are treated as adopting employers for plan qualification purposes under Code Section 413(c). On December 31, 2003, participant account balances attributable to worksite employees associated with client companies who failed to: (i) agree to be treated as an adopting employer; or (ii) make another valid election in a timely manner, were transferred to the newly established Administaff Spinoff 401(k) Plan. Additionally, a small number of client companies chose to transfer attributable participant account balances to other 401(k) plans separately maintained by the client companies pursuant to the guidance. The Administaff Spinoff 401(k) Plan was also terminated effective December 31, 2003, subject to IRS approval. Upon receipt of IRS approval, which was requested on September 15, 2004, all remaining participant account balances in such plan will be distributed to the participants pursuant to the guidance. Compliance with Revenue Procedures 2002-21 and 2003-86 requires additional administrative compliance efforts, the cost of which is expected to be primarily born by the plan and therefore is not expected to have a material adverse impact on the Company’s financial condition or results of operations.

     Federal Employment Taxes

     As a co-employer, Administaff assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our worksite employees. There are essentially three types of federal employment tax obligations:

•	withholding of income tax requirements governed by Code Section 3401, et seq.;

•	obligations under FICA, governed by Code Section 3101, et seq.; and

•	obligations under FUTA, governed by Code Section 3301, et seq.

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

     Accordingly, while we believe that we can assume the withholding obligations for worksite employees, in the event we fail to meet these obligations, the client company may be held ultimately liable for those obligations. While this interpretive issue has not to our knowledge discouraged clients from enrolling with Administaff, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future. These interpretive uncertainties may also impact our ability to report employment taxes on our own account rather than the accounts of our clients.

     State Unemployment Taxes

     We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Many states have experienced and are experiencing significant increases in unemployment claims due to depressed economic conditions over the last few years. As a result, our unemployment tax rates have increased over the last several years and are expected to continue to increase. Some states have implemented retroactive cost increases. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received.

     As a result of the 2001 corporate restructuring, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of the reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment from the EDD. The notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The notice also retroactively imposed the higher unemployment insurance rate on all of our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.

     In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer, and the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to us, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on our 2005 unemployment tax rate in California. For a discussion of the impact of rising unemployment tax rates, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and the Market Price of Common Stock — Increases in Unemployment Tax Rates” on page 42.

State Regulation

     While many states do not explicitly regulate PEOs, 25 states have regulations containing licensing, registration or certification requirements for PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. We hold licenses in Arkansas, Florida, Montana, New Hampshire, New Mexico, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Vermont. We are registered or certified in Colorado, Illinois, Kentucky, Louisiana, Maine, Minnesota, Nevada, New Jersey, New York, North Carolina, Rhode Island, Utah and Virginia. We are applying for registration pursuant to a recently enacted registration statute in Ohio. Regardless of whether a state has licensing, registration or certification requirements, we must comply with a number of other state and local regulations that could impact our operations. Administaff was instrumental in obtaining enactment of PEO legislation in various states, including Texas, where it faced a number of challenges under state law. We believe that our prior experience with Texas and other state regulatory authorities will be valuable in surmounting regulatory obstacles or challenges we may face in the future.

Corporate Office Employees

     We had approximately 1,350 corporate office and sales employees as of December 31, 2004. We believe our relations with our corporate office and sales employees are good. None of our corporate office and sales employees are covered by a collective bargaining agreement.

Intellectual Property

     Administaff currently has registered trademarks and pending applications for registration. Although the Administaff mark is the most material trademark to our business, our trademarks as a whole are also of considerable importance to us. Finally, we have certain copyrights and a pending patent application for our WebPayroll software program.

ITEM 2. PROPERTIES.

     We believe our current facilities are adequate for the purposes for which they are intended and they provide sufficient capacity to accommodate our expansion goals. We will continue to evaluate the need for additional facilities based on the rate of growth in worksite employees, the geographic distribution of the worksite employee base and our long-term service delivery requirements.

Corporate Headquarters

     Our corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility. This 28-acre company-owned office campus includes approximately nine acres of undeveloped land for future expansion. All development and support operations are located in the Kingwood facility, along with our record retention center and primary data processing center. Our corporate headquarters secures a $34 million mortgage on the property. For more information regarding the mortgage, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” on page 37.

Service Centers

     We currently have four service centers located in Atlanta, Dallas, Houston, and Los Angeles.

     The Atlanta service center, which currently services approximately 23% of our worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2014, is designed to service approximately 40,000 worksite employees at full capacity.

     The Dallas service center, which currently services approximately 31% of our worksite employee base, is located in a 40,000 square foot leased facility, which also serves as our backup data processing and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees at full capacity.

     The Houston service center, which currently services approximately 29% of our worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2014, is designed to service approximately 40,000 worksite employees at full capacity.

     The Los Angeles service center, which currently services approximately 17% of our worksite employee base, is located in a 45,000 square foot leased facility. This facility, which is under lease until 2012, is designed to service approximately 40,000 worksite employees at full capacity.

Sales Offices

     As of December 31, 2004, we had sales and service personnel in 27 facilities located in 21 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2004, we had 38 sales offices in these 21 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

ITEM 3. LEGAL PROCEEDINGS.

     Other than as set forth below, we are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations.

Aetna Healthcare Litigation

     On November 5, 2001, Administaff filed a lawsuit against Aetna Life Insurance Company (“Aetna”). We alleged, among other things, that during the third quarter of 2001, Aetna breached its contract with us. Aetna filed a counterclaim alleging, among other things, that we breached our contractual obligations to Aetna. On October 30, 2003, a jury returned a verdict in favor of Administaff, awarding Administaff $15.5 million in compensatory damages. On November 7, 2003, the court entered a final judgment in favor of Administaff in the amount of $15.5 million, with post judgment interest at a rate of 1.3% per annum. On December 10, 2003, the court granted Aetna’s motion to reduce the judgment to $10.6 million. Aetna subsequently filed its notice to appeal the judgment and other rulings of the trial court.

     During the first quarter of 2004, Administaff and Aetna executed a settlement agreement. Under the terms of the agreement, Aetna paid us $8.25 million and both parties released all claims and agreed to dismiss all court proceedings. The settlement was recorded in other income in our 2004 Consolidated Statements of Operations, and the matter has now been concluded.

Class Action Litigation

     On June 13, 2003, a class action lawsuit was filed against Administaff in the United States District Court for the Southern District of Texas on behalf of purchasers of our common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against Administaff in that court. Those lawsuits also named as defendants certain of our officers and directors. Those lawsuits generally allege that Administaff and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (i) our pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (ii) the matching of price and cost for health insurance on new and renewing client contracts; and (iii) our former method of reporting worksite employee payroll costs as revenue. The complaints sought unspecified damages, among other remedies. On March 31, 2004, the court entered an order consolidating all of the cases and appointing Carpenters Pension Trust for South California as “lead plaintiff” and Lerach Coughlin Stoia Geller Rudman & Robbins LLP as “lead counsel.” The lead plaintiff alleges that its losses are $352,000, although the alleged damages of the purported class have not been specified.

     In May 2004, the lead plaintiff filed its Consolidated Complaint, which amended and consolidated the seven previously filed cases. In the consolidated complaint, the lead plaintiff has essentially abandoned the allegations of fraud contained in the initial seven lawsuits. Through the consolidated complaint, the lead plaintiff now generally asserts, among other things, that Administaff and certain of its officers and directors fraudulently made false and misleading statements regarding the cost of its health plan during 2001 and 2002. In June 2004, we filed a motion to dismiss the consolidated complaint. We believe these claims are without merit and intend to vigorously defend this litigation. As a result of the uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

Reliance National Indemnity Co. Bankruptcy Liquidation and Related Litigation

     In October 2001, Reliance National Indemnity Co. (“Reliance”), a former workers’ compensation insurance carrier of Administaff, was forced into bankruptcy liquidation. State laws regarding the handling of the open claims of liquidated insurance carriers vary. Most states have established funds through guaranty associations to pay such remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under policies with the liquidated insurance carrier to Administaff. In Texas, we disputed the right of the guaranty association to be reimbursed for such claims.

     On August 1, 2003, we filed a lawsuit against the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) seeking a declaratory judgment that we are not required to reimburse TPCIGA for workers’ compensation benefits paid or to be paid by TPCIGA under our workers’ compensation policies with Reliance. On August 15, 2003, TPCIGA filed its answer, denying the claims asserted as well as filing a counterclaim that TPCIGA is entitled to full reimbursement from Administaff for workers’ compensation benefits paid or to be paid by TPCIGA under our workers’ compensation policies with Reliance. We estimated that TPCIGA’s claim for reimbursement was approximately $6.8 million. During the fourth quarter of 2003, we paid $1.1 million to settle the lawsuit, including TPCIGA’s claim for reimbursement. The cost of the settlement was reported as a component of workers’ compensation expense in our 2003 Consolidated Statement of Operations.

     We initially secured $1.8 million in insurance coverage to cover potential claims returned to Administaff related to our Reliance policies. We submitted the TPCIGA settlement as a claim under the policy. We collected and recorded a $1.1 million reimbursement during the year ended December 31, 2004. As of December 31, 2004, there was no coverage remaining on the policy. At December 31, 2004, the estimated outstanding claims under our former policies with Reliance totaled approximately $100,000. We have accrued and recorded our estimate of the outstanding claims as of December 31, 2004. It is possible that such losses could exceed our estimates, resulting in an increase to workers’ compensation expense, which would reduce net income.

State Unemployment Taxes

     We record our SUI tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state.

     In December 2001, as a result of a 2001 corporate reorganization, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of the reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment from the EDD. The notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The notice also retroactively imposed the higher unemployment insurance rate on all our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.

     In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer, and the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period.

Conversely, if the outcome of the appeals process is favorable, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on our 2005 unemployment tax rate in California.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages (as of February 14, 2005) and positions of the Company’s executive officers:

Name	Age	Position
Paul J. Sarvadi.	48	Chairman of the Board and Chief Executive Officer
Richard G. Rawson.	56	President
A. Steve Arizpe.	47	Executive Vice President, Client Services and Chief Operating Officer
Jay E. Mincks.	51	Executive Vice President, Sales and Marketing
John H. Spurgin, II	58	Senior Vice President, Legal, General Counsel and Secretary
Douglas S. Sharp.	43	Vice President, Finance, Chief Financial Officer and Treasurer

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.

Price Range of Common Stock

     Our common stock is traded on the New York Stock Exchange under the symbol “ASF”. As of February 14, 2005, there were 185 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange composite transactional tape.

2004	High	Low
First Quarter	$18.45	$14.06
Second Quarter	18.18	14.37
Third Quarter	16.59	9.38
Fourth Quarter	15.50	10.31

2003

First Quarter	$7.50	$4.42
Second Quarter	10.57	5.10
Third Quarter	13.31	8.53
Fourth Quarter	18.10	8.80

Dividend Policy

     We have not paid cash dividends on our common stock since our formation. On February 4, 2005, our Board of Directors declared a $0.07 quarterly dividend per share of common stock for the holders of record on March 7, 2005. The dividend will be paid on April 1, 2005. The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

     The following table provides information about our purchases of Administaff common stock during the three months ended December 31, 2004:

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		as Part of Publicly	Shares that May Yet Be
	of Shares	Average Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Program (2)	Program (2)
10/01/2004 - 10/31/2004	—	$—	—	1,247,477
11/01/2004 - 11/30/2004	—	—	—	1,247,477
12/01/2004 - 12/31/2004	—	—	—	1,247,477
Total	—	$—	—	1,247,477

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,000,000 shares of Administaff common stock, of which 6,752,523 shares had been repurchased as of December 31, 2004. During the three months ended December 31, 2004, we did not purchase shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 23.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$969,527	$890,859	$848,416	$720,219	$598,291
Gross profit	197,694	197,105	165,790	165,015	138,534
Operating income	22,131	24,274	67	18,539	22,234
Net income (loss) from continuing operations	19,210	14,985	(2,921)	10,357	16,900
Net loss from discontinued operations	—	(2,121)	(1,160)	—	—

Net income (loss)	19,210	12,864	(4,081)	10,357	16,900
Diluted net income (loss) per share from continuing operations (2)	$0.72	$0.55	$(0.11)	$0.36	$0.58

Balance Sheet Data:
Working capital	$47,500	$56,032	$41,238	$36,609	$51,179
Total assets	354,638	348,071	315,164	274,003	242,817
Total debt	36,539	42,362	44,169	13,500	—
Total stockholders’ equity	126,529	122,634	116,349	122,935	105,510

Statistical Data:
Average number of worksite employees paid per month during period	77,936	75,036	77,334	69,480	62,140
Revenues per worksite employee per month (3)	$1,037	$989	$914	$864	$802
Gross profit per worksite employee per month	$211	$219	$179	$198	$186
Operating income per worksite employee per month	$24	$27	$—	$22	$30

(1) Gross billings of $5.377 billion, $4.829 billion, $4.857 billion, $4.373 billion and $3.708 billion less worksite employee payroll cost of $4.407 billion, $3.938 billion, $4.009 billion, $3.653 billion and $3.110 billion, respectively.

(2) Adjusted to reflect the two-for-one split of the common stock effected on October 16, 2000.

(3) Gross billings of $5,749, $5,363, $5,234, $5,245 and $4,973 per worksite employee per month less payroll cost of $4,712,
      $4,373, $4,320, $4,381 and $4,171 per worksite employee per month, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this annual report. Historical results are not necessarily indicative of trends in operating results for any future period.

     The statements contained in this annual report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 under “Factors that May Affect Future Results and the Market Price of Common Stock” on page 40 and the uncertainties set forth from time to time in our other public reports and filings and public statements.

Overview

     We provide a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development services. Our overall operating results are largely dependent on the number of worksite employees paid, and can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month. As a result, we often use this unit of measurement in analyzing and discussing our results of operations.

     Our net income from continuing operations increased 28.2% to $19.2 million in 2004 over 2003. During 2004 we received and recorded $8.25 million, or $5.2 million after taxes, related to a legal settlement with our former health insurance carrier, Aetna. We ended 2004 with working capital of $47.5 million, which is a $9 million decline from the end of 2003, despite share repurchases of $17 million and capital expenditures of $8 million during 2004.

     One of our key objectives for 2004 was to develop a pricing strategy and manage our direct costs in such a manner as to produce gross profit of $209 to $215 per worksite employee per month, while returning to double-digit unit growth levels by the end of 2004. In addition, we sought to maintain annual operating expenses between $173.5 million and $177.5 million. During 2004, we achieved all of these key objectives.

     Our 2004 average gross profit per worksite employee per month of $211 reflected the effective execution of our pricing strategy, including moderation of increases in the healthcare allocation component of the comprehensive service fee, while managing our direct costs to slightly better than expected levels. Lower 2004 direct costs, particularly benefits costs and workers’ compensation costs, were primarily a result of the favorable trends in claims experience. Benefits costs per participant increased 5.7 % over 2003, lower than our initial forecast of 8-10%. Declines in both the frequency and severity of workers compensation claims also resulted in lower workers compensation costs.

     We ended 2004 with 81,426 paid worksite employees in December, which represents a 10.5% increase over December 2003. When we established the goal of returning to double-digit unit growth, we specifically targeted improvements in both client retention and sales. During 2004, we experienced a 14% decline in the number of worksite employees lost due to client terminations as compared to 2003. In addition, we saw a 24% increase in the number of new worksite employees over 2003 related to new client sales.

     Operating expenses increased by only 1.6% in 2004 to $175.6 million and are expected to increase only slightly in 2005, as Administaff plans to leverage the existing infrastructure and operating expense levels. Capital expenditures totaled $8.1 million in 2004 and are expected to remain below $10 million in 2005.

     Our long-term strategy continues to be aggregating the best small businesses in the United States on the common platform of our unique human resource service offering, and leveraging the buying power to provide additional valuable services to clients.

     Revenues

     We account for our revenues in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our gross billings, which are based on:

•	the payroll cost of our worksite employees; and

•	a markup computed as a percentage of the payroll cost.

     In determining the pricing of the markup component of the gross billings, we consider our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. We invoice the gross billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

     Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period and the number of worksite employees enrolled in our benefit plans. Because our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.

     Direct Costs

     The primary direct costs associated with our revenue generating activities are:

•	employment-related taxes (“payroll taxes”);

•	costs of employee benefit plans; and

•	workers’ compensation claim costs.

     Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claim histories and vary from state to state.

     Employee benefits costs are comprised primarily of health insurance costs (including dental and pharmacy costs), but also include costs of other employee benefits such as life insurance, vision care, disability insurance, education assistance, adoption assistance, a flexible spending account and a worklife program.

     Our gross profit per worksite employee is determined in part by our ability to accurately estimate and control direct costs and our ability to incorporate changes in these costs into the gross billings charged to clients, which are subject to contractual arrangements that are typically renewed annually. Gross profit is also affected by the markup portion of gross billings, which is calculated based on a percentage of worksite employee payroll cost, and our direct cost structure. We use gross profit per worksite employee per month as our principal measurement of relative performance at the gross profit level.

     Operating Expenses

•	Salaries, wages and payroll taxes — Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation. Our corporate employees primarily include client services, sales and marketing, benefits, legal, finance, information technology and administrative support personnel.

•	General and administrative expenses — Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices;

•	outside professional service fees related to legal, consulting and accounting services;

•	administrative costs, such as postage, printing and supplies;

•	employee travel expenses; and

•	repairs and maintenance costs associated with our facilities and technology infrastructure.

•	Commissions — Commission expense primarily consists of amounts paid to sales personnel and to American Express. Commissions for sales personnel are based on a percentage of revenue generated by such personnel and commissions paid to American Express were paid in accordance with our former Marketing Agreement. The Marketing Agreement was mutually terminated in December 2004.

•	Advertising - Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Administaff Small Business Classic sponsorship and endorsement fees paid to Arnold Palmer.

•	Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.

     Income Taxes

     Administaff’s provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes and non-deductible expenses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include depreciation, software development costs, prepaid assets and accruals for workers’ compensation expenses. Changes in these items are reflected in our financial statements through a deferred income tax provision.

Critical Accounting Policies and Estimates

     Administaff’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, state unemployment taxes, client bad debts, income taxes, property and equipment, and contingent liabilities. We base these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Benefits costs - We provide health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies. The policy with United provides the majority of our health insurance coverage. Pursuant to the terms of our contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and we will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of our then-outstanding security deposit with United, which is $17.5 million as of December 31, 2004. As a result of these contractual terms, we account for this plan using a partially self-funded insurance accounting model.

Each reporting period, we record the costs of the United Plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, a direct cost, in the Consolidated Statements of Operations. We base the estimated IBNR claims upon both (i) a recent level of monthly paid claims under the plan; and (ii) an estimated lag factor based on recent paid claims under the plan, to provide for those claims that have been incurred but not yet paid. We believe that the use of recent claims activity is representative of incurred and paid trends during the reporting period. The estimated lag factor used to compute IBNR claims involves a significant level of judgment. Accordingly, an increase (or decrease) in the estimated lag factor used to compute the IBNR claims would result in a decrease (or increase) in benefits costs and net income would increase (or decrease) accordingly.

The following table illustrates the sensitivity of changes in the lag factor on our estimate of total benefit costs of $378 million in 2004:

Change in Log Factor	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)
(5)%	$(1,421)	$ 888
(2.5)%	(711)	444
2.5%	711	(444)
5%	1,421	(888)

Under the terms of the contract, United establishes plan participant cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a current liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record a current asset for the excess premiums on our Consolidated Balance Sheet. During the year ended December 31, 2004, the cash funded to United exceeded the Plan Costs by approximately $900,000, resulting in an accumulated cash surplus from the inception of the plan of approximately $10.9 million, which is recorded as prepaid insurance on our Consolidated Balance Sheet.

•	State unemployment taxes - We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. We must estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received. In determining these estimates, we take into account the expected payroll levels and unemployment claim history for such states.

As a result of the 2001 corporate restructuring, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of the reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of

Assessment from the EDD. The notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The notice also retroactively imposed the higher unemployment insurance rate on all our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.

In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussion with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer and that the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on our 2005 unemployment tax rate in California.

•	Workers’ compensation costs - Our workers’ compensation insurance policy for the two-year period ending September 30, 2003 (“2003 Policy”) was a guaranteed-cost policy under which premiums were paid for full-insurance coverage of all claims incurred during the policy period. This policy also contained a dividend feature for each policy year, under which we were entitled to a refund of a portion of our premiums if, four years after the end of the policy year, claims paid by the insurance carrier for the policy year were less than an amount set forth in the policy. In accordance with EITF Topic D-35, FASB Staff Views on EITF No. 93-6, “Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises,” we estimated the amount of refund, if any, that had been earned under the dividend feature, based on the actual claims incurred to date and a factor used to develop those claims to an estimate of the ultimate cost of the incurred claims during that policy year. If our estimates were to indicate that an additional dividend had been earned, we would record a receivable for the amount of that dividend and decrease our workers’ compensation insurance expense, which would increase net income in the period that such determination was made. On the other hand, if our estimates were to indicate that the amount of any recorded dividend receivable had been reduced due to greater than anticipated claim developments, we would reduce our receivable and increase our workers’ compensation insurance expense, which would reduce net income in the period that such determination was made. In May 2003, our workers’ compensation carrier’s rating was downgraded by A.M. Best Co. (“Best”) from a “B” or “fair” rating to a “C++” or “marginal” rating. In June 2003, Best further downgraded the carrier to a “D” or “poor” rating. Best’s rating represents an opinion on the insurer’s financial strength and ability to meet its ongoing obligations to its policyholders. As a result of these downgrades, we elected to accelerate the termination of our contract from September 30, 2003 to September 1, 2003. In addition, we recorded a charge of $2.5 million in the second quarter of 2003 to write-off the dividend receivable from our workers’ compensation carrier due to the uncertainty of the carrier’s ultimate ability to pay this dividend.

On September 1, 2003, we obtained a workers’ compensation policy (“2004 Policy”), which matured and was subsequently renewed on September 16, 2004 for the period ending September 30, 2005 (“2005 Policy”). The policies are with selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities.

Because we bear the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers compensation insurance includes ongoing healthcare and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. Our management estimates our workers’ compensation costs by applying an aggregate loss development rate to worksite employee payroll levels. We employ a third party actuary to estimate the loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims and an estimate of future cost trends. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the discount rate utilized in 2003 and 2004 averaged 2.0% and 2.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Our claim trends could be greater than or less than our prior estimates, in which case we would revise our claims estimates and record an adjustment to workers’ compensation costs in the period such determination is made. If we were to experience any significant changes in actuarial assumptions, our loss development rates could increase (or decrease) which would result in an increase (or decrease) in workers’ compensation costs and a resulting decrease (or increase) in net income reported in our Consolidated Statement of Operations.

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $54 million in 2004:

	Change in Workers	Change in
Change in Loss	Compensation Costs	Net Income
Development Rate	(in thousands)	(in thousands)
(5)%	$(2,000)	$1,250
2.5)%	(1,000)	625
2.5%	1,000	(625)
5%	2,000	(1,250)

At the beginning of each policy period, the insurance carrier, AIG, establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by AIG. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.

Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

As of December 31, 2004, we had restricted cash of $18.5 million and deposits of $52.3 million. A $13.3 million security deposit related to the 2004 policy is included in deposits. We have estimated and accrued $41.4 million in incurred workers’ compensation claim costs, which is net of $10.5 million in paid claims, as of December 31, 2004.

•	Contingent liabilities - We accrue and disclose contingent liabilities in our consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. We have disclosed in our audited financial statements several issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. See Note 12 to our consolidated financial statements. As these issues develop, we will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.

•	Deferred taxes - We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts - We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:

•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.

To mitigate this risk, we have established very tight credit policies. We generally require our clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, we maintain the right to terminate the Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee. As a result of these efforts, losses related to customer nonpayment have historically been low as a percentage of revenues. However, if our clients’ financial condition were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Property and equipment - Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. During 2003 we ceased operations of Administaff Financial Management Services, Inc. (“FMS”) and recorded an after-tax impairment charge of approximately $800,000 related to the write down of assets of FMS. As a result, FMS is being reported as a discontinued operation in accordance with SFAS No. 144.

New Accounting Pronouncement

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

          Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either: (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

          We plan to adopt Statement 123(R) using the modified prospective method.

          As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our results of operations, although it will have no material impact on our overall financial position. We cannot predict the impact of our adoption of Statement 123(R) at this time because it will depend on levels and types of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $352,000, $249,000, and $203,000 in 2004, 2003 and 2002, respectively.

          On February 1, 2005, the compensation committee of our Board of Directors approved the acceleration of vesting of all unvested stock options that have an exercise price greater than our January 31, 2005 closing market price of $14.59. This accelerated vesting affected approximately 733,000 common stock options with a weighted average exercise price of $18.09. The primary purpose of the accelerated vesting is to eliminate future compensation expense we would otherwise recognize in our statement of operations with respect to these accelerated options subsequent to the July 1, 2005 effective date of FASB 123(R). The estimated maximum future expense that is eliminated is approximately $5.9 million, including $1.5 million in 2005.

          On February 1, 2005, the compensation committee of our Board of Directors approved a grant of 302,000 restricted common shares to certain of our employees and officers. The restricted common shares have a fair value of $14.86 per share and vest over three years. Restricted common shares, under fixed accounting, are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock on the date of the grant. Such value is recognized as compensation expense over the corresponding vesting period.

Transactions with Related and Other Certain Parties

          We do not have any transactions with related parties that we consider material to our results of operations and/or financial condition.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

          The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2004 and 2003.

	Year ended December 31,
	2004	2003	% change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $5.377 billion and $4.829 billion less worksite employee payroll cost of $4.407 billion and $3.938 billion, respectively)	$969,527	$890,859	8.8%
Gross profit	197,694	197,105	0.3%
Operating expenses	175,563	172,831	1.6%
Operating income	22,131	24,274	(8.8)%
Other income	8,605	196	—
Net income from continuing operations	19,210	14,985	28.2%
Diluted net income from continuing operations per share of common stock	0.72	0.55	30.9%

Statistical Data:
Average number of worksite employees paid per month	77,936	75,036	3.9%
Revenues per worksite employee per month (1)	$1,037	$989	4.9%
Gross profit per worksite employee per month	211	219	(3.7)%
Operating expenses per worksite employee per month	188	192	(2.1)%
Operating income per worksite employee per month	24	27	(11.1)%
Net income from continuing operations per worksite employee per month	21	17	23.5%

(1)	Gross billings of $5,749 and $5,363 per worksite employee per month less payroll cost of $4,712 and $4,373 per worksite employee per month, respectively.

          Revenues

          Our revenues, which represent gross billings net of worksite employee payroll cost, increased 8.8% over 2003 due to a 4.9% increase in revenues per worksite employee per month and a 3.9% increase in the average number of worksite employees paid per month.

          Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. The 3.9% increase in the average number of worksite employees paid per month during 2004 was due to an increase in worksite employees from all three sources of paid worksite employees.

          The 4.9% increase in revenues per worksite employee per month was primarily due to pricing increases in the markup portion of our comprehensive service fee.

          The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2004 and 2003.

	Year ended December 31,			Year ended December 31,
	2004	2003	% change	2004	2003
	(in thousands)			(% of total revenue)
Northeast	$134,124	$115,872	15.8%	13.8%	13.0%
Southeast	90,657	95,293	(4.9)%	9.4%	10.7%
Central	137,184	131,416	4.4%	14.1%	14.8%
Southwest	378,901	355,283	6.6%	39.1%	39.8%
West	222,209	187,996	18.2%	22.9%	21.1%
Other revenues	6,452	4,999	29.1%	0.7%	0.6%

Total revenues	$969,527	$890,859	8.8%	100.0%	100.0%

          Gross Profit

          Gross profit increased 0.3% to $197.7 million compared to 2003. Gross profit per worksite employee decreased 3.7% to $211 per month in 2004 versus $219 in 2003. This decrease was primarily the result of moderating price increases in the health insurance component of the comprehensive service fee, relative to expected cost increases, over the last half of 2003 and first half of 2004. Our pricing objective is to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in our primary direct costs and our operating costs.

          While our revenues per worksite employee per month increased 4.9%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 7.3% to $826 per worksite employee per month in 2004 versus $770 in 2003. The primary direct cost components changed as follows:

•	Payroll tax costs – Payroll taxes increased $33 per worksite employee per month. Payroll taxes as a percentage of payroll cost increased to 7.41% in 2004 from 7.23% in 2003. The increase was a result of higher weighted average state unemployment tax rates in 2004 compared to 2003, offset in part by the $2.3 million, or 0.05% of payroll cost, reduction of payroll tax expense related to the settlement discussions with the state of California in the second quarter of 2004. In addition, during 2003, we recorded a $3.9 million, or 0.10% of payroll cost, reduction in payroll taxes due to the receipt of our final 2002 and 2003 unemployment tax rates from the Texas Workforce Commission. Furthermore, we accrued $5.6 million, or 0.14% of payroll cost, in additional payroll taxes in 2003 related to an unemployment tax assessment from the Employment Development Department of the State of California. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 26 for a detailed discussion of our accounting for payroll taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $24 per worksite employee per month over 2003, due to a 5.7% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plan to 71.1% in 2004 versus 70.7% in 2003. Please read “ — Critical Accounting Policies and Estimates – Benefits Costs” on page 26 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $5 per worksite employee per month, and decreased to 1.35% of non-bonus payroll cost in 2004 from 1.56% in 2003. In 2004, we collected and recorded a $1.1 million, or 0.03% of non-bonus payroll cost, reimbursement from an insurance carrier related to a 2003 workers’ compensation settlement with the State of Texas. During 2003, we incurred (i) a $2.5 million, or 0.07% of non-bonus payroll cost, charge related to our former workers’ compensation dividend receivable due to collectibility concerns; and (ii) approximately $2.0 million, or 0.06% of non-bonus payroll cost, in workers’ compensation costs related to contract termination costs associated with our former policy and state surcharges relating to policies dating back to 1999, which were assessed by various states and passed through to Administaff through our previous carrier. Please read “ — Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 27 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses

          The following table presents certain information related to our operating expenses for the years ended December 31, 2004 and 2003.

	Year ended December 31,			Year ended December 31,
	2004	2003	% change	2004	2003	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$88,298	$82,802	6.6%	$94	$92	2.2%
General and administrative expenses	49,283	50,033	(1.5)%	53	55	(3.6)%
Commissions	10,447	10,656	(2.0)%	11	12	(8.3)%
Advertising	10,021	8,581	16.8%	11	10	10.0%
Depreciation and amortization	17,514	20,759	(15.6)%	19	23	(17.4)%

Total operating expenses	$175,563	$172,831	1.6%	$188	$192	(2.1)%

          Operating expenses increased 1.6% to $175.6 million. Operating expenses per worksite employee per month decreased 2.1% to $188 in 2004 versus $192 in 2003. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 6.6%, or $2 per worksite employee per month compared to 2003. The increase is primarily due to a 2.7% increase in headcount and a 3.6% increase in average pay, offset by a $1.3 million decrease in incentive compensation and $1.5 million decrease in capitalized software development costs in 2004.

•	General and administrative expenses decreased 1.5%, or $2 per worksite employee per month compared to 2003. The decrease is primarily due to higher legal fees in the 2003 period associated with the legal dispute with Aetna and lower consulting costs, offset by higher corporate insurance and repairs and maintenance costs in 2004.

•	Commissions expense decreased 2.0% or $1 per worksite employee per month compared to 2003.

•	Advertising costs increased 16.8% or $1 per worksite employee as compared to 2003, due primarily to sponsorship costs associated with the Administaff Small Business Classic professional golf tournament held in October 2004 in Houston, Texas.

•	Depreciation and amortization expense decreased 15.6% and $4 on a per worksite employee basis versus 2003 as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2004 capital additions.

          Other Income (Expense)

          Other income (expense) increased to $8.6 million in 2004 compared to $196,000 in 2003, primarily due to the $8.25 million settlement of our dispute with Aetna during 2004. Please read Note 12 to the consolidated financial statements for a discussion of this matter.

          Income Tax Expense

          During 2004, we incurred federal and state income tax expense of $11.5 million on pre-tax income of $30.7 million. Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses. Our effective income tax rate was 37.5% in the 2004 period compared to 38.8% in the 2003 period. During 2004, we recorded a $213,000 cumulative tax adjustment due to a change in estimate resulting from the favorable impact of our captive insurance subsidiary on state income tax rates. In 2003 we utilized previously unrecognized capital loss carryforwards on a $457,000 gain from the sale of an investment.

          Net Income From Continuing Operations

          Net income from continuing operations for 2004 was $19.2 million, or $0.72 per diluted share, compared to $15.0 million, or $0.55 per diluted share in 2003. On a per worksite employee per month basis, net income from continuing operations increased 23.5% to $21 in 2004 versus $17 in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

          The following table presents certain information related to our results of operations for the years ended December 31, 2003 and 2002.

	Year ended December 31,
	2003	2002	% change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $4.829 billion and $4.857 billion less worksite employee payroll cost of $3.938 billion and $4.009 billion, respectively)	$890,859	$848,416	5.0%
Gross profit	197,105	165,790	18.9%
Operating expenses	172,831	165,723	4.3%
Operating income	24,274	67	36,129.9%
Other income (expense)	196	(1,747)	111.2%
Net income (loss) from continuing operations	14,985	(2,921)	613.0%
Diluted net income (loss) from continuing operations per share of common stock	0.55	(0.11)	600.0%

Statistical Data:
Average number of worksite employees paid per month	75,036	77,334	(3.0)%
Revenues per worksite employee per month (1)	$989	$914	8.2%
Gross profit per worksite employee per month	219	179	22.3%
Operating expenses per worksite employee per month	192	179	7.3%
Operating income per worksite employee per month	27	—	—
Net income (loss) from continuing operations per worksite employee per month	17	(3)	666.7%

(1)	Gross billings of $5,363 and $5,234 per worksite employee per month less payroll cost of $4,373 and $4,320 per worksite employee per month, respectively.

          Revenues

          Our revenues, which represent gross billings net of worksite employee payroll cost, increased 5.0% over 2002 due to an 8.2% increase in revenues per worksite employee per month partially offset by a 3.0% decrease in the average number of worksite employees paid per month.

          Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. The 3.0% decrease in the average number of worksite employees paid per month during 2003 was primarily related to a decline in worksite employees from new client sales and lower levels of client retention.

          The 8.2% increase in revenues per worksite employee per month was primarily due to pricing increases in the markup portion of our gross billings. In 2003, worksite employee payroll cost per month increased as compared to the decrease experienced in 2002.

          The following table presents certain information related to our revenues by region for the years ended December 31, 2003 and 2002.

	Year ended December 31,			Year ended December 31,
	2003	2002	% change	2003	2002
	(in thousands)			(% of total revenue)
Northeast	$115,872	$101,097	14.6%	13.0%	11.9%
Southeast	95,293	92,480	3.0%	10.7%	10.9%
Central	131,416	123,901	6.1%	14.8%	14.6%
Southwest	355,283	360,622	(1.5)%	39.8%	42.5%
West	187,996	164,221	14.5%	21.1%	19.3%
Other revenues	4,999	6,095	(18.0)%	0.6%	0.8%

Total revenues	$890,859	$848,416	5.0%	100.0%	100.0%

          Gross Profit

          Gross profit increased 18.9% to $197.1 million compared to 2002. Gross profit per worksite employee increased 22.3% to $219 per month in 2003 versus $179 in 2002. This increase was primarily the result of pricing increases exceeding increases in direct costs, particularly in the healthcare component of the comprehensive service fee. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in our primary direct costs and our operating costs.

          While our revenues per worksite employee per month increased 8.2%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.6% to $770 per worksite employee per month in 2003 versus $736 in 2002. The primary direct cost components changed as follows:

•	Payroll tax costs – Payroll taxes increased $3 per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased to 7.23% in 2003 from 7.25% in 2002. During 2003, we recorded a $3.9 million, or 0.10% of payroll cost, reduction in payroll taxes due to the receipt of our final 2002 and 2003 unemployment tax rates from the Texas Workforce Commission. We accrued $5.6 million, or 0.14% of payroll cost, in additional payroll taxes in 2003 related to an unemployment tax assessment from the Employment Development Department of the State of California. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 26 for a detailed discussion of our accounting for payroll taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $17 per worksite employee per month over 2002, due to a 8.1% increase in the cost per covered employee and a decrease in the percentage of worksite employees covered under our health insurance plan to 70.7% in 2003 versus 73.0% in 2002. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 26 for a discussion of the Company’s accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $14 per worksite employee per month, and increased to 1.56% of non-bonus payroll cost in 2003 from 1.23% in 2002. Due to the deterioration of the financial condition of our former insurance carrier in 2003, as evidenced by rating downgrades, we recorded a $2.5 million, or 0.07% of non-bonus payroll cost, charge in 2003 related to the write-off of the workers’ compensation dividend, earned and initially recorded in 2002. Additionally, during 2003 we incurred approximately $2.0 million, or 0.06% of non-bonus payroll cost, in costs related to the termination of our contract with our former insurance carrier and state surcharges relating to policies dating back to 1999, which were assessed by various states and passed through to Administaff through our previous carrier. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 27 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses

          The following table presents certain information related to our operating expenses for the years ended December 31, 2003 and 2002.

	Year ended December 31,			Year ended December 31,
	2003	2002	% change	2003	2002	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$82,802	$74,989	10.4%	$92	$81	13.6%
General and administrative expenses	50,033	50,172	(0.3)%	55	54	1.9%
Commissions	10,656	12,127	(12.1)%	12	13	(7.7)%
Advertising	8,581	7,138	20.2%	10	8	25.0%
Depreciation and amortization	20,759	21,297	(2.5)%	23	23	—

Total operating expenses	$172,831	$165,723	4.3%	$192	$179	7.3%

          Operating expenses increased 4.3% to $172.8 million. Operating expenses per worksite employee per month increased 7.3% to $192 in 2003 versus $179 in 2002, as worksite employees declined by 3.0%. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 10.4%, or $11 per worksite employee per month. The increase is primarily due to an accrual related to our 2003 incentive compensation plan and the increased compensation costs to staff the new retirement services business. The average number of corporate employees during 2003 remained flat as compared to the 2002 average. The average base pay of corporate employees during 2003 increased 3.2%.

•	General and administrative expenses decreased 0.3%, or $1 per worksite employee per month compared to 2002.

•	Commissions expense decreased 12.1% or $1 per worksite employee per month compared to 2002 due to the decline in paid worksite employees in 2003 as compared to 2002.

•	Advertising costs increased 20.2% or $2 per worksite employee as compared to 2002 due to increased marketing efforts focused on lead generation.

•	Depreciation and amortization expense decreased 2.5% and remained constant on a per worksite employee basis versus 2002 as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2003 capital additions.

          Other Income (Expense)

          Other income (expense) improved from net expense of $1.7 million in 2002 to net other income of $196,000 in 2003, primarily because we recorded a write-off of our investment in eProsper of $3.1 million in 2002.

          Income Tax Expense

          During 2003, we incurred federal and state income tax expense from continuing operations of $9.5 million on pre-tax income of $24.5 million. Our effective income tax provision differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

          Net Income (Loss) From Continuing Operations

          Net income from continuing operations for 2003 was $15.0 million, or $0.55 per diluted share, compared to a net loss of $2.9 million, or $0.11 per diluted share in 2002. On a per worksite employee per month basis, net income increased 666.7% to $17 in 2003 versus a net loss of $3 in 2002.

          Discontinued Operations

          During 2003 we incurred a net loss from our discontinued operations, Administaff Financial Management Services, of $2.1 million versus $1.2 million in 2002. During 2003, we ceased operations of FMS and incurred after-tax impairment charges of $800,000 related to the write-off of the assets of FMS.

          Non-GAAP Financial Measures

          Non-bonus payroll cost is a non-GAAP financial measure that excludes the impact of bonus payrolls paid to our worksite employees. Bonus payroll cost varies from period to period, but has no direct impact to our ultimate workers’ compensation costs under the current program. As a result, our management refers to non-bonus payroll cost in analyzing, reporting and forecasting our workers’ compensation costs. These non-GAAP financial measures are not prepared in accordance with generally accepted accounting principles (“GAAP”) and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We include these non-GAAP financial measures because we believe they are useful to investors in allowing for greater transparency related to the costs incurred under our current workers’ compensation program. Please review the reconciliation of the non-GAAP financial measures used to their most directly comparable GAAP financial measures as provided in the table below.

	Year ended December 31,
	2004	2003	% Change
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$4,407,063	$3,938,021	11.9%
Less: bonus payroll cost	392,909	330,903	18.7%

Non-Bonus payroll cost	$4,014,154	$3,607,118	11.3%

Payroll cost per worksite employee (GAAP)	$4,712	$4,373	7.8%

Less: Bonus payroll cost per worksite employee	420	367	14.4%

Non-bonus payroll cost per worksite employee	$4,292	$4,006	7.1%

Liquidity and Capital Resources

          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $109.7 million in cash and cash equivalents and marketable securities at December 31, 2004, of which approximately $57.0 million was payable in early January 2005 for withheld federal and state income taxes, employment taxes and other payroll deductions. At December 31, 2004, we had working capital of $47.5 million compared to $56.0 million at December 31, 2003. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2005. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

          Cash Flows From Operating Activities

           Our cash flows from operating activities in 2004 decreased $45.7 million from 2003 to $10.5 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods, which end on a Friday, such as in 2004, when client prepayments were $11.2 million and accrued worksite employee payroll was $59.3 million. However, for those reporting periods which end on a Wednesday, such as in 2003, when customer prepayments were $31.8 million and accrued worksite employee payroll was $65.5 million, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls two days subsequent to year-end.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs resulting in a $10.9 million surplus, which is reflected as a current asset on our Consolidated Balance Sheet at December 31, 2004.

•	Workers’ compensation plan funding – Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, net of claims paid, were $42.4 million in 2004 and $15.1 million for the four months under the new plan in 2003, respectively. This compares to our estimate of workers’ compensation loss costs of $29.4 million and $12.0 million in 2004 and 2003, respectively.

•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased to $19.2 million in 2004 from $12.9 million in 2003. Please read Results of Operations — Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 on page 31. During 2004, we executed a settlement agreement with Aetna Life Insurance Company resulting in our receipt of $8.25 million in settlement proceeds in the first quarter of 2004. Please read Note 12 to the Consolidated Financial Statements.

          Cash Flows From Investing Activities

          Capital expenditures totaled $8.1 million in 2004 and consisted primarily of computer hardware and software. Capital expenditures for computer hardware and software included costs associated with purchasing software licenses and computer hardware to enhance the performance and stability of our technology infrastructure.

          We expect a consistent level of capital expenditures in 2005 and therefore have budgeted approximately $10 million.

          Cash Flows Used In Financing Activities

          Cash flows used in financing activities were $21.4 million during 2004. These cash flows were primarily related to $17.2 million of treasury stock purchases and the repayment of $5.8 million of our term notes and capital lease obligations.

          On December 20, 2002, we entered into a $36 million mortgage agreement that matures in January 2008. The proceeds were used to repay our outstanding balance under our revolving credit agreement, which expired in December 2002. The mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (2.3% at December 31, 2004) plus 2.9%. The mortgage is secured by real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas. Monthly principal and interest payments are approximately $230,000, with the remaining balance due upon maturity. The mortgage provides for prepayment penalties, as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment penalty during the final year of the mortgage.

          In October 2002, we entered into a $3.8 million capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term.

          In October 2002, we obtained a $4.5 million term loan bearing interest at the one-month commercial paper rate plus 3.1% (4.53% at September 30, 2004). The loan was secured by our aircraft and repaid in November 2004.

          Our borrowings in 2002 primarily related to the financing of the construction and furnishing of our corporate headquarters. We do not anticipate any significant borrowings over the next several years.

          Contractual Obligations and Commercial Commitments

          The following table summarizes our contractual obligations and commercial commitments as of December 31, 2004 and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Mortgage	$38,530	$2,844	$5,315	$30,371	$—
Capital lease obligations	3,334	695	1,390	1,249	—
Non-cancelable operating leases	50,774	9,395	17,146	11,420	12,813
Purchase obligations (1)	11,745	5,098	5,637	480	530
Other long-term liabilities
Accrued workers’ compensation costs (2)	41,423	18,800	9,682	8,076	4,865

Total contractual cash obligations	$145,806	$36,832	$39,170	$51,596	$18,208

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000.

(2)	The current portion of these liabilities is also included. For more information, please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 27.

Other Matters

          On February 4, 2005, the board of directors declared a quarterly dividend of $0.07 per share of common stock to holders of record on March 7, 2005. The dividend will be paid on April 1, 2005.

          On February 1, 2005, the compensation committee of the board of directors approved accelerated vesting of all unvested stock options that have an exercise price greater than our January 31, 2005 closing market price of $14.59. This accelerated vesting affected approximately 733,000 common stock options with a weighted average exercise price of $18.09. The primary purpose of the accelerated vesting is to eliminate future compensation expense we would otherwise recognize in our income statement with respect to these accelerated options subsequent to the July 1, 2005 effective date of FASB Statement No. 123(R) (“FASB 123(R)”). The estimated maximum future expense that is eliminated is approximately $5.9 million, including $1.5 million in 2005.

          On February 1, 2005, the compensation committee of the board of directors approved a grant of 302,000 restricted common shares to certain employees and officers pursuant to our 2001 Incentive Plan. The restricted common shares have a fair value of $14.86 per share and vest over three years. Restricted common shares, under fixed accounting, are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period.

Seasonality, Inflation and Quarterly Fluctuations

          Historically, our earnings pattern has included losses in the first quarter followed by improved profitability in subsequent quarters throughout the year. This pattern was due to the effects of employment-related taxes, which are based on each employee’s cumulative earnings up to specified wage levels, causing employment-related taxes to be highest in the first quarter and then decline over the course of the year. Because our revenues related to each employee were generally earned and collected at a relatively constant rate throughout each year, payment of such tax obligations had a substantial impact on our financial condition and results of operations during the first six months of each year. Other factors that affect direct costs could have mitigated or enhanced this trend.

          We modified our Client Service Agreement (“CSA”) for new and renewing clients beginning January 1, 2003. Under the provisions of the modified CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner which more closely reflects the pattern of incurred payroll tax costs. This contractual change coincided with the implementation of a new pricing and billing system. The impact of new and renewing clients active under the modified CSA in January 2003, which represented approximately 20% of our client base, has resulted in the partial offset of our historical earnings pattern in 2003. Substantially all clients were active under the modified CSA in January 2004. For those clients, we experienced an offset of our historical earnings pattern. However, based on contractual arrangements, new clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in improved profitability over the course of the year for those clients.

          We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

          Liability for Worksite Employee Payroll and Benefits Costs

          Under the CSA, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not as an agent of the client company. Our obligations include responsibility for:

•	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company timely pays us the associated service fee; and

•	providing benefits to worksite employees even if our costs to provide such benefits exceed the fees the client company pays us.

If a client company does not pay us, or if the costs of benefits we provide to worksite employees exceed the fees a client company pays us, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.

          Increases in Health Insurance Premiums and Workers’ Compensation Costs

          Maintaining health and workers’ compensation insurance plans that cover worksite employees is a significant part of our business. Our primary health insurance contract expires on December 31, 2005, and automatically renews each year, subject to cancellation by either party upon 180 days notice. The current workers’ compensation contract expires on September 30, 2005. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.

          Health insurance premiums and workers’ compensation costs are in part determined by our claims experience and comprise a significant portion of our direct costs. We employ extensive risk management procedures in an attempt to control our claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, if we experience a sudden and unexpected large increase in claim activity, our health insurance costs or workers’ compensation insurance costs could increase. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

          We experienced a 5.7% increase in benefits costs per covered employee during 2004 and expect an 8% to 10% increase in 2005. We experienced a 13.6% decline in workers’ compensation costs as a percentage of non-bonus payroll. Please read Results of Operations – Gross Profit – Workers’ Compensation Costs on page 32. However, we expect a 2% to 5% increase in 2005. While our results of operations may be impacted to some degree in future periods by the healthcare and workers’ compensation cost increases or decreases and our contractual pricing constraints, we do not expect this situation to have a material adverse effect on our financial position.

          We provide health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies. The policy with United provides the majority of our health insurance coverage. Pursuant to the terms of our contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and we will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of our then-outstanding security deposit with United, which is $17.5 million as of December 31, 2004. As a result of these contractual terms, we account for this plan using a partially self-funded insurance accounting model.

          Each reporting period, we record the costs of the United Plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, a direct cost, in the Consolidated Statements of Operations. The estimated IBNR claims are based upon both (i) a recent level of monthly paid claims under the plan; and (ii) an estimated lag factor based on recent paid claims under the plan, to provide for those claims that have been incurred but not yet paid. We believe that the use of recent claims activity is representative of incurred and paid trends during the reporting period. Our estimated lag factor used to compute IBNR claims involves a significant level of judgment. Accordingly, an increase (or decrease) in the estimated lag factor used to compute the IBNR claims would result in a decrease (or increase) in benefits costs and net income would increase (or decrease) accordingly.

          In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ending September 2003, Lumbermens

Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”), made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.” A “run-off” is the professional management of an insurance company’s discontinued, distressed or nonrenewed lines of insurance and associated liabilities outside of a judicial proceeding. In the event the run-off process is not successful and Kemper is forced into bankruptcy or a similar proceeding, most states have established guaranty funds to pay remaining claims. However, the guarantee associations in some states, including Texas, have asserted that state law returns the liability for open claims under such policies to the insured, as we experienced when another former insurance carrier, Reliance National Indemnity Co., declared bankruptcy in 2001. In that case, the Texas state guaranty association asserted that it was entitled to full reimbursement from us for workers’ compensation benefits paid by the association. Although we settled that dispute within the limits of insurance coverage we had secured to cover potential claims returned to us related to the Reliance policies, if one or more states were to assert that liability for open claims with Kemper should be returned to us, we may be required to make a payment to the state covering estimated claims attributable to us. Any such payment would reduce net income, which may have a material adverse effect on net income in the reported period.

          On September 1, 2003, we obtained a workers’ compensation policy (“2004 Policy”), which matured and was subsequently renewed commencing on September 16, 2004 until September 30, 2005 (“2005 Policy”) with selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The 2004 Policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities.

          Because we bear the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers compensation insurance includes ongoing healthcare and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. Our management estimates our workers’ compensation costs by applying an aggregate loss development rate to worksite employee payroll levels. We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims and an estimate of future cost trends. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the discount rate utilized in 2003 and 2004 averaged 2.0% and 2.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

          Our claim trends could be greater than or less than our prior estimates, in which case we would revise our claims estimates and record an adjustment to workers’ compensation costs in the period we determine that the claims trends are higher or lower than our estimates. If we were to experience any significant changes in actuarial assumptions, our loss development rates could increase (or decrease) which would result in an increase (or decrease) in workers’ compensation costs and a resulting decrease (or increase) in net income reported in our Consolidated Statement of Operations.

          In conjunction with entering into the 2004 Policy, we formed a wholly owned captive insurance subsidiary (the “Captive”). We recognize the Captive as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

          Increases in Unemployment Tax Rates

          We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Many states have experienced and are experiencing significant increases in unemployment claims due to depressed economic conditions over the last few years. As a result, our unemployment tax rates have increased over the last several years and are expected to continue to increase. Some states have implemented retroactive cost increases. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

          As a result of the 2001 corporate restructuring, we filed for a transfer of our reserve account with the EDD. The EDD approved our request for transfer of our reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment from the EDD. The notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The notice also retroactively imposed the higher unemployment insurance rate on all our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.

          In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussion with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer and the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to us, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on the Company’s 2005 unemployment tax rate in California.

          Need to Renew or Replace Client Companies

          Our standard CSA can be cancelled by us or the client with 30 to 60 days notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our client companies upon the termination or cancellation of the CSA. Our client attrition rate was approximately 25% in 2004. There can be no assurance that the number of contract cancellations will continue at these levels or increase in the future.

          Competition and New Market Entrants

          The PEO industry is highly fragmented. Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies and human resource consultants. Several of our competitors are PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc. Such companies have substantially greater resources than Administaff. Accordingly, the PEO divisions of such companies may be able to provide their PEO services at more competitive prices than we may be able to offer. Moreover, we expect that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than us may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

          Liabilities for Client and Employee Actions

          A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. Our CSA establishes the contractual division of responsibilities between Administaff and our clients for various personnel management matters, including compliance with and liability under various governmental regulations. However, because we act as a co-employer, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although the CSA provides that the client is to indemnify us for any liability attributable to the client’s conduct, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, which may subject us to liability for the actions of such worksite employees.

          We maintain certain general insurance coverages (including coverages for our clients) to manage our exposure for these types of claims, and as a result, the costs in excess of insurance premiums we incur with respect to this exposure have historically been insignificant to our operating results.

          Federal, State and Local Regulation

          As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax and employment matters. By entering into a co-employer relationship with employees assigned to work at client company locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of these other federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.

          While many states do not explicitly regulate PEOs, 25 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states.

          401(k) Recordkeeping Services

          On October 1, 2003, we began performing recordkeeping services for the Administaff 401(k) Plan (“Plan”), and on December 31, 2003, began performing such services for the Administaff Spinoff 401(k) Plan and Administaff Corporate 401(k) Plan. In addition, we began to offer such services to certain other defined contribution plans, which are sponsored and maintained by PEO and non-PEO clients (“Other Plans”). Historically, we have contracted with a third party administrator to provide a majority of the recordkeeping functions associated with the Plan and have not offered any significant services with respect to Other Plans. Failure to manage this new service effectively could have a material adverse effect on our financial condition and results of operations.

          Geographic Market Concentration

          While we have sales offices in 21 markets, our Houston and Texas (including Houston) markets accounted for approximately 20% and 39%, respectively, of our revenues for the year ended December 31, 2004. Accordingly, while we have a goal of expanding in our current and future markets outside of Texas, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas (including Houston).

          Potential Client Liability for Employment Taxes

          Under the CSA, we assume sole responsibility and liability for paying federal employment taxes imposed under the Code with respect to wages and salaries we pay our worksite employees. There are essentially three types of federal employment tax obligations:

•	income tax withholding requirements;

•	obligations under the Federal Income Contribution Act (“FICA”); and

•	obligations under the Federal Unemployment Tax Act (“FUTA”).

Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While the CSA provides that we have sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client company may be held jointly and severally for those obligations. While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Administaff, a definitive adverse resolution of this issue may discourage clients from enrolling in the future.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities, and our long-term debt. The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.

          We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our marketable securities are currently managed by two professional investment management companies, each of which is guided by our investment policy. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist primarily of short and intermediate-term debt securities.

          As of December 31, 2004, our available-for-sale marketable securities included an investment in a mutual fund that holds corporate debt securities with maturities up to 18 months. The amortized cost basis, fair market value and 30-day yield of this investment was $11.4 million, $11.2 million and 2.39%, respectively, at December 31, 2004. The following table presents information about our available-for-sale marketable securities, excluding the mutual fund investment, as of December 31, 2004 (dollars in thousands):

	Principal	Average
	Maturities	Interest Rate
2005	$450	1.6%
2006	783	5.0%
2007	1,665	5.1%
2008	2,000	5.1%
2009	1,640	5.1%
Thereafter	9,665	2.8%

Total	$16,203	3.6%

Fair Market Value	$16,756

          Our mortgage loan includes variable interest rates, and as a result, our total cost of borrowing under the agreement is also subject to interest rate risk. As of December 31, 2004 we had borrowed $33.7 million under the agreement with an interest rate of 5.2%. At December 31, 2004, the fair market value of our variable rate borrowing approximated the carrying value. The following table summarizes principal maturities of our variable interest rate mortgage as of December 31, 2004 (dollars in thousands):

Principal
Maturities
2005	$1,147
2006	1,158
2007	1,070
2008	30,371
2009	—
Thereafter	—

$33,746

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information required by this Item 8 is contained in a separate section of this annual report. See “Index to Consolidated Financial Statements” on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Design and Evaluation of Internal Control Over Financial Reporting

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2004 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

          There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class I Directors (For Terms Expiring at the 2008 Annual Meeting),” “ – Directors Remaining in Office,” and “ – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).

Code of Business Conduct and Ethics

          Our Board of Directors adopted our Code of Business Conduct and Ethics (the “Code of Ethics”), which meets the requirements of Rule 303.A of the New York Stock Exchange Listed Company Manual and Item 406 of Regulation S-K. You can access our Code of Ethics on the Corporate Governance page of our website at www.administaff.com. Any stockholder who so requests may obtain a printed copy of the Code of Ethics from Administaff. Changes in and waivers to the Code of Ethics for the Company’s directors, executive officers and certain senior financial officers will be posted on our Internet website within five business days and maintained for at least twelve months.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Proposal Number 2 – Approval of the 2001 Incentive Plan, as amended and restated – Equity Compensation Plan Information” in the Administaff Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 1: Election of Directors – Certain Relationships and Related Transactions” in the Administaff Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 3: Ratification and Appointment of Independent Public Accountants – Fees of Ernst & Young LLP” and “ – Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Administaff Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements of the Company

The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a) 2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

(a) 3.	List of Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Amended and Restated Rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

4.9	Amendment No. 1 to Amended and Restated Rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

4.10	Amendment No. 2 to Amended and Restated Rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7†*	Form of Incentive Stock Option Agreement (1997 Plan).

10.8†*	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting).

10.9†*	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting).

10.10†*	Form of Director Stock Option Agreement (Initial Grant).

10.11†*	Form of Director Stock Option Agreement (Annual Grant).

10.12†*	Form of Restricted Stock Agreement.

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26*	Amendment to Various Agreements Between United Healthcare Insurance Company and Administaff of Texas, Inc.

10.27*	Houston Service Center Operating Lease Amendment.

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 22, 2005.

ADMINISTAFF, INC.

By:	/s/ Douglas S. Sharp

Douglas S. Sharp
Vice President, Finance
Chief Financial Officer and Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Administaff, Inc. in the capacities indicated on February 22, 2005:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
and Director
Paul J. Sarvadi	(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director

Richard G. Rawson

/s/ Douglas S. Sharp	Vice President, Finance
Chief Financial Officer and Treasurer
Douglas S. Sharp	(Principal Financial Officer)

*	Director

Michael W. Brown

*	Director

Jack M. Fields, Jr.

*	Director

Eli Jones

*	Director

Paul S. Lattanzio

*	Director

Gregory E. Petsch

*	Director

Austin P. Young

* By: /s/ John H. Spurgin, II

John H. Spurgin, II, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Administaff, Inc.

     We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Administaff, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas
February 17, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL

     The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2004 have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F-4.

     Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp

Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Vice President, Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Administaff, Inc.

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Administaff, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Administaff, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Administaff, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Administaff, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Administaff, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Administaff, Inc. and our report dated February 17, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Houston, Texas
February 17, 2005

ADMINISTAFF, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$81,740	$104,728
Restricted cash	18,511	4,584
Marketable securities	27,950	23,989
Accounts receivable:
Trade	610	5,752
Unbilled	65,149	53,033
Other	1,451	2,959
Prepaid insurance	14,428	22,554
Other current assets	3,981	7,468
Income taxes receivable	489	—
Deferred income taxes	—	3,423

Total current assets	214,309	228,490

Property and equipment:
Land	2,920	2,920
Buildings and improvements	57,005	55,465
Computer hardware and software	50,765	49,822
Software development costs	18,622	18,699
Furniture and fixtures	28,412	27,997
Vehicles and aircraft	5,725	6,090

	163,449	160,993
Accumulated depreciation	(94,392)	(82,224)

Total property and equipment, net	69,057	78,769

Other assets:
Deposits – healthcare	18,329	18,314
Deposits – workers’ compensation	52,264	21,357
Other assets	679	1,141

Total other assets	71,272	40,812

Total assets	$354,638	$348,071

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2004	2003
Current liabilities:
Accounts payable	$2,380	$4,319
Payroll taxes and other payroll deductions payable	64,471	65,310
Accrued worksite employee payroll cost	59,277	65,503
Accrued health insurance costs	1,991	6,559
Accrued workers’ compensation costs	19,349	5,489
Accrued corporate payroll and commissions	11,031	10,299
Other accrued liabilities	6,430	5,599
Income taxes payable	—	7,520
Deferred income taxes	231	—
Current portion of long-term debt	1,649	1,860

Total current liabilities	166,809	172,458

Noncurrent liabilities:
Long-term debt	34,890	40,502
Accrued workers’ compensation costs	22,912	7,417
Deferred income taxes	3,498	5,060

Total noncurrent liabilities	61,300	52,979

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding - none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued - 30,839 at December 31, 2004 and 2003, respectively	309	309
Additional paid-in capital	101,623	101,681
Treasury stock, at cost – 5,362 and 4,120 shares at December 31, 2004 and 2003, respectively	(63,925)	(48,795)
Accumulated other comprehensive loss, net of tax	(127)	—
Retained earnings	88,649	69,439

Total stockholders’ equity	126,529	122,634

Total liabilities and stockholders’ equity	$354,638	$348,071

See accompanying notes.

ADMINISTAFF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenues (gross billings of $5.377 billion, $4.829 billion and $4.857 billion less worksite employee payroll cost of $4.407 billion, $3.938 billion, and $4.009 billion, respectively)	$969,527	$890,859	$848,416

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	771,833	693,754	682,626

Gross profit	197,694	197,105	165,790

Operating expenses:
Salaries, wages and payroll taxes	88,298	82,802	74,989
General and administrative expenses	49,283	50,033	50,172
Commissions	10,447	10,656	12,127
Advertising	10,021	8,581	7,138
Depreciation and amortization	17,514	20,759	21,297

	175,563	172,831	165,723

Operating income	22,131	24,274	67

Other income (expense):
Interest income	2,449	1,910	1,772
Interest expense	(2,093)	(2,176)	(437)
Write-off of investments	—	—	(3,354)
Other, net	8,249	462	272

	8,605	196	(1,747)

Income (loss) before income tax expense	30,736	24,470	(1,680)
Income tax expense	11,526	9,485	1,241

Net income (loss) from continuing operations	$19,210	$14,985	$(2,921)

Discontinued operations:
Loss from discontinued operations	—	(3,264)	(1,917)
Income tax expense (benefit)	—	(1,143)	(757)

Net loss from discontinued operations	—	(2,121)	(1,160)

Net income (loss)	$19,210	$12,864	$(4,081)

Basic net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.74	$0.56	$(0.11)
Loss from discontinued operations	—	(0.08)	(0.04)

Basic net income (loss) per share of common stock	$0.74	$0.48	$(0.15)

Diluted net income (loss) per share of common stock:
Income (loss) from continuing operations	$0.72	$0.55	$(0.11)
Loss from discontinued operations	—	(0.08)	(0.04)

Diluted net income (loss) per share of common stock	$0.72	$0.47	$(0.15)

See accompanying notes.

ADMINISTAFF, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2001	30,776	$308	$95,114	$(33,467)	$324	$60,656	$122,935
Purchase of treasury stock, at cost	—	—	—	(17,088)	—	—	(17,088)
Exercise of common stock purchase warrant	—	—	6,952	6,205	—	—	13,157
Sale of common stock to Administaff Employee Stock Purchase Plan	4	—	109	—	—	—	109
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(724)	1,185	—	—	461
Exercise of stock options	59	1	742	—	—	—	743
Income tax benefit from exercise of stock options	—	—	203	—	—	—	203
Other	—	—	(81)	162	—	—	81
Change in unrealized gain on marketable securities (net of tax):
Unrealized gain	—	—	—	—	23	—	23
Realized gain	—	—	—	—	(194)	—	(194)
Net loss	—	—	—	—	—	(4,081)	(4,081)

Comprehensive loss							(4,252)

Balance at December 31, 2002	30,839	$309	$102,315	$(43,003)	$153	$56,575	$116,349
Purchase of treasury stock, at cost	—	—	—	(8,233)	—	—	(8,233)
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(322)	848	—	—	526
Exercise of stock options	—	—	(466)	1,343	—	—	877
Income tax benefit from exercise of stock options	—	—	249	—	—	—	249
Other	—	—	(95)	250	—	—	155
Change in unrealized gain (loss) on marketable securities (net of tax):
Unrealized loss	—	—	—	—	(109)	—	(109)
Realized gain	—	—	—	—	(44)	—	(44)
Net income	—	—	—	—	—	12,864	12,864

Comprehensive income	—	—	—	—	—	—	12,711

Balance at December 31, 2003	30,839	$309	$101,681	$(48,795)	—	$69,439	$122,634
Purchase of treasury stock, at cost	—	—	—	(17,153)	—	—	(17,153)
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	80	363	—	—	443
Exercise of stock options	—	—	(511)	1,522	—	—	1,011
Income tax benefit from exercise of stock options	—	—	352	—	—	—	352
Other	—	—	21	138	—	—	159
Change in unrealized gain (loss) on marketable securities (net of tax):
Unrealized loss	—	—	—	—	(114)	—	(114)
Realized gain	—	—	—	—	(13)	—	(13)
Net income	—	—	—	—	—	19,210	19,210

Comprehensive income	—	—	—	—	—	—	19,083

Balance at December 31, 2004	30,839	$309	$101,623	$(63,925)	$(127)	$88,649	$126,529

See accompanying notes.

ADMINISTAFF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$19,210	$12,864	$(4,081)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,770	22,185	21,857
Write-off of investments	—	—	3,354
Deferred income taxes	2,168	(3,018)	77
Bad debt expense	463	494	1,139
Loss (gain) on disposition of assets	59	(467)	(268)
Changes in operating assets and liabilities:
Restricted cash	(13,927)	(4,584)	—
Accounts receivable	(5,929)	20,237	(7,654)
Prepaid insurance	8,126	(4,645)	(10,165)
Other current assets	3,487	1,949	(5,948)
Other assets	(30,637)	(17,886)	(12,623)
Accounts payable	(1,939)	1,250	(1,263)
Payroll taxes and other payroll deductions payable	(839)	8,082	7,420
Accrued worksite employee payroll expense	(6,226)	(4,173)	6,826
Accrued health insurance costs	(4,568)	744	4,489
Accrued workers’ compensations costs	29,355	12,811	(2,114)
Accrued corporate payroll and other accrued liabilities	1,563	2,879	2,067
Income taxes payable/receivable	(7,657)	7,421	16

Total adjustments	(8,731)	43,279	7,210

Net cash provided by operating activities	10,479	56,143	3,129

Cash flows from investing activities:
Marketable securities:
Purchases	(21,644)	(25,779)	(15,499)
Proceeds from maturities	453	6,645	23,436
Proceeds from dispositions	16,912	9,612	25,130
Cash received (exchanged) for note receivable	—	2,709	(2,983)
Property and equipment:
Purchases	(8,114)	(8,651)	(38,425)
Proceeds from dispositions	289	275	148
Proceeds from the sale of / (investments in) other companies	—	457	(500)

Net cash used in investing activities	(12,104)	(14,732)	(8,693)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Purchase of treasury stock	$(17,153)	$(8,233)	$(17,088)
Proceeds from the exercise of common stock purchase warrants	—	—	13,157
Proceeds from sale of common stock to the employee stock purchase plan	443	526	570
Proceeds from the exercise of stock options	1,011	877	743
Long-term debt and short-term borrowings:
Borrowings under long-term debt agreements	—	—	40,500
Net borrowings under revolving line of credit	—	—	(13,500)
Deferred financing costs	—	—	(689)
Principal repayments on long-term debt and capital lease obligations	(5,823)	(1,807)	(105)
Collection of (loans) to employees	—	—	694
Other	159	155	81

Net cash provided by (used in) financing activities	(21,363)	(8,482)	24,363

Net increase (decrease) in cash and cash equivalents	(22,988)	32,929	18,799
Cash and cash equivalents at beginning of year	104,728	71,799	53,000

Cash and cash equivalents at end of year	$81,740	$104,728	$71,799

Supplemental disclosures:
Cash paid for income taxes	$19,877	$5,072	$663
Cash paid for interest	$1,964	$2,053	$209

Noncash Investing and Financing Activities:

     During 2002, the Company entered into a long-term capital lease agreement to finance the purchase of office furniture with a purchase price of $3.8 million.

See accompanying notes.

ADMINISTAFF, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

     The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2004, 2003 and 2002, revenues from the Company’s Texas markets represented 39%, 40% and 43% of the Company’s total revenues, respectively.

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

Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2004 and 2003, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).

Property and Equipment

     Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

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

Health Insurance Costs

     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies or service contracts. The policy with United provides the majority of the Company’s health insurance coverage. Pursuant to the terms of the Company’s annual contract with United, within 195 days after contract termination, a final accounting of the plan will be performed and the Company will receive a refund for any accumulated surplus or will be liable for any accumulated deficit in the plan, up to the amount of the Company’s then-outstanding security deposit with United. As a result of these contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model.

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

     Under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the plan would be incurred and the Company would accrue a current liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record a current asset for the excess premiums on its Consolidated Balance Sheet. During the year ended December 31, 2004, the cash funded to United exceeded the Plan Costs by approximately $900,000, resulting in an accumulated cash surplus from the inception of the plan of approximately $10.9 million, which is recorded as prepaid insurance on the Company’s Consolidated Balance Sheet.

     As of December 31, 2003, the Company’s security deposit with United totaled $25 million. In January 2004, the security deposit was reduced to $17.5 million, at which time the $7.5 million security deposit reduction plus accrued interest was returned to the Company. Accordingly, as of December 31, 2003, the Company has recorded, on its Consolidated Balance Sheet, a long-term deposit of $17.5 million and prepaid insurance of $7.5 million relating to the portion returned to the Company in January 2004. As of December 31, 2004, the security deposit remained at $17.5 million.

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

     On September 1, 2003, the Company obtained a workers’ compensation policy (“2004 Policy”), which matured and was subsequently renewed on September 16, 2004 for the period ending September 30, 2005 (“2005 Policy”). The policies are with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether the Company satisfies its responsibilities.

     Because the Company bears the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of the Company’s workers’ compensation costs, are recorded in the period incurred. Workers compensation insurance includes ongoing healthcare and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. The Company estimates its workers’ compensation costs by applying an aggregate loss development rate to worksite employee payroll levels. The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims and an estimate of future cost trends. Workers’ compensation cost estimates are discounted to present value at a rate based upon the US Treasury rates that correspond with the weighted average estimated claim payout period (the discount rate utilized in 2003 and 2004 averaged 2.0% and 2.8%, respectively) and are accreted

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

     The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the years ended December 31, 2004 and 2003 (in thousands):

	Year ended	Year ended
	2004	2003
Beginning balance	$12,000	$—
Accrued claims	43,087	13,529
Present value discount	(3,871)	(844)
Paid claims	(9,793)	(685)

Ending balance	$41,423	$12,000

Current portion of accrued claims	$18,511	$4,583
Long-term portion of accrued claims	22,912	7,417

	$41,423	$12,000

     At the beginning of each policy period, the insurance carrier, AIG, establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers compensation loss rates, as determined by AIG. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.

     The Company’s estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on the Company’s Consolidated Balance Sheets.

     As of December 31, 2004, the Company had restricted cash of $18.5 million and deposits of $52.3 million. Included in deposits is a $13.3 million security deposit related to the 2004 policy. The Company has estimated and accrued $41.4 million in incurred workers’ compensation claim costs, which is net of $10.5 million in paid claims, as of December 31, 2004.

Fair Value of Financial Instruments

     The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments. The carrying amount of the Company’s marketable securities and long-term debt approximate fair value due to the stated interest rates approximating market rates.

Stock-Based Compensation

     At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Net income (loss), as reported	$19,210	$12,864	$(4,081)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,530)	(5,800)	(9,253)

Pro forma net income (loss)	$16,680	$7,064	$(13,334)

Net income (loss) per share:
Basic – as reported	$0.74	$0.48	$(0.15)
Basic – pro forma	$0.64	0.26	$(0.48)
Diluted – as reported	$0.72	$0.47	$(0.15)
Diluted – pro forma	$0.62	$0.26	$(0.48)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2004	2003	2002
Risk-free interest rate	3.4%	3.0%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.90	0.92	0.86
Weighted average expected life (in years)	5.0	5.0	5.0

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

Employee Savings Plan

     The Company matches 50% of an eligible worksite employee’s eligible contributions and 100% of eligible corporate employees’ contributions, both up to 6% of the employee’s eligible compensation with immediate vesting. During 2004, 2003 and 2002, the Company made employer-matching contributions of $13,521,000, $10,854,000 and $11,434,000, respectively. Of these contributions, $10,658,000, $8,494,000 and $9,244,000 were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.

Advertising

     The Company expenses all advertising costs as incurred.

Income Taxes

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncement

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

     Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented; or (b) prior interim periods of the year of adoption.

     The Company plans to adopt Statement 123(R) using the modified prospective method.

     As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no material impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company’s consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $352,000, $249,000, and $203,000 in 2004, 2003 and 2002, respectively.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Accounts Receivable

     The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $604,000 and $647,000 as of December 31, 2004 and 2003, respectively. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of specific accounts and by making a general provision for other potentially uncollectible amounts.

     The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2004 and 2003, unbilled accounts receivable consisted of the following:

	2004	2003
	(in thousands)
Accrued worksite employee payroll cost	$59,277	$65,503
Unbilled revenues	17,025	19,324
Customer prepayments	(11,153)	(31,794)

Unbilled accounts receivable	$65,149	$53,033

3. Marketable Securities

     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2004 and 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2004:

Fixed income mutual funds	$11,360	$—	$(166)	$11,194

U.S. corporate debt securities	753	—	—	753
State and local government securities	16,040	18	(55)	16,003

	$28,153	$18	$(221)	$27,950

December 31, 2003:

Fixed income mutual funds	$11,132	$—	$(54)	$11,078
U.S. Treasury securities and obligations of U.S. government agencies	8,266	62	(12)	8,316
U.S. corporate debt securities	4,253	5	(1)	4,257
Foreign corporate debt securities	338	1	(1)	338

	$23,989	$68	$(68)	$23,989

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     For the years ended December 31, 2004, 2003 and 2002, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities are as follows:

			Net
			Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)
		(in thousands)
2004	$64	$(43)	$21
2003	78	(7)	71
2002	354	(33)	321

     As of December 31, 2004, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Less than one year	$11,809	$11,644
One to five years	6,211	6,207
Five to ten years	881	878
Greater than ten years	9,252	9,221

Total	$28,153	$27,950

4. Deposits

     In December 2001, the Company made a cash security deposit of $15.0 million with its primary health insurance carrier, United. During 2002, the Company made two additional deposits of $5.0 million each with United. In January 2004, $7.5 million of the security deposit plus accrued interest was returned to the Company and was included as a component of prepaid insurance in the Company’s Consolidated Balance Sheet at December 31, 2003. At December 31, 2004, $17.5 million is included as a component of deposits – healthcare. In the event of a default or termination of the Company’s contract with United or the reduction of the Company’s current ratio below 0.60, United may draw against the security deposit to collect any unpaid health insurance premiums or any accumulated deficit in the Plan.

     As of December 31, 2004, the Company also had $52.3 million of workers’ compensation long-term deposits, including $13.3 million of collateral and $39.0 million of claim deposits with the Company’s workers’ compensation carrier, AIG. See Note 1.

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6. Debt Obligations

     The Company’s debt obligations consist of the following:

	December 31,
	2004	2003
	(in thousands)
Mortgage loan	$33,746	$34,880
Term loan	—	4,221
Capital lease obligations	2,793	3,261

Total debt	$36,539	$42,362
Less current maturities	1,649	1,860

Long-term debt, net of current maturities	$34,890	$40,502

     Maturities of long-term debt at December 31, 2004 are summarized as follows (in thousands):

2005	$1,649
2006	1,700
2007	1,653
2008	30,999
2009	538
Thereafter	—

$36,539

Mortgage Loan

     On December 20, 2002, the Company entered into a $36 million mortgage agreement (“Mortgage”) that matures in January 2008. The proceeds were used to repay the Company’s outstanding balance under its revolving credit agreement. The Mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (2.3% at December 31, 2004) plus 2.9%. The Mortgage is secured by the Company’s real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas, which has a net book value of $40.3 million at December 31, 2004. Monthly principal and interest payments are approximately $230,000, with the remaining balance due upon maturity. The Mortgage provides for prepayment penalties as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment penalty during the final year of the Mortgage.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan

     In October 2002, the Company entered into a $4.5 million term loan agreement that matures in October 2012 and bears interest at the one-month commercial paper rate plus 3.1% (4.53% at September 30, 2004). The loan was secured by the Company’s aircraft and was repaid in November 2004.

Capital Lease Obligations

     In October 2002, the Company entered into a capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term. As of December 31, 2004 and 2003, the capitalized cost and accumulated depreciation under the capital lease arrangement were $3.8 million and $1.2 million, and $3.8 million and $656,000, respectively. Depreciation of the capitalized lease costs is included in depreciation and amortization in the Consolidated Statements of Operations.

Revolving Line of Credit

     On June 25, 2002, the Company entered into a six-month, $30 million revolving credit agreement, replacing its former $21 million line of credit (collectively, “the Credit Agreements”), which expired in December 2002. The proceeds of the Credit Agreements were used to finance the construction of the Company’s new corporate headquarters facility. In December 2002, the Company repaid the outstanding balance of the revolving line of credit with the proceeds from the Mortgage. During 2002, the Company capitalized interest expense of $371,000 incurred under the Credit Agreements.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes

     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(6,023)	$(250)
Depreciation	(2,876)	(3,647)
Software development costs	(667)	(1,552)

Total deferred tax liabilities	(9,566)	(5,449)

Deferred tax assets:
Workers’ compensation accruals	3,057	2,767
Long-term capital loss carry-forward	2,109	2,248
State unemployment tax accruals	1,791	—
Accrued rent	554	531
State income taxes net operating loss carryforward	274	—
Uncollectible accounts receivable	231	254
Unrealized loss on marketable securities	76	—
Other	128	288

Total deferred tax assets	8,220	6,088
Valuation allowance	(2,383)	(2,276)

Total net deferred tax assets	5,837	3,812

Net deferred tax liabilities	$(3,729)	$(1,637)

Net current deferred tax assets (liabilities)	$(231)	$3,423
Net noncurrent deferred tax liabilities	(3,498)	(5,060)

	$(3,729)	$(1,637)

The components of income tax expense from continuing operations are as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Current income tax expense:
Federal	$9,066	$11,115	$554
State	292	1,388	610

Total current income tax expense	9,358	12,503	1,164
Deferred income tax expense (benefit):
Federal	1,680	(2,632)	59
State	488	(386)	18

Total deferred income tax (benefit) expense	2,168	(3,018)	77

Total income tax expense from continuing operations	$11,526	$9,485	$1,241

     In 2004, 2003 and 2002, income tax benefits of $352,000, $249,000 and $203,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Expected income tax expense at 35%	$10,758	$8,565	$(588)
State income taxes, net of federal benefit	429	688	518
Nondeductible expenses	486	375	262
Tax-exempt interest income	(142)	—	(20)
Valuation allowance against long-term capital loss carry-forward	(32)	(160)	1,069
Other, net	27	17	—

Reported total income tax expense from continuing operations	$11,526	$9,485	$1,241

     The income tax rate for the year ended December 31, 2004 was 37.5%. During the period the Company recorded a $213,000 cumulative tax adjustment due to a change in estimate resulting from the favorable impact of the Company’s captive insurance subsidiary on state income tax rates.

     As a result of the write-off of the investments in eProsper and VGI, the Company has capital loss carryforwards totaling $5.8 million that will expire during 2006 and 2007, but can only be used to offset future capital gains. The Company has recorded a valuation allowance of $2.1 million and $2.3 million in 2004 and 2003, respectively, against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration. In addition, the Company has incurred net operating losses at the subsidiary level for state income tax purposes totaling $4.2 million ($274,000 tax effected) that expire from 2008 to 2023. The Company has recorded a valuation allowance of $274,000 at December 31, 2004, as it is uncertain if it will be able to utilize the net operating loss carryforward in these entities.

8. Stockholders’ Equity

     In 1998, the Company entered into a Securities Purchase Agreement with American Express Travel Related Services Company, Inc. (“American Express”) whereby the Company issued warrants to purchase 4,131,030 shares of common stock to American Express with exercise prices ranging from $20 to $40 per share and terms ranging from three to seven years. In February and November 2001, American Express exercised 800,000 and 273,729 common stock purchase warrants at $20.00 and $25.00 per share, respectively. In March 2002, American Express exercised 526,271 common stock purchase warrants at $25.00. As of December 31, 2004, American Express had 931,030 warrants remaining at an exercise price of $40 which are scheduled to expire in March 2005.

     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 8,000,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2004, 2003 and 2002, the Company repurchased 1,411,000, 1,373,252 and 726,271 shares at a cost of $17.2 million, $8.2 million and $17.1 million, respectively. As of December 31, 2004, the Company had repurchased 6,752,523 shares under this program at a total cost of approximately $82.8 million, including 2,612,523 shares repurchased from American Express. As a result, the Company has the authorization to repurchase an additional 1,247,477 shares.

     At December 31, 2004, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

one-half of a preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on February 9, 2008.

9. Employee Incentive Plans

     The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. An aggregate of 4,465,914 shares of common stock of the Company are authorized to be issued under the Incentive Plans. At December 31, 2004, 177,510 and 360,830 shares of common stock were available for future grants under the 1997 and 2001 Incentive Plans, respectively. All awards previously granted to employees under the Incentive Plan have been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Incentive Plans also permit stock awards, phantom stock awards, stock appreciation rights, performance units, other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board has granted limited authority to the Chief Executive Officer of the Company regarding the granting of stock options to employees who are not officers. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.

     The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provides for options to purchase shares of the Company’s common stock that may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2004, 511,916 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plans. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the “CEO”). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following summarizes stock option activity and related information:

	Year ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except per share amounts)
Outstanding – beginning of year	5,039	$18.56	4,986	$19.77	4,276	$21.99
Granted	861	13.69	594	7.70	1,117	12.25
Exercised	(127)	7.96	(114)	7.73	(59)	12.59
Cancelled	(351)	19.38	(427)	20.53	(348)	23.15

Outstanding – end of year	5,422	$17.98	5,039	$18.56	4,986	$19.77

Exercisable – end of year	3,567	$20.66	3,242	$21.55	2,454	$20.44

Weighted average fair value of options granted during year		$9.79		$5.54		$8.48

     The following summarizes information related to stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Life (Years)	Price
	(share amounts in thousands)
$ 4.02 to $10.00	1,336	6.4	$7.15	778	5.0	$7.44
$10.00 to $15.00	1,165	7.9	12.96	333	5.4	13.36
$15.00 to $20.00	1,696	6.1	18.34	1,423	5.6	18.57
$20.00 to $30.00	601	6.4	24.15	412	6.2	24.20
$30.00 to $43.69	624	5.7	43.58	621	5.7	43.61

Total	5,422	6.6	$17.98	3,567	5.5	$20.66

10. Earnings (Loss) Per Share

     The numerator used in the calculations of both basic and diluted net income (loss) per share for all periods presented was net income (loss). The denominator for each period presented was determined as follows:

	Year ended December 31,
	2004	2003	2002
		(in thousands)
Denominator:
Basic - weighted average shares outstanding	26,096	26,821	27,890
Effect of dilutive securities:
Common stock options - treasury stock method	763	432	—

Diluted - weighted average shares outstanding plus effect of dilutive securities	26,859	27,253	27,890

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Options and warrants to purchase 4,148,000, 5,866,000 and 7,327,000 shares of common stock were not included in the diluted net income (loss) per share calculation for 2004, 2003 and 2002, respectively, because their inclusion would have been anti-dilutive.

11. Leases

     The Company leases various office facilities, furniture, equipment and vehicles under capital and operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $9,700,000, $8,179,000 and $10,222,000 in 2004, 2003 and 2002, respectively. At December 31, 2004, future minimum rental payments under noncancelable operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2005	$9,395	$695
2006	8,984	695
2007	8,162	695
2008	6,323	695
2009	5,097	554
Thereafter	12,813	—

Total minimum lease payments	$50,774	$3,334

Less amount representing interest		541

Total present value of minimum payments		2,793
Less current portion		502

Long-term capital lease obligations		$2,291

12. Commitments and Contingencies

     The Company enters into non-cancelable fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of software service contracts and advertising commitments. At December 31, 2004, future non-cancelable purchase and service obligations greater than $100,000 were as follows (in thousands):

2005	$5,098
2006	4,334
2007	1,303
2008	290
2009	190
Thereafter	530

Total obligations	$11,745

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

     During the first quarter of 2004, the Company and Aetna executed a settlement agreement. Under the terms of the agreement, Aetna paid $8.25 million to the Company and both parties released all claims and agreed to dismiss all court proceedings. The settlement is recorded in other income in the Company’s 2004 Consolidated Statements of Operations. This matter has now been concluded.

Class Action Litigation

     On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. Those lawsuits generally allege that the Company and certain of its officers and directors made false and misleading statements or failed to make adequate disclosures concerning, among other things: (i) the Company’s pricing and billing systems with respect to recalibrating pricing for clients that experienced a decline in average payroll cost per worksite employee; (ii) the matching of price and cost for health insurance on new and renewing client contracts; and (iii) the Company’s former method of reporting worksite employee payroll costs as revenue. The complaints sought unspecified damages, among other remedies. On March 31, 2004, the court entered an order consolidating all of the cases and appointing Carpenters Pension Trust for South California as “lead plaintiff” and Lerach Coughlin Stoia Geller Rudman & Robbins LLP as “lead counsel.” The lead plaintiff alleges that its losses are $352,000, although the alleged damages of the purported class have not been specified.

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     The Company initially secured $1.8 million in insurance coverage to cover potential claims returned to the Company related to its Reliance policies. Administaff submitted the TPCIGA settlement as a claim under the policy. The Company collected and recorded at $1.1 million reimbursement during the year ended December 31, 2004. As of December 31, 2004, there was no coverage remaining on the policy. At December 31, 2004, the estimated outstanding claims under the Company’s former policies with Reliance totaled approximately $100,000. The Company has accrued and recorded its estimate of the outstanding claims as of December 31, 2004. It is possible that such losses could exceed the Company’s estimates, resulting in an increase to workers’ compensation expense, which would reduce net income.

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

     In December 2001, as a result of the 2001 corporate reorganization, the Company filed for a transfer of its reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved the Company’s request for transfer of its reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer. In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the Employment Development Department of the State of California (“EDD”). The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all the Company’s California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, the Company filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the Notice. Pending a resolution of its protest, in the fourth quarter of 2003 the Company accrued and recorded at the higher assessed rate for all of 2003.

     In June 2004, the Company agreed to settle its dispute with the EDD for $3.3 million (“Settlement”). Based upon receipt of written acknowledgement of this agreement, the Company reduced its accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. The Company and the State of California continued discussions, but in February 2005, the Company was notified that the EDD had rejected the Company’s settlement offer and that the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and the company is assessed additional interest and penalties, the Company may recognize an increase in its payroll tax expense in a future period. Conversely, if the outcome of the appeals

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

process is favorable to the Company, the Company may recognize a decrease in its payroll tax expense in a future period.

13. Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
Year ended December 31, 2004:

Revenues	$252,047	$232,892	$235,865	$248,723
Gross profit	50,034	48,545	47,672	51,443
Operating income	7,166	4,499	5,091	5,375
Net income	9,238 (1)	2,811	3,612	3,549
Basic net income per share	0.35	0.11	0.14	0.14
Diluted net income per share	0.33	0.10	0.14	0.14

Year ended December 31, 2003:

Revenues	$225,520	$219,226	$217,849	$228,264
Gross profit	35,981	46,822	56,578	57,724
Operating income (loss)	(6,568)	2,747	13,778	14,317
Net income (loss)	(4,361)	1,713	7,476	8,036
Basic net income (loss) per share	(0.16)	0.06	0.28	0.30
Diluted net income (loss) per share	(0.16)	0.06	0.28	0.29

Year ended December 31, 2002:

Revenues	$195,958	$204,966	$218,069	$229,423
Gross profit	30,453	36,377	46,746	52,214
Operating income (loss)	(9,651)	(5,393)	6,489	8,622
Net income (loss)	(5,704)	(3,164)	3,779	1,008
Basic net income (loss) per share	(0.20)	(0.11)	0.14	0.04
Diluted net income (loss) per share	(0.20)	(0.11)	0.14	0.04

(1) Includes $8.25 million ($5.2 million after taxes) related to the legal settlement with Aetna. See Note 12.

14. Subsequent Events

     On February 4, 2005, the board of directors declared a quarterly dividend of $0.07 per share of common stock to holders of record on March 7, 2005. The dividend will be paid on April 1, 2005.

     On February 1, 2005, the compensation committee of the board of directors approved accelerated vesting of all unvested stock options that have an exercise price greater than the Company’s January 31, 2005 closing market price of $14.59. This accelerated vesting will affect approximately 733,000 common stock options with a weighted average exercise price of $18.09. The primary purpose of the accelerated vesting is to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options subsequent to the July 1, 2005 effective date of FASB Statement No. 123(R). The estimated maximum future expense that is eliminated is approximately $5.9 million, including $1.5 million in 2005.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     On February 1, 2005, the compensation committee approved a grant of 302,000 restricted common shares to certain employees and officers of the Company pursuant to the Company’s 2001 Incentive Plan. The restricted common shares have a fair value of $14.86 per share and vest over three years. Restricted common shares, under fixed accounting, are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period.

Index to Exhibits

Exhibit	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Amended and Restated Rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

4.9	Amendment No. 1 to Amended and Restated Rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

4.10	Amendment No. 2 to Amended and Restated Rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003).

Exhibit	Description
10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7†*	Form of Incentive Stock Option Agreement (1997 Plan).

10.8†*	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting).

10.9†*	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting).

10.10†*	Form of Director Stock Option Agreement (Initial Grant).

10.11†*	Form of Director Stock Option Agreement (Annual Grant).

10.12†*	Form of Restricted Stock Agreement.

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

Exhibit	Description
10.24	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26*	Amendment to Various Agreements Between United Healthcare Insurance Company and Administaff of Texas, Inc.

10.27*	Houston Service Center Operating Lease Amendment.

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.