Form 10-Q
period 2005-03-31
ADMINISTAFF INC \DE\
filed 2005-05-04
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     As of April 29, 2005, 25,531,450 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	28

Part II

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits and Reports on Form 8-K	30
UHC Letter Agreement
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$123,930	$81,740
Restricted cash	20,140	18,511
Marketable securities	28,163	27,950
Accounts receivable:
Trade	857	610
Unbilled	76,788	65,149
Other	1,550	1,451
Prepaid insurance	7,495	14,428
Deposits – healthcare	17,500	—
Other current assets	3,959	4,731
Income taxes receivable	—	489
Deferred income taxes	2,171	—

Total current assets	282,553	215,059

Property and equipment:
Land	2,920	2,920
Buildings and improvements	57,038	57,005
Computer hardware and software	51,317	50,765
Software development costs	18,622	18,622
Furniture and fixtures	28,424	28,412
Vehicles and aircraft	5,638	5,725

	163,959	163,449
Accumulated depreciation	(97,308)	(94,392)

Total property and equipment, net	66,651	69,057

Other assets:
Prepaid insurance	11,000	—
Deposits – healthcare	919	18,329
Deposits – workers’ compensation	60,056	52,264
Other assets	645	679

Total other assets	72,620	71,272

Total assets	$421,824	$355,388

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current liabilities:
Accounts payable	$2,177	$3,130
Payroll taxes and other payroll deductions payable	81,875	64,471
Accrued worksite employee payroll cost	98,385	59,277
Accrued health insurance costs	5,824	1,991
Accrued workers’ compensation costs	21,610	19,349
Other accrued liabilities	15,574	17,461
Income taxes payable	5,735	—
Deferred income taxes	—	231
Current portion of long-term debt	1,662	1,649

Total current liabilities	232,842	167,559

Noncurrent liabilities:
Long-term debt	34,468	34,890
Accrued workers’ compensation costs	25,998	22,912
Deferred income taxes	2,427	3,498

Total noncurrent liabilities	62,893	61,300

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	102,918	101,623
Deferred compensation expense	(4,226)	—
Treasury stock, at cost	(64,144)	(63,925)
Accumulated other comprehensive income, net of tax	(200)	(127)
Retained earnings	91,432	88,649

Total stockholders’ equity	126,089	126,529

Total liabilities and stockholders’ equity	$421,824	$355,388

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues (gross billings of $1.574 billion and $1.284 billion less worksite employee payroll cost of $1.275 billion and $1.032 billion, respectively)	$298,976	$252,047

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	244,948	202,013

Gross profit	54,028	50,034

Operating expenses:
Salaries, wages and payroll taxes	23,331	22,299
Stock-based compensation	1,038	—
General and administrative expenses	13,783	11,765
Commissions	2,364	2,544
Advertising	2,875	1,709
Depreciation and amortization	3,757	4,551

	47,148	42,868

Operating income	6,880	7,166

Other income:
Interest income	1,122	366
Interest expense	(544)	(527)
Other, net	(19)	8,264

Net income before income tax expense	7,439	15,269

Income tax expense	2,849	6,031

Net income	$4,590	$9,238

Basic net income per share of common stock	$0.18	$0.35

Diluted net income per share of common stock	$0.18	$0.33

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2005
(in thousands)
(Unaudited)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income	Earnings	Total
Balance at December 31, 2004	30,839	$309	$101,623	$—	$(63,925)	$(127)	$88,649	$126,529
Purchase of treasury stock	—	—	—	—	(4,877)	—	—	(4,877)
Exercise of stock options	—	—	(403)	—	932	—	—	529
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	13	—	96	—	—	109
Grant of restricted common shares from treasury	—	—	887	(4,477)	3,590	—	—	—
Amortization of deferred compensation expense	—	—	—	248	—	—	—	248
Stock option vesting acceleration	—	—	790	—	—	—	—	790
Other	—	—	8	3	40	—	—	51
Dividends paid	—	—	—	—	—	—	(1,807)	(1,807)
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	—	(73)	—	(73)
Net income	—	—	—	—	—	—	4,590	4,590

Comprehensive income								4,517

Balance at March 31, 2005	30,839	$309	$102,918	$(4,226)	$(64,144)	$(200)	$91,432	$126,089

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$4,590	$9,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,816	4,588
Stock-based compensation	1,038	—
Bad debt expense	175	51
Deferred income taxes	(3,424)	518
Loss (gain) on the disposition of assets	19	(14)
Changes in operating assets and liabilities:
Restricted cash	(1,629)	(727)
Accounts receivable	(12,160)	(31,871)
Prepaid insurance	(4,067)	11,016
Other current assets	772	1,208
Other assets	(7,878)	(11,599)
Accounts payable	(953)	(2,412)
Payroll taxes and other payroll deductions payable	17,404	(3,262)
Accrued worksite employee payroll expense	39,108	19,754
Accrued health insurance costs	3,833	(5,549)
Accrued workers’ compensation costs	5,347	8,186
Other accrued liabilities	(1,887)	(1,493)
Income taxes payable/receivable	6,224	(1,090)

Total adjustments	45,738	(12,696)

Net cash provided by (used in) operating activities	50,328	(3,458)

Cash flows from investing activities:
Marketable securities:
Purchases	(669)	(5,448)
Proceeds from dispositions	305	3,304
Property and equipment:
Purchases	(1,412)	(1,414)
Proceeds from dispositions	42	69

Net cash used in investing activities	(1,734)	(3,489)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from financing activities:
Purchase of treasury stock	$(4,877)	$(3,149)
Dividends paid	(1,807)	—
Principal repayments on long-term debt and capital lease obligations	(409)	(461)
Proceeds from the exercise of stock options	529	503
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	109	113
Other	51	46

Net cash used in financing activities	(6,404)	(2,948)

Net increase (decrease) in cash and cash equivalents	42,190	(9,895)
Cash and cash equivalents at beginning of period	81,740	104,728

Cash and cash equivalents at end of period	$123,930	$94,833

Supplemental disclosures:
Cash paid for income taxes	$149	$6,610
Cash paid for interest	$512	$495

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005

1.	Basis of Presentation

     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the three months ended March 31, 2005 and 2004, revenues from the Company’s Texas markets represented 38% of the Company’s total revenues.

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

     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004. The Consolidated Balance Sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s Consolidated Balance Sheet at March 31, 2005, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended March 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.

     Certain prior year amounts have been reclassified to conform to the 2005 presentation.

     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

Stock-Based Compensation

     At March 31, 2005, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($487,000, net of taxes) of stock-based compensation expense. In addition, the Company issued 303,600 restricted common shares that vest over three years. During the first quarter of 2005, the Company recognized $248,000 ($153,000, net of taxes) of stock-based compensation expense associated with the restricted stock grant. The following table illustrates the effect of net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended
	March 31,
	2005	2004
	(in thousands)
Net income, as reported	$4,590	$9,238
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(291)	(626)

Pro forma net income	$4,299	$8,612

Net income per share:
Basic – as reported	$0.18	$0.35
Basic – pro forma	$0.17	$0.32
Diluted – as reported	$0.18	$0.33
Diluted – pro forma	$0.16	$0.31

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

     The policy with United, which was first obtained in January 2002, provides the majority of the Company’s health insurance coverage. As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, Administaff records the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from changes in the actual claims experience and other trends are incorporated into the benefits costs estimates.

     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet.

     In March 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at March 31, 2005 of $17.5 million, to be returned to Administaff later in 2005, has been reported as a current asset in the Consolidated Balance Sheet. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. During the three months ended March 31, 2005, Plan Costs were less than the cash funded to United by an additional $5.1 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $5.1 million balance is reported as prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

Workers’ Compensation Costs

     In September 2004, the Company renewed its workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, which ends on September 30, 2005, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policy is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. As of March 31, 2005, the total collateral held by AIG was $13.3 million, which is included in deposits in the Company’s Consolidated Balance Sheets.

     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG until claims are submitted and processed for payment to the insured. As of March 31, 2005, the total claim funds held by AIG was $66.9 million, of which $20.1 million is included in restricted cash and $46.8 million is included in deposits in the Company’s Consolidated Balance Sheets.

     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. As of March 31, 2005, the Company has estimated $46.1 million in outstanding workers’ compensation claims, net of paid claims, and accrued such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. During the period ended March 31, 2005, workers’ compensation cost estimates were discounted to present value at an average rate of 3.5%. Workers’ compensation costs are accreted over the estimated claim payment period, and included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.

     The following table provides the activity and balances related to accrued workers’ compensation claims for the three months ended March 31, 2005 (in thousands):

Beginning balance	$41,423
Accrued claims	9,109
Present value discount	(1,009)
Paid claims	(3,385)

Ending balance	$46,138

Current portion of accrued claims	$20,140
Long-term portion of accrued claims	25,998

$46,138

3.	Stockholders’ Equity

     The Company’s Board of Directors has authorized the repurchase of up to 8,000,000 shares of the Company’s outstanding common stock. The Company repurchased 348,000 shares at a total cost of $4.9 million during the three months ended March 31, 2005. As of March 31, 2005, the Company has repurchased 7,100,523 shares under this authorization at a total cost of $87.7 million.

     On February 1, 2005, the compensation committee of the board of directors approved accelerating the vesting of all unvested stock options that have an exercise price greater than the Company’s January 31, 2005 closing market price of $14.59. This accelerated vesting affected approximately 733,000 common stock options with a weighted average exercise price of $18.09. In addition, the committee approved accelerating the vesting of all remaining unvested common stock options on February 18, 2005. As a result, the vesting of approximately 1,104,000 common stock options with a weighted average exercise price of $9.16 was accelerated, which resulted in the Company recognizing stock-based compensation expense of $790,000 in the first quarter of 2005. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options subsequent to the January 1, 2006 effective date of FASB Statement No. 123(R).

     On February 1, 2005, the compensation committee approved a grant of 303,600 restricted common shares to certain employees and officers of the Company pursuant to the Company’s 2001 Incentive Plan. The restricted common shares have a fair value of $14.86 per share and vest over three years. Restricted common shares, under fixed accounting, are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period. During the three months ended March 31, 2005, the Company recognized $248,000 of compensation expense associated with the restricted stock grant.

     On February 4, 2005, the board of directors declared a quarterly dividend of $0.07 per share of common stock to holders of record on March 7, 2005. The $1.8 million dividend was paid on March 31, 2005.

4.	Income Taxes

     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the three months ended March 31, 2005 was 38.3%.

5.	Net Income Per Share

     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended
	March 31,
	2005	2004
Basic net income per share – weighted average shares outstanding	25,649	26,641
Effect of dilutive securities:
Common stock options – treasury stock method	432	947

Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	26,081	27,588

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	4,020	4,088

6.	Commitments and Contingencies

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

     In June 2004, the Company agreed to settle its dispute with the EDD for $3.3 million (“Settlement”). Based upon receipt of written acknowledgement of this agreement, the Company reduced its accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. The Company and the State of California continued discussions, but in February 2005, the Company was notified that the EDD had rejected the Company’s settlement offer and that the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and the company is assessed additional interest and penalties, the Company may recognize an increase in its payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to the Company, the Company may recognize a decrease in its payroll tax expense in a future period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our 2004 annual report on Form 10-K, as well as with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to health and workers’ compensation insurance claims experience, state unemployment taxes, client bad debts, income taxes, property and equipment and contingent liabilities. Management bases these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Benefits costs – We provide health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies or service contracts.

The policy with United, which was first obtained in January 2002, provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from changes in the actual claims experience and other trends are incorporated into the benefits costs estimates.

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet.

In March 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at March 31, 2005 of $17.5 million, to be returned to us later in 2005, has been reported as a current asset in the Consolidated Balance Sheet. The terms of the new arrangement also require us to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. During the three months ended March 31, 2005, Plan Costs were less than the cash funded to United by an additional $5.1 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $5.1 million balance is reported as prepaid insurance, a current asset, on our Consolidated Balance Sheet.

•	State unemployment taxes – We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received.

In December 2001, as a result of the 2001 corporate reorganization, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of our reserve account in May 2002, and notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the Employment Development Department of the State of California (“EDD”). The Notice stated that the EDD was collapsing the accounts of Administaff’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the Notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.

In June 2004, we agreed to settle our dispute with the EDD for $3.3 million (“Settlement”). Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer and that the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to us, we may recognize a decrease in our payroll tax expense in a future period.

•	Workers’ compensation costs – On September 1, 2003, we obtained a workers’ compensation policy (“2004 Policy”), which matured and was subsequently renewed on September 16, 2004 for the period ending September 30, 2005 (“2005 Policy”). The policies are with selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the discount rate utilized in the first quarter of 2004 and 2005 was 2.0% and 3.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

•	Contingent liabilities – We accrue and disclose contingent liabilities in our consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. We have disclosed in our financial statements several issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As these issues develop, we will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period such determination was made.

•	Deferred taxes – We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our comprehensive service fees. We believe the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:

•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.

To mitigate this risk, we have established very tight credit policies. We generally require our clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, we maintain the right to terminate our Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial position or upon nonpayment by a client. As a result of these efforts, losses related to client nonpayment have historically been low as a percentage of revenues. However, if our clients’ financial condition were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•	Property and equipment – Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or

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

Results of Operations

     Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004.

     The following table presents certain information related to Administaff’s results of operations for the three months ended March 31, 2005 and 2004.

	Three months ended
	March 31,
	2005	2004	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.574 billion and $1.284 billion, less worksite employee payroll cost of $1.275 billion and $1.032 billion, respectively)	$298,976	$252,047	18.6%
Gross profit	54,028	50,034	8.0%
Operating expenses	47,148	42,868	10.0%
Operating income	6,880	7,166	(4.0)%
Other income	559	8,103	(93.1)%
Net income	4,590	9,238	(50.3)%
Diluted net income per share of common stock	0.18	0.33	(45.5)%

Statistical Data:
Average number of worksite employees paid per month	83,729	74,792	11.9%
Revenues per worksite employee per month(1)	$1,190	$1,123	6.0%
Gross profit per worksite employee per month	215	223	(3.6)%
Operating expenses per worksite employee per month	188	191	(1.6)%
Operating income per worksite employee per month	27	32	(15.6)%
Net income per worksite employee per month	18	41	(56.1)%

(1) Gross billings of $6,267 and $5,724 per worksite employee per month less payroll cost of $5,077 and $4,601 per worksite employee per month, respectively.

     Revenues

     Our revenues for the first quarter of 2005 increased 18.6% over the 2004 period due to a 6.0%, or $67, increase in revenues per worksite employee per month and an 11.9% increase in the average number of worksite employees paid per month.

     By region, our revenue growth over the first quarter of 2004 and revenue distribution for the quarter ended March 31, 2005 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2005	2004	% Change	2005	2004
	(in thousands)			(% of total revenues)
Northeast	$44,564	$35,567	25.3%	14.9%	14.1%
Southeast	25,900	24,053	7.7%	8.7%	9.5%
Central	41,034	37,306	10.0%	13.7%	14.8%
Southwest	114,859	96,799	18.7%	38.4%	38.4%
West	70,828	56,986	24.3%	23.7%	22.6%
Other revenue	1,791	1,336	34.1%	0.6%	0.6%

Total revenue	$298,976	$252,047	18.6%	100.0%	100.0%

     Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first quarter of 2005, new client sales and client retention improved as compared to the 2004 period, while the net change in existing clients through worksite employee new hires and layoffs remained consistent with the 2004 period.

     Gross Profit

     Gross profit for the first quarter of 2005 increased 8.0% to $54.0 million compared to the first quarter of 2004. The average gross profit per worksite employee decreased 3.6% to $215 per month in the 2005 period from $223 per month in the 2004 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

     Our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 8.3% to $975 per worksite employee per month in the first quarter of 2005 versus $900 in the first quarter of 2004.

•	Payroll tax costs - Payroll taxes increased $44 per worksite employee per month compared to the first quarter of 2004. The overall cost of payroll taxes as a percentage of payroll cost remained flat in the 2005 period at 9.5% as compared to the 2004 period. Please read “Critical Accounting Policies and Estimates - State Unemployment Taxes” on page 17 for a discussion of our accounting for state unemployment taxes.

•	Benefits costs — The cost of health insurance and related employee benefits increased $36 per worksite employee per month over the first quarter of 2004. This increase is due to a 6.9% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.8% in the 2005 period from 71.3% in the 2004 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs - Workers’ compensation costs decreased $6 per worksite employee per month compared to the first quarter of 2004. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.13% in the 2005 period from 1.37% in the 2004 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. Please read “Critical Accounting Policies and Estimates - Workers’ Compensation Costs” on page 18 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses

     The following table presents certain information related to the Administaff’s operating expenses for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,			Three months ended March 31,
	2005	2004	% change	2005	2004	% change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$23,331	$22,299	4.6%	$93	$99	(6.1)%
Stock-based compensation	1,038	—	—	4	—	—
General and administrative expenses	13,783	11,765	17.2%	55	53	3.8%
Commissions	2,364	2,544	(7.1)%	9	11	(18.2)%
Advertising	2,875	1,709	68.2%	12	8	50.0%
Depreciation and amortization	3,757	4,551	(17.4)%	15	20	(25.0)%

Total operating expenses	$47,148	$42,868	10.0%	$188	$191	(1.6)%

     Operating expenses increased 10.0% to $47.1 million compared to the first quarter of 2004. Operating expense per worksite employee decreased to $188 per month in the 2005 period from $191 in the 2004 period. The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 4.6%, but decreased $6 per worksite employee per month, compared to the 2004 period. The increase in total dollars was primarily due to a $900,000 increase in incentive compensation expense based upon the current forecast of operating results for the year. Corporate headcount remained relatively flat in the 2005 period as compared to 2004.

•	Stock-based compensation expense of $1.0 million or $4 per worksite employee per month was a result of: (i) $790,000 related to the acceleration of stock option vesting during the first quarter of 2005; and (ii) $248,000 related to the amortization of the compensation expense associated with the February 2005 restricted stock grant. Please read Note 3 to the consolidated financial statements on page 13 for additional information.

•	General and administrative expenses increased 17.2%, or $2 per worksite employee per month, compared to the first quarter of 2004, due primarily to $1.5 million of costs associated with the annual sales convention and incentive trip that were held in the first quarter of 2005, as opposed to the second quarter of 2004.

•	Commissions expense decreased 7.1%, or $2 per worksite employee per month, compared to the 2004 period, due to the termination of the American Express Marketing Agreement at the end of 2004, partially offset by an increase in commissions paid to Administaff sales representatives.

•	Advertising costs increased 68.2% or $4 per worksite employee per month, compared to the first quarter of 2004, due to a shift in the spring advertising campaign to the first quarter of 2005 compared to the second quarter in 2004.

•	Depreciation and amortization expense decreased 17.4%, or $5 per worksite employee per month, compared to the 2004 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2005 capital additions.

     Other Income (Expense)

     Other income (expense) decreased from $8.1 million in the first quarter of 2004 to $559,000 in the 2005 period. The 2004 period included $8.25 million of proceeds related to the settlement of our lawsuit with Aetna. Net interest income increased by $739,000, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2005 period.

     Income Tax Expense

     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The effective income tax rate for the 2005 period was 38.3% compared to 39.5% in the 2004 period. The decrease is primarily due to the favorable impact of our captive insurance subsidiary on state income tax rates.

     Net Income

     Operating and net income per worksite employee per month was $27 and $18 in the 2005 period, versus $32 and $41 in the 2004 period.

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

	Three months ended March 31,
	2005	2004	% Change
	(in millions except per worksite employee data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$1,275,328	$1,032,289	23.5%
Less: Bonus payroll cost	(143,815)	(97,171)	48.0%

Non-bonus payroll cost	$1,131,513	$935,118	21.0%

Payroll cost per worksite employee (GAAP)	$5,077	$4,601	10.3%
Less: Bonus payroll cost per worksite employee	(572)	(433)	32.1%

Non-bonus payroll cost per worksite employee worksite employee	$4,505	$4,168	8.1%

Liquidity and Capital Resources

     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $152.1 million in cash and cash equivalents and marketable securities at March 31, 2005, of which approximately $73.1 million was payable in April 2005 for withheld federal and state income taxes, employment taxes and other payroll deductions. At March 31, 2005, we had working capital of $49.7 million compared to $47.5 million at December 31, 2004. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2005. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

     Cash Flows From Operating Activities

     Our cash flows from operating activities in 2005 increased $53.8 million from 2004 to $50.3 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods, which end on a Friday, such as in December 2004, when client prepayments were $11.2 million and accrued worksite employee payroll was $59.3 million. However, for those reporting periods which end on a Thursday, such as in March 2005, when customer prepayments were $46.2 million and accrued worksite employee payroll was $98.4 million, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs resulting in a $16.1 million surplus, $5.1 million of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at March 31, 2005.

•	Workers’ compensation plan funding — Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, net of claims paid, were $9.0 million in 2005 and $11.6 million for the 2004 period, respectively. This compares to our estimate of workers’ compensation loss costs of $8.1 million and $9.7 million in 2005 and 2004, respectively.

•	Operating results - Our net income has a significant impact on our operating cash flows. Our net income decreased to $4.6 million in 2005 from $9.2 million in 2004. Please read Results of Operations — Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 on page 21. During 2004, we executed a settlement agreement with Aetna Life Insurance Company resulting in our receipt of $8.25 million in settlement proceeds in the first quarter of 2004.

     Cash Flows Used in Investing Activities

     We invested $364,000 in marketable securities, net of dispositions, and approximately $1.4 million in capital expenditures, primarily related to computer hardware and software, during the first three months of 2005.

     Cash Flows Used in Financing Activities

     Cash flows used in financing activities primarily related to the repurchase of $4.9 million in treasury stock and $1.8 million in dividends paid.

Seasonality, Inflation and Quarterly Fluctuations

     We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock

     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) changes in our direct costs and operating expenses including, but not limited to, increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates and state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (iv) our ability to effectively manage our retirement services operation; (v) the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll and benefits costs; and (viii) an adverse final judgment or settlement of claims against Administaff. These factors are discussed in detail in our 2004 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 4. CONTROLS AND PROCEDURES.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

     Please read Note 6 to financial statements, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about purchases by Administaff during the three months ended March 31, 2005, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program (2)	Program(2)
01/01/2005 - 01/31/2005	—	—	—	1,247,477
02/01/2005 - 02/28/2005	—	—	—	1,247,477
03/01/2005 - 03/31/2005	348,000	$14.01	7,100,523	899,477
Total	348,000	$14.01	7,100,523	899,477

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,000,000 shares of Administaff common stock, of which 7,100,523 had been repurchased as of March 31, 2005. During the three months ended March 31, 2005, we purchased 348,000 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS

     (a) List of exhibits.

10.01	Letter Agreement dated March 4, 2005 between Administaff and UnitedHealthcare Small Business Group (a division of UnitedHealthcare Insurance Company).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.
Date: May 4, 2005	By :	/s/ Douglas S. Sharp
Douglas S. Sharp
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

Exhibit Index

10.01	Letter Agreement dated March 4, 2005 between Administaff and UnitedHealthcare Small Business Group (a division of UnitedHealthcare Insurance Company).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.