Form 10-Q
period 2005-06-30
ADMINISTAFF INC \DE\
filed 2005-08-02
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     As of July 29, 2005, 26,125,070 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

	Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	33

	Part II

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 6.	Exhibits	35
Minimum Premium Financial Agreement
Minimum Premium Administrative Services Agreement
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$140,241	$81,740
Restricted cash	22,138	18,511
Marketable securities	27,921	27,950
Accounts receivable:
Trade	1,004	610
Unbilled	76,011	65,149
Other	1,154	1,451
Prepaid insurance	11,582	14,428
Other current assets	4,439	4,731
Income taxes receivable	2,576	489
Deferred income taxes	184	—

Total current assets	287,250	215,059

Property and equipment:
Land	2,920	2,920
Buildings and improvements	57,204	57,005
Computer hardware and software	53,266	50,765
Software development costs	18,677	18,622
Furniture and fixtures	28,484	28,412
Vehicles and aircraft	5,564	5,725

	166,115	163,449
Accumulated depreciation	(100,776)	(94,392)

Total property and equipment, net	65,339	69,057

Other assets:
Prepaid insurance	11,000	—
Deposits – healthcare	919	18,329
Deposits – workers’ compensation	48,814	52,264
Other assets	1,197	679

Total other assets	61,930	71,272

Total assets	$414,519	$355,388

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2005	2004
	(Unaudited)
Current liabilities:
Accounts payable	$1,685	$3,130
Payroll taxes and other payroll deductions payable	59,917	64,471
Accrued worksite employee payroll cost	103,243	59,277
Accrued health insurance costs	2,398	1,991
Accrued workers’ compensation costs	24,124	19,349
Other accrued liabilities	18,093	17,461
Deferred income taxes	—	231
Current portion of long-term debt	1,674	1,649

Total current liabilities	211,134	167,559

Noncurrent liabilities:
Long-term debt	34,045	34,890
Accrued workers’ compensation costs	29,064	22,912
Deferred income taxes	2,511	3,498

Total noncurrent liabilities	65,620	61,300

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	104,568	101,623
Deferred compensation expense	(3,813)	—
Treasury stock, at cost	(60,019)	(63,925)
Accumulated other comprehensive income (loss), net of tax	(182)	(127)
Retained earnings	96,902	88,649

Total stockholders’ equity	137,765	126,529

Total liabilities and stockholders’ equity	$414,519	$355,388

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues (gross billings of $1.559 billion, $1.254 billion, $3.133 billion and $2.538 billion, less worksite employee payroll cost of $1.279 billion, $1.021 billion, $2.555 billion and $2.053 billion, respectively)	$279,884	$232,892	$578,860	$484,939
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	223,549	184,347	468,497	386,360

Gross profit	56,335	48,545	110,363	98,579

Operating expenses:
Salaries, wages and payroll taxes	24,634	21,083	47,965	43,382
Stock-based compensation	367	—	1,405	—
General and administrative expenses	12,818	12,916	26,601	24,681
Commissions	2,488	2,778	4,852	5,322
Advertising	1,524	2,699	4,399	4,408
Depreciation and amortization	3,649	4,570	7,406	9,121

	45,480	44,046	92,628	86,914

Operating income	10,855	4,499	17,735	11,665

Other income (expense):
Interest income	1,330	648	2,452	1,014
Interest expense	(571)	(522)	(1,115)	(1,049)
Other, net	6	22	(13)	8,286

Income before income taxes	11,620	4,647	19,059	19,916

Income tax expense	4,336	1,836	7,185	7,867

Net income	$7,284	$2,811	$11,874	$12,049

Basic net income per share of common stock	$0.28	$0.11	$0.46	$0.45

Diluted net income per share of common stock	$0.28	$0.10	$0.45	$0.44

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2005
(in thousands)
(Unaudited)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2004	30,839	$309	$101,623	$—	$(63,925)	$(127)	$88,649	$126,529
Purchase of treasury stock	—	—	—	—	(9,276)	—	—	(9,276)
Exercise of stock options	—	—	(1,191)	—	9,399	—	—	8,208
Income tax benefit from exercise of stock options	—	—	2,399	—	—	—	—	2,399
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	34	—	172	—	—	206
Grant of restricted common shares from treasury, net of forfeitures	—	—	885	(4,431)	3,546	—	—	—
Amortization of deferred compensation expense	—	—	—	615	—	—	—	615
Stock option vesting acceleration	—	—	790	—	—	—	—	790
Other	—	—	28	3	65	—	—	96
Dividends paid	—	—	—	—	—	—	(3,621)	(3,621)
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	—	—	11,874	11,874

Comprehensive income								11,819

Balance at June 30, 2005	30,839	$309	$104,568	$(3,813)	$(60,019)	$(182)	$96,902	$137,765

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,874	$12,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,553	9,212
Stock-based compensation	1,405	—
Bad debt expense	328	203
Deferred income taxes	(1,368)	1,078
Loss on the disposition of assets	14	24
Changes in operating assets and liabilities:
Restricted cash	(3,627)	(6,392)
Accounts receivable	(11,287)	(28,698)
Prepaid insurance	(6,939)	12,007
Other current assets	442	4,847
Other assets	20,732	(16,756)
Accounts payable	(1,445)	(2,987)
Payroll taxes and other payroll deductions payable	(4,554)	(20,029)
Accrued worksite employee payroll expense	43,966	20,889
Accrued health insurance costs	(808)	(5,905)
Accrued workers’ compensation costs	10,928	15,195
Other accrued liabilities	631	(2,102)
Income taxes payable/receivable	312	(7,250)

Total adjustments	56,283	(26,664)

Net cash provided by (used in) operating activities	68,157	(14,615)

Cash flows from investing activities:
Marketable securities:
Purchases	(1,752)	(16,796)
Proceeds from maturities	—	453
Proceeds from dispositions	1,606	12,797
Cash exchanged for note receivable	(600)	—
Property and equipment:
Purchases	(3,778)	(2,689)
Proceeds from dispositions	75	134

Net cash used in investing activities	(4,449)	(6,101)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from financing activities:
Purchase of treasury stock	$(9,276)	$(8,278)
Dividends paid	(3,621)	—
Principal repayments on long-term debt and capital lease obligations	(820)	(924)
Proceeds from the exercise of stock options	8,208	763
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	206	248
Other	96	81

Net cash used in financing activities	(5,207)	(8,110)

Net increase (decrease) in cash and cash equivalents	58,501	(28,826)
Cash and cash equivalents at beginning of period	81,740	104,728

Cash and cash equivalents at end of period	$140,241	$75,902

Supplemental disclosures:
Cash paid for income taxes	$8,528	$14,234
Cash paid for interest	$1,056	$984
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
1. Basis of Presentation
     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the six months ended June 30, 2005 and 2004, revenues from the Company’s Texas markets represented 39% of the Company’s total revenues.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004. The Consolidated Balance Sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s Consolidated Balance Sheet at June 30, 2005, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended June 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.
     Certain prior year amounts have been reclassified to conform to the 2005 presentation.
     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

Stock-Based Compensation
     At June 30, 2005, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($487,000, net of taxes) of stock-based compensation expense. In addition, the Company issued 303,600 restricted common shares that vest over three years. During the first six months of 2005, the Company recognized $615,000 ($383,000, net of taxes) of stock-based compensation expense associated with the restricted stock grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income as reported	$7,284	$2,811	$11,874	$12,049
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(215)	(697)	(506)	(1,323)

Pro forma net income	$7,069	$2,114	$11,368	$10,726

Net income per share:
Basic – as reported	$0.28	$0.11	$0.46	$0.45
Basic – pro forma	$0.27	$0.08	$0.44	$0.40
Diluted – as reported	$0.28	$0.10	$0.45	$0.44
Diluted – pro forma	$0.27	$0.08	$0.43	$0.39
     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 89% to 92%, expected life of five years, risk free interest rate ranging from 3.3% to 3.7% and a dividend yield ranging from 0% to 2%. The weighted average fair value of options granted in the six months ended June 30, 2005 and 2004 was $11.27 and $12.23.
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
     In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. During the six months ended June 30, 2005, Plan Costs were less than the net cash funded to United by $8.9 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $8.9 million balance is reported as prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

Workers’ Compensation Costs
     In September 2004, the Company renewed its workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, which ends on September 30, 2005, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured, whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. As of June 30, 2005, the total collateral held by AIG was $13.4 million, which is included in deposits in the Company’s Consolidated Balance Sheets.
     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG until claims are submitted and processed for payment to the insured. During the period ended June 30, 2005, $16.8 million in excess funding related to the 2003-2004 policy year was returned to Administaff from AIG. As of June 30, 2005, the total claim funds held by AIG was $57.5 million, of which $22.1 million is included in restricted cash and $35.4 million is included in deposits in the Company’s Consolidated Balance Sheets.
     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. As of June 30, 2005, the Company has estimated $51.2 million in outstanding workers’ compensation claims, net of paid claims, and accrued such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. During the six month period ended June 30, 2005, workers’ compensation cost estimates were discounted to present value at an average rate of 3.5%. Workers’ compensation costs are accreted over the estimated claim payment period, and included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to accrued workers’ compensation claims for the six months ended June 30, 2005 (in thousands):

Beginning balance	$41,423
Accrued claims	20,220
Present value discount	(2,282)
Paid claims	(8,159)

Ending balance	$51,202

Current portion of accrued claims	$22,138
Long-term portion of accrued claims	29,064

$51,202

New Accounting Standards
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Administaff does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.
3. Stockholders’ Equity
     The Company’s Board of Directors has authorized the repurchase of up to 8,000,000 shares of the Company’s outstanding common stock. The Company repurchased 558,300 shares at a total cost of $9.3 million during the six months ended June 30, 2005. As of June 30, 2005, the Company has repurchased 7,310,823 shares under this authorization at a total cost of $92.0 million.
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
     On February 1, 2005, the compensation committee approved a grant of 303,600 restricted common shares to certain employees and officers of the Company pursuant to the Company’s 2001 Incentive Plan. The restricted common shares had a fair value on the grant date of $14.86 per share and vest over three years. Restricted common shares, under fixed accounting, are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period. During the six months ended June 30, 2005, the Company recognized $615,000 of compensation expense associated with the restricted stock grant.
     On February 4, 2005, the board of directors declared a quarterly dividend of $0.07 per share of common stock to holders of record on March 7, 2005. The $1.8 million dividend was paid on March 31, 2005. On May 5, 2005, the board of directors declared a quarterly dividend of

$0.07 per share of common stock to holders of record on June 6, 2005. The $1.8 million dividend was paid on June 30, 2005.
4. Income Taxes
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the six months ended June 30, 2005 was 37.7%.
5. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic net income (loss) per share – weighted average shares outstanding	25,739	26,418	25,694	26,530
Effect of dilutive securities:
Common stock options – treasury stock method	668	894	550	920

Diluted net income (loss) per share – weighted average shares outstanding plus effect of dilutive securities	26,407	27,312	26,244	27,450

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	1,808	3,458	2,914	3,773
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

In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. During the six months ended June, 2005, Plan Costs were less than the net cash funded to United by $8.9 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $8.9 million balance is reported as prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2005 and 2004 was 3.5% and 2.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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
New Accounting Pronouncement
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Administaff does not expect the adoption of SFAS 154 to have a material effect on the Company’s consolidated financial position or results of operations.

Results of Operations
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.
     The following table presents certain information related to Administaff’s results of operations for the three months ended June 30, 2005 and 2004.

	Three months ended
	June 30,
	2005	2004	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.559 billion and $1.254 billion, less worksite employee payroll cost of $1.279 billion and $1.021 billion, respectively)	$279,884	$232,892	20.2%
Gross profit	56,335	48,545	16.0%
Operating expenses	45,480	44,046	3.3%
Operating income	10,855	4,499	141.3%
Other income	765	148	416.9%
Net income	7,284	2,811	159.1%
Diluted net income per share of common stock	0.28	0.10	180.0%

Statistical Data:
Average number of worksite employees paid per month	86,868	77,209	12.5%
Revenues per worksite employee per month(1)	$1,074	$1,005	6.9%
Gross profit per worksite employee per month	216	210	2.9%
Operating expenses per worksite employee per month	175	190	(7.9)%
Operating income per worksite employee per month	42	19	121.1%
Net income per worksite employee per month	28	12	133.3%

(1)	Gross billings of $5,983 and $5,413 per worksite employee per month less payroll cost of $4,909 and $4,408 per worksite employee per month, respectively.
     Revenues
     Our revenues for the second quarter of 2005 increased 20.2% over the 2004 period due to a 6.9%, or $69, increase in revenues per worksite employee per month and a 12.5% increase in the average number of worksite employees paid per month.

     By region, our revenue growth over the second quarter of 2004 and revenue distribution for the quarter ended June 30, 2005 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2005	2004	% Change	2005	2004
	(in thousands)			(% of total revenues)
Northeast	$42,666	$31,039	37.5%	15.2%	13.3%
Southeast	24,157	22,021	9.7%	8.6%	9.5%
Central	35,967	33,466	7.5%	12.9%	14.4%
Southwest	110,474	92,485	19.5%	39.5%	39.7%
West	64,918	52,270	24.2%	23.2%	22.4%
Other revenue	1,702	1,611	5.6%	0.6%	0.7%

Total revenue	$279,884	$232,892	20.2%	100.0%	100.0%

     Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2005, all three sources of unit growth improved over the 2004 period.
     Gross Profit
     Gross profit for the second quarter of 2005 increased 16.0% to $56.3 million compared to the second quarter of 2004. The average gross profit per worksite employee increased 2.9% to $216 per month in the 2005 period from $210 per month in the 2004 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     Our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 7.9% to $858 per worksite employee per month in the second quarter of 2005 versus $795 in the second quarter of 2004.
•	Payroll tax costs – Payroll taxes increased $45 per worksite employee per month compared to the second quarter of 2004. The overall cost of payroll taxes as a percentage of payroll cost increased to 7.56% in the 2005 period from 7.41% in the 2004 period. During the 2004 period, payroll tax expense included a $2.3 million credit, or 0.23% as a percentage of payroll costs, related to a state unemployment tax matter with the State of California. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 18 for a discussion of our accounting for state unemployment taxes.
•	Benefits costs – The cost of health insurance and related employee benefits increased $17 per worksite employee per month over the second quarter of 2004. This increase is due to a 1.7% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.1% in the 2005 period from 70.2% in the 2004 period. The increase in the 2005 period was partially offset by a $2.6 million, or $10 per worksite employee per month, administrative fee credit from UHC related to the new three-year health insurance agreement signed during the second quarter of 2005. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 17 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $2 per worksite employee per month compared to the second quarter of 2004. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.19% in the 2005 period from 1.34% in the 2004 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 19 for a discussion of our accounting for workers’ compensation costs.
     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the three months ended June 30, 2005 and 2004.

	Three months ended June 30,			Three months ended June 30,
	2005	2004	% change	2005	2004	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$24,634	$21,083	16.8%	$95	$91	4.4%
Stock-based compensation	367	—	—	1	—	—
General and administrative expenses	12,818	12,916	(0.8)%	49	56	(12.5)%
Commissions	2,488	2,778	(10.4)%	10	12	(16.7)%
Advertising	1,524	2,699	(43.5)%	6	11	(45.5)%
Depreciation and amortization	3,649	4,570	(20.2)%	14	20	(30.0)%

Total operating expenses	$45,480	$44,046	3.3%	$175	$190	(7.9)%

     Operating expenses increased 3.3% to $45.5 million compared to the second quarter of 2004. Operating expense per worksite employee decreased to $175 per month in the 2005 period from $190 in the 2004 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 16.8%, or $4 per worksite employee per month, compared to the 2004 period. The increase was primarily due to a $2.7 million increase in incentive compensation expense based upon the current forecast of improved operating results for the year. The overall headcount remained flat as compared to 2004.

•	Stock-based compensation expense of $367,000 or $1 per worksite employee per month was related to the amortization of the compensation expense associated with the February 2005 restricted stock grant. Please read Note 3 to the consolidated financial statements on page 13 for additional information.

•	General and administrative expenses decreased 0.8%, or $7 per worksite employee per month, compared to the second quarter of 2004. This decrease per worksite employee per month was primarily due to the increase in the average number of worksite employees paid per month.

•	Commissions expense decreased 10.4%, or $2 per worksite employee per month, compared to the 2004 period, due to the termination of the American Express Marketing Agreement at the end of 2004.

•	Advertising costs decreased 43.5% or $5 per worksite employee per month, compared to the second quarter of 2004, due primarily to a shift in the spring advertising campaign to the first quarter of 2005 compared to the second quarter in 2004.

•	Depreciation and amortization expense decreased 20.2%, or $6 per worksite employee per month, compared to the 2004 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2005 capital additions.
     Other Income (Expense)
     Other income (expense) increased from $148,000 in the second quarter of 2004 to $765,000 in the 2005 period. Net interest income increased by $633,000, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2005 period.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $42 and $28 in the 2005 period, versus $19 and $12 in the 2004 period.

     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.
     The following table presents certain information related to Administaff’s results of operations for the six months ended June 30, 2005 and 2004.

	Six months ended
	June 30,
	2005	2004	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.133 billion and $2.538 billion, less worksite employee payroll cost of $2.555 billion and $2.053 billion, respectively)	$578,860	$484,939	19.4%
Gross profit	110,363	98,579	12.0%
Operating expenses	92,628	86,914	6.6%
Operating income	17,735	11,665	52.0%
Other income	1,324	8,251	(84.0)%
Net income	11,874	12,049	(1.5)%
Diluted net income per share of common stock	0.45	0.44	2.3%

Statistical Data:
Average number of worksite employees paid per month	85,298	76,001	12.2%
Revenues per worksite employee per month(1)	$1,131	$1,063	6.4%
Gross profit per worksite employee per month	216	216	—
Operating expenses per worksite employee per month	181	191	(5.2)%
Operating income per worksite employee per month	35	26	34.6%
Net income per worksite employee per month	23	26	(11.5)%

(1)	Gross billings of $6,122 and $5,566 per worksite employee per month less payroll cost of $4,991 and $4,503 per worksite employee per month, respectively.
     Revenues
     Our revenues for the six months ended June 30, 2005 increased 19.4% over the 2004 period due to a 6.4%, or $68, increase in revenues per worksite employee per month and a 12.2% increase in the average number of worksite employees paid per month.
     By region, our revenue growth over the first half of 2004 and revenue distribution for the six months ended June 30, 2005 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2005	2004	% Change	2005	2004
	(in thousands)			(% of total revenues)
Northeast	$87,230	$66,606	31.0%	15.1%	13.7%
Southeast	50,057	46,074	8.6%	8.6%	9.5%
Central	77,001	70,771	8.8%	13.3%	14.6%
Southwest	225,333	189,284	19.0%	38.9%	39.0%
West	135,746	109,256	24.2%	23.5%	22.6%
Other revenue	3,493	2,948	18.5%	0.6%	0.6%

Total revenue	$578,860	$484,939	19.4%	100.0%	100.0%

     Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the six months ended June 30, 2005, all three sources of unit growth improved compared to the 2004 period.
     Gross Profit
     Gross profit for the first half of 2005 increased 12.0% to $110.4 million compared to the first half of 2004. The average gross profit per worksite employee remained flat at $216 per month in the 2005 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     Our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 8.0% to $915 per worksite employee per month in the first half of 2005 versus $847 in the first half of 2004.
•	Payroll tax costs – Payroll taxes increased $44 per worksite employee per month compared to the first half of 2004. The overall cost of payroll taxes as a percentage of payroll cost increased in the 2005 period to 8.52% from 8.46% in the 2004 period. During the 2004 period, payroll tax expense included a $2.3 million credit, or 0.11% as a percentage of payroll costs, related to a state unemployment tax matter with the State of California. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 18 for a discussion of our accounting for state unemployment taxes.
•	Benefits costs – The cost of health insurance and related employee benefits increased $27 per worksite employee per month over the first half of 2004. This increase is due to a 4.2% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.4% in the 2005 period from 70.7% in the 2004 period. The increase in the 2005 period was partially offset by a $2.6 million, or $5 per worksite employee per month, administrative fee credit from UHC related to the new three-year health insurance agreement signed during the second quarter of 2005. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 17 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs – Workers’ compensation costs decreased $4 per worksite employee per month compared to the first half of 2004. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.16% in the 2005 period from 1.35% in the 2004 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 19 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the six months ended June 30, 2005 and 2004.

	Six months ended June 30,			Six months ended June 30,
	2005	2004	% change	2005	2004	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$47,965	$43,382	10.6%	$94	$95	(1.1)%
Stock-based compensation	1,405	—	—	3	—	—
General and administrative expenses	26,601	24,681	7.8%	52	54	(3.7)%
Commissions	4,852	5,322	(8.8)%	9	12	(25.0)%
Advertising	4,399	4,408	(0.2)%	9	10	(10.0)%
Depreciation and amortization	7,406	9,121	(18.8)%	14	20	(30.0)%

Total operating expenses	$92,628	$86,914	6.6%	$181	$191	(5.2)%

     Operating expenses increased 6.6% to $92.6 million compared to the first six months of 2004. Operating expense per worksite employee decreased to $181 per month in the 2005 period from $191 in the 2004 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 10.6%, but decreased $1 per worksite employee per month, compared to the 2004 period. The increase in total dollars was primarily due to a $3.6 million increase in incentive compensation expense based upon the current forecast of improved operating results for the year. The overall corporate headcount remained flat in the 2005 period as compared to 2004.
•	Stock-based compensation expense of $1.4 million or $3 per worksite employee per month was a result of: (i) $790,000 related to the acceleration of stock option vesting during the first quarter of 2005; and (ii) $615,000 related to the amortization of deferred compensation expense associated with the February 2005 restricted stock grant. Please read Note 3 to the consolidated financial statements on page 13 for additional information.
•	General and administrative expenses increased 7.8%, due primarily to increases in: (i) professional fees such as accounting, consulting and recruiting; and (ii) repairs and maintenance costs, but decreased $2 per worksite employee per month compared to the first half of 2004.
•	Commissions expense decreased 8.8%, or $3 per worksite employee per month, compared to the 2004 period, due to the termination of the American Express Marketing Agreement at the end of 2004, partially offset by an increase in commissions paid to Administaff sales representatives.
•	Advertising costs decreased 0.2% or $1 per worksite employee per month, compared to the first half of 2004.

•	Depreciation and amortization expense decreased 18.8%, or $6 per worksite employee per month, compared to the 2004 period, as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2005 capital additions.
     Other Income (Expense)
     Other income (expense) decreased from $8.3 million in the first half of 2004 to $1.3 million in the 2005 period, primarily due to the $8.25 million settlement of our dispute with Aetna during the 2004 period. Net interest income increased by $1.4 million, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2005 period.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $35 and $23 in the 2005 period, versus $26 and $26 in the 2004 period.
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

	Three months ended			Six months ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Payroll cost (GAAP)	$1,279,197	$1,020,997	25.3%	$2,554,525	$2,053,287	24.4%
Less: Bonus payroll cost	87,760	52,099	68.4%	231,575	149,270	55.1%

Non-bonus payroll cost	$1,191,437	$968,898	23.0%	$2,322,950	$1,904,017	22.0%

Payroll cost per worksite employee (GAAP)	$4,909	$4,408	11.4%	$4,991	$4,503	10.8%
Less: Bonus payroll cost per worksite employee	337	225	49.8%	452	327	38.2%

Non-bonus payroll cost per worksite employee	$4,572	$4,183	9.3%	$4,539	$4,176	8.7%

Liquidity and Capital Resources
     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $168.2 million in cash and cash equivalents and marketable securities at June 30, 2005, including approximately $51.8 million for withheld federal and state income taxes, employment taxes and other payroll deductions and $51.7 million in customer prepayments that were payable in July 2005. At June 30, 2005, we had working capital of $76.1 million compared to $47.5 million at December 31, 2004. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2005. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
     Cash Flows From Operating Activities
     Our cash flows from operating activities in 2005 increased $82.8 million from 2004 to $68.2 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in December 2004, when client prepayments were $11.2 million and accrued worksite employee payroll was $59.3 million. However, for those reporting periods that end on a Thursday, such as in June 2005, when customer prepayments were $51.7 million and accrued worksite employee payroll was $103.2 million, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $19.9 million surplus, $8.9 million of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at June 30, 2005. Additionally, the $17.5 million included in long-term deposits on the Consolidated Balance Sheet at December 31, 2004, was returned to Administaff in the quarter ended June 30, 2005.

•	Workers’ compensation plan funding – Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $24.3 million, less claims paid of $8.2 million, in 2005 and $25.2 million, less claims paid of $3.8 million, for the 2004 period. This compares to our estimate of workers’ compensation loss costs of $17.9 million and $18.7 million in 2005 and 2004, respectively. Additionally, in the period ended June 30, 2005, Administaff received $16.8 million from AIG for the return of excess funding related to the 2003-2004 policy.

•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income remained relatively flat in 2005 compared to 2004. Please read Results of Operations – Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 on page 26.

     Cash Flows Used in Investing Activities
     We invested approximately $3.8 million in capital expenditures, primarily related to computer hardware and software, during the second quarter of 2005.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities primarily related to the repurchase of $9.3 million in treasury stock and $3.6 million in dividends paid, offset by $8.2 million in proceeds from the exercise of employee stock options.
Other Matters
     As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” In June 2005, Kemper announced further negative developments with respect to its financial status. Kemper announced that, although it had not yet filed its audited statutory financial statements for 2004, its statutory surplus at December 31, 2004 was expected to be materially less than the amount reflected on its previously announced unaudited financial statements. If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Health Insurance Premiums and Workers’ Compensation Costs” on pages 41 and 42 of our Form 10-K for the year ended December 31, 2004 filed with the SEC. Our 2004 Form 10-K is also available on our web site at www.administaff.com.
Seasonality, Inflation and Quarterly Fluctuations
     We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.
Factors That May Affect Future Results and the Market Price of Common Stock
     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective” and “assume,” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) changes in our direct costs and operating expenses including, but not limited to, increases in health insurance premiums, increases in underlying health insurance claims trends, workers’ compensation rates, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (iv) our ability to effectively manage our retirement services operation; (v) the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll and benefits costs; and (viii) an adverse final judgment or settlement of claims against Administaff. These factors are discussed in detail in our 2004 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
ITEM 4. CONTROLS AND PROCEDURES.
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
     Please read Note 6 to financial statements, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases by Administaff during the three months ended June 30, 2005, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total Number		Part of Publicly	of Shares that May
	of Shares	Average Price Paid	Announced	Yet Be Purchased
Period	Purchased (1)	per Share	Program (2)	Under the Program (2)
04/01/2005– 04/30/2005	—	$—	7,100,523	899,477
05/01/2005– 05/31/2005	100,000	20.02	7,200,523	799,477
06/01/2005 – 06/30/2005	110,300	21.73	7,310,823	689,177
Total	210,300	$20.92	7,310,823	689,177

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,000,000 shares of Administaff common stock, of which 7,310,823 had been repurchased as of June 30, 2005. During the three months ended June 30, 2005, we purchased 210,300 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     An Annual Meeting of Stockholders of the Company was held on May 5, 2005. At the Meeting, holders of 24,628,926 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the three proposals voted on at the Meeting, two of which were approved, is set forth below:
1.	Election of Class I Directors to serve until the Annual Meeting of Stockholders in 2008.

	For	Withheld
Michael W. Brown	16,120,836	8,508,090
Eli Jones	17,581,354	7,047,572
Gregory E. Petsch	17,581,054	7,047,872
Directors continuing in office were Jack M. Fields, Jr., Paul S. Lattanzio, Richard G. Rawson, Paul J. Sarvadi and Austin P. Young.

2.	Approval of the amendment and restatement of the 2001 Incentive Plan.

For	Against	Abstain
7,840,828	10,873,052	138,532
3.	Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2005.

For	Against	Abstain
22,024,490	2,368,918	235,518
ITEM 6. EXHIBITS
(a)	List of exhibits.
10.1	Minimum Premium Financial Agreement, amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc. and United Healthcare Insurance Company.

10.2	Minimum Premium Administrative Services Agreement, amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc. and United Healthcare Insurance Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: August 2, 2005	By:	/s/ Douglas S. Sharp

Douglas S. Sharp
Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)

Index to Exhibits

10.1	Minimum Premium Financial Agreement, amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc. and United Healthcare Insurance Company.

10.2	Minimum Premium Administrative Services Agreement, amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc. and United Healthcare Insurance Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.