Form 10-Q
period 2005-09-30
ADMINISTAFF INC \DE\
filed 2005-11-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 27, 2005, 26,864,998 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4. Controls and Procedures	34

Part II

Item 1. Legal Proceedings	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36
Certification of CEO pursuant to Section 302
Certification of CFO pursuant to Section 302
Certification of CEO pursuant to Section 906
Certification of CFO pursuant to Section 906

ITEM 1. FINANCIAL STATEMENTS.
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$108,818	$81,740
Restricted cash	25,730	18,511
Marketable securities	46,854	27,950
Accounts receivable:
Trade	899	610
Unbilled	85,880	65,149
Other	1,937	1,451
Prepaid insurance	17,351	14,428
Other current assets	6,671	4,731
Income taxes receivable	6,816	489

Total current assets	300,956	215,059

Property and equipment:
Land	2,920	2,920
Buildings and improvements	58,522	57,005
Computer hardware and software	54,721	50,765
Software development costs	18,779	18,622
Furniture and fixtures	28,568	28,412
Vehicles and aircraft	5,355	5,725

	168,865	163,449
Accumulated depreciation	(104,185)	(94,392)

Total property and equipment, net	64,680	69,057

Other assets:
Prepaid insurance	11,000	—
Deposits — healthcare	954	18,329
Deposits — workers’ compensation	49,365	52,264
Other assets	1,145	679

Total other assets	62,464	71,272

Total assets	$428,100	$355,388

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
	(Unaudited)
Current liabilities:
Accounts payable	$3,453	$3,130
Payroll taxes and other payroll deductions payable	67,977	64,471
Accrued worksite employee payroll cost	74,833	59,277
Accrued health insurance costs	4,799	1,991
Accrued workers’ compensation costs	27,822	19,349
Other accrued liabilities	20,209	17,461
Deferred income taxes	2,311	231
Current portion of long-term debt	1,687	1,649

Total current liabilities	203,091	167,559

Noncurrent liabilities:
Long-term debt	33,620	34,890
Accrued workers’ compensation costs	29,912	22,912
Deferred income taxes	2,082	3,498

Total noncurrent liabilities	65,614	61,300

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	112,490	101,623
Deferred compensation expense	(3,412)	—
Treasury stock, at cost	(52,054)	(63,925)
Accumulated other comprehensive loss, net of tax	(151)	(127)
Retained earnings	102,213	88,649

Total stockholders’ equity	159,395	126,529

Total liabilities and stockholders’ equity	$428,100	$355,388

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues (gross billings of $1.622 billion, $1.323 billion, $4.756 billion and $3.861 billion, less worksite employee payroll cost of $1.337 billion, $1.087 billion, $3.892 billion and $3.141 billion, respectively)	$285,202	$235,865	$864,062	$720,804
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	227,031	188,193	695,528	574,553

Gross profit	58,171	47,672	168,534	146,251

Operating expenses:
Salaries, wages and payroll taxes	25,471	21,779	73,436	65,161
Stock-based compensation	360	—	1,765	—
General and administrative expenses	12,476	12,322	39,077	37,003
Commissions	2,610	2,557	7,462	7,879
Advertising	2,956	1,547	7,355	5,955
Depreciation and amortization	3,693	4,376	11,099	13,497

	47,566	42,581	140,194	129,495

Operating income	10,605	5,091	28,340	16,756

Other income (expense):
Interest income	1,645	606	4,097	1,620
Interest expense	(594)	(517)	(1,709)	(1,566)
Other, net	(84)	(37)	(97)	8,249

Income before income taxes	11,572	5,143	30,631	25,059

Income tax expense	4,389	1,531	11,574	9,398

Net income	$7,183	$3,612	$19,057	$15,661

Basic net income per share of common stock	$0.28	$0.14	$0.74	$0.60

Diluted net income per share of common stock	$0.26	$0.14	$0.72	$0.58

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands)
(Unaudited)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2004	30,839	$309	$101,623	$—	$(63,925)	$(127)	$88,649	$126,529
Purchase of treasury stock	—	—	—	—	(12,200)	—	—	(12,200)
Exercise of stock options	—	—	1,350	—	20,270	—	—	21,620
Income tax benefit from exercise of stock options	—	—	7,694	—	—	—	—	7,694
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	85	—	214	—	—	299
Grant of restricted common shares from treasury, net of forfeitures	—	—	886	(4,390)	3,504	—	—	—
Amortization of deferred compensation expense	—	—	—	975	—	—	—	975
Stock option vesting acceleration	—	—	790	—	—	—	—	790
Other	—	—	62	3	83	—	—	148
Dividends paid	—	—	—	—	—	—	(5,493)	(5,493)
Change in unrealized gain on marketable securities, net of tax:
Realized loss	—	—	—	—	—	57	—	57
Unrealized loss	—	—	—	—	—	(81)	—	(81)
Net income	—	—	—	—	—	—	19,057	19,057

Comprehensive income								18,976

Balance at September 30, 2005	30,839	$309	$112,490	$(3,412)	$(52,054)	$(151)	$102,213	$159,395

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$19,057	$15,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,324	13,659
Stock-based compensation	1,765	—
Bad debt expense	287	358
Deferred income taxes	680	879
Loss on the disposition of assets	98	59
Changes in operating assets and liabilities:
Restricted cash	(7,219)	(11,209)
Accounts receivable	(21,793)	(10,041)
Prepaid insurance	(11,584)	10,389
Other current assets	(1,774)	2,517
Other assets	20,168	(22,617)
Accounts payable	323	(2,733)
Payroll taxes and other payroll deductions payable	3,506	(19,380)
Accrued worksite employee payroll expense	15,556	23,457
Accrued health insurance costs	469	(4,856)
Accrued workers’ compensation costs	15,473	22,748
Other accrued liabilities	2,748	1,459
Income taxes payable/receivable	1,367	(10,955)

Total adjustments	31,394	(6,266)

Net cash provided by operating activities	50,451	9,395

Cash flows from investing activities:
Marketable securities:
Purchases	(27,314)	(17,922)
Proceeds from maturities	200	454
Proceeds from dispositions	7,942	13,081
Cash exchanged for note receivable	(616)	—
Property and equipment:
Purchases	(6,867)	(4,169)
Proceeds from dispositions	140	173

Net cash used in investing activities	(26,515)	(8,383)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from financing activities:
Purchase of treasury stock	$(12,200)	$(17,153)
Dividends paid	(5,493)	—
Principal repayments on long-term debt and capital lease obligations	(1,232)	(1,390)
Proceeds from the exercise of stock options	21,620	809
Proceeds from sale of common stock to the Administaff Employee Stock Purchase Plan	299	341
Other	148	120

Net cash provided by (used in) financing activities	3,142	(17,273)

Net increase (decrease) in cash and cash equivalents	27,078	(16,261)
Cash and cash equivalents at beginning of period	81,740	104,728

Cash and cash equivalents at end of period	$108,818	$88,467

Supplemental disclosures:
Cash paid for income taxes	$10,021	$19,670
Cash paid for interest	$1,628	$1,470
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
1. Basis of Presentation
     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the nine months ended September 30, 2005 and 2004, revenues from the Company’s Texas markets represented 39% of the Company’s total revenues.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004. The Consolidated Balance Sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s Consolidated Balance Sheet at September 30, 2005, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended September 30, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made.
     Certain prior year amounts have been reclassified to conform to the 2005 presentation.
     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

Stock-Based Compensation
     At September 30, 2005, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($487,000, net of taxes) of stock-based compensation expense. In addition, the Company issued 303,600 restricted common shares that vest over three years. During the first nine months of 2005, the Company recognized $975,000 ($607,000, net of taxes) of stock-based compensation expense associated with the restricted stock grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income as reported	$7,183	$3,612	$19,057	$15,661
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(581)	(506)	(1,904)

Pro forma net income	$7,183	$3,031	$18,551	$13,757

Net income per share:
Basic — as reported	$0.28	$0.14	$0.74	$0.60
Basic — pro forma	$0.28	$0.12	$0.72	$0.52
Diluted — as reported	$0.26	$0.14	$0.72	$0.58
Diluted — pro forma	$0.26	$0.11	$0.70	$0.51
     The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. For options granted during the periods above, the following assumptions were used: volatility ranging from 88% to 92%, expected life of five years, risk free interest rate ranging from 3.3% to 3.7% and a dividend yield ranging from 0% to 2%. The weighted average fair value of options granted in the nine months ended September 30, 2005 and 2004 was $11.27 and $12.23.
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
     In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. As of September 30, 2005, Plan Costs were less than the net cash funded to United by $21.1 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $10.1 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

Workers’ Compensation Costs
     In September 2005, the Company renewed its workers’ compensation program with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, which ends on September 30, 2006, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured, whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether the Company satisfies its responsibilities. As of September 30, 2005, the total collateral held by AIG was $7.5 million, which is included in deposits in the Company’s Consolidated Balance Sheets.
     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG until claims are submitted and processed for payment to the insured. In June 2005, $16.8 million in excess funding related to the 2003-2004 policy year was returned to Administaff from AIG. As of September 30, 2005, the total claim funds held by AIG was $67.6 million, of which $25.7 million is included in restricted cash and $41.9 million is included in deposits in the Company’s Consolidated Balance Sheets.
     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, 2005, the Company reduced accrued workers’ compensation costs by $3.7 million for changes in estimated losses related to prior reporting periods. As of September 30, 2005, the Company has estimated $55.6 million in outstanding workers’ compensation claims, net of paid claims, and accrued such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. During the nine month period ended September 30, 2005, workers’ compensation cost estimates were discounted to present value at an average rate of 3.7%. Workers’ compensation costs are accreted over the estimated claim payment period, and included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to accrued workers’ compensation claims for the nine months ended September 30, 2005 (in thousands):

Beginning balance	$41,423
Accrued claims	29,613
Present value discount	(2,801)
Paid claims	(12,594)

Ending balance	$55,641

Current portion of accrued claims	$25,730
Long-term portion of accrued claims	29,911

$55,641

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
3. Stockholders’ Equity
     The Company’s Board of Directors has authorized the repurchase of up to 8,000,000 shares of the Company’s outstanding common stock. The Company repurchased 649,100 shares at a total cost of $12.2 million during the nine months ended September 30, 2005. As of September 30, 2005, the Company has repurchased 7,401,623 shares under this authorization at a total cost of $95.0 million.
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
     On February 1, 2005, the compensation committee approved a grant of 303,600 restricted common shares to certain employees and officers of the Company pursuant to the Company’s 2001 Incentive Plan. The restricted common shares had a fair value on the grant date of $14.86 per share and vest over three years. Restricted common shares, under fixed accounting, are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period. During the nine months ended September 30, 2005, the Company recognized $975,000 of compensation expense associated with the restricted stock grant.

     During each quarter in 2005, the board of directors has declared quarterly dividends of $0.07 per share of common stock. As of September 30, 2005 a total of $5.5 million in dividend payments has been made.
4. Income Taxes
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the nine months ended September 30, 2005 was 37.8%.
5. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic net income per share — weighted average shares outstanding	26,068	25,882	25,655	26,312
Effect of dilutive securities — treasury stock method:
Common stock options	1,124	564	741	802
Restricted stock awards	124	—	62	—

	1,248	564	803	802

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	27,316	26,446	26,458	27,114

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	600	4,093	2,213	3,880
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
     We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our consolidated financial statements:
•	Benefits costs — We provide health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies or service contracts.

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

In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. As of September 30, 2005, Plan Costs were less than the net cash funded to United by $21.1 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $10.1 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

•	State unemployment taxes — We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received.

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

•	Workers’ compensation costs — On September 1, 2003, we obtained an annual workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). This policy was subsequently renewed in September 2004 and September 2005. Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, 2005, Administaff reduced accrued workers’ compensation costs by $3.7 million for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2005 and 2004 was 3.7% and 2.7%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

•	Contingent liabilities — We accrue and disclose contingent liabilities in our consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. We have disclosed in our financial statements several issues that we believe are reasonably

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

•	Deferred taxes — We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay our comprehensive service fees. We believe the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.
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

•	Property and equipment — Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In

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

Results of Operations
     Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.
     The following table presents certain information related to Administaff’s results of operations for the three months ended September 30, 2005 and 2004.

	Three months ended
	September 30,
	2005	2004	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.622 billion and $1.323 billion, less worksite employee payroll cost of $1.337 billion and $1.087 billion, respectively)	$285,202	$235,865	20.9%
Gross profit	58,171	47,672	22.0%
Operating expenses	47,566	42,581	11.7%
Operating income	10,605	5,091	108.3%
Other income	967	52	1,759.6%
Net income	7,183	3,612	98.9%
Diluted net income per share of common stock	0.26	0.14	85.7%

Statistical Data:
Average number of worksite employees paid per month	90,493	78,817	14.8%
Revenues per worksite employee per month(1)	$1,051	$998	5.3%
Gross profit per worksite employee per month	214	202	5.9%
Operating expenses per worksite employee per month	175	180	(2.8%)
Operating income per worksite employee per month	39	22	77.3%
Net income per worksite employee per month	26	15	73.3%

(1)	Gross billings of $5,976 and $5,596 per worksite employee per month less payroll cost of $4,926 and $4,598 per worksite employee per month, respectively.
     Revenues
     Our revenues for the third quarter of 2005 increased 20.9% over the 2004 period due to a 14.8% increase in the average number of worksite employees paid per month and a 5.3%, or $53, increase in revenues per worksite employee per month.

     By region, our revenue growth over the third quarter of 2004 and revenue distribution for the quarter ended September 30, 2005 were as follows:

	Three months ended September 30,			Three months ended September 30,
	2005	2004	% Change	2005	2004
	(in thousands)			(% of total revenues)
Northeast	$43,532	$33,009	31.9%	15.2%	14.0%
Southeast	24,875	21,681	14.7%	8.7%	9.2%
Central	37,835	32,918	14.9%	13.3%	13.9%
Southwest	111,993	91,930	21.8%	39.3%	39.0%
West	65,275	54,919	18.9%	22.9%	23.3%
Other revenue	1,692	1,408	20.2%	0.6%	0.6%

Total revenue	$285,202	$235,865	20.9%	100.0%	100.0%

     Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2005, all three sources of unit growth improved over the 2004 period.
     Gross Profit
     Gross profit for the third quarter of 2005 increased 22.0% to $58.2 million compared to the third quarter of 2004. The average gross profit per worksite employee increased 5.9% to $214 per month in the 2005 period from $202 per month in the 2004 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     Our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.2% to $837 per worksite employee per month in the third quarter of 2005 versus $796 in the third quarter of 2004.
•	Payroll tax costs — Payroll taxes increased $22 per worksite employee per month compared to the third quarter of 2004. The overall cost of payroll taxes as a percentage of payroll cost decreased slightly to 6.87% in the 2005 period from 6.88% in the 2004 period. Please read “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 18 for a discussion of the Company’s accounting for state unemployment taxes.

•	Benefits costs — The cost of health insurance and related employee benefits increased $28 per worksite employee per month to $433 compared to the third quarter of 2004. This increase is due to a 5.5% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.0% in the 2005 period from 71.0% in the 2004 period. The increase in the 2005 period contains $1.1 million, or $4 per worksite employee, in state premium tax assessed to our insurance carrier and passed on to us during the third quarter. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 17 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs decreased $12 per worksite employee per month compared to the third quarter of 2004. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.06% in the 2005 period from 1.41% in the 2004 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. Reductions in accrued workers’ compensation costs related to prior reporting periods were $1.9 million, or 0.15% of non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 19 for a discussion of our accounting for workers’ compensation costs.
     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the three months ended September 30, 2005 and 2004.

	Three months ended September 30,			Three months ended September 30,
	2005	2004	% change	2005	2004	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$25,471	$21,779	17.0%	$94	$92	2.2%
Stock-based compensation	360	—	—	1	—	—
General and administrative expenses	12,476	12,322	1.2%	46	52	(11.5)%
Commissions	2,610	2,557	2.1%	10	11	(9.1)%
Advertising	2,956	1,547	91.1%	11	7	57.1%
Depreciation and amortization	3,693	4,376	(15.6)%	13	18	(27.8)%

Total operating expenses	$47,566	$42,581	11.7%	$175	$180	(2.8)%

     Operating expenses increased 11.7% to $47.6 million compared to the third quarter of 2004. Operating expense per worksite employee decreased to $175 per month in the 2005 period from $180 in the 2004 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 17.0%, or $2 per worksite employee per month, compared to the 2004 period. The increase was primarily due to a $2.1 million increase in incentive compensation expense based upon the current forecast of improved operating results for the year. Corporate headcount increased 3.6% as compared to 2004.

•	Stock-based compensation expense of $360,000 or $1 per worksite employee per month was related to the amortization of the compensation expense associated with the February 2005 restricted stock grant. Please read Note 3 to the consolidated financial statements on page 13 for additional information.

•	General and administrative expenses increased 1.2%, but decreased $6 per worksite employee per month, compared to the third quarter of 2004.

•	Commissions expense increased 2.1%, but decreased $1 per worksite employee per month compared to the 2004 period.

•	Advertising costs increased 91.1%, or $4 per worksite employee per month, compared to the third quarter of 2004, due to the timing of marketing efforts associated with the 2005 fall sales campaign, which were initiated during the third quarter of 2005 as opposed to the fourth quarter in 2004.

•	Depreciation and amortization expense decreased 15.6%, or $5 per worksite employee per month, compared to the 2004 period as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2005 capital additions.
     Other Income (Expense)
     Other income (expense) increased from $52,000 in the third quarter of 2004 to $967,000 in the 2005 period. Interest income increased by $1.0 million, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2005 period.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $39 and $26 in the 2005 period, versus $22 and $15 in the 2004 period.

     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.
     The following table presents certain information related to Administaff’s results of operations for the nine months ended September 30, 2005 and 2004.

	Nine months ended
	September 30,
	2005	2004	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $4.756 billion and $3.861 billion, less worksite employee payroll cost of $3.892 billion and $3.141 billion, respectively)	$864,062	$720,804	19.9%
Gross profit	168,534	146,251	15.2%
Operating expenses	140,194	129,495	8.3%
Operating income	28,340	16,756	69.1%
Other income	2,291	8,303	(72.4)%
Net income	19,057	15,661	21.7%
Diluted net income per share of common stock	0.72	0.58	24.1%

Statistical Data:
Average number of worksite employees paid per month	87,030	76,940	13.1%
Revenues per worksite employee per month(1)	$1,103	$1,041	6.0%
Gross profit per worksite employee per month	215	211	1.9%
Operating expenses per worksite employee per month	179	187	(4.3)%
Operating income per worksite employee per month	36	24	50.0%
Net income per worksite employee per month	24	23	4.3%

(1)	Gross billings of $6,072 and $5,576 per worksite employee per month less payroll cost of $4,969 and $4,535 per worksite employee per month, respectively.
     Revenues
     Our revenues for the nine months ended September 30, 2005 increased 19.9% over the 2004 period due to a 13.1% increase in the average number of worksite employees paid per month and a 6.0%, or $62, increase in revenues per worksite employee per month.

     By region, our revenue growth over the first nine months of 2004 and revenue distribution for the nine months ended September 30, 2005 were as follows:

	Nine months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004
	(in thousands)			(% of total revenues)
Northeast	$130,762	$99,616	31.3%	15.1%	13.8%
Southeast	74,932	67,755	10.6%	8.7%	9.4%
Central	114,836	103,689	10.8%	13.3%	14.4%
Southwest	337,326	281,214	20.0%	39.0%	39.0%
West	201,021	164,175	22.4%	23.3%	22.8%
Other revenue	5,185	4,355	19.1%	0.6%	0.6%

Total revenue	$864,062	$720,804	19.9%	100.0%	100.0%

     Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the nine months ended September 30, 2005, all three sources of unit growth improved compared to the 2004 period.
     Gross Profit
     Gross profit for the first nine months of 2005 increased 15.2% to $168.5 million compared to the first nine months of 2004. The average gross profit per worksite employee increased 1.9% to $215 per month in the 2005 period from $211 per month in the 2004 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     Our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 7.0% to $888 per worksite employee per month in the first nine months of 2005 versus $830 in the first nine months of 2004.
•	Payroll tax costs — Payroll taxes increased $36 per worksite employee per month compared to the first nine months of 2004. The overall cost of payroll taxes as a percentage of payroll cost increased in the 2005 period to 7.95% from 7.91% in the 2004 period. During the 2004 period, payroll tax expense included a $2.3 million credit, or 0.07% as a percentage of payroll costs, related to a state unemployment tax matter with the State of California. Please read “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 18 for a discussion of our accounting for state unemployment taxes.

•	Benefits costs — The cost of health insurance and related employee benefits increased $27 per worksite employee per month to $426 compared to 2004. This increase is due to a 4.7% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.3% in the 2005 period from 70.8% in the 2004 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 17 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs decreased $6 per worksite employee per month compared to the first nine months of 2004. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.13% in the 2005 period from 1.37% in the 2004 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. Reductions in accrued workers’ compensation costs related to prior reporting periods were $3.7 million, or 0.10% of non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 19 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the nine months ended September 30, 2005 and 2004.

	Nine months ended September 30,			Nine months ended September 30,
	2005	2004	% change	2005	2004	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$73,436	$65,161	12.7%	$94	$94	—
Stock-based compensation	1,765	—	—	2	—	—
General and administrative expenses	39,077	37,003	5.6%	50	53	(5.7)%
Commissions	7,462	7,879	(5.3)%	10	11	(9.1)%
Advertising	7,355	5,955	23.5%	9	9	—
Depreciation and amortization	11,099	13,497	(17.8)%	14	20	(30.0)%

Total operating expenses	$140,194	$129,495	8.3%	$179	$187	(4.3)%

     Operating expenses increased 8.3% to $140.2 million compared to the first nine months of 2004. Operating expense per worksite employee decreased to $179 per month in the 2005 period from $187 in the 2004 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 12.7%, but remained flat on a per worksite employee per month basis compared to the 2004 period. The increase in total dollars was primarily due to a $5.6 million increase in incentive compensation expense based upon the current forecast of improved operating results for the year. Corporate headcount increased 1.2% in the 2005 period as compared to 2004.

•	Stock-based compensation expense of $1.8 million or $2 per worksite employee per month was a result of: (i) $790,000 related to the acceleration of stock option vesting during the first quarter of 2005; and (ii) $975,000 related to the amortization of deferred compensation expense associated with the February 2005 restricted stock grant. Please read Note 3 to the consolidated financial statements on page 13 for additional information.

•	General and administrative expenses increased 5.6%, due primarily to increases in: (i) professional fees such as accounting, consulting and recruiting; and (ii) repairs and maintenance costs. General and administrative expenses decreased $3 per worksite employee per month compared to the first nine months of 2004.

•	Commissions expense decreased 5.3%, or $1 per worksite employee per month, compared to the 2004 period, due to the termination of the American Express Marketing Agreement at the end of 2004, partially offset by an increase in commissions paid to Administaff sales representatives.

•	Advertising costs increased 23.5%, due primarily to increases in radio and television advertising associated with the spring and fall 2005 sales campaigns, but remained flat on a per worksite employee per month basis compared to the first nine months of 2004.

•	Depreciation and amortization expense decreased 17.8%, or $6 per worksite employee per month, compared to the 2004 period, as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2005 capital additions.
     Other Income (Expense)
     Other income (expense) decreased from $8.3 million in the first nine months of 2004 to $2.3 million in the 2005 period, primarily due to the $8.25 million settlement of our dispute with Aetna during the 2004 period. Interest income increased by $2.5 million, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2005 period.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $36 and $24 in the 2005 period, versus $24 and $23 in the 2004 period.
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

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Payroll cost (GAAP)	$1,337,230	$1,087,311	23.0%	$3,891,756	$3,140,597	23.9%
Less: Bonus payroll cost	71,302	64,176	11.1%	302,877	213,446	41.9%

Non-bonus payroll cost	$1,265,928	$1,023,135	23.7%	$3,588,879	$2,927,151	22.6%

Payroll cost per worksite employee (GAAP)	$4,926	$4,598	7.1%	$4,969	$4,535	9.6%
Less: Bonus payroll cost per worksite employee	263	271	(3.0)%	387	308	25.6%

Non-bonus payroll cost per worksite employee	$4,663	$4,327	7.8%	$4,582	$4,227	8.4%

Liquidity and Capital Resources
     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $155.7 million in cash and cash equivalents and marketable securities at September 30, 2005, including approximately $62.5 million for withheld federal and state income taxes, employment taxes and other payroll deductions and $5.8 million in customer prepayments that were payable in October 2005. At September 30, 2005, we had working capital of $97.9 million compared to $47.5 million at December 31, 2004. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2005. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
     Cash Flows From Operating Activities
     Our cash flows from operating activities in 2005 increased $41.1 million from 2004 to $50.5 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in September 2005, when client prepayments were $5.8 million and accrued worksite employee payroll was $74.8 million. However, for those reporting periods that end on a Thursday, such as in June 2005, when customer prepayments were $51.7 million and accrued worksite employee payroll was $103.2 million, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $21.1 million surplus, $10.1 million of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at September 30, 2005. Additionally, the $17.5 million included in long-term deposits on the Consolidated Balance Sheet at December 31, 2004, was returned to Administaff during the quarter ended June 30, 2005.

•	Workers’ compensation plan funding — Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $38.4 million, less claims paid of $12.6 million in 2005, and $38.0 million, less claims paid of $6.7 million for the 2004 period. This compares to our estimate of workers’ compensation loss costs of $26.8 million and $29.1 million in 2005 and 2004, respectively. Additionally, during the nine months ended September 30, 2005, Administaff received $16.8 million for the return of excess funding related to the 2003-2004 policy and $6.0 million in return of buffer collateral.

•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income increased 21.7% to $19.1 million in 2005 compared to 2004. Please read Results of Operations — Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 on page 26.

     Cash Flows Used in Investing Activities
     Cash flows used in investing activities increased $18.1 million from 2004 to $26.5 million. We invested a net $19.2 million in marketable securities and approximately $6.9 million in capital expenditures during 2005.
     Cash Flows Provided by Financing Activities
     Cash flows provided by financing activities primarily related to $21.6 million in proceeds from the exercise of employee stock options, offset by the repurchase of $12.2 million in treasury stock and $5.5 million in dividends paid.
Other Matters
     As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” In June 2005, Kemper announced further negative developments with respect to its financial status. In August 2005, Kemper announced that it had filed its audited statutory financial statements for 2004. If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Health Insurance Premiums and Workers’ Compensation Costs” on pages 41 and 42 of our Form 10-K for the year ended December 31, 2004 filed with the SEC. Our 2004 Form 10-K is also available on our web site at www.administaff.com.
Seasonality, Inflation and Quarterly Fluctuations
     We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.
Factors That May Affect Future Results and the Market Price of Common Stock
     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business,

Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) changes in our direct costs and operating expenses including, but not limited to, increases in health insurance premiums and workers’ compensation rates and underlying claims trends, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (iv) our ability to effectively manage our retirement services operation; (v) the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll and benefits costs; and (viii) an adverse final judgment or settlement of claims against Administaff. These factors are discussed in detail in our 2004 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
ITEM 4. CONTROLS AND PROCEDURES.
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
     Please read Note 6 to financial statements, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases by Administaff during the three months ended September 30, 2005, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total Number		Part of Publicly	of Shares that May
	of Shares	Average Price Paid	Announced	Yet Be Purchased
Period	Purchased (1)	per Share	Program (2)	Under the Program (2)
07/01/2005-07/31/2005	—	$—	7,310,823	689,177
08/01/2005-08/31/2005	90,800	32.21	7,401,623	598,377
09/01/2005-09/30/2005	—	—	7,401,623	598,377
Total	90,800	$32.21	7,401,623	598,377

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,000,000 shares of Administaff common stock, of which 7,401,623 had been repurchased as of September 30, 2005. During the three months ended September 30, 2005, we purchased 90,800 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS
(a)	List of exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 1, 2005	By:	/s/ Douglas S. Sharp

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