Form 10-K
period 2005-12-31
ADMINISTAFF INC \DE\
filed 2006-02-16
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005.
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
Securities Registered Pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 9, 2006, 27,331,381 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the end of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2005 closing price of the common stock as reported by the New York Stock Exchange) was approximately $521 million.
     DOCUMENTS INCORPORATED BY REFERENCE
     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 3, 2006, which the registrant intends to file within 120 days of the end of the fiscal year.

PART I
     Unless otherwise indicated, “Administaff,” “the Company,” “we,” “our” and “us” are used in this annual report to refer to the businesses of Administaff, Inc. and its consolidated subsidiaries. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations we may, from time to time, issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this annual report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this annual report, including, without limitation, factors discussed in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the factors discussed under the caption “Factors That May Affect Future Results and the Market Price of Common Stock,” beginning on page 39.
ITEM 1. BUSINESS.
General
     Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets. We were organized as a corporation in 1986 and have provided PEO services since inception. In 2003, we formed Administaff Retirement Services, LP, which currently performs recordkeeping services for defined contribution plans. In December 2005, we acquired HRTools.com, an online portal for human resource products, services and information, as well as small business software applications related to job descriptions, performance reviews, and personnel policies and procedures.
     Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986 and the Company’s Web site address is http://www.administaff.com. Our stock is traded on the New York Stock Exchange under the symbol “ASF.” Periodic SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Web site free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
     Our Personnel Management System is designed to improve the productivity and profitability of small and medium-sized businesses. It relieves business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses. It also promotes employee performance through human resource management techniques that improve employee satisfaction. We provide the Personnel Management System by entering into a Client Service Agreement (“CSA”), which establishes a three-party relationship whereby we and our client act as co-employers of the employees who work at the client’s location (“worksite employees”). Under the CSA, we assume responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for various other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The comprehensive service fee consists of the payroll of our worksite employees and a markup computed as a percentage of the payroll cost of the worksite employees.

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
     As of December 31, 2005, we had 38 sales offices in 21 markets. We paid an average of 94,031 worksite employees in the fourth quarter of 2005. Our long-term strategy is to operate in approximately 90 sales offices located in 40 strategically selected markets. While there were no new sales offices opened in 2005, we intend to open four new sales offices, including one new market, in 2006.
     Our national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service. As of December 31, 2005, we have four service centers, which when fully staffed will provide the capacity to serve approximately 160,000 worksite employees. In addition, we have human resources and client service personnel located in a majority of our 21 sales markets.
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
     A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Administaff and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry. Currently, 28 states have legislation containing licensing, registration, or certification requirements and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently licensed, registered or pursuing registration in all 28 of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.

Service Offerings
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
     The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:
•	Internal Revenue Code (the “Code”);

•	Federal Income Contribution Act (FICA);

•	Federal Unemployment Tax Act (FUTA);

•	Fair Labor Standards Act (FLSA)*;

•	Employee Retirement Income Security Act, as amended (ERISA);

•	Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA);

•	Immigration Reform and Control Act; (IRCA);

•	Title VII (Civil Rights Act of 1964)*;

•	Americans with Disabilities Act (ADA)*;

•	Age Discrimination in Employment Act (ADEA)*;

•	The Family and Medical Leave Act (FMLA)*;

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Drug-Free Workplace Act*;

•	Occupational Safety and Health Act (OSHA)*;

•	Worker Adjustment and Retraining Notification Act (WARN);

•	Uniform Services Employment and Reemployment Rights Act (USERRA);

•	State unemployment and employment security laws; and

•	State workers’ compensation laws.

*	And similar state laws
     While these regulations are complex, and in some instances overlapping, we assist our clients in achieving compliance with these regulations by providing services in four primary categories:
•	administrative functions;

•	benefit plans administration;

•	personnel management; and

•	employer liability management.

     All of the following services are included in the Personnel Management System and are available to all clients:
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
     Personnel Management. We provide a wide variety of personnel management services that give our clients access to resources normally found only in the human resources departments of large companies. All clients have access to our comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures. Other human resources services we provide include:
•	drafting and reviewing personnel policies and employee handbooks;

•	designing job descriptions;

•	performing prospective employee screening and background investigations;

•	designing performance appraisal processes and forms;

•	professional development and issues-oriented training;

•	employee counseling;

•	substance abuse awareness training;

•	drug testing;

•	outplacement services; and

•	compensation guidance.

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
     Employee Service CenterSM. The Employee Service Center (“ESC”) is our Web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO content and services to our clients and worksite employees. The ESC provides a wide range of functionality, including:
•	WebPayrollSM for the submission and approval of payroll data;

•	client-specific payroll information and reports;

•	employee information, including online check stubs and pay history reports;

•	employee specific benefits content, including summary plan descriptions and enrollment status;

•	access to 401(k) plan information through the Retirement Service Center SM;

•	online human resources forms;

•	best practices human resource management process maps and process overviews;

•	an online personnel guide;

•	e-Learning Web-based training;

•	online recruiting services through the Administaff Talent Network;

•	links to benefits providers and other key vendors; and

•	frequently asked questions.
     The ESC also contains MarketPlaceSM, an eCommerce portal that brings a wide range of product and service offerings from best-of-class providers to our clients, worksite employees and their families. MarketPlace offerings include:
•	financial services;

•	technology solutions;

•	communications services;

•	travel services;

•	leisure and entertainment services;

•	retail services;

•	gifts and rewards;

•	insurance services;

•	real estate services;

•	research and consulting services; and

•	other business and consumer products and services.
     MarketPlace also features the Best2Best® client network, where our clients can offer their products and services to one another.
     HR Software Products. In December 2005, we acquired HRTools.com, an online portal for human resources products, services and information from KnowledgePoint, a subsidiary of Recruitmax. The acquisition also included small business software applications related to job descriptions, performance reviews, and personnel policies and procedures. The applications are sold primarily to small business customers through online subscription arrangements, packaged software ordered through the HRTools.com Web site, or through various reseller arrangements.

Client Service Agreement
     All PEO clients enter into Administaff’s Client Service Agreement (“CSA”). The CSA generally provides for an on-going relationship, subject to termination by Administaff or the client upon 30 or 60 days written notice.
     The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs. Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs. New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in improved profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.
     The CSA also establishes the division of responsibilities between Administaff and the client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and are liable for certain employment-related government regulations. In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees and are responsible for providing specified employee benefits to such persons, regardless of whether the client pays the associated comprehensive service fee. The client retains the employees’ services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are shared by Administaff and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:
Administaff
•	Payment of wages and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment);

•	Workers’ compensation compliance, procurement, management and reporting;

•	Compliance with COBRA, HIPAA and ERISA (for each employee benefit plan sponsored solely by Administaff ), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

•	Employee benefits administration of plans sponsored solely by Administaff.
Client
•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;

•	Assignment to, and ownership of, all client intellectual property rights;

•	Compliance with OSHA regulations, EPA regulations, FLSA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

•	Professional licensing requirements, fidelity bonding and professional liability insurance;

•	Products produced and/or services provided; and

•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans.

Joint
•	Implementation of policies and practices relating to the employee/employer relationship; and

•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.
          Because we are a co-employer with the client for some purposes, it is possible that we could incur liability for violations of such laws, even if we are not responsible for the conduct giving rise to such liability. The CSA addresses this issue by providing that the client will indemnify us for liability incurred to the extent the liability is attributable to conduct by the client. Notwithstanding this contractual right to indemnification, it is possible that we could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question. We maintain employers’ practice liability insurance coverages (including coverages for our clients) to manage our exposure for these types of claims, and as a result, the costs in excess of insurance premiums we incur with respect to this exposure have historically been insignificant to our operating results.
          In most instances, clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although we are ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, we retain the ability to terminate immediately the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial condition or upon non-payment by a client. These rights, the periodic nature of payroll and the overall quality of our client base have resulted in an excellent overall collections history.
Customers
          Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with 10 to 2,000 employees, who recognize the advantage in the strategic use of high-performance human resource practices. We have set a long-term goal to serve approximately 10% of the overall small and medium sized business community. We serve clients and worksite employees located throughout the United States. For the year ended December 31, 2005, Houston, our original market, accounted for approximately 20% of our revenues, with other Texas markets contributing an additional 19%. By region, our revenue growth over 2004 and revenue distribution for the year ended December 31, 2005 were as follows:

		% of
	Revenue	Total
	Growth	Revenues
Northeast	32.0%	15.1%
Southeast	12.3%	8.7%
Central	13.2%	13.3%
Southwest	20.3%	39.0%
West	22.4%	23.2%
Other revenue	18.9%	0.7%
          As part of our client selection strategy, we generally do not offer our services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, formerly known as Standard Industrial Classification codes, essentially eliminating certain industries we believe present a higher employer risk such as employee injury, high turnover or litigation. All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resource practices. Our client base is broadly distributed throughout a wide variety of industries including:

•	Computer and information services – 16%;

•	Finance, insurance and real estate – 14%;

•	Management, administration and consulting services – 13%;

•	Manufacturing – 9%;

•	Construction – 9%;

•	Medical services – 8%;

•	Wholesale trade – 8%;

•	Engineering, accounting and legal services – 7%;

•	Retail trade – 5%;

•	Transportation – 2%; and

•	Other – 9%.
     This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
     We focus heavily on client retention. Administaff’s client retention record over the last five years reflects that approximately 72% of our clients remain for more than one year, and that the retention rate improves for clients who remain with us for longer periods, up to approximately 81% for clients in their fifth year with Administaff. The resulting average retention rate over the last five years was 76%. During 2005, our retention rate increased to 80% compared to 75% during 2004. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.
Marketing and Sales
     As of December 31, 2005, we had 38 sales offices located in 21 markets. Our long-term goal is to operate 90 sales offices in 40 strategically selected markets. Our sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Administaff’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date
Houston	4	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	3	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	3	1995
Washington D.C.	2	1995
Denver	1	1996
Los Angeles	3	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	2	1999
Baltimore	1	2000
New Jersey	1	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Cleveland	1	2002

     Our existing and future markets were identified using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria we believe are reliable predictors of successful penetration based on our experience. Among the factors we consider are:
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
     Our marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. We develop a mix of national and local advertising media and a placement strategy tailored to each individual market. After selecting a market and developing our marketing mix, but prior to entering the market, we engage in an organized media and public relations campaign to prepare the market for our entry and to begin the process of generating sales leads. We market our services through a broad range of media outlets, including television, radio, newspapers, periodicals, direct mail and the Internet. We employ public relations firms for most of our markets as well as advertising consultants to coordinate and implement our marketing campaigns. We have developed an inventory of television, radio and newsprint advertisements, which are utilized in this effort. We continuously seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our PEO service and to more successfully reach our target market.
     In 2004, we entered into an agreement with the Professional Golf Association Champions Tour to become the title sponsor of the annual Administaff Small Business Classic professional golf tournament held in Houston, Texas. In addition, we entered into a three-year arrangement with Arnold Palmer to become our national spokesperson. Our marketing campaigns use this event and the relationship with Mr. Palmer as a focal point of our brand marketing efforts.
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
Competition
     Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2002 through 2004 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Administaff on a per worksite employee per month basis. During the three-year period from 2002 through 2004, our staff support ratio averaged 51% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 134% and 70%, respectively.
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
     Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition to be the traditional in-house provision of human resource services. The PEO industry is highly fragmented, and we believe Administaff is one of the largest PEOs in the United States. Our largest national competitors include Gevity HR and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, we compete to some extent with fee-for-service providers such as payroll processors and human resource consultants and face competition from large regional PEOs in certain areas of the country. As Administaff and other large PEOs expand nationally, we expect that competition may intensify.
Vendor Relationships
     Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare and American International Group to be the most significant elements of our employee benefits package. These contracts would be the most difficult to replace.
     We provide health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies or service contracts. The policy with United provides approximately 77% of our health insurance coverage and automatically renews annually, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Benefits Costs” on page 24.
     Our workers’ compensation coverage (the “AIG Program”) is currently provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The AIG Program is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with AIG, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26.
Information Technology
     Administaff utilizes a variety of information technology capabilities to provide its human resource services to clients and worksite employees and for its own administrative and management information requirements.

     Administaff Information Management System (“AIMS”) is our proprietary PEO information system and utilizes both purchased and internally developed software applications. This system manages transactions and information unique to the PEO industry and to Administaff, including:
•	worksite employee enrollment;

•	human resource management;

•	benefits and defined contribution plan administration;

•	payroll processing;

•	client invoicing and collection;

•	management information and reporting; and

•	sales bid calculations.
     Central to the system is a transaction processing system that allows us to process a high volume of payroll, invoice, and bid transactions that meet the specific needs of our clients and prospects. Our retirement services operations are conducted utilizing an industry leading retirement plan administration application in a third-party hosted environment. We utilize commercially available software for other business functions such as finance and accounting, sales force activity management, and customer service issue tracking.
     During 2005 we completed the implementation and roll-out of a new Customer Relationship Management application intended to enhance our ability to manage the data and interactions with our customers on a day-to-day basis. The implementation provides for general access to the application for all relevant user groups and included significant integration with the AIMS application.
     The Employee Service Center is our proprietary Web-based PEO service delivery platform. With its integration into AIMS, the ESC is designed to provide automated, personalized PEO content and services to our clients and worksite employees. For a description of the functionality provided through the ESC, please read “PEO Services – Employee Service Center” on page 6.
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
     We have invested substantially in our network infrastructure to ensure appropriate connectivity exists between our service centers in Atlanta, Dallas, Houston and Los Angeles, our district sales offices and our corporate offices, and to provide appropriate Internet connectivity to conduct business through the Employee Service Center. The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.
Industry Regulation
     Administaff’s operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 28 states have passed laws that have licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

     Certain federal and state statutes and regulations use the terms “employee leasing” or “staff leasing” to describe the arrangement among a PEO and its clients and worksite employees. The terms “employee leasing,” “staff leasing” and “professional employer arrangements” are generally synonymous in such contexts and describe the arrangements we enter with our clients and worksite employees.
     As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.
     Employee Benefit Plans
     We offer various employee benefits plans to eligible employees, including our worksite employees. These plans include:
•	a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement (“CODA”) under Code Section 401(k), which allows for various forms of employer contributions including an employer matching contribution feature under Code Section 401(m)) maintained consistent with the provisions of Revenue Procedure 2002-21 and 2003-86 (each of which is discussed below);

•	a cafeteria plan under Code Section 125;

•	a group health plan which includes medical, dental, vision and worklife programs;

•	a welfare benefits plan which includes life insurance and disability programs;

•	a health care flexible spending plan;

•	an educational assistance program; and

•	an adoption assistance program.
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
     Consistent with the guidance for all periods beginning on or after January 1, 2004, electing clients are treated as adopting employers of the Administaff 401(k) Plan for plan qualification purposes under Code Section 413(c). On December 31, 2003, participant account balances attributable to worksite employees associated with clients who failed to: (i) agree to be treated as an adopting employer; or (ii) make another valid election in a timely manner, were transferred to the newly established Administaff Spinoff 401(k) Plan. Additionally, a small number of clients chose to transfer attributable participant account balances to other 401(k) plans separately maintained by the clients pursuant to the guidance. The Administaff Spinoff 401(k) Plan was also terminated effective December 31, 2003, subject to IRS approval received in December 2005. Accordingly, during 2006 all remaining participant account balances in such plan will be distributed pursuant to existing guidance regarding plan terminations. Ongoing compliance with Revenue Procedures 2002-21 and 2003-86 requires additional administrative compliance efforts, the cost of which is expected to be primarily born by the applicable plan and, therefore, is not expected to have a material adverse impact on the Company’s financial condition or results of operations.
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
     Code Section 3401, which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of federal income tax withholding. Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury regulations issued under Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. While Section 3401(d) (1) has been examined by several courts, its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements.

     Accordingly, while we believe that we can assume the withholding obligations for worksite employees, in the event we fail to meet these obligations, the client may be held ultimately liable for those obligations. While this interpretive issue has not to our knowledge discouraged clients from enrolling with Administaff, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future. These interpretive uncertainties may also impact our ability to report employment taxes on our own account rather than the accounts of our clients.
     State Unemployment Taxes
     We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax funds. Many states have experienced increases in unemployment claims due to depressed economic conditions over the last few years. As a result, our unemployment tax rates have increased over the last several years; however, we are not expecting unemployment tax rates on average to increase materially in 2006 due to improved employment trends in 2005. Until we receive the final tax rate notice, we estimate our expected SUI rate in those particular states.
     As a result of a 2001 corporate restructuring, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of the reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment from the EDD. The notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The notice also retroactively imposed the higher unemployment insurance rate on all of our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.
     In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer, and the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to us, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on our 2006 unemployment tax rate in California.
State Regulation
     While many states do not explicitly regulate PEOs, 28 states have regulations containing licensing, registration or certification requirements for PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. We hold licenses in Arkansas, Florida, Montana, New Hampshire, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Vermont. We are registered or certified in Colorado, Illinois, Kentucky, Louisiana, Maine, Minnesota, Nevada, New Jersey, New York, Ohio, Rhode Island, Utah, Virginia and West Virginia. We are applying for registration pursuant to recently enacted registration statutes in Arizona and Indiana. Regardless of whether a state has licensing, registration or certification requirements, we must comply with a number of other state and local regulations that could impact our operations. Administaff was instrumental in obtaining enactment of PEO legislation in various states, including Texas, where it faced a number of challenges under state law. We believe that our prior experience with Texas and other state regulatory authorities will be valuable in surmounting regulatory obstacles or challenges we may face in the future.
Corporate Office Employees
     We had approximately 1,500 corporate office and sales employees as of December 31, 2005. We believe our relations with our corporate office and sales employees are good. None of our corporate office and sales employees are covered by a collective bargaining agreement.
Intellectual Property
     Administaff currently has registered trademarks and pending applications for registration. Although the Administaff mark is the most material trademark to our business, our trademarks as a whole are also of considerable importance to us. Additionally, we have certain copyrights and a pending patent application for our WebPayroll software program. Finally, our acquisition of certain assets from KnowledgePoint, a subsidiary of Recruitmax, in December 2005 included trademarks and other intellectual property.
ITEM 1A. RISK FACTORS.
     Information on the Company’s risk factors is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results and the Market Price of Common Stock” on page 39.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
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
Corporate Headquarters
     Our corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility. This 28-acre company-owned office campus includes approximately nine acres of undeveloped land for future expansion. All development and support operations are located in the Kingwood facility, along with our record retention center and primary data processing center. Our corporate headquarters secures a $33 million mortgage on the property. For more information regarding the mortgage, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” on page 36.
Service Centers
     We currently have four service centers located in Atlanta, Dallas, Houston and Los Angeles.
     The Atlanta service center, which currently services approximately 26% of our worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2014, is designed to service approximately 40,000 worksite employees at full capacity.
     The Dallas service center, which currently services approximately 28% of our worksite employee base, is located in a 40,000 square foot leased facility, which also serves as our backup data processing and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees at full capacity.

     The Houston service center, which currently services approximately 26% of our worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2014, is designed to service approximately 40,000 worksite employees at full capacity.
     The Los Angeles service center, which currently services approximately 20% of our worksite employee base, is located in a 45,000 square foot leased facility. This facility, which is under lease until 2011, is designed to service approximately 40,000 worksite employees at full capacity.
Sales Offices
     As of December 31, 2005, we had sales and service personnel in 28 facilities located in 21 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2005, we had 38 sales offices in these 21 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.
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
     In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer, and the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on our 2006 unemployment tax rate in California.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following table sets forth the names, ages (as of February 16, 2006) and positions of the Company’s executive officers:

Name	Age	Position
Paul J. Sarvadi	49	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	57	President
A. Steve Arizpe	48	Executive Vice President, Client Services and Chief Operating Officer
Jay E. Mincks	52	Executive Vice President, Sales and Marketing
John H. Spurgin, II	59	Senior Vice President, Legal, General Counsel and Secretary
Douglas S. Sharp	44	Vice President, Finance, Chief Financial Officer and Treasurer
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Price Range of Common Stock
     Our common stock is traded on the New York Stock Exchange under the symbol “ASF”. As of February 9, 2006, there were 256 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange composite transactional tape.

2005	High	Low
First Quarter	$16.25	$11.65
Second Quarter	23.95	13.47
Third Quarter	39.99	22.56
Fourth Quarter	48.43	35.80

2004

First Quarter	$18.45	$14.06
Second Quarter	18.18	14.37
Third Quarter	16.59	9.38
Fourth Quarter	15.50	10.31
Dividend Policy
     During each quarter of 2005, the board of directors declared quarterly dividends of $0.07 per share of common stock. As of December 31, 2005 a total of $7.4 million in dividend payments has been made. No dividends were paid in 2004. The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
     The following table provides information about our purchases of Administaff common stock during the three months ended December 31, 2005:

			Total Number of
			Shares
			Purchased as	Maximum Number of
	Total Number		Part of Publicly	Shares that May Yet Be
	of Shares Purchased	Average Price Paid	Announced	Purchased Under the
Period	(1)	per Share	Program (2)	Program (2)
10/01/2005 – 10/31/2005	—	$—	—	598,377
11/01/2005 – 11/30/2005	—	—	—	598,377
12/01/2005 – 12/31/2005	—	—	—	598,377
Total	—	$—	—	598,377

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,000,000 shares of Administaff common stock, of which 7,401,623 shares had been repurchased as of December 31, 2005. During the three months ended December 31, 2005, we did not purchase shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
ITEM 6. SELECTED FINANCIAL DATA.
     The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 22.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues (1)	$1,169,612	$969,527	$890,859	$848,416	$720,219
Gross profit	235,756	197,694	197,105	165,790	165,015
Operating income	43,767	22,131	24,274	67	18,539
Net income (loss) from continuing operations	29,983	19,210	14,985	(2,921)	10,357
Net loss from discontinued operations	—	—	(2,121)	(1,160)	—

Net income (loss)	29,983	19,210	12,864	(4,081)	10,357
Diluted net income (loss) per share from continuing operations	$1.12	$0.72	$0.55	$(0.11)	$0.36

Balance Sheet Data:
Working capital	$93,235	$47,500	$56,032	$41,238	$36,609
Total assets	495,439	355,388	348,071	315,164	274,003
Total debt	34,890	36,539	42,362	44,169	13,500
Total stockholders’ equity	182,429	126,529	122,634	116,349	122,935
Cash dividends per share	0.28	—	—	—	—

Statistical Data:
Average number of worksite employees paid per month during period	88,780	77,936	75,036	77,334	69,480
Revenues per worksite employee per month (2)	$1,098	$1,037	$989	$914	$864
Gross profit per worksite employee per month	$221	$211	$219	$179	$198
Operating income per worksite employee per month	$41	$24	$27	$—	$22

(1)	Gross billings of $6.633 billion, $5.377 billion, $4.829 billion, $4.857 billion, and $4.373 billion, less worksite employee payroll cost of $5.463 billion, $4.407 billion, $3.938 billion, $4.009 billion and $3.653 billion, respectively.

(2)	Gross billings of $6,226, $5,749, $5,363, $5,234 and $5,245 per worksite employee per month, less payroll cost of $5,128, $4,712, $4,373, $4,320 and $4,381 per worksite employee per month, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this annual report. Historical results are not necessarily indicative of trends in operating results for any future period.
     The statements contained in this annual report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 under “Factors that May Affect Future Results and the Market Price of Common Stock” on page 39 and the uncertainties set forth from time to time in our other public reports and filings and public statements.
Overview
     We provide a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development services. Our long-term strategy continues to be aggregating the best small businesses in the United States on the common platform of our unique human resource service offering, thereby leveraging our buying power to provide additional valuable services to clients. Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month. We often use the number of worksite employees paid as our unit of measurement in analyzing and discussing our results of operations.
     Our key objective for 2005 was to continue to accelerate the growth in the number of paid worksite employees while appropriately pricing our service offering and leveraging our existing infrastructure. We ended 2005 averaging 94,031 paid worksite employees in the fourth quarter, which represents a 16.2% increase over the fourth quarter of 2004. Our average number of worksite employees paid for the full year increased 13.9% over 2004. These increases were driven by improvements in client retention, sales and the net change in existing clients. During 2005, we experienced an 11.2% increase in the number of new worksite employees over 2004 related to new client sales and a 5.4% decline in the number of worksite employees lost due to client terminations as compared to 2004.
     Our 2005 average gross profit per worksite employee per month of $221 reflected the effective execution of our pricing strategy, including a slight increase in the markup related to our HR services, while managing our direct costs to better than expected levels. Lower 2005 direct costs, particularly benefits costs and workers’ compensation costs were primarily a result of the favorable trends in claims experience, complemented by lower administrative fees negotiated with our insurance carriers. Benefits costs per participant increased 3.9% over 2004, while workers’ compensation costs as a percentage of non-bonus payroll declined by 18.9%.
     Operating expenses increased by 9.4% in 2005 to $192.0 million on a 13.9% increase in the number of worksite employees paid, as we leveraged the existing infrastructure and operating expense levels. Accordingly, operating expenses, on a per worksite employee per month basis, declined from $188 in 2004 to $180 in 2005.
     Our net income from operations increased 56.1% to $30.0 million in 2005 over 2004. We ended 2005 with working capital of $93.2 million, which is a $45.7 million increase from the end of 2004.
     Revenues
     We account for our revenues in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our gross billings to clients include the payroll cost of each worksite employee at the client location and a markup computed as a percentage of each worksite employee’s payroll cost. We invoice the gross billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.
     Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period and the number of worksite employees enrolled in our benefit plans. Because our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which may fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.
     Direct Costs
     The primary direct costs associated with our revenue generating activities are:
•	employment-related taxes (“payroll taxes”);

•	costs of employee benefit plans; and

•	workers’ compensation costs.
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
     Workers’ compensation costs include administrative and risk charges paid to the insurance carrier, and claims costs, which are driven primarily by the frequency and severity of claims.
     Gross Profit
     Our gross profit per worksite employee is primarily determined by our ability to accurately estimate and control direct costs and our ability to incorporate changes in these costs into the gross billings charged to clients, which are subject to contractual arrangements that are typically renewed annually. We use gross profit per worksite employee per month as our principal measurement of relative performance at the gross profit level.
     Operating Expenses
•	Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation. Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology and administrative support personnel.

•	Stock-based compensation – Our stock-based compensation primarily relates to the amortization of deferred compensation expense of restricted stock awards and the non-cash expenses associated with the acceleration of stock option vesting in 2005.

•	General and administrative expenses – Our general and administrative expenses primarily include:
•	rent expenses related to our service centers and sales offices;

•	outside professional service fees related to legal, consulting and accounting services;

•	administrative costs, such as postage, printing and supplies;

•	employee travel expenses; and

•	repairs and maintenance costs associated with our facilities and technology infrastructure.
•	Commissions – Commission expense consists of amounts paid to sales personnel. Commissions for sales personnel are based on a percentage of revenue generated by such personnel.

•	Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Administaff Small Business Classic sponsorship and endorsement fees paid to Arnold Palmer.

•	Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.
     Income Taxes
     Administaff’s provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes and non-deductible expenses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, state unemployment tax accruals and depreciation. Changes in these items are reflected in our financial statements through a deferred income tax provision.
Critical Accounting Policies and Estimates
     Administaff’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, state unemployment taxes, client bad debts, income taxes, property and equipment, goodwill and other intangibles, and contingent liabilities. We base these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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
The policy with United, which was first obtained in January 2002, provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from changes in the actual claims experience and other trends are incorporated into the benefits costs estimates.
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
We believe that the use of recent claims activity is representative of incurred and paid trends during the reporting period. The estimated completion rate used to compute incurred but not reported claims involves a significant level of judgment. Accordingly, an increase (or decrease) in the completion rates used to estimate the incurred claims would result in a decrease (or increase) in benefits costs and net income would increase (or decrease) accordingly.
The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $455 million in 2005:

	Change in	Change in
Change in	Benefits Costs	Net Income
Completion Rate	(in thousands)	(in thousands)
(2.5)%	$(7,984)	$5,022
(1.0)%	(3,193)	2,009
1.0%	3,193	(2,009)
2.5%	7,984	(5,022)
In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. As of December 31, 2005, Plan Costs were less than the net cash funded to United by $18.1 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $7.1 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
•	State unemployment taxes – We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Until we receive the final tax rate notice, we estimate our expected SUI rate in those particular states. In December 2001, as a result of a 2001 corporate reorganization, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of our reserve account in May 2002, and notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD. The Notice stated that the EDD was collapsing the accounts of Administaff’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the Notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.

In June 2004, we agreed to settle our dispute with the EDD for $3.3 million (“Settlement”). Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer and that the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to us, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on our 2006 unemployment tax rate in California.
•	Workers’ compensation costs – On September 1, 2003, we obtained an annual workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). This policy was subsequently renewed in September 2004 and October 2005. Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities.
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
We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the year ended December 31, 2005, Administaff reduced accrued workers’ compensation costs by $4.6 million for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2005 was 3.9%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $54 million in 2005:

	Change in Workers’	Change in
Change in Loss Development	Compensation Costs	Net Income
Rate	(in thousands)	(in thousands)
(5)%	$(2,006)	$1,260
(2.5)%	(1,003)	630
2.5%	1,003	(630)
5%	2,006	(1,260)
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
As of December 31, 2005, we had restricted cash of $27.6 million and deposits of $55.4 million. A $7.6 million security deposit related to the 2005 policy is included in deposits. We have estimated and accrued $60.3 million in incurred workers’ compensation claim costs, which is net of $27.6 million in paid claims, as of December 31, 2005.
•	Contingent liabilities – We accrue and disclose contingent liabilities in our consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. We have disclosed in our audited financial statements several issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. See Note 13 to our consolidated financial statements. As these issues develop, we will continue to evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.
•	Deferred taxes – We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.
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
•	Property and equipment – Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we would record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.
•	Goodwill and other intangibles - The December 2005 acquisition of HRTools.com and associated software applications included certain identifiable intangible assets and goodwill implied in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
New Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We are required to adopt SFAS 123(R) in the first quarter of 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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
     As permitted by Statement 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. During the first quarter of 2005, we accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($497,000, net of taxes) of stock based compensation expense. Accordingly, the adoption of SFAS 123(R) is not anticipated to have a material impact on our results of operations in 2006.
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

Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.
          The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2005 and 2004.

	Year ended December 31,
	2005	2004	% change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $6.633 billion and $5.377 billion less worksite employee payroll cost of $5.463 billion and $4.407 billion, respectively)	$1,169,612	$969,527	20.6%
Gross profit	235,756	197,694	19.3%
Operating expenses	191,989	175,563	9.4%
Operating income	43,767	22,131	97.8%
Other income (expense)	3,980	8,605	(53.7)%
Net income	29,983	19,210	56.1%
Diluted net income per share of common stock	1.12	0.72	55.6%

Statistical Data:
Average number of worksite employees paid per month	88,780	77,936	13.9%
Revenues per worksite employee per month (1)	$1,098	$1,037	5.9%
Gross profit per worksite employee per month	221	211	4.7%
Operating expenses per worksite employee per month	180	188	(4.3)%
Operating income per worksite employee per month	41	24	70.8%
Net income from continuing operations per worksite employee per month	28	21	33.3%

(1)	Gross billings of $6,226 and $5,749 per worksite employee per month less payroll cost of $5,128 and $4,712 per worksite employee per month, respectively.
          Revenues
          Our revenues, which represent gross billings net of worksite employee payroll cost, increased 20.6% over 2004 due to a 13.9% increase in the average number of worksite employees paid per month and a 5.9%, or $61, increase in revenues per worksite employee per month. The 5.9% increase in revenues per worksite employee per month was due to both: (i) increases in the pricing components related to our direct costs, including payroll taxes, benefits and workers’ compensation costs; and (ii) an increase in the markup related to our HR services.
          Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. The 13.9% increase in the average number of worksite employees paid per month during 2005 resulted from increases in all three sources of paid worksite employees.

          The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2005 and 2004.

	Year ended December 31,			Year ended December 31,
	2005	2004	% change	2005	2004
	(in thousands)			(% of total revenue)
Northeast	$177,080	$134,124	32.0%	15.1%	13.8%
Southeast	101,851	90,657	12.3%	8.7%	9.4%
Central	155,279	137,184	13.2%	13.3%	14.1%
Southwest	455,741	378,901	20.3%	39.0%	39.1%
West	271,991	222,209	22.4%	23.2%	22.9%
Other revenues	7,670	6,452	18.9%	0.7%	0.7%

Total revenues	$1,169,612	$969,527	20.6%	100.0%	100.0%

          Gross Profit
          Gross profit increased 19.3% to $235.8 million compared to 2004. Gross profit per worksite employee increased 4.7% to $221 per month in 2005 versus $211 in 2004.
          While our revenues per worksite employee per month increased 5.9%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 6.2% to $877 per worksite employee per month in 2005 versus $826 in 2004. The primary direct cost components changed as follows:
•	Payroll tax costs – Payroll taxes increased $34 per worksite employee per month. Payroll taxes as a percentage of payroll cost were 7.46% in 2005. This compares to 7.41% in 2004 which included a $2.3 million payroll tax credit, or 0.05% as a percentage of payroll costs, related to a state unemployment matter with the state of California. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 25 for a detailed discussion of our accounting for state unemployment taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $23 per worksite employee per month to $427 compared to 2004. This increase is due to a 3.9% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plan to 72.4% in 2005 versus 71.1% in 2004. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 24 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $7 per worksite employee per month compared to 2004. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.09% in 2005 from 1.35% in 2004, primarily as a result of favorable trends in both the frequency and severity of workers’ compensation claims. These trends resulted in reductions in estimated accrued workers’ compensation costs related to prior reporting periods of $4.6 million, or 0.09% of non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses
          The following table presents certain information related to our operating expenses for the years ended December 31, 2005 and 2004.

	Year ended December 31,			Year ended December 31,
	2005	2004	% change	2005	2004	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$99,562	$88,298	12.8%	$93	$94	(1.1)%
Stock-based compensation	2,079	—	—	2	—	—
General and administrative expenses	52,960	49,283	7.5%	50	53	(5.7)%
Commissions	10,121	10,447	(3.1)%	10	11	(9.1)%
Advertising	12,100	10,021	20.7%	11	11	—
Depreciation and amortization	15,167	17,514	(13.4)%	14	19	(26.3)%

Total operating expenses	$191,989	$175,563	9.4%	$180	$188	(4.3)%

          Operating expenses increased 9.4% to $192.0 million. Operating expenses per worksite employee per month decreased 4.3% to $180 in 2005 versus $188 in 2004. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 12.8%, but declined $1 per worksite employee per month compared to 2004. During 2005, incentive compensation increased $6.1 million over 2004 due to the improved operating results. In addition, the number of corporate employees increased 3.1%, and the average pay for corporate employees increased 3.4%.

•	Stock-based compensation expense of $2.1 million or $2 per worksite employee per month was a result of: (i) $790,000 related to the acceleration of stock option vesting during the first quarter of 2005; and (ii) $1,289,000 related to the amortization of deferred compensation expense associated with the February 2005 restricted stock grant. Please read Note 1 to the consolidated financial statements on page F-17 for additional information.

•	General and administrative expenses increased 7.5%, but declined $3 per worksite employee per month compared to 2004. The increase in total dollars is primarily due to increases in: (i) repairs and maintenance; and (ii) professional fees such as consulting fees, accounting fees and recruiting costs.

•	Commissions expense decreased 3.1% or $1 per worksite employee per month compared to 2004, as an increase in commissions paid to sales personnel was more than offset by cost savings resulting from the termination of our marketing and commission arrangement with American Express in December 2004.

•	Advertising costs increased 20.7%, due primarily to increases in radio and television advertising associated with the 2005 sales campaigns. These costs remained flat on a per worksite employee basis as compared to 2004.

•	Depreciation and amortization expense decreased 13.4% and $5 on a per worksite employee basis versus 2004 as the effect of certain fixed assets becoming fully amortized more than offset the incremental depreciation and amortization expense related to the 2005 capital additions.
          Other Income (Expense)
          Other income (expense) decreased to $4.0 million in 2005 compared to $8.6 million in 2004, primarily due to the $8.25 million settlement of our dispute with Aetna during the 2004 period. Interest income increased by $4.1 million, primarily as a result of an increase in cash balances, including cash held in our workers ’ compensation program and higher interest rates in 2005.

          Income Tax Expense
          During 2005, we incurred federal and state income tax expense of $17.8 million on pre-tax income of $47.7 million. Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses. Our effective income tax rate was 37.2% in the 2005 period compared to 37.5% in the 2004 period.
          Net Income
          Net income for 2005 was $30.0 million, or $1.12 per diluted share, compared to $19.2 million, or $0.72 per diluted share in 2004. Net income for 2004 included $5.2 million or $0.19 per share of proceeds related to the settlement of our dispute with Aetna. On a per worksite employee per month basis, net income increased 33.3% to $28 in 2005 versus $21 in 2004.
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

          The 4.9% increase in revenues per worksite employee per month was due to both: (i) increases in the pricing components related to our direct costs, including payroll taxes, benefits and workers’ compensation costs; and (ii) an increase in the markup related to our HR services.
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
          While our revenues per worksite employee per month increased 4.9%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 7.3% to $826 per worksite employee per month in 2004 versus $770 in 2003. The primary direct cost components changed as follows:
•	Payroll tax costs – Payroll taxes increased $33 per worksite employee per month. Payroll taxes as a percentage of payroll cost increased to 7.41% in 2004 from 7.23% in 2003. The increase was a result of higher weighted average state unemployment tax rates in 2004 compared to 2003, offset in part by the $2.3 million, or 0.05% of payroll cost, reduction of payroll tax expense related to the settlement discussions with the state of California in the second quarter of 2004. In addition, during 2003, we recorded a $3.9 million, or 0.10% of payroll cost, reduction in payroll taxes due to the receipt of our final 2002 and 2003 unemployment tax rates from the Texas Workforce Commission. Furthermore, we accrued $5.6 million, or 0.14% of payroll cost, in additional payroll taxes in 2003 related to an unemployment tax assessment from the Employment Development Department of the State of California. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 25 for a detailed discussion of our accounting for payroll taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $24 per worksite employee per month over 2003, due to a 5.7% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plan to 71.1% in 2004 versus 70.7% in 2003. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 24 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $5 per worksite employee per month, and decreased to 1.35% of non-bonus payroll cost in 2004 from 1.56% in 2003. In 2004, we collected and recorded a $1.1 million, or 0.03% of non-bonus payroll cost, reimbursement from an insurance carrier related to a 2003 workers’ compensation settlement with the State of Texas. During 2003, we incurred: (i) a $2.5 million, or 0.07% of non-bonus payroll cost, charge related to our former workers’ compensation dividend receivable due to collectibility concerns; and (ii) approximately $2.0 million, or 0.06% of non-bonus payroll cost, in workers’ compensation costs related to contract termination costs associated with our former policy and state surcharges relating to policies dating back to 1999, which were assessed by various states and passed through to Administaff through our previous carrier. Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.
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

	Year ended December 31,
	2005	2004	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$5,463,474	$4,407,063	24.0%
Less: bonus payroll cost	508,170	392,909	29.3%

Non-Bonus payroll cost	$4,955,304	$4,014,154	23.4%

Payroll cost per worksite employee (GAAP)	$5,128	$4,712	8.8%

Less: Bonus payroll cost per worksite employee	477	420	13.6%

Non-bonus payroll cost per worksite employee	$4,651	$4,292	8.4%

Liquidity and Capital Resources
     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $195.4 million in cash and cash equivalents and marketable securities at December 31, 2005, of which approximately $91.3 million was payable in early January 2006 for withheld federal and state income taxes, employment taxes and other payroll deductions. At December 31, 2005, we had working capital of $93.2 million compared to $47.5 million at December 31, 2004. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for 2006. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2005 increased $101.2 million from 2004 to $111.7 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased to $30.0 million in 2005 from $19.2 million in 2004. Please read “Results of Operations – Year Ended December 31, 2005 Compared to Year Ended December 31, 2004” on page 30.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs resulting in an $18.1 million surplus, $7.1 of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2005. Additionally, the $17.5 million included in long-term deposits on the Consolidated Balance Sheet at December 31, 2004, was returned to Administaff during 2005.

•	Workers’ compensation plan funding – Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $50.0 million, less claims paid of $17.2 million in 2005, and $51.7 million, less claims paid of $9.8 million for the 2004 period. This compares to our estimate of workers’ compensation loss costs of $36.0 million and $39.2 million in 2005 and 2004, respectively. Additionally, during year ended December 31, 2005, Administaff received $16.8 million for the return of excess funding related to the 2003-2004 policy and $6.0 million in return of buffer collateral.

•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods, which end on a Friday, such as in 2005, when client prepayments were $9.5 million and accrued worksite employee payroll was $78.4 million. However, for those reporting periods which end on a Thursday, such as in June 2005, when customer prepayments were $51.7 million and accrued worksite employee payroll was $103.2 million, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to the period end.

          Cash Flows From Investing Activities
          Capital expenditures totaled $28.6 million in 2005 and consisted primarily of an aircraft, computer hardware and software. Capital expenditures for computer hardware and software included costs associated with purchasing software licenses and computer hardware to enhance the performance and stability of our technology infrastructure. We expect approximately $13 million in capital expenditures in 2006.
          Additionally, in 2005, we invested $30.4 million in marketable securities and $6.25 million in the acquisition of HRTools.com and associated software applications.
          Cash Flows Used In Financing Activities
          Cash flows provided by financing activities were $9.5 million during 2005, an increase of $30.8 million over 2004. Cash flows provided by financing activities primarily related to $30.1 million in proceeds from the exercise of employee stock options, offset by the repurchase of $12.2 million in treasury stock and $7.4 million in dividends paid.
          On December 20, 2002, we entered into a $36 million mortgage agreement that matures in January 2008. The proceeds were used to repay our outstanding balance under our revolving credit agreement, which expired in December 2002. The mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (4.3% at December 31, 2005) plus 2.9%. The mortgage is secured by real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas. Monthly principal and interest payments are approximately $296,000, with the remaining balance due upon maturity. The mortgage provides for prepayment penalties, as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment penalty during the final year of the mortgage.
          In October 2002, we entered into a $3.8 million capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term.
          Contractual Obligations and Commercial Commitments
          The following table summarizes our contractual obligations and commercial commitments as of December 31, 2005 and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:

Mortgage	$32,599	$1,158	$31,441	$—	$—
Capital lease obligations	2,639	695	1,390	554	—
Non-cancelable operating leases	43,957	9,053	15,006	9,984	9,914
Purchase obligations (1)	13,155	6,627	5,808	720	—
Other long-term liabilities
Accrued workers’ compensation costs (2)	60,272	27,580	14,256	12,050	6,386

Total contractual cash obligations	$152,622	$45,113	$67,901	$23,308	$16,300

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	The current portion of these liabilities is also included. For more information, please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26.

Seasonality, Inflation and Quarterly Fluctuations
          We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.
Factors That May Affect Future Results and the Market Price of Common Stock
          Liability for Worksite Employee Payroll and Benefits Costs
          Under the CSA, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not as an agent of the client. Our obligations include responsibility for:
•	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client timely pays us the associated service fee; and

•	providing benefits to worksite employees even if our costs to provide such benefits exceed the fees the client pays us.
If a client does not pay us, or if the costs of benefits we provide to worksite employees exceed the fees a client pays us, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.
          Increases in Health Insurance Premiums and Workers’ Compensation Costs
          Maintaining health and workers’ compensation insurance plans that cover worksite employees is a significant part of our business. Our primary health insurance contract expires on December 31, 2006, and automatically renews each year, subject to cancellation by either party upon 180 days notice. The current workers’ compensation contract expires on September 30, 2006. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.
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
          In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. As of December 31, 2005, Plan Costs were less than the net cash funded to United by $18.1 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $7.1 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
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
          On September 1, 2003, we obtained an annual workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). This policy was subsequently renewed in September 2004 and October 2005. Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities.
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
          We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the year ended December 31, 2005,

Administaff reduced accrued workers’ compensation costs by $4.6 million for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2005 was 3.9%) and is accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
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
          In conjunction with entering into the AIG Policy, we formed a wholly owned captive insurance subsidiary (the “Captive”). We recognize the Captive as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.
          Increases in Unemployment Tax Rates
          We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Many states have experienced and are experiencing significant increases in unemployment claims due to depressed economic conditions over the last few years. As a result, our unemployment tax rates have increased over the last several years; however, we are not expecting unemployment tax rates on average to increase materially in 2006 due to improving employment trends in 2005. Some states have implemented retroactive cost increases. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations.
          As a result of a 2001 corporate restructuring, we filed for a transfer of our reserve account with the EDD. The EDD approved our request for transfer of our reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment from the EDD. The notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The notice also retroactively imposed the higher unemployment insurance rate on all our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.
          In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussion with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer and the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and we are assessed additional interest and penalties, we may recognize an increase in our payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to us, we may recognize a decrease in our payroll tax expense in a future period. The ultimate outcome of this matter is not expected to have a material impact on the Company’s 2006 unemployment tax rate in California.

          Need to Renew or Replace Clients
          Our standard CSA can be cancelled by us or the client with 30 to 60 days notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 20% in 2005. There can be no assurance that the number of contract cancellations will continue at these levels or increase in the future.
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
          Federal, State and Local Regulation
          As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of these other federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.
          While many states do not explicitly regulate PEOs, 28 states have passed laws that have licensing or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states.
          Geographic Market Concentration
          While we have sales offices in 21 markets, our Houston and Texas (including Houston) markets accounted for approximately 20% and 39%, respectively, of our revenues for the year ended December 31, 2005. Accordingly, while we have a goal of expanding in our current and future markets outside of Texas, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas (including Houston).
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
Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. Most states impose similar employment tax obligations on the employer. While the CSA provides that we have sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations. While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Administaff, a definitive adverse resolution of this issue may discourage clients from enrolling in the future.

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
     As of December 31, 2005, our available-for-sale marketable securities included an investment in a mutual fund that holds corporate debt securities with maturities up to 18 months. The amortized cost basis, fair market value and 30-day yield of this investment was $11.7 million, $11.5 million and 4.37%, respectively, at December 31, 2005. The following table presents information about our available-for-sale marketable securities, excluding the mutual fund investment, as of December 31, 2005 (dollars in thousands):

	Principal		Average
	Maturities		Interest Rate
2006	$4,700		3.5%
2007	450		4.7%
2008	200		5.0%
2009	490		5.1%
2010	—		—
Thereafter	40,575	(1)	3.3%

Total	$46,415		3.4%

Fair Market Value	$46,492

(1)	Includes auction rate securities with original maturities greater than five years; however, the interest rates reset at least every 60 days based on short-term market yields.
     Our mortgage loan includes variable interest rates, and as a result, our total cost of borrowing under the agreement is also subject to interest rate risk. As of December 31, 2005 we had a $32.6 million principal balance under the agreement with an interest rate of 7.2%. At December 31, 2005, the fair market value of our variable rate borrowing approximated the carrying value. The following table summarizes principal maturities of our variable interest rate mortgage as of December 31, 2005 (dollars in thousands):

Principal
Maturities
2006	$1,158
2007	1,070
2008	30,371

$32,599

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2005 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class II Directors (For Terms Expiring at the 2009 Annual Meeting),” “– Directors Remaining in Office,” and “– Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).
Code of Business Conduct and Ethics
     Our Board of Directors adopted our Code of Business Conduct and Ethics (the “Code of Ethics”), which meets the requirements of Rule 303.A of the New York Stock Exchange Listed Company Manual and Item 406 of Regulation S-K. You can access our Code of Ethics on the Corporate Governance page of our Web site at www.administaff.com. Any stockholder who so requests may obtain a printed copy of the Code of Ethics from Administaff. Changes in and waivers to the Code of Ethics for the Company’s directors, executive officers and certain senior financial officers will be posted on our Internet Web site within five business days and maintained for at least twelve months.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 3: Ratification and Appointment of Independent Public Accountants – Fees of Ernst & Young LLP” and “—Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Administaff Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.	Financial Statements of the Company

The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a) 2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

(a) 3.	List of Exhibits
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Amended and Restated Rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

4.9	Amendment No. 1 to Amended and Restated Rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

4.10	Amendment No. 2 to Amended and Restated Rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8†	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9†	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc.

10.27	Houston Service Center Operating Lease Amendment.

10.28*	Aircraft Purchase Agreement between John Wing Aviation, LLC and Administaff, Inc. dated December 30, 2005.

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 16, 2006.

ADMINISTAFF, INC.

By:	/s/	Douglas S. Sharp

Douglas S. Sharp
Vice President, Finance
Chief Financial Officer and Treasurer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Administaff, Inc. in the capacities indicated on February 16, 2006:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director (Principal Executive Officer)

/s/ Richard G. Rawson	President and Director
Richard G. Rawson

/s/ Douglas S. Sharp	Vice President, Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer (Principal Financial Officer)

*	Director
Michael W. Brown

*	Director
Jack M. Fields, Jr.

*	Director
Eli Jones

*	Director
Paul S. Lattanzio

*	Director
Gregory E. Petsch

*	Director
Austin P. Young

* By: /s/ John H. Spurgin, II
John H. Spurgin, II, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
     We have audited the accompanying consolidated balance sheets of Administaff, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Administaff, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 13, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL
     The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2005 have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F-4.
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
     The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Vice President, Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Administaff, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Administaff, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Administaff, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Administaff, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Administaff, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Administaff, Inc. and our report dated February 13, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Houston, Texas
February 13, 2006

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$137,407	$81,740
Restricted cash	27,580	18,511
Marketable securities	57,973	27,950
Accounts receivable:
Trade, net	5,225	610
Unbilled	91,258	65,149
Other	1,928	1,451
Prepaid insurance	9,218	14,428
Other current assets	4,664	4,731
Income taxes receivable	—	489
Deferred income taxes	3,308	—

Total current assets	338,561	215,059

Property and equipment:
Land	2,920	2,920
Buildings and improvements	58,264	57,005
Computer hardware and software	58,194	50,765
Software development costs	18,435	18,622
Furniture and fixtures	28,748	28,412
Vehicles and aircraft	22,366	5,725

	188,927	163,449
Accumulated depreciation and amortization	(105,307)	(94,392)

Total property and equipment, net	83,620	69,057

Other assets:
Prepaid insurance	11,000	—
Deposits – healthcare	954	18,329
Deposits – workers’ compensation	55,421	52,264
Goodwill and other intangible assets	5,018	—
Other assets	865	679

Total other assets	73,258	71,272

Total assets	$495,439	$355,388

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2005	2004
Current liabilities:
Accounts payable	$4,979	$3,130
Payroll taxes and other payroll deductions payable	101,293	64,471
Accrued worksite employee payroll cost	78,393	59,277
Accrued health insurance costs	3,495	1,991
Accrued workers’ compensation costs	30,212	19,349
Accrued corporate payroll and commissions	17,801	11,031
Other accrued liabilities	7,453	6,430
Deferred income taxes	—	231
Current portion of long-term debt	1,700	1,649

Total current liabilities	245,326	167,559

Noncurrent liabilities:
Long-term debt	33,190	34,890
Accrued workers’ compensation costs	32,692	22,912
Deferred income taxes	1,802	3,498

Total noncurrent liabilities	67,684	61,300

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding — none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,839 at December 31, 2005 and 2004, respectively	309	309
Additional paid-in capital	119,573	101,623
Deferred compensation expense	(2,931)	—
Treasury stock, at cost – 3,547 and 5,362 shares at December 31, 2005 and 2004, respectively	(45,614)	(63,925)
Accumulated other comprehensive loss, net of tax	(153)	(127)
Retained earnings	111,245	88,649

Total stockholders’ equity	182,429	126,529

Total liabilities and stockholders’ equity	$495,439	$355,388

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenues (gross billings of $6.633 billion, $5.377 billion and $4.829 billion less worksite employee payroll cost of $5.463 billion, $4.407 billion, and $3.938 billion, respectively)	$1,169,612	$969,527	$890,859

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	933,856	771,833	693,754

Gross profit	235,756	197,694	197,105

Operating expenses:
Salaries, wages and payroll taxes	99,562	88,298	82,802
Stock-based compensation	2,079	—	—
General and administrative expenses	52,960	49,283	50,033
Commissions	10,121	10,447	10,656
Advertising	12,100	10,021	8,581
Depreciation and amortization	15,167	17,514	20,759

	191,989	175,563	172,831

Operating income	43,767	22,131	24,274

Other income (expense):
Interest income	6,549	2,449	1,910
Interest expense	(2,359)	(2,093)	(2,176)
Other, net	(210)	8,249	462

	3,980	8,605	196

Income before income tax expense	47,747	30,736	24,470
Income tax expense	17,764	11,526	9,485

Net income from continuing operations	$29,983	$19,210	$14,985

Discontinued operations:
Loss from discontinued operations	—	—	(3,264)
Income tax expense (benefit)	—	—	(1,143)

Net loss from discontinued operations	—	—	(2,121)

Net income	$29,983	$19,210	$12,864

Basic net income per share of common stock:
Income from continuing operations	$1.16	$0.74	$0.56
Loss from discontinued operations	—	—	(0.08)

Basic net income per share of common stock	$1.16	$0.74	$0.48

Diluted net income per share of common stock:
Income from continuing operations	$1.12	$0.72	$0.55
Loss from discontinued operations	—	—	(0.08)

Diluted net income per share of common stock	$1.12	$0.72	$0.47

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2002	30,839	$309	$102,315	$—	$(43,003)	$153	$56,575	$116,349
Purchase of treasury stock, at cost	—	—	—	—	(8,233)	—	—	(8,233)
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	(322)	—	848	—	—	526
Exercise of stock options	—	—	(466)	—	1,343	—	—	877
Income tax benefit from exercise of stock options	—	—	249	—	—	—	—	249
Other	—	—	(95)	—	250	—	—	155
Change in unrealized gain on marketable securities, net of tax:
Realized gain	—	—	—	—	—	(44)	—	(44)
Unrealized loss	—	—	—	—	—	(109)	—	(109)
Net income	—	—	—	—	—	—	12,864	12,864

Comprehensive income	—	—	—	—	—	—	—	12,711

Balance at December 31, 2003	30,839	$309	$101,681	$—	$(48,795)	$—	$69,439	$122,634
Purchase of treasury stock, at cost	—	—	—	—	(17,153)	—	—	(17,153)
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	80	—	363	—	—	443
Exercise of stock options	—	—	(511)	—	1,522	—	—	1,011
Income tax benefit from exercise of stock options	—	—	352	—	—	—	—	352
Other	—	—	21	—	138	—	—	159
Change in unrealized gain on marketable securities, net of tax:
Realized gain	—	—	—	—	—	(13)	—	(13)
Unrealized loss	—	—	—	—	—	(114)	—	(114)
Net income	—	—	—	—	—	—	19,210	19,210

Comprehensive income	—	—	—	—	—	—	—	19,083

Balance at December 31, 2004	30,839	$309	$101,623	$—	$(63,925)	$(127)	$88,649	$126,529

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2004	30,839	$309	$101,623	$—	$(63,925)	$(127)	$88,649	$126,529
Purchase of treasury stock, at cost	—	—	—	—	(12,200)	—	—	(12,200)
Sale of treasury stock to Administaff Employee Stock Purchase Plan	—	—	165	—	249	—	—	414
Stock option vesting acceleration	—	—	790	—	—	—	—	790
Exercise of stock options	—	—	3,253	—	26,826	—	—	30,079
Income tax benefit from exercise of stock options	—	—	12,760	—	—	—	—	12,760
Grant of restricted common shares from treasury, net of forfeitures	—	—	886	(4,224)	3,338	—	—	—
Amortization of deferred compensation expense	—	—	—	1,289	—	—	—	1,289
Other	—	—	96	4	98	—	—	198
Dividends paid	—	—	—	—	—	—	(7,387)	(7,387)
Change in unrealized gain on marketable securities, net of tax:
Realized loss	—	—	—	—	—	62	—	62
Unrealized loss	—	—	—	—	—	(88)	—	(88)
Net income	—	—	—	—	—	—	29,983	29,983

Comprehensive income	—	—	—	—	—	—	—	29,957

Balance at December 31, 2005	30,839	$309	$119,573	$(2,931)	$(45,614)	$(153)	$111,245	$182,429

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$29,983	$19,210	$12,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,482	17,770	22,185
Stock-based compensation	2,079	—	—
Deferred income taxes	(5,222)	2,168	(3,018)
Bad debt expense	460	463	494
Loss (gain) on disposition of assets	210	59	(467)
Changes in operating assets and liabilities:
Restricted cash	(9,069)	(13,927)	(4,584)
Accounts receivable	(31,661)	(5,929)	20,237
Prepaid insurance	(3,254)	8,126	(4,645)
Other current assets	209	3,487	1,949
Other assets	14,015	(30,637)	(17,886)
Accounts payable	1,849	(1,939)	1,250
Payroll taxes and other payroll deductions payable	36,822	(839)	8,082
Accrued worksite employee payroll expense	19,116	(6,226)	(4,173)
Accrued health insurance costs	(1,504)	(4,568)	744
Accrued workers’ compensations costs	20,643	29,355	12,811
Accrued corporate payroll, commissions and other accrued liabilities	8,114	1,563	2,879
Income taxes payable/receivable	13,401	(7,657)	7,421

Total adjustments	81,690	(8,731)	43,279

Net cash provided by operating activities	111,673	10,479	56,143

Cash flows from investing activities:
Marketable securities:
Purchases	(55,819)	(21,644)	(25,779)
Proceeds from maturities	1,379	453	6,645
Proceeds from dispositions	24,084	16,912	9,612
Cash received (exchanged) for note receivable	(453)	—	2,709
Acquisition of HRTools.com	(6,250)	—	—
Property and equipment:
Purchases	(28,577)	(8,114)	(8,651)
Proceeds from dispositions	175	289	275
Proceeds from the sale of other companies	—	—	457

Net cash used in investing activities	(65,461)	(12,104)	(14,732)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Purchase of treasury stock	$(12,200)	$(17,153)	$(8,233)
Dividends paid	(7,387)	—	—
Proceeds from sale of common stock to the employee stock purchase plan	414	443	526
Proceeds from the exercise of stock options	30,079	1,011	877
Principal repayments on long-term debt and capital lease obligations	(1,649)	(5,823)	(1,807)
Other	198	159	155

Net cash provided by (used in) financing activities	9,455	(21,363)	(8,482)

Net increase (decrease) in cash and cash equivalents	55,667	(22,988)	32,929
Cash and cash equivalents at beginning of year	81,740	104,728	71,799

Cash and cash equivalents at end of year	$137,407	$81,740	$104,728

Supplemental disclosures:
Cash paid for income taxes	$10,834	$19,877	$5,072
Cash paid for interest	$2,243	$1,964	$2,053
Noncash Investing and Financing Activities:
     During 2005, the Company traded in its existing aircraft valued at $2.8 million and paid an additional $19.0 million to acquire a new aircraft.
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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
     The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2005, 2004 and 2003, revenues from the Company’s Texas markets represented 39%, 39% and 40% of the Company’s total revenues, respectively.
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
Marketable Securities
     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2005 and 2004, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).
Property and Equipment
     Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software	2-7 years
Software development costs	3-5 years
Furniture and fixtures	5-7 years
Aircraft	10-20 years
Vehicles	5 years
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
Goodwill and Other Intangible Assets
     The December 2005 acquisition of HRTools.com and associated software applications included certain identifiable intangible assets and goodwill in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Administaff’s purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years. The Company’s estimated amortization expense related to purchased intangible assets other than goodwill is $420,000 per year for the next five years.
     Health Insurance Costs
     The Company provides health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California and Tufts, all of which provide fully insured policies or service contracts.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The policy with United, which was first obtained in January 2002, provides the majority of the Company’s health insurance coverage. As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, Administaff records the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from changes in the actual claims experience and other trends are incorporated into the benefits costs estimates.
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
     In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance. As of December 31, 2005, Plan Costs were less than the net cash funded to United by $18.1 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $7.1 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
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
     On September 1, 2003, the Company obtained a workers’ compensation policy (“AIG Program”), which matured and was subsequently renewed in September 2004 and October 2005. The policies are with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether the Company satisfies its responsibilities.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Because the Company bears the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of the Company’s workers’ compensation costs, are recorded in the period incurred. Workers compensation insurance includes ongoing healthcare and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. The Company estimates its workers’ compensation costs by applying an aggregate loss development rate to worksite employee payroll levels. The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims and an estimate of future cost trends. Workers’ compensation cost estimates are discounted to present value at a rate based upon the US Treasury rates that correspond with the weighted average estimated claim payout period (the discount rate utilized in 2005 and 2004 averaged 3.9% and 2.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the years ended December 31, 2005 and 2004 (in thousands):

	Year ended	Year ended
	2005	2004
Beginning balance	$41,423	$12,000
Accrued claims	40,942	43,087
Present value discount	(4,934)	(3,871)
Paid claims	(17,159)	(9,793)

Ending balance	$60,272	$41,423

Current portion of accrued claims	$27,580	$18,511
Long-term portion of accrued claims	32,692	22,912

	$60,272	$41,423

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
     As of December 31, 2005, the Company had restricted cash of $27.6 million and deposits of $55.4 million. A $7.6 million security deposit related to the current policy is included in deposits. The Company has estimated and accrued $60.3 million in incurred workers’ compensation claim costs, which is net of $27.6 million in paid claims, as of December 31, 2005.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
     The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments. The carrying amount of the Company’s marketable securities and long-term debt approximate fair value due to the stated interest rates approximating market rates.
Stock-Based Compensation
     At December 31, 2005, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($497,000, net of taxes) of stock-based compensation expense. In addition, the Company issued 303,600 restricted common shares that vest over three years. During 2005, the Company recognized $1,289,000 ($810,000, net of taxes) of stock-based compensation expense associated with the restricted stock grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Net income, as reported	$29,983	$19,210	$12,864
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(506)	(2,530)	(5,800)

Pro forma net income	$29,477	$16,680	$7,064

Net income per share:
Basic – as reported	$1.16	$0.74	$0.48
Basic – pro forma	$1.14	$0.64	$0.26
Diluted – as reported	$1.12	$0.72	$0.47
Diluted – pro forma	$1.10	$0.62	$0.26
     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Risk-free interest rate	3.7%	3.4%	3.0%
Expected dividend yield	2.0%	0.0%	0.0%
Expected volatility	0.89	0.90	0.92
Weighted average expected life (in years)	5.0	5.0	5.0
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
Employee Savings Plan
          The Company matches 50% of an eligible worksite employee’s eligible contributions and 100% of eligible corporate employees’ contributions, both up to 6% of the employee’s eligible compensation with immediate vesting. During 2005, 2004 and 2003, the Company made employer-matching contributions of $24,365,000, $13,521,000 and $10,854,000, respectively. Of these contributions, $21,391,000, $10,658,000 and $8,494,000 were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.
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
New Accounting Pronouncements
          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We are required to adopt SFAS 123R in the first quarter of 2006.
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As permitted by Statement 123, we historically accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. During the first quarter of 2005, we accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($497,000, net of taxes) of stock based compensation expense. The primary purpose of the accelerated vesting was to eliminate future compensation expense that would otherwise be recognized in the Company’s Statement of Operations subsequent to the January 1, 2006 effective date of FASB 123(R). Accordingly, the adoption of SFAS 123(R) is not anticipated to have a material impact on our results of operations in 2006.
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
          The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $582,000 and $604,000 as of December 31, 2005 and 2004, respectively. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of specific accounts and by making a general provision for other potentially uncollectible amounts.
          The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2005 and 2004, unbilled accounts receivable consisted of the following:

	2005	2004
	(in thousands)

Accrued worksite employee payroll cost	$78,393	$59,277
Unbilled revenues	22,343	17,025
Customer prepayments	(9,478)	(11,153)

Unbilled accounts receivable	$91,258	$65,149

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.	Marketable Securities
          The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2005 and 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2005:

Fixed income mutual funds	$11,704	$—	$(223)	$11,481
State and local government securities	46,512	3	(23)	46,492

	$58,216	$3	$(246)	$57,973

December 31, 2004:

Fixed income mutual funds	$11,360	$—	$(166)	$11,194
U.S. corporate debt securities	753	—	—	753
State and local government securities	16,040	18	(55)	16,003

	$28,153	$18	$(221)	$27,950

          For the years ended December 31, 2005, 2004 and 2003, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities are as follows:

			Net
			Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)
		(in thousands)

2005	$6	$(104)	$(98)
2004	64	(43)	21
2003	78	(7)	71
          As of December 31, 2005, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Less than one year	$16,419	$16,181
One to five years	1,176	1,177
Five to ten years	—	—
Greater than ten years	40,621	40,615

Total	$58,216	$57,973

4.	Deposits
          The December 31, 2004 Consolidated Balance Sheet included $17.5 million as a component of deposits — healthcare. In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the new arrangement require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid insurance.
          As of December 31, 2005, the Company had $55.4 million of workers’ compensation long-term deposits, including $7.6 million of collateral and $47.8 million of claim deposits with the Company’s workers’ compensation carrier, AIG. Please see Note 1 for a discussion of our accounting policies for workers’ compensation costs.
5.	HRTools.com Acquisition
          In December 2005, the Company acquired certain assets of KnowledgePoint, a subsidiary of Recruitmax, for $6.25 million in cash in an effort to extend the Company’s product offering. The primary assets acquired included HRTools.com, a leading portal for human resources products, services and information, as well as small business software applications related to job descriptions, performance reviews, and personnel policies and procedures.
          The allocation of the purchase price is based on preliminary estimates and is subject to change based on the finalization of the purchase price allocation. The following table summarizes the allocation of the aggregate purchase price based on fair values, including acquisition costs:

		Weighted Average
	December 31, 2005	Amortization
	(in thousands)	Period

Software	$1,440	5 years
Other intangible assets	1,070	8 years
Goodwill	3,948	—

Total assets acquired	6,458
Other liabilities	(93)

Net assets acquired	$6,365

6.	Investments
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million. During 2003, the Company collected $457,000 from the sale of its investment in eProsper, which is included as a component of other income in the accompanying Consolidated Statements of Operations.
7.	Debt Obligations
          The Company’s debt obligations consist of the following:

	December 31,
	2005	2004
	(In thousands)

Mortgage loan	$32,599	$33,746
Capital lease obligations	2,291	2,793

Total debt	$34,890	$36,539
Less current maturities	1,700	1,649

Long-term debt, net of current maturities	$33,190	$34,890

          Maturities of long-term debt at December 31, 2005 are summarized as follows (in thousands):

2006	$1,700
2007	1,653
2008	30,999
2009	538

$34,890

Mortgage Loan
          On December 20, 2002, the Company entered into a $36 million mortgage agreement (“Mortgage”) that matures in January 2008. The proceeds were used to repay the Company’s outstanding balance under its revolving credit agreement. The Mortgage bears interest at a variable rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate (4.3% at December 31, 2005) plus 2.9%. The Mortgage is secured by the Company’s real estate and related fixtures located at Administaff’s headquarters in Kingwood, Texas, which has a net book value of $38.4 million at December 31, 2005. Monthly principal and interest payments are approximately $296,000, with the remaining balance due upon maturity. The Mortgage provides for prepayment penalties as a percentage of the outstanding principal balance, ranging from 5% down to 1% during the first four years of the term. There is no prepayment penalty during the final year of the Mortgage.
Capital Lease Obligations
          In October 2002, the Company entered into a capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term. As of December 31, 2005 and 2004, the capitalized cost and accumulated amortization under the capital lease arrangement were $3.8 million and $1.8 million, and $3.8 million and $1.2 million, respectively. Amortization of the capitalized lease costs is included in depreciation and amortization in the Consolidated Statements of Operations.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Income Taxes
          Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(3,908)	$(6,023)
Depreciation	(1,070)	(2,876)
Software development costs	(385)	(667)

Total deferred tax liabilities	(5,363)	(9,566)

Deferred tax assets:
Workers’ compensation accruals	3,479	3,057
Long-term capital loss carry-forward	2,133	2,109
State unemployment tax accruals	1,770	1,791
Accrued rent	633	554
Stock-based compensation	549	—
State income taxes net operating loss carryforward	273	274
Uncollectible accounts receivable	220	231
Other	219	204

Total deferred tax assets	9,276	8,220
Valuation allowance	(2,407)	(2,383)

Total net deferred tax assets	6,869	5,837

Net deferred tax assets (liabilities)	$1,506	$(3,729)

Net current deferred tax assets (liabilities)	$3,308	$(231)
Net noncurrent deferred tax liabilities	(1,802)	(3,498)

	$1,506	$(3,729)

The components of income tax expense from continuing operations are as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Current income tax expense:
Federal	$21,875	$9,066	$11,115
State	1,111	292	1,388

Total current income tax expense	22,986	9,358	12,503
Deferred income tax expense (benefit):
Federal	(4,698)	1,680	(2,632)
State	(524)	488	(386)

Total deferred income tax (benefit) expense	(5,222)	2,168	(3,018)

Total income tax expense from continuing operations	$17,764	$11,526	$9,485

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          In 2005, 2004 and 2003, income tax benefits of $12.8 million, $352,000 and $249,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.
          The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Expected income tax expense at 35%	$16,711	$10,758	$8,565
State income taxes, net of federal benefit	639	429	688
Nondeductible expenses	770	486	375
Tax-exempt interest income	(325)	(142)	—
Valuation allowance against long-term capital loss carry-forward	34	(32)	(160)
Other, net	(65)	27	17

Reported total income tax expense from continuing operations	$17,764	$11,526	$9,485

          As a result of the write-off of the investments in eProsper and VGI, the Company has capital loss carryforwards totaling $5.8 million that will expire during 2006 and 2007, but can only be used to offset future capital gains. The Company has a valuation allowance of $5.8 million against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration. In addition, the Company has incurred net operating losses at the subsidiary level for state income tax purposes totaling $4.0 million ($273,000 tax effected) that expire from 2008 to 2023. The Company has recorded a valuation allowance of $273,000 at December 31, 2005, as it is uncertain if it will be able to utilize the net operating loss carryforward in these entities.
9. Stockholders’ Equity
          The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 8,000,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2005, 2004 and 2003, the Company repurchased 649,100, 1,411,000 and 1,373,252 shares at a cost of $12.2 million, $17.2 million and $8.2 million, respectively. As of December 31, 2005, the Company had repurchased 7,401,623 shares under this program at a total cost of approximately $95.0 million. As a result, the Company has the authorization to repurchase an additional 598,377 shares.
          During each quarter of 2005, the Board declared a dividend of $0.07 per share of common stock. As of December 31, 2005 a total of $7.4 million in dividend payments were paid by the Company.
          At December 31, 2005, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has one-half of a preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on February 9, 2008.
10. Employee Incentive Plans
          The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. The Incentive Plans are administered by the Compensation

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board has granted limited authority to the Chief Executive Officer of the Company regarding the granting of stock options to employees who are not officers. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. The 1997 Incentive Plan expired on April 24, 2005; therefore no new grants may be made under the Plan. At December 31, 2005, 46,630 shares of common stock were available for future grants under the 2001 Incentive Plan. Prior to 2005, all awards granted to employees under the Incentive Plans had been stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). The Incentive Plans also permit stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. In February 2005, the Committee granted 303,600 restricted common shares to certain employees and officers of the Company. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.
          The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provides for options to purchase shares of the Company’s common stock that may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2005, 617,820 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plans. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the “CEO”). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.
          Stock Option Awards
          On February 1, 2005, the compensation committee of the board of directors approved accelerating the vesting of all unvested stock options that had an exercise price greater than the Company’s January 31, 2005 closing market price of $14.59. This accelerated vesting affected approximately 733,000 common stock options with a weighted average exercise price of $18.09. In addition, the committee approved accelerating the vesting of all remaining unvested common stock options on February 18, 2005. As a result, the vesting of approximately 1,104,000 common stock options with a weighted average exercise price of $9.16 was accelerated, which resulted in the Company recognizing stock-based compensation expense of $790,000 in the first quarter of 2005. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options subsequent to the January 1, 2006 effective date of FASB Statement No. 123(R).

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          The following summarizes stock option activity and related information:

	Year ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except per share amounts)
Outstanding – beginning of year	5,422	$17.98	5,039	$18.56	4,986	$19.77
Granted	31	17.94	861	13.69	594	7.70
Exercised	(2,152)	13.98	(127)	7.96	(114)	7.73
Cancelled	(127)	27.22	(351)	19.38	(427)	20.53

Outstanding – end of year	3,174	$20.32	5,422	$17.98	5,039	$18.56

Exercisable – end of year	3,174	$20.32	3,567	$20.66	3,242	$21.55

Weighted average fair value of options granted during year		$11.27		$9.79		$5.54
          The following summarizes information related to stock options outstanding at December 31, 2005:

		Options Outstanding & Exercisable
		Weighted Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price
(share amounts in thousands)
$4.02 to $10.00	577	5.4	$7.52
$10.01 to $15.00	652	6.7	12.79
$15.01 to $20.00	1,016	5.2	18.28
$20.01 to $30.00	372	5.5	23.99
$30.01 to $43.69	557	4.8	43.66

Total	3,174	5.5	$20.32

          Restricted Stock Awards
          As of December 31, 2005, 284,200 non-vested restricted shares are outstanding from the initial restricted stock award of 303,600 shares granted on February 1, 2005. The restricted shares had a fair value of $14.86 per share on the grant date and vest over three years. Restricted common shares, under fixed plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period. During 2005, the Company has recognized $1.3 million of compensation expense associated with the restricted stock awards.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Earnings Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended December 31,
	2005	2004	2003
		(in thousands)
Denominator:
Basic — weighted average shares outstanding	25,932	26,096	26,821
Effect of dilutive securities:
Common stock options — treasury stock method	922	763	432

Diluted — weighted average shares outstanding
plus effect of dilutive securities	26,854	26,859	27,253

     Options and warrants to purchase 1,799,000, 4,148,000 and 5,866,000 shares of common stock were not included in the diluted net income per share calculation for 2005, 2004 and 2003, respectively, because their inclusion would have been anti-dilutive.
12. Leases
     The Company leases various office facilities, furniture, equipment and vehicles under capital and operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $8,847,000 $9,000,000 and $8,179,000 in 2005, 2004 and 2003, respectively. At December 31, 2005, future minimum rental payments under noncancelable operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2006	$9,053	$695
2007	8,363	695
2008	6,643	695
2009	5,279	554
2010	4,705	—
Thereafter	9,914	—

Total minimum lease payments	$43,957	$2,639

Less amount representing interest		348

Total present value of minimum payments		2,291
Less current portion		542

Long-term capital lease obligations		$1,749

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Commitments and Contingencies
     The Company enters into non-cancelable fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of software service contracts and advertising commitments. At December 31, 2005, future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2006	$6,627
2007	4,650
2008	1,158
2009	190
2010	530
Thereafter	—

Total obligations	$13,155

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
     In June 2004, the Company agreed to settle its dispute with the EDD for $3.3 million (“Settlement”). Based upon receipt of written acknowledgement of this agreement, the Company reduced its accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. The Company and the State of California continued discussions, but in February 2005, the Company was notified that the EDD had rejected the Company’s settlement offer and that the matter will proceed with the appeals process with the ALJ. If the outcome of the appeals process is unfavorable and the Company is assessed additional interest and penalties, the Company may recognize an increase in its payroll tax expense in a future period. Conversely, if the outcome of the appeals process is favorable to the Company; the Company may recognize a decrease in its payroll tax expense in a future period.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31		June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
Year ended December 31, 2005:

Revenues	$298,976		$279,884	$285,202	$305,550
Gross profit	54,028		56,335	58,171	67,222
Operating income	6,880		10,855	10,605	15,427
Net income	4,590		7,284	7,183	10,926
Basic net income per share	0.18		0.28	0.28	0.41
Diluted net income per share	0.18		0.28	0.26	0.39

Year ended December 31, 2004:

Revenues	$252,047		$232,892	$235,865	$248,723
Gross profit	50,034		48,545	47,672	51,443
Operating income	7,166		4,499	5,091	5,375
Net income	9,238	(1)	2,811	3,612	3,549
Basic net income per share	0.35		0.11	0.14	0.14
Diluted net income per share	0.33		0.10	0.14	0.14

(1) Includes $8.25 million ($5.2 million after taxes) related to the legal settlement with Aetna.

EXHIBIT INDEX
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Amended and Restated Rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

4.9	Amendment No. 1 to Amended and Restated Rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

4.10	Amendment No. 2 to Amended and Restated Rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8†	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9†	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc.

10.27	Houston Service Center Operating Lease Amendment.

10.28*	Aircraft Purchase Agreement between John Wing Aviation, LLC and Administaff, Inc. dated December 30, 2005.

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.