Form 10-Q
period 2006-03-31
ADMINISTAFF INC \DE\
filed 2006-05-02
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, 27,981,927 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS.
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$150,929	$137,407
Restricted cash	29,116	27,580
Marketable securities	63,617	57,973
Accounts receivable:
Trade	1,857	5,225
Unbilled	98,244	91,258
Other	2,024	1,928
Prepaid insurance	9,235	9,218
Other current assets	5,096	4,664
Income taxes receivable	1,207	—
Deferred income taxes	2,264	3,308

Total current assets	363,589	338,561

Property and equipment:
Land	2,920	2,920
Buildings and improvements	58,780	58,264
Computer hardware and software	59,819	58,194
Software development costs	19,207	18,435
Furniture and fixtures	29,030	28,748
Vehicles and aircraft	22,160	22,366

	191,916	188,927
Accumulated depreciation and amortization	(108,913)	(105,307)

Total property and equipment, net	83,003	83,620

Other assets:
Prepaid insurance	11,000	11,000
Deposits — healthcare	2,086	954
Deposits — workers’ compensation	64,029	55,421
Goodwill and other intangible assets	4,985	5,018
Other assets	970	865

Total other assets	83,070	73,258

Total assets	$529,662	$495,439

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2006	2005
	(Unaudited)
Current liabilities:
Accounts payable	$4,315	$4,979
Payroll taxes and other payroll deductions payable	111,419	101,293
Accrued worksite employee payroll cost	85,221	78,393
Accrued health insurance costs	5,573	3,495
Accrued workers’ compensation costs	31,114	30,212
Accrued corporate payroll and commissions	7,399	17,801
Other accrued liabilities	7,699	7,453
Current portion of long-term debt	1,712	1,700

Total current liabilities	254,452	245,326

Noncurrent liabilities:
Long-term debt	32,756	33,190
Accrued workers’ compensation costs	35,750	32,692
Deferred income taxes	2,029	1,802

Total noncurrent liabilities	70,535	67,684

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	128,045	119,573
Deferred compensation expense	—	(2,931)
Treasury stock, at cost	(42,823)	(45,614)
Accumulated other comprehensive loss, net of tax	(165)	(153)
Retained earnings	119,309	111,245

Total stockholders’ equity	204,675	182,429

Total liabilities and stockholders’ equity	$529,662	$495,439

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues (gross billings of $1.912 billion and $1.574 billion less worksite employee payroll cost of $1.551 billion and $1.275 billion, respectively)	$360,636	$298,976

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	292,643	244,948

Gross profit	67,993	54,028

Operating expenses:
Salaries, wages and payroll taxes	28,224	23,331
Stock-based compensation	289	1,038
General and administrative expenses	15,975	13,783
Commissions	2,833	2,364
Advertising	2,383	2,875
Depreciation and amortization	3,895	3,757

	53,599	47,148

Operating income	14,394	6,880

Other income:
Interest income	2,809	1,122
Interest expense	(670)	(544)
Other, net	119	(19)

Net income before income tax expense	16,652	7,439

Income tax expense	6,111	2,849

Net income	$10,541	$4,590

Basic net income per share of common stock	$0.39	$0.18

Diluted net income per share of common stock	$0.37	$0.18

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006
(in thousands)
(Unaudited)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2005	30,839	$309	$119,573	$(2,931)	$(45,614)	$(153)	$111,245	$182,429
Purchase of treasury stock	—	—	—	—	(1,072)	—	—	(1,072)
Exercise of stock options	—	—	3,097	—	5,806	—	—	8,903
Income tax benefit from stock-based compensation	—	—	5,870	—	—	—	—	5,870
Cumulative effect of change in accounting principle	—	—	(684)	2,931	(2,296)	—	—	(49)
Stock-based compensation expense	—	—	42	—	296	—	—	338
Other	—	—	147	—	57	—	—	204
Dividends paid	—	—	—	—	—	—	(2,477)	(2,477)
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	—	(12)	—	(12)
Net income	—	—	—	—	—	—	10,541	10,541

Comprehensive income								10,529

Balance at March 31, 2006	30,839	$309	$128,045	$—	$(42,823)	$(165)	$119,309	$204,675

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,541	$4,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,891	3,835
Stock-based compensation	289	1,038
Deferred income taxes	1,276	(3,424)
Changes in operating assets and liabilities:
Restricted cash	(1,536)	(1,629)
Accounts receivable	(3,714)	(11,985)
Prepaid insurance	1,873	(4,067)
Other current assets	(432)	772
Other assets	(9,842)	(7,878)
Accounts payable	(664)	(953)
Payroll taxes and other payroll deductions payable	10,126	17,404
Accrued worksite employee payroll expense	6,828	39,108
Accrued health insurance costs	188	3,833
Accrued workers’ compensation costs	3,960	5,347
Other accrued liabilities	(10,004)	(1,887)
Income taxes payable/receivable	4,511	6,224

Total adjustments	6,750	45,738

Net cash provided by operating activities	17,291	50,328

Cash flows from investing activities:
Marketable securities:
Purchases	(6,116)	(669)
Proceeds from maturities	380	—
Proceeds from dispositions	50	305
Property and equipment:
Purchases	(3,284)	(1,412)
Proceeds from dispositions	65	42

Net cash used in investing activities	(8,905)	(1,734)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from financing activities:
Purchase of treasury stock	$(1,072)	$(4,877)
Dividends paid	(2,477)	(1,807)
Principal repayments on long-term debt and capital lease obligations	(422)	(409)
Proceeds from the exercise of stock options	8,903	529
Other	204	160

Net cash provided by (used in) financing activities	5,136	(6,404)

Net increase in cash and cash equivalents	13,522	42,190
Cash and cash equivalents at beginning of period	137,407	81,740

Cash and cash equivalents at end of period	$150,929	$123,930

Supplemental disclosures:
Cash paid for income taxes	$333	$149
Cash paid for interest	$634	$512
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006
1.	Basis of Presentation
          Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the three months ended March 31, 2006 and 2005, revenues from the Company’s Texas markets represented 36% and 39%, respectively, of the Company’s total revenues.
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
          The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005. The Consolidated Balance Sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s Consolidated Balance Sheet at March 31, 2006, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended March 31, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
          Certain prior year amounts have been reclassified to conform to the 2006 presentation.
          The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

Stock-Based Compensation
          At March 31, 2006, the Company has three stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company began accounting for these plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment “Statement 123(R)”. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock.
          During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($487,000, net of taxes) of stock-based compensation expense. In addition, the Company issued 303,600 restricted common shares that vest over three years. During the first three months of 2006 and 2005, the Company recognized $289,000 ($183,000, net of taxes), and $248,000 ($153,000 net of taxes), respectively, of stock-based compensation expense associated with the restricted stock grant. As of March 31, 2006, unrecognized compensation expense associated with the non-vested shares outstanding was $2.5 million. This expense is expected to be recognized over the next twenty-two months.
          The following table illustrates the effect on net income and net income per share in the first quarter of 2005 had the Company applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation.

Three months ended
March 31, 2005
(in thousands)
Net income, as reported	$4,590
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(291)

Pro forma net income	$4,299

Net income per share:
Basic — as reported	$0.18
Basic — pro forma	$0.17
Diluted — as reported	$0.18
Diluted — pro forma	$0.16
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
          In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of March 31, 2006, Plan Costs were less than the net cash funded to United by $12.2 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $1.2 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

Workers’ Compensation Costs
          In October 2005, the Company renewed its workers’ compensation program with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, which ends on September 30, 2006, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured, whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether the Company satisfies its responsibilities. As of March 31, 2006, the total collateral held by AIG was $7.6 million, which is included in deposits in the Company’s Consolidated Balance Sheets.
          Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG until claims are submitted and processed for payment to the insured. As of March 31, 2006, the total claim funds held by AIG was $85.5 million, of which $29.1 million is included in restricted cash and $56.4 million is included in deposits in the Company’s Consolidated Balance Sheets.
          The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the three months ended March 31, 2006, the Company reduced accrued workers’ compensation costs by $2.5 million for changes in estimated losses related to prior reporting periods. As of March 31, 2006, the Company has estimated $64.9 million in outstanding workers’ compensation claims, net of paid claims, and recorded such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. During the three month period ended March 31, 2006, workers’ compensation cost estimates were discounted to present value at an average rate of 4.5%. Workers’ compensation costs are accreted over the estimated claim payment period, and included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.
          The following table provides the activity and balances related to accrued workers’ compensation claims for the three months ended March 31, 2006 (in thousands):

Beginning balance	$60,272
Accrued claims	11,064
Present value discount	(1,520)
Paid claims	(4,950)

Ending balance	$64,866

Current portion of accrued claims	$29,116
Long-term portion of accrued claims	35,750

$64,866

New Accounting Standard
          Effective January 1, 2006, the Company adopted Statement No. 123(R). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
          Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in the first quarter of 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock.
3.	Stockholders’ Equity
          The Company’s Board of Directors has authorized the repurchase of up to 8,000,000 shares of the Company’s outstanding common stock. The Company repurchased 24,911 shares at a total cost of $1.1 million during the three months ended March 31, 2006. As of March 31, 2006, the Company has repurchased 7,426,534 shares under this authorization at a total cost of $96.0 million.
          On February 27, 2006, the board of directors declared a quarterly dividend of $0.09 per share of common stock. The $2.5 million dividend was paid on March 31, 2006.
4.	Income Taxes
          The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the three months ended March 31, 2006 was 36.7%.

5.	Net Income Per Share
          The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Basic net income per share — weighted average shares outstanding	27,201	25,649
Effect of dilutive securities:
Common stock options — treasury stock method	1,182	432

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	28,383	26,081

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	4,020
6.	Commitments and Contingencies
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
Class Action Litigation
          On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. In May 2004, the lead plaintiff filed its Consolidated Complaint, which amended and consolidated the seven previously filed cases. In June 2004, the Company filed a motion to dismiss the Consolidated Complaint. On March 30, 2006, the court granted the Company’s motion to dismiss and thereafter entered a final order of dismissal with prejudice. The lead plaintiff did not file a notice of appeal by the deadline to do so. Accordingly, the Company believes that this matter is now concluded.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion should be read in conjunction with our 2005 annual report on Form 10-K, as well as with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.
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
In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit at December 31, 2004 of $17.5 million was returned to Administaff during the quarter ended June 30, 2005. The terms of the new arrangement also require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of March 31, 2006, Plan Costs were less than the net cash funded to United by $12.2 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $1.2 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the three months ended March 31, 2006, Administaff reduced accrued workers’ compensation costs by $2.5 million for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2006 and 2005 was 4.5% and 3.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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
•	Goodwill and other intangibles — The December 2005 acquisition of HRTools.com and associated software applications included certain identifiable intangible assets and goodwill implied in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
New Accounting Pronouncement
          Effective January 1, 2006, the Company adopted Statement No. 123(R). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
          Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in the first quarter of 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock related to restricted stock awards.
          During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($487,000, net of taxes) of stock-based compensation expense. In addition, the Company issued 303,600 restricted common shares that vest over three years. During the first three months of 2006 and 2005, the Company recognized $289,000 ($183,000, net of taxes), and $248,000 ($153,000 net of taxes), respectively, of stock-based compensation expense associated with the restricted stock grant. As of March 31, 2006, unrecognized compensation expense associated with the non-vested shares outstanding was $2.5 million. This expense is expected to be recognized over the next twenty-two months.
Results of Operations
          Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.
          The following table presents certain information related to Administaff’s results of operations for the three months ended March 31, 2006 and 2005.

	Three months ended
	March 31,
	2006	2005	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.912 billion and $1.574 billion, less worksite employee payroll cost of $1.551 billion and $1.275 billion, respectively)	$360,636	$298,976	20.6%
Gross profit	67,993	54,028	25.8%
Operating expenses	53,599	47,148	13.7%
Operating income	14,394	6,880	109.2%
Other income	2,258	559	303.9%
Net income	10,541	4,590	129.7%
Diluted net income per share of common stock	0.37	0.18	105.6%

Statistical Data:
Average number of worksite employees paid per month	96,006	83,729	14.7%
Revenues per worksite employee per month (1)	$1,252	$1,190	5.2%
Gross profit per worksite employee per month	236	215	9.8%
Operating expenses per worksite employee per month	186	188	(1.1)%
Operating income per worksite employee per month	50	27	85.2%
Net income per worksite employee per month	37	18	105.6%

(1)	Gross billings of $6,639 and $6,267 per worksite employee per month less payroll cost of $5,387 and $5,077 per worksite employee per month, respectively.

          Revenues
          Our revenues for the first quarter of 2006 increased 20.6% over the 2005 period due to a 14.7% increase in the average number of worksite employees paid per month and a 5.2%, or $62, increase in revenues per worksite employee per month.
          By region, our revenue growth over the first quarter of 2005 and revenue distribution for the quarter ended March 31, 2006 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2006	2005	% Change	2006	2005
	(in thousands)			(% of total revenues)
Northeast	$61,071	$44,950	35.9%	16.9%	15.0%
Southeast	33,363	25,835	29.1%	9.3%	8.7%
Central	51,187	39,229	30.5%	14.2%	13.1%
Southwest	131,130	117,316	11.8%	36.4%	39.2%
West	81,627	69,855	16.9%	22.6%	23.4%
Other revenue	2,258	1,791	26.1%	0.6%	0.6%

Total revenue	$360,636	$298,976	20.6%	100.0%	100.0%

          Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first quarter of 2006, new client sales and the net change in existing clients improved over the 2005 period, while client retention declined slightly.
          Gross Profit
          Gross profit for the first quarter of 2006 increased 25.8% to $68.0 million compared to the first quarter of 2005. The average gross profit per worksite employee increased 9.8% to $236 per month in the 2006 period from $215 per month in the 2005 period.
          While our revenues increased 5.2% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.2% to $1,016 per worksite employee per month in the first quarter of 2006 versus $975 in the first quarter of 2005.
•	Payroll tax costs — Payroll taxes increased $28 per worksite employee per month compared to the first quarter of 2005, due to a 6.1% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost was 9.5% in both the 2006 and 2005 periods. Please read “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 17 for a discussion of the Company’s accounting for state unemployment taxes.

•	Benefits costs — The cost of health insurance and related employee benefits increased $15 per worksite employee per month to $444 compared to the first quarter of 2005. This increase is due to a 3.1% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 73.1% in the 2006 period from 72.8% in the 2005 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs decreased $2 per worksite employee per month compared to the first quarter of 2005. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.99% in the 2006 period from 1.13% in the 2005 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. These trends resulted in reductions in estimated accrued workers’ compensation costs related to prior reporting periods of $2.5 million, or 0.18% of non-bonus payroll costs, in the 2006 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 18 for a discussion of our accounting for workers’ compensation costs.
          Operating Expenses
          The following table presents certain information related to the Administaff’s operating expenses for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,			Three months ended March 31,
	2006	2005	% change	2006	2005	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$28,224	$23,331	21.0%	$98	$93	5.4%
Stock-based compensation	289	1,038	(72.2)%	1	4	(75.0)%
General and administrative expenses	15,975	13,783	15.9%	55	55	—
Commissions	2,833	2,364	19.8%	10	9	11.1%
Advertising	2,383	2,875	(17.1)%	8	12	(33.3)%
Depreciation and amortization	3,895	3,757	3.7%	14	15	(6.7)%

Total operating expenses	$53,599	$47,148	13.7%	$186	$188	(1.1)%

          Operating expenses increased 13.7% to $53.6 million compared to the first quarter of 2005. Operating expense per worksite employee decreased to $186 per month in the 2006 period from $188 in the 2005 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 21.0%, or $5 per worksite employee per month compared to the 2005 period, primarily due to a 13.7% increase in corporate headcount.

•	Stock-based compensation expense decreased 72.2% or $3 per worksite employee per month. The 2006 stock-based compensation expense primarily represents the vesting of restricted stock awards. The 2005 amount also includes an additional $790,000 related to the acceleration of stock option vesting during the first quarter of 2005. Please read Note 1 to the consolidated financial statements on page 10 for additional information.
•	General and administrative expenses increased 15.9% due primarily to higher expenses associated with the increase in corporate headcount and expenses associated with the Company’s 20th anniversary celebration held in February 2006. General and administrative expenses remained flat on a per worksite employee per month basis compared to the first quarter of 2005.

•	Commissions expense increased 19.8% due primarily to the 14.7% increase in worksite employees, or $1 on a per worksite employee per month basis compared to the 2005 period.

•	Advertising costs decreased 17.1%, or $4 per worksite employee per month compared to the first quarter of 2005, due to a shift in the timing of advertising expenditures relative to 2005.

•	Depreciation and amortization expense increased 3.7%, but decreased $1 per worksite employee per month compared to the 2005.
          Other Income (Expense)
          Other income (expense) increased from $559,000 in the first quarter of 2005 to $2.3 million in the 2006 period. Interest income increased by $1.7 million, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2006 period.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $50 and $37 in the 2006 period, versus $27 and $18 in the 2005 period.
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

	Three months ended March 31,
	2006	2005	% Change
	(in millions except per worksite employee data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$1,551,502	$1,275,328	21.7%
Less: Bonus payroll cost	(153,727)	(143,815)	6.9%

Non-bonus payroll cost	$1,397,775	$1,131,513	23.5%

Payroll cost per worksite employee (GAAP)	$5,387	$5,077	6.1%

Less: Bonus payroll cost per worksite employee	(534)	(572)	(6.6)%

Non-bonus payroll cost per worksite employee worksite employee	$4,853	$4,505	7.7%

Liquidity and Capital Resources
          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $214.5 million in cash and cash equivalents and marketable securities at March 31, 2006, including approximately $103.7 million for withheld federal and state income taxes, employment taxes and other payroll deductions and $7.0 million in customer prepayments that were payable in April 2006. At March 31, 2006, we had working capital of $109.1 million compared to $93.2 million at December 31, 2005. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2006. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2006 decreased $33.0 million from 2005 to $17.3 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income increased 129.7% to $10.5 million in 2006 compared to 2005. Please read Results of Operations — Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 on page 21.

•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in March 2006, when client prepayments were $7.0 million and accrued worksite employee payroll was $85.2 million. However, for those reporting periods that end on a Thursday, such as in March 2005, when customer prepayments were $46.2 million and accrued worksite employee payroll was $98.4 million, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $12.2 million surplus, $1.2 million of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at March 31, 2006.

•	Workers’ compensation plan funding — Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $14.1 million, less claims paid of $4.9 million in 2006, and $12.4 million, less claims paid of $3.4 million for the 2005 period. This compares to our estimate of workers’ compensation loss costs of $9.5 million and $8.1 million in 2006 and 2005, respectively.

          Cash Flows Used in Investing Activities
          Cash flows used in investing activities increased $7.2 million from 2005 to $8.9 million. We invested a net $5.7 million in marketable securities and approximately $3.3 million in capital expenditures during the first three months of 2006.
          Cash Flows Provided by Financing Activities
          Cash flows provided by financing activities primarily related to $8.9 million in proceeds from the exercise of employee stock options, offset by $2.5 million in dividends paid and the repurchase of $1.1 million in treasury stock.
Other Matters
          As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Health Insurance Premiums and Workers’ Compensation Costs” on pages 39 and 40 of our Form 10-K for the year ended December 31, 2005 filed with the SEC. Our 2005 Form 10-K is also available on our Web site at www.administaff.com.
ITEM 4. CONTROLS AND PROCEDURES.
          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
          Please read Note 6 to financial statements, which is incorporated herein by reference.
ITEM 1a. RISK FACTORS
          The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) changes in our direct costs and operating expenses including, but not limited to, increases in health insurance premiums and workers’ compensation rates and underlying claims trends, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (iv) our ability to effectively manage our retirement services operation; (v) the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll and benefits costs; and (viii) an adverse final judgment or settlement of claims against Administaff. These factors are discussed in detail in our 2005 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information about purchases by Administaff during the three months ended March 31, 2006, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program (2)	Program (2)
01/01/2006-01/31/2006	—	$—	7,401,623	598,377
02/01/2006-02/28/2006	24,911	43.04	7,426,534	573,466
03/01/2006 – 03/31/2006	—	—	7,426,534	573,466

Total	24,911	$43.04	7,426,534	573,466

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,000,000 shares of Administaff common stock, of which 7,426,534 had been repurchased as of March 31, 2006. During the three months ended March 31, 2006, we purchased 24,911 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS
          (a) List of exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: May 2, 2006	By:	/s/ Douglas S. Sharp

Douglas S. Sharp
Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)

Exhibit Index

Exhibits	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.