Form 10-Q
period 2006-06-30
ADMINISTAFF INC \DE\
filed 2006-08-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006.
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 27, 2006, 28,009,595 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$108,713	$137,407
Restricted cash	31,224	27,580
Marketable securities	80,459	57,973
Accounts receivable:
Trade	2,128	5,225
Unbilled	93,212	91,258
Other	1,637	1,928
Prepaid insurance	5,100	9,218
Other current assets	6,006	4,664
Income taxes receivable	2,365	—
Deferred income taxes	3,931	3,308

Total current assets	334,775	338,561

Property and equipment:
Land	2,920	2,920
Buildings and improvements	59,490	58,264
Computer hardware and software	61,711	58,194
Software development costs	19,463	18,435
Furniture and fixtures	29,892	28,748
Vehicles and aircraft	22,138	22,366

	195,614	188,927
Accumulated depreciation and amortization	(111,344)	(105,307)

Total property and equipment, net	84,270	83,620

Other assets:
Prepaid insurance	11,000	11,000
Deposits – healthcare	2,161	954
Deposits – workers’ compensation	42,936	55,421
Goodwill and other intangible assets	4,991	5,018
Other assets	711	865

Total other assets	61,799	73,258

Total assets	$480,844	$495,439

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2006	2005
	(Unaudited)
Current liabilities:
Accounts payable	$3,946	$4,979
Payroll taxes and other payroll deductions payable	82,491	101,293
Accrued worksite employee payroll cost	83,986	78,393
Accrued health insurance costs	3,863	3,495
Accrued workers’ compensation costs	33,262	30,212
Accrued corporate payroll and commissions	12,256	17,801
Other accrued liabilities	7,414	7,453
Current portion of long-term debt	562	1,700

Total current liabilities	227,780	245,326

Noncurrent liabilities:
Long-term debt	1,464	33,190
Accrued workers’ compensation costs	37,747	32,692
Deferred income taxes	2,873	1,802

Total noncurrent liabilities	42,084	67,684

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	133,857	119,573
Deferred compensation expense	—	(2,931)
Treasury stock, at cost	(50,300)	(45,614)
Accumulated other comprehensive loss, net of tax	(172)	(153)
Retained earnings	127,286	111,245

Total stockholders’ equity	210,980	182,429

Total liabilities and stockholders’ equity	$480,844	$495,439

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues (gross billings of $1.910 billion, $1.559 billion, $3.822 billion and $3.133 billion, less worksite employee payroll cost of $1.573 billion, $1.279 billion, $3.124 billion and $2.555 billion, respectively)	$337,778	$279,884	$698,414	$578,860

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	269,562	223,549	562,205	468,497

Gross profit	68,216	56,335	136,209	110,363

Operating expenses:
Salaries, wages and payroll taxes	29,440	24,634	57,664	47,965
Stock-based compensation	1,068	367	1,357	1,405
General and administrative expenses	13,876	12,818	29,851	26,601
Commissions	2,709	2,488	5,542	4,852
Advertising	3,319	1,524	5,702	4,399
Depreciation and amortization	3,829	3,649	7,724	7,406

	54,241	45,480	107,840	92,628

Operating income	13,975	10,855	28,369	17,735

Other income (expense):
Interest income	3,008	1,330	5,817	2,452
Interest expense	(392)	(571)	(1,062)	(1,115)
Other, net	(7)	6	112	(13)

Income before income taxes	16,584	11,620	33,236	19,059

Income tax expense	6,087	4,336	12,198	7,185

Net income	$10,497	$7,284	$21,038	$11,874

Basic net income per share of common stock	$0.38	$0.28	$0.77	$0.46

Diluted net income per share of common stock	$0.37	$0.28	$0.74	$0.45

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(in thousands)
(Unaudited)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2005	30,839	$309	$119,573	$(2,931)	$(45,614)	$(153)	$111,245	$182,429
Purchase of treasury stock	—	—	—	—	(13,897)	—	—	(13,897)
Exercise of stock options	—	—	3,194	—	10,539	—	—	13,733
Income tax benefit from stock-based compensation	—	—	10,948	—	—	—	—	10,948
Cumulative effect of change in accounting principle	—	—	(684)	2,931	(2,296)	—	—	(49)
Stock-based compensation expense	—	—	552	—	854	—	—	1,406
Other	—	—	274	—	114	—	—	388
Dividends paid	—	—	—	—	—	—	(4,997)	(4,997)
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	—	21,038	21,038

Comprehensive income								21,019

Balance at June 30, 2006	30,839	$309	$133,857	$—	$(50,300)	$(172)	$127,286	$210,980

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$21,038	$11,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,934	7,567
Stock-based compensation	1,357	1,405
Deferred income taxes	458	(1,368)
Changes in operating assets and liabilities:
Restricted cash	(3,644)	(3,627)
Accounts receivable	1,434	(10,959)
Prepaid insurance	6,121	(6,939)
Other current assets	(1,342)	442
Other assets	11,203	20,732
Accounts payable	(1,033)	(1,445)
Payroll taxes and other payroll deductions payable	(18,802)	(4,554)
Accrued worksite employee payroll expense	5,593	43,966
Accrued health insurance costs	(1,635)	(808)
Accrued workers’ compensation costs	8,105	10,928
Other accrued liabilities	(5,584)	631
Income taxes payable/receivable	(2,365)	312

Total adjustments	7,800	56,283

Net cash provided by operating activities	28,838	68,157

Cash flows from investing activities:
Marketable securities:
Purchases	(49,410)	(1,752)
Proceeds from maturities	26,830	—
Proceeds from dispositions	50	1,606
Cash exchanged for note receivable	—	(600)
Property and equipment:
Purchases	(8,391)	(3,778)
Proceeds from dispositions	78	75

Net cash used in investing activities	(30,843)	(4,449)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from financing activities:
Purchase of treasury stock	$(13,897)	$(9,276)
Dividends paid	(4,997)	(3,621)
Principal repayments on long-term debt and capital lease obligations	(32,864)	(820)
Proceeds from the exercise of stock options	13,733	8,208
Income tax benefit from stock-based compensation	10,948	—
Other	388	302

Net cash used in financing activities	(26,689)	(5,207)

Net increase (decrease) in cash and cash equivalents	(28,694)	58,501
Cash and cash equivalents at beginning of period	137,407	81,740

Cash and cash equivalents at end of period	$108,713	$140,241

Supplemental disclosures:
Cash paid for income taxes	$3,425	$8,528
Cash paid for interest	$994	$1,056
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006
1. Basis of Presentation
     Administaff, Inc. (“the Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the six months ended June 30, 2006 and 2005, revenues from the Company’s Texas markets represented 36% and 39%, respectively, of the Company’s total revenues.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005. The Consolidated Balance Sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company’s Consolidated Balance Sheet at June 30, 2006, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended June 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
Stock-Based Compensation
     At June 30, 2006, the Company has three stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company began accounting for these plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment

(“Statement 123(R)”). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
     During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($487,000, net of taxes) of stock-based compensation expense. Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in the first half of 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock.
     The Company generally makes annual grants of restricted and unrestricted stock under its stock-based employee compensation plans to its directors, officers and other management. Restricted stock grants to officers and other management vest over three years from the date of grant. Annual stock grants issued to directors are 100% vested on the grant date. Shares of restricted stock are based on market value on date of grant and the associated expense less estimated forfeitures is recognized over the vesting period. During the first six months of 2006 and 2005, the Company recognized $1.4 million ($859,000 net of taxes), and $615,000 ($383,000 net of taxes), respectively, of stock-based compensation expense associated with the stock grants. As of June 30, 2006, unrecognized compensation expense associated with the non-vested shares outstanding was $9.8 million and is expected to be recognized over a weighted average period of thirty-one months.

     The following table illustrates the effect on net income and net income per share in the second quarter and first six months of 2005 had the Company applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands except per share amounts)
Net income as reported	$7,284	$11,874
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(215)	(506)

Pro forma net income	$7,069	$11,368

Net income per share:
Basic – as reported	$0.28	$0.46
Basic – pro forma	$0.27	$0.44
Diluted – as reported	$0.28	$0.45
Diluted – pro forma	$0.27	$0.43
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

     The policy with United, which was first obtained in January 2002, provides the majority of the Company’s health insurance coverage. As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, Administaff records the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan; and (iii) the number of participants in the plan. Each reporting period, changes in the estimate of ultimate costs resulting from claims trends, plan design and migration, participant demographics and other factors are incorporated into the reported benefits costs. As a result, the Company reduced the estimated outstanding incurred but not reported claims by $1.9 million, or 0.7%, of total benefits cost during the six months ended June 30, 2006.
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. The terms of the arrangement require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of June 30, 2006, Plan Costs were less than the net cash funded to United by $12.8 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $1.8 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
Workers’ Compensation Costs
     In September 2005, the Company renewed its workers’ compensation program with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, which ends on September 30, 2006, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured, whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether the Company satisfies its responsibilities. As of June 30, 2006, the total collateral held by AIG was $7.7 million, which is included in deposits in the Company’s Consolidated Balance Sheets.
     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG until claims are submitted and processed for payment to the insured. During the quarter ended June 30, 2006, $25.7 million in excess funding related primarily to the 2004-2005 policy year was returned to Administaff from AIG. As of June 30, 2006, the total claim funds held by AIG was $66.4 million, of which $31.2 million is included in restricted cash and $35.2 million is included in deposits in the Company’s Consolidated Balance Sheets.

     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the six months ended June 30, 2006, the Company reduced accrued workers’ compensation costs by $4.4 million for changes in estimated losses related to prior reporting periods. As of June 30, 2006, the Company has estimated $69.0 million in outstanding workers’ compensation claims, net of paid claims, and recorded such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. During the six month period ended June 30, 2006, workers’ compensation cost estimates were discounted to present value at an average rate of 4.8%. Workers’ compensation costs are accreted over the estimated claim payment period, and included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to accrued workers’ compensation claims for the six months ended June 30, 2006 (in thousands):

December 31, 2005	$60,272
Accrued claims	22,757
Present value discount	(3,326)
Paid claims	(10,732)

June 30, 2006	$68,971

Current portion of accrued claims	$31,224
Long-term portion of accrued claims	37,747

$68,971

3. Debt Obligations
     In May 2006, the Company repaid the $32.3 million outstanding balance on its variable rate mortgage.
4. Stockholders’ Equity
     In May 2006, the Company’s Board of Directors authorized an additional 500,000 shares in its share repurchase program, increasing the total share authorization to 8,500,000 shares of the Company’s outstanding common stock. The Company repurchased 324,911 shares at a total cost of $13.9 million during the six months ended June 30, 2006. Since 1999, the Company has repurchased 7,726,534 shares under this authorization at a total cost of $108.9 million.
     During each quarter of 2006, the board of directors declared quarterly dividends of $0.09 per share of common stock. During the six months ended June 30, 2006, a total of $5.0 million in dividend payments has been made.

5. Income Taxes
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the six months ended June 30, 2006 was 36.7%.
6. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic net income per share – weighted average shares outstanding	27,663	25,739	27,433	25,694
Effect of dilutive securities:
Common stock options – treasury stock method	898	668	1,040	550

Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	28,561	26,407	28,473	26,244

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	1,808	—	2,914
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
Class Action Litigation
     On June 13, 2003, a class action lawsuit was filed against the Company in the United States District Court for the Southern District of Texas on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws. After that date, six similar class actions were filed against the Company in that court. Those lawsuits also named as defendants certain of the Company’s officers and directors. In May 2004, the lead plaintiff filed its Consolidated Complaint, which amended and consolidated the seven previously filed cases. In June 2004, the Company filed a motion to dismiss the Consolidated Complaint. On March 30, 2006, the court granted the Company’s motion to dismiss and thereafter entered a final order of dismissal with prejudice. The lead plaintiff did not file a notice of appeal by the deadline to do so. Accordingly, this matter is now concluded.

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

The policy with United, which was first obtained in January 2002, provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan; and (iii) the number of participants in the plan. Each reporting period, changes in the estimate of ultimate costs resulting from claims trends, plan design and migration, participant demographics and other factors are incorporated into the reported benefits costs. As a result, the Company reduced the estimated outstanding incurred but not reported claims by $1.9 million, or 0.7%, of total benefits cost during the six months ended June 30, 2006.

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of June 30, 2006, Plan Costs were less than the net cash funded to United by $12.8 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $1.8 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the six months ended June 30, Administaff reduced accrued workers’ compensation costs by $4.4 million in 2006 and $3.2 million in 2005 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2006 and 2005 was 4.8% and 3.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

•	Goodwill and other intangibles – The December 2005 acquisition of HRTools.com and associated software applications included certain identifiable intangible assets and goodwill implied in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
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
     Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in the first half of 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock related to restricted stock awards.

Results of Operations
     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.
     The following table presents certain information related to Administaff’s results of operations for the three months ended June 30, 2006 and 2005.

	Three months ended
	June 30,
	2006	2005	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.910 billion and $1.559 billion, less worksite employee payroll cost of $1.573 billion and $1.279 billion, respectively)	$337,778	$279,884	20.7%
Gross profit	68,216	56,335	21.1%
Operating expenses	54,241	45,480	19.3%
Operating income	13,975	10,855	28.7%
Other income	2,609	765	241.0%
Net income	10,497	7,284	44.1%
Diluted net income per share of common stock	0.37	0.28	32.1%

Statistical Data:
Average number of worksite employees paid per month	99,839	86,868	14.9%
Revenues per worksite employee per month (1)	$1,128	$1,074	5.0%
Gross profit per worksite employee per month	228	216	5.6%
Operating expenses per worksite employee per month	181	175	3.4%
Operating income per worksite employee per month	47	42	11.9%
Net income per worksite employee per month	35	28	25.0%

(1)	Gross billings of $6,378 and $5,983 per worksite employee per month less payroll cost of $5,250 and $4,909 per worksite employee per month, respectively.
     Revenues
     Our revenues for the second quarter of 2006 increased 20.7% over the 2005 period due to a 14.9% increase in the average number of worksite employees paid per month and a 5.0%, or $54, increase in revenues per worksite employee per month.

     By region, our revenue growth over the second quarter of 2005 and revenue distribution for the quarter ended June 30, 2006 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2006	2005	% Change	2006	2005
	(in thousands)			(% of total revenues)
Northeast	$58,821	$42,666	37.9%	17.4%	15.2%
Southeast	31,340	24,157	29.7%	9.3%	8.6%
Central	46,595	35,967	29.5%	13.8%	12.9%
Southwest	122,815	110,474	11.2%	36.3%	39.5%
West	75,951	64,918	17.0%	22.5%	23.2%
Other revenue	2,256	1,702	32.6%	0.7%	0.6%

Total revenue	$337,778	$279,884	20.7%	100.0%	100.0%

     Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2006, new client sales and the net change in existing clients improved, while client retention, measured as a percentage of the worksite employee base, remained relatively flat compared to the 2005 period.
     Gross Profit
     Gross profit for the second quarter of 2006 increased 21.1% to $68.2 million compared to the second quarter of 2005. The average gross profit per worksite employee increased 5.6% to $228 per month in the 2006 period from $216 per month in the 2005 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     While our revenues increased 5.0% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.9% to $900 per worksite employee per month in the second quarter of 2006 versus $858 in the second quarter of 2005.
•	Payroll tax costs – Payroll taxes increased $20 per worksite employee per month compared to the second quarter of 2005, due to a 6.9% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 7.56% in the 2005 period to 7.45% in the 2006 period, as worksite employees reached their taxable wage limit earlier in 2006 due to increased payroll averages and bonus levels. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 17 for a discussion of the Company’s accounting for state unemployment taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $30 per worksite employee per month compared to the second quarter of 2005. This increase was due to a 6.6% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.4% in the 2006 period from 72.1% in the 2005 period. The 2006 benefit costs were partially offset by a $1.9 million, or $6 per worksite employee per month, reduction in the estimated outstanding incurred but not reported claims, while the 2005 benefit costs were partially offset by a $2.6 million, or $10 per worksite employee per month, administrative fee credit from UHC related to the three-year health insurance agreement signed during the second quarter of 2005. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $8 per worksite employee per month compared to the second quarter of 2005. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.95% in the 2006 period from 1.19% in the 2005 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. These trends resulted in reductions in estimated accrued workers’ compensation costs related to prior reporting periods of $2.3 million, or 0.16% of non-bonus payroll costs, in the 2006 period compared to $1.1 million, or 0.09% on non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 18 for a discussion of our accounting for workers’ compensation costs.
     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the three months ended June 30, 2006 and 2005.

	Three months ended June 30,			Three months ended June 30,
	2006	2005	% change	2006	2005	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$29,440	$24,634	19.5%	$98	$95	3.2%
Stock-based compensation	1,068	367	191.0%	4	1	300.0%
General and administrative expenses	13,876	12,818	8.3%	46	49	(6.1)%
Commissions	2,709	2,488	8.9%	9	10	(10.0)%
Advertising	3,319	1,524	117.8%	11	6	83.3%
Depreciation and amortization	3,829	3,649	4.9%	13	14	(7.1)%

Total operating expenses	$54,241	$45,480	19.3%	$181	$175	3.4%

     Operating expenses increased 19.3% to $54.2 million compared to the second quarter of 2005. Operating expense per worksite employee increased to $181 per month in the 2006 period from $175 in the 2005 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 19.5%, or $3 per worksite employee per month compared to the 2005 period, primarily due to an 18% increase in corporate sales and service headcount.

•	Stock-based compensation expense increased $701,000 or $3 per worksite employee per month. The stock-based compensation expense represents the vesting of restricted stock awards granted to employees. The 2006 amount also includes an unrestricted stock grant to the board of directors totaling $280,000. Please read Note 1 to the consolidated financial statements on page 9 for additional information.

•	General and administrative expenses increased 8.3% due primarily to higher expenses associated with the increase in corporate and worksite employee headcount, such as travel, rent, postage and printing. General and administrative expenses decreased $3 a per worksite employee per month basis compared to the second quarter of 2005.

•	Commissions expense increased 8.9%, but decreased $1 per worksite employee per month compared to the 2005 period.

•	Advertising costs increased 117.8%, or $5 per worksite employee per month compared to the second quarter of 2005, due primarily to a change in the timing and the level of radio and television advertising expenditures relative to 2005.

•	Depreciation and amortization expense increased 4.9%, but decreased $1 per worksite employee per month compared to the 2005 period.
     Other Income
     Other income increased from $765,000 in the second quarter of 2005 to $2.6 million in the 2006 period. Interest income increased by $1.7 million, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2006 period.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $47 and $35 in the 2006 period, versus $42 and $28 in the 2005 period.

          Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.
          The following table presents certain information related to Administaff’s results of operations for the six months ended June 30, 2006 and 2005.

	Six months ended
	June 30,
	2006	2005	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.822 billion and $3.133 billion, less worksite employee payroll cost of $3.124 billion and $2.555 billion, respectively)	$698,414	$578,860	20.7%
Gross profit	136,209	110,363	23.4%
Operating expenses	107,840	92,628	16.4%
Operating income	28,369	17,735	60.0%
Other income	4,867	1,324	267.6%
Net income	21,038	11,874	77.2%
Diluted net income per share of common stock	0.74	0.45	64.4%

Statistical Data:
Average number of worksite employees paid per month	97,923	85,298	14.8%
Revenues per worksite employee per month (1)	$1,189	$1,131	5.1%
Gross profit per worksite employee per month	232	216	7.4%
Operating expenses per worksite employee per month	184	181	1.7%
Operating income per worksite employee per month	48	35	37.1%
Net income per worksite employee per month	36	23	56.5%

(1)	Gross billings of $6,506 and $6,122 per worksite employee per month less payroll cost of $5,317 and $4,991 per worksite employee per month, respectively.
          Revenues
          Our revenues for the six months ended June 30, 2006 increased 20.7% over the 2005 period due to a 14.8% increase in the average number of worksite employees paid per month and a 5.1%, or $58, increase in revenues per worksite employee per month.
          By region, our revenue growth over the first six months of 2005 and revenue distribution for the six months ended June 30, 2006 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2006	2005	% Change	2006	2005
	(in thousands)			(% of total revenues)
Northeast	$119,892	$87,618	36.8%	17.2%	15.1%
Southeast	64,703	49,991	29.4%	9.3%	8.6%
Central	97,782	75,197	30.0%	14.0%	13.0%
Southwest	253,945	227,789	11.5%	36.3%	39.4%
West	157,578	134,773	16.9%	22.6%	23.3%
Other revenue	4,514	3,492	29.3%	0.6%	0.6%

Total revenue	$698,414	$578,860	20.7%	100.0%	100.0%

          Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the six months ended June 30, 2006, new client sales and the net change in existing clients improved, while client retention, measured as a percentage of the worksite employee base, remained relatively flat compared to the 2005 period.
          Gross Profit
          Gross profit for the first half of 2006 increased 23.4% to $136.2 million compared to the first half of 2005. The average gross profit per worksite employee increased 7.4% to $232 per month in the 2006 period from $216 per month in the 2005 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenue increased 5.1% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.6% to $957 per worksite employee per month in the first half of 2006 versus $915 in the first half 2005.
•	Payroll tax costs – Payroll taxes increased $24 per worksite employee per month compared to the first half of 2005, primarily due to a 6.5% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased in the 2006 period to 8.45% from 8.52% in the 2005 period, as worksite employees reached their taxable wage limit earlier in 2006 due to increased payroll averages and bonus levels. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 17 for a discussion of the Company’s accounting for state unemployment taxes.
•	Benefits costs – The cost of health insurance and related employee benefits increased $22 per worksite employee per month to $445 compared to 2005. This increase is due to a 4.9% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.7% in the 2006 period from 72.4% in the 2005 period. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs – Workers’ compensation costs decreased $5 per worksite employee per month compared to the first six months of 2005. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.97% in the 2006 period from 1.16% in the 2005 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. Reductions in accrued workers’ compensation costs related to prior reporting periods were $4.4 million, or 0.15% of non-bonus payroll costs, in the 2006 period compared to $3.2 million, or 0.14% of non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 18 for a discussion of our accounting for workers’ compensation costs.

          Operating Expenses
          The following table presents certain information related to the Administaff’s operating expenses for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,			Six months ended June 30,
	2006	2005	% change	2006	2005	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$57,664	$47,965	20.2%	$98	$94	4.3%
Stock-based compensation	1,357	1,405	(3.4)%	2	3	(33.3)%
General and administrative expenses	29,851	26,601	12.2%	51	52	(1.9)%
Commissions	5,542	4,852	14.2%	10	9	11.1%
Advertising	5,702	4,399	29.6%	10	9	11.1%
Depreciation and amortization	7,724	7,406	4.3%	13	14	(7.1)%

Total operating expenses	$107,840	$92,628	16.4%	$184	$181	1.7%

          Operating expenses increased 16.4% to $107.8 million compared to the first six months of 2005. Operating expense per worksite employee increased to $184 per month in the 2006 period from $181 in the 2005 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 20.2%, or $4 on a per worksite employee per month basis compared to the 2005 period. Corporate headcount, primarily in the sales and service areas of the business, increased 15.7% in the 2006 period as compared to 2005.
•	Stock-based compensation expense declined 3.4%, or $1 per worksite employee per month. Stock-based compensation expense primarily represents the vesting of restricted stock awards. The 2006 expense includes $280,000 related to an unrestricted stock grant to the board of directors. The 2005 amount includes $790,000 related to the acceleration of stock option vesting during the first quarter of 2005. Please read Note 1 to the consolidated financial statements on page 9 for additional information.
•	General and administrative expenses increased 12.2%, due primarily to higher expenses associated with the increase in corporate and worksite employee headcount and expenses associated with the Company’s 20th anniversary celebration held in February 2006.
•	Commissions expense increased 14.2%, or $1 per worksite employee per month, compared to the 2005 period, due to the 14.8% increase in worksite employees.
•	Advertising costs increased 29.6% or $1 per worksite employee per month, due primarily to a change in the timing and level of advertising expenditures relative to 2005.
•	Depreciation and amortization expense increased 4.3%, but decreased $1 per worksite employee per month, compared to the 2005 period.

          Other Income
          Other income increased from $1.3 million in the first six months of 2005 to $4.9 million in the 2006 period. Interest income increased by $3.4 million, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2006 period.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $48 and $36 in the 2006 period, versus $35 and $23 in the 2005 period.
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

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% change	2006	2005	% change
Payroll cost (GAAP)	$1,572,541	$1,279,197	22.9%	$3,124,043	$2,554,525	22.3%
Less: Bonus payroll cost	108,381	87,760	23.5%	262,108	231,575	13.2%

Non-bonus payroll cost	$1,464,160	$1,191,437	22.9%	$2,861,935	$2,322,950	23.2%

Payroll cost per worksite employee (GAAP)	$5,250	$4,909	6.9%	$5,317	$4,991	6.5%
Less: Bonus payroll cost per worksite employee	362	337	7.4%	446	452	(1.3)%

Non-bonus payroll cost per worksite employee	$4,888	$4,572	6.9%	$4,871	$4,539	7.3%

Liquidity and Capital Resources
          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $189.2 million in cash and cash equivalents and marketable securities at June 30, 2006, including approximately $75.7 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $9.9 million in customer prepayments that were payable in July 2006. At June 30, 2006, we had working capital of $107.0 million compared to $93.2 million at December 31, 2005. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2006. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2006 decreased $39.3 million from 2005 to $28.8 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 77.2% to $21.0 million in 2006 compared to 2005. Please read Results of Operations – Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 on page 25.

•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in June 2006, when client prepayments were $9.9 million and accrued worksite employee payroll was $84.0 million. However, for those reporting periods that end on a Thursday, such as in June 2005, when customer prepayments were $51.7 million and accrued worksite employee payroll was $103.2 million, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $12.8 million surplus, $1.8 million of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at June 30, 2006.

•	Workers’ compensation plan funding – Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $25.8 million, less claims paid of $10.7 million in 2006, and $24.3 million, less claims paid of $8.2 million for the 2005 period. This compares to our estimate of workers’ compensation loss costs of $19.4 million and $17.9 million in 2006 and 2005, respectively. Additionally, in the period ended June 30, 2006, Administaff received $25.7 million from AIG for the return of excess claim funds primarily related to the 2004-2005 policy.

          Cash Flows Used in Investing Activities
          Cash flows used in investing activities increased $26.4 million from 2005 to $30.8 million. We invested a net $22.5 million in marketable securities and approximately $8.4 million in capital expenditures during the first six months of 2006.
          Cash Flows Used in Financing Activities
          Cash flows used in financing activities increased $21.5 million from 2005 to $26.7 million. We repaid the $32.3 million outstanding mortgage on our Kingwood campus. Additionally, we received $13.7 million in proceeds from the exercise of employee stock options and $10.9 million in income tax benefit from stock-based compensation, offset by the repurchase of $13.9 million in treasury stock and $5 million in dividends paid.
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
ITEM 4. CONTROLS AND PROCEDURES.
          In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
          Please read Note 7 to financial statements, which is incorporated herein by reference.
ITEM 1a. RISK FACTORS
          The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) changes in our direct costs and operating expenses including, but not limited to, increases in health insurance premiums and workers’ compensation rates and underlying claims trends, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (iv) the effectiveness of our sales and marketing efforts; (v) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vi) our liability for worksite employee payroll and benefits costs; and (vii) an adverse final judgment or settlement of claims against Administaff. These factors are discussed in detail in our 2005 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information about purchases by Administaff during the three months ended June 30, 2006, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program (2)	Program (2)
04/01/2006– 04/30/2006	—	$—	7,426,534	573,466
05/01/2006–05/31/2006	238,100	44.16	7,664,634	835,366
06/01/2006 – 06/30/2006	61,900	37.34	7,726,534	773,466

Total	300,000	$42.75	7,726,534	773,466

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,500,000 shares of Administaff common stock, including 500,000 in May 2006, of which 7,726,534 had been repurchased as of June 30, 2006. During the three months ended June 30, 2006, we repurchased 300,000 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
          On May 2, 2006, we issued 210,354 shares of common stock and restricted common stock to directors and employees pursuant to our 2001 Incentive Plan. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          An Annual Meeting of Stockholders of the Company was held on May 3, 2006. At the Meeting, holders of 26,296,374 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the three proposals voted on at the Meeting, two of which were approved, is set forth below:
1.	Election of Class II Directors to serve until the Annual Meeting of Stockholders in 2009.

	For	Withheld
Paul J. Sarvadi	23,563,842	2,732,532
Austin P. Young	25,973,290	323,084
Directors continuing in office were Michael W. Brown, Jack M. Fields, Jr., Eli Jones, Paul S. Lattanzio, Gregory E. Petsch, and Richard G. Rawson.
2.	Approval of the amendment and restatement of the 2001 Incentive Plan.

For	Against	Abstain	Broker Non-votes
16,199,083	5,449,590	8,857	4,638,844
3.	Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2006.

For	Against	Abstain
24,115,152	2,178,708	2,514

ITEM 6. EXHIBITS
          (a) List of exhibits.
10.1	Administaff, Inc. 2001 Incentive Plan (Amended and Restated as of February 24, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.
Date: August 1, 2006	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

Exhibit Index

List of Exhibits	Description of Exhibits
10.1	Administaff, Inc. 2001 Incentive Plan (Amended and Restated as of February 24, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.