Form 10-Q
period 2006-09-30
ADMINISTAFF INC \DE\
filed 2006-11-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 27, 2006, 27,824,674 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$107,185	$137,407
Restricted cash	34,858	27,580
Marketable securities	81,763	57,973
Accounts receivable, net:
Trade	2,816	5,225
Unbilled	113,795	91,258
Other	1,969	1,928
Prepaid insurance	10,049	9,218
Other current assets	6,934	4,664
Income taxes receivable	1,768	—
Deferred income taxes	1,816	3,308

Total current assets	362,953	338,561

Property and equipment:
Land	2,920	2,920
Buildings and improvements	59,592	58,264
Computer hardware and software	61,411	58,194
Software development costs	20,069	18,435
Furniture and fixtures	29,964	28,748
Vehicles and aircraft	22,138	22,366

	196,094	188,927
Accumulated depreciation and amortization	(114,233)	(105,307)

Total property and equipment, net	81,861	83,620

Other assets:
Prepaid insurance	11,000	11,000
Deposits — healthcare	2,161	954
Deposits — workers’ compensation	42,857	55,421
Goodwill and other intangible assets	4,957	5,018
Other assets	678	865

Total other assets	61,653	73,258

Total assets	$506,467	$495,439

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	(Unaudited)
Current liabilities:
Accounts payable	$3,392	$4,979
Payroll taxes and other payroll deductions payable	80,489	101,293
Accrued worksite employee payroll cost	101,352	78,393
Accrued health insurance costs	4,013	3,495
Accrued workers’ compensation costs	36,391	30,212
Accrued corporate payroll and commissions	14,422	17,801
Other accrued liabilities	8,840	7,453
Current portion of long-term debt	573	1,700

Total current liabilities	249,472	245,326

Noncurrent liabilities:
Long-term debt	1,316	33,190
Accrued workers’ compensation costs	37,321	32,692
Deferred income taxes	4,257	1,802

Total noncurrent liabilities	42,894	67,684

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	135,108	119,573
Deferred compensation expense	—	(2,931)
Treasury stock, at cost	(58,073)	(45,614)
Accumulated other comprehensive loss, net of tax	(130)	(153)
Retained earnings	136,887	111,245

Total stockholders’ equity	214,101	182,429

Total liabilities and stockholders’ equity	$506,467	$495,439

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues (gross billings of $1.990 billion, $1.622 billion, $5.813 billion and $4.756 billion, less worksite employee payroll cost of $1.652 billion, $1.337 billion, $4.776 billion and $3.892 billion, respectively)	$338,421	$285,202	$1,036,835	$864,062

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	266,557	227,031	828,762	695,528

Gross profit	71,864	58,171	208,073	168,534

Operating expenses:
Salaries, wages and payroll taxes	30,393	25,471	88,057	73,436
Stock-based compensation	1,011	360	2,368	1,765
General and administrative expenses	14,722	12,476	44,573	39,077
Commissions	2,722	2,610	8,264	7,462
Advertising	2,819	2,956	8,521	7,355
Depreciation and amortization	3,896	3,693	11,620	11,099

	55,563	47,566	163,403	140,194

Operating income	16,301	10,605	44,670	28,340

Other income (expense):
Interest income	2,567	1,645	8,384	4,097
Interest expense	(14)	(594)	(1,076)	(1,709)
Other, net	13	(84)	125	(97)

Income before income taxes	18,867	11,572	52,103	30,631

Income tax expense	6,754	4,389	18,952	11,574

Net income	$12,113	$7,183	$33,151	$19,057

Basic net income per share of common stock	$0.44	$0.28	$1.21	$0.74

Diluted net income per share of common stock	$0.43	$0.26	$1.17	$0.72

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands)
(Unaudited)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2005	30,839	$309	$119,573	$(2,931)	$(45,614)	$(153)	$111,245	$182,429
Purchase of treasury stock	—	—	—	—	(23,780)	—	—	(23,780)
Exercise of stock options	—	—	3,212	—	11,954	—	—	15,166
Income tax benefit from stock-based compensation	—	—	11,697	—	—	—	—	11,697
Cumulative effect of change in accounting principle	—	—	(684)	2,931	(2,296)	—	—	(49)
Stock-based compensation expense	—	—	949	—	1,468	—	—	2,417
Other	—	—	361	—	195	—	—	556
Dividends paid	—	—	—	—	—	—	(7,509)	(7,509)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	—	23	—	23
Net income	—	—	—	—	—	—	33,151	33,151

Comprehensive income								33,174

Balance at September 30, 2006	30,839	$309	$135,108	$—	$(58,073)	$(130)	$136,887	$214,101

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$33,151	$19,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,767	11,422
Stock-based compensation	2,368	1,765
Deferred income taxes	3,932	680
Changes in operating assets and liabilities:
Restricted cash	(7,278)	(7,219)
Accounts receivable	(20,169)	(21,506)
Prepaid insurance	(831)	(11,584)
Other current assets	(2,270)	(1,774)
Other assets	11,349	20,168
Accounts payable	(1,587)	323
Payroll taxes and other payroll deductions payable	(20,804)	3,506
Accrued worksite employee payroll expense	22,959	15,556
Accrued health insurance costs	518	469
Accrued workers’ compensation costs	10,808	15,473
Other accrued liabilities	(1,992)	2,748
Income taxes payable/receivable	(1,768)	1,367

Total adjustments	7,002	31,394

Net cash provided by operating activities	40,153	50,451

Cash flows from investing activities:
Marketable securities:
Purchases	(56,710)	(27,314)
Proceeds from maturities	32,916	650
Proceeds from dispositions	50	7,492
Cash exchanged for note receivable	—	(616)
Property and equipment:
Purchases	(9,853)	(6,867)
Proceeds from dispositions	93	140

Net cash used in investing activities	(33,504)	(26,515)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from financing activities:
Purchase of treasury stock	$(23,780)	$(12,200)
Dividends paid	(7,509)	(5,493)
Principal repayments on long-term debt and capital lease obligations	(33,001)	(1,232)
Proceeds from the exercise of stock options	15,166	21,620
Income tax benefit from stock-based compensation	11,697	—
Other	556	447

Net cash provided by (used in) financing activities	(36,871)	3,142

Net increase (decrease) in cash and cash equivalents	(30,222)	27,078
Cash and cash equivalents at beginning of period	137,407	81,740

Cash and cash equivalents at end of period	$107,185	$108,818

Supplemental disclosures:
Cash paid for income taxes	$5,439	$10,021
Cash paid for interest	$1,031	$1,628
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006
1. Basis of Presentation
     Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the nine months ended September 30, 2006 and 2005, revenues from the Company’s Texas markets represented 36% and 39%, respectively, of the Company’s total revenues.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005. The Consolidated Balance Sheet at December 31, 2005, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at September 30, 2006, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended September 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
Stock-Based Compensation
     At September 30, 2006, the Company has three stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company began accounting for these plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
     During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($487,000, net of taxes) of stock-based compensation expense. Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock.
     The Company generally makes annual grants of restricted and unrestricted stock under its stock-based incentive compensation plans to its directors, officers and other management. Restricted stock grants to officers and other management vest over three to five years from the date of grant. Annual stock grants issued to directors are 100% vested on the grant date. Shares of restricted stock are based on fair value on date of grant and the associated expense net of estimated forfeitures is recognized over the vesting period. During the first nine months of 2006 and 2005, the Company recognized $2,368,000 ($1.5 million net of taxes), and $975,000 ($607,000 net of taxes), respectively, of stock-based compensation expense associated with the stock grants. As of September 30, 2006, unrecognized compensation expense associated with the non-vested shares outstanding was $9.4 million and is expected to be recognized over a weighted average period of thirty months.

     The following table illustrates the effect on net income and net income per share in the third quarter and first nine months of 2005 had the Company applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands except per share amounts)

Net income as reported	$7,183	$19,057
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(506)

Pro forma net income	$7,183	$18,551

Net income per share:
Basic — as reported	$0.28	$0.74
Basic — pro forma	$0.28	$0.72
Diluted — as reported	$0.26	$0.72
Diluted — pro forma	$0.26	$0.70
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
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. The terms of the arrangement require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of September 30, 2006, Plan Costs were less than the net cash funded to United by $13.9 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $2.9 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
Workers’ Compensation Costs
     In September 2006, the Company renewed its workers’ compensation program with selected member insurance companies of American International Group, Inc. (“AIG”). Under its arrangement with AIG, which ends on September 30, 2007, the Company bears the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured, whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether the Company satisfies its responsibilities.
     Under its arrangement with AIG, the Company makes monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The claim funds are retained and held by AIG until claims are submitted and processed for payment to the insured. During 2006, $29.7 million in excess funding was returned to Administaff from AIG. As of September 30, 2006, the total funds held by AIG was $77.7 million, of which $34.9 million is included in restricted cash and $42.8 million is included in deposits in the Company’s Consolidated Balance Sheets.
     The Company employs a third party actuary to estimate its workers’ compensation claims cost based on worksite employee payroll levels, the nature of the worksite employees’ job responsibilities, historical paid claim data and other actuarial assumptions. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, 2006, the Company reduced workers’ compensation costs by $5.5 million for changes in estimated losses and tax surcharges related to prior reporting periods. As of September 30, 2006, the Company has estimated $72.2 million in outstanding workers’ compensation claims, net of paid claims, and recorded such amounts in accrued workers’ compensation costs in the Company’s Consolidated Balance Sheets. During the nine month period ended September 30, 2006, workers’ compensation cost estimates were discounted to present value at an average rate of 4.8%. Workers’ compensation costs are accreted over the estimated claim payment period, and included as a component of workers’ compensation costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to accrued workers’ compensation claims for the nine months ended September 30, 2006 (in thousands):

December 31, 2005	$60,272
Accrued claims	32,310
Present value discount	(4,757)
Paid claims	(15,646)

September 30, 2006	$72,179

Current portion of accrued claims	$34,858
Long-term portion of accrued claims	37,321

$72,179

3. Debt Obligations
     In May 2006, the Company repaid the $32.3 million outstanding balance on its variable rate mortgage.
4. Stockholders’ Equity
     In May 2006, the Company’s Board of Directors authorized an additional 500,000 shares in its share repurchase program, increasing the total share authorization to 8,500,000 shares of the Company’s outstanding common stock. The Company repurchased 604,911 shares at a total cost of $23.8 million during the nine months ended September 30, 2006. Since 1999, the Company has repurchased 8,006,534 shares under this authorization at a total cost of $118.7 million.
     During each quarter of 2006, the board of directors declared quarterly dividends of $0.09 per share of common stock. During the nine months ended September 30, 2006, a total of $7.5 million in dividend payments have been made.
5. Income Taxes
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the nine months ended September 30, 2006 was 36.4%.

6. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net income per share - weighted average shares outstanding	27,544	26,068	27,471	25,655
Effect of dilutive securities — treasury stock method:
Common stock options	624	1,124	832	741
Restricted stock awards	91	124	99	62

	715	1,248	931	803

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	28,259	27,316	28,402	26,458

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	657	600	219	2,213
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

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of September 30, 2006, Plan Costs were less than the net cash funded to United by $13.9 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $2.9 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

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

•	Workers’ compensation costs – In September 2006, the Company renewed its annual workers’ compensation policy with selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, Administaff reduced workers’ compensation costs by $5.5 million in 2006 and $3.7 million in 2005 for changes in estimated losses and tax surcharges related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2006 and 2005 was 4.8% and 3.7%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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
     Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock related to restricted stock awards.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. We are currently evaluating the impact of the adoption of FIN 48 on our results of operations and consolidated balance sheets.

Results of Operations
     Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.
     The following table presents certain information related to Administaff’s results of operations for the three months ended September 30, 2006 and 2005.

	Three months ended
	September 30,
	2006	2005	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $1.990 billion and $1.622 billion, less worksite employee payroll cost of $1.652 billion and $1.337 billion, respectively)	$338,421	$285,202	18.7%
Gross profit	71,864	58,171	23.5%
Operating expenses	55,563	47,566	16.8%
Operating income	16,301	10,605	53.7%
Other income	2,566	967	165.4%
Net income	12,113	7,183	68.6%
Diluted net income per share of common stock	0.43	0.26	65.4%

Statistical Data:
Average number of worksite employees paid per month	102,530	90,493	13.3%
Revenues per worksite employee per month(1)	$1,100	$1,051	4.7%
Gross profit per worksite employee per month	234	214	9.3%
Operating expenses per worksite employee per month	181	175	3.4%
Operating income per worksite employee per month	53	39	35.9%
Net income per worksite employee per month	39	26	50.0%

(1)	Gross billings of $6,470 and $5,976 per worksite employee per month less payroll cost of $5,370 and $4,926 per worksite employee per month, respectively.
     Revenues
     Our revenues for the third quarter of 2006 increased 18.7% over the 2005 period due to a 13.3% increase in the average number of worksite employees paid per month and a 4.7%, or $49, increase in revenues per worksite employee per month.

     By region, our revenue growth over the third quarter of 2005 and revenue distribution for the quarter ended September 30, 2006 were as follows:

	Three months ended September 30,			Three months ended September 30,
	2006	2005	% Change	2006	2005
	(in thousands)			(% of total revenues)
Northeast	$60,242	$43,532	38.4%	17.8%	15.2%
Southeast	32,022	24,875	28.7%	9.5%	8.7%
Central	47,336	37,835	25.1%	14.0%	13.3%
Southwest	121,309	111,993	8.3%	35.8%	39.3%
West	75,245	65,275	15.3%	22.2%	22.9%
Other revenue	2,267	1,692	34.0%	0.7%	0.6%

Total revenue	$338,421	$285,202	18.7%	100.0%	100.0%

     Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2006, new client sales improved, while client retention and the net change in existing clients, measured as a percentage of the worksite employee base, declined slightly compared to the 2005 period.
     Gross Profit
     Gross profit for the third quarter of 2006 increased 23.5% to $71.9 million compared to the third quarter of 2005. The average gross profit per worksite employee increased 9.3% to $234 per month in the 2006 period from $214 per month in the 2005 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     While our revenues increased 4.7% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 3.5% to $866 per worksite employee per month in the third quarter of 2006 versus $837 in the third quarter of 2005.
•	Payroll tax costs – Payroll taxes increased $20 per worksite employee per month compared to the third quarter of 2005, due to a 9.0% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 6.87% in the 2005 period to 6.67% in the 2006 period, as worksite employees reached their taxable wage limit earlier in 2006 due to increased payroll averages and bonus levels. Please read “Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 17 for a discussion of the Company’s accounting for state unemployment taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $15 per worksite employee per month compared to the third quarter of 2005. This increase was due to a 3.4% increase in the cost per covered employee. The percentage of worksite employees covered under our health insurance plans was 72.0% in both periods. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $5 per worksite employee per month compared to the third quarter of 2005. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.90% in the 2006 period from 1.06% in the 2005 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During the 2006 period, the Company recorded reductions in workers’ compensation costs of $2.8 million, or 0.18% of non-bonus payroll costs, for changes in estimated losses and tax surcharges compared to $1.9 million, or 0.15% of non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 17 for a discussion of our accounting for workers’ compensation costs.
     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,			Three months ended September 30,
	2006	2005	% change	2006	2005	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$30,393	$25,471	19.3%	$99	$94	5.3%
Stock-based compensation	1,011	360	180.8%	3	1	200.0%
General and administrative expenses	14,722	12,476	18.0%	48	46	4.3%
Commissions	2,722	2,610	4.3%	9	10	(10.0)%
Advertising	2,819	2,956	(4.6)%	9	11	(18.2)%
Depreciation and amortization	3,896	3,693	5.5%	13	13	—

Total operating expenses	$55,563	$47,566	16.8%	$181	$175	3.4%

     Operating expenses increased 16.8% to $55.6 million compared to the third quarter of 2005. Operating expense per worksite employee increased to $181 per month in the 2006 period from $175 in the 2005 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 19.3%, or $5 per worksite employee per month compared to the 2005 period. Corporate headcount, primarily in the sales and service areas of the business, increased 17% in the 2006 period as compared to 2005. In addition, due to improved operating results, the Company increased accrued incentive compensation by $1.2 million over the 2005 period.

•	Stock-based compensation expense increased $651,000 or $2 per worksite employee per month. The stock-based compensation expense represents the vesting of restricted stock awards granted to employees. Please read Note 1 to the consolidated financial statements on page 9 for additional information.

•	General and administrative expenses increased 18.0% due primarily to higher expenses associated with the increase in corporate and worksite employee headcount, such as travel, bad debt, rent, postage and printing. General and administrative expenses increased $2 per worksite employee per month basis compared to the third quarter of 2005.

•	Commissions expense increased 4.3%, but decreased $1 per worksite employee per month compared to the 2005 period.

•	Advertising costs decreased 4.6%, or $2 per worksite employee per month compared to the third quarter of 2005.

•	Depreciation and amortization expense increased 5.5% and remained flat on a per worksite employee per month basis compared to the 2005 period.
     Other Income
     Other income increased from $967,000 in the third quarter of 2005 to $2.6 million in the 2006 period. Interest income increased by $922,000, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2006 period. In addition, repayment of the $32.3 million outstanding variable rate mortgage in May 2006 reduced interest expense by $526,000 as compared to the 2005 period.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $53 and $39 in the 2006 period, versus $39 and $26 in the 2005 period.

     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.
     The following table presents certain information related to Administaff’s results of operations for the nine months ended September 30, 2006 and 2005.

	Nine months ended
	September 30,
	2006	2005	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $5.813 billion and $4.756 billion, less worksite employee payroll cost of $4.776 billion and $3.892 billion, respectively)	$1,036,835	$864,062	20.0%
Gross profit	208,073	168,534	23.5%
Operating expenses	163,403	140,194	16.6%
Operating income	44,670	28,340	57.6%
Other income	7,433	2,291	224.4%
Net income	33,151	19,057	74.0%
Diluted net income per share of common stock	1.17	0.72	62.5%

Statistical Data:
Average number of worksite employees paid per month	99,459	87,030	14.3%
Revenues per worksite employee per month (1)	$1,158	$1,103	5.0%
Gross profit per worksite employee per month	232	215	7.9%
Operating expenses per worksite employee per month	183	179	2.2%
Operating income per worksite employee per month	50	36	38.9%
Net income per worksite employee per month	37	24	54.2%

(1)	Gross billings of $6,494 and $6,072 per worksite employee per month less payroll cost of $5,335 and $4,969 per worksite employee per month, respectively.
     Revenues
     Our revenues for the nine months ended September 30, 2006 increased 20.0% over the 2005 period due to a 14.3% increase in the average number of worksite employees paid per month and a 5.0%, or $55, increase in revenues per worksite employee per month.
     By region, our revenue growth over the first nine months of 2005 and revenue distribution for the nine months ended September 30, 2006 were as follows:

	Nine months ended September 30,			Nine months ended September 30,
	2006	2005	% Change	2006	2005
	(in thousands)			(% of total revenues)
Northeast	$180,134	$131,148	37.4%	17.4%	15.2%
Southeast	96,725	74,866	29.2%	9.3%	8.7%
Central	145,118	113,033	28.4%	14.0%	13.1%
Southwest	375,254	339,782	10.4%	36.2%	39.3%
West	232,824	200,048	16.4%	22.5%	23.1%
Other revenue	6,780	5,185	30.8%	0.6%	0.6%

Total revenue	$1,036,835	$864,062	20.0%	100.0%	100.0%

     Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the nine months ended September 30, 2006, new client sales and the net change in existing clients improved, while client retention, measured as a percentage of the worksite employee base, declined slightly compared to the 2005 period.
     Gross Profit
     Gross profit for the first nine months of 2006 increased 23.5% to $208.1 million compared to the first nine months of 2005. The average gross profit per worksite employee increased 7.9% to $232 per month in the 2006 period from $215 per month in the 2005 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     While our revenue increased 5.0% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.3% to $926 per worksite employee per month in the first nine months of 2006 versus $888 in the first nine months 2005.
•	Payroll tax costs – Payroll taxes increased $23 per worksite employee per month compared to the first nine months of 2005, primarily due to a 7.4% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased in the 2006 period to 7.83% from 7.95% in the 2005 period, as worksite employees reached their taxable wage limit earlier in 2006 due to increased payroll averages and bonus levels. Please read “Critical Accounting Policies and Estimates - State Unemployment Taxes” on page 17 for a discussion of the Company’s accounting for state unemployment taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $20 per worksite employee per month to $446 compared to 2005. This increase is due to a 4.3% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plans to 72.5% in the 2006 period from 72.3% in the 2005 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $5 per worksite employee per month compared to the first nine months of 2005. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.95% in the 2006 period from 1.13% in the 2005 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During the 2006 period the Company recorded reductions in workers’ compensation costs of $5.5 million, or 0.13% of non-bonus payroll costs, for changes in estimated loss and tax surcharges compared to $3.7 million, or 0.10% of non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates - Workers’ Compensation Costs” on page 17 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,			Nine months ended September 30,
	2006	2005	% change	2006	2005	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$88,057	$73,436	19.9%	$98	$94	4.3%
Stock-based compensation	2,368	1,765	34.2%	3	2	50.0%
General and administrative expenses	44,573	39,077	14.1%	50	50	—
Commissions	8,264	7,462	10.7%	9	10	(10.0)%
Advertising	8,521	7,355	15.9%	10	9	11.1%
Depreciation and amortization	11,620	11,099	4.7%	13	14	(7.1)%

Total operating expenses	$163,403	$140,194	16.6%	$183	$179	2.2%

     Operating expenses increased 16.6% to $163.4 million compared to the first nine months of 2005. Operating expense per worksite employee increased to $183 per month in the 2006 period from $179 in the 2005 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 19.9%, or $4 on a per worksite employee per month basis compared to the 2005 period. Corporate headcount, primarily in the sales and service areas of the business, increased 16% in the 2006 period as compared to 2005. In addition, due to improved operating results, the Company increased accrued incentive compensation by $1.1 million over the 2005 period.

•	Stock-based compensation expense increased 34.2%, or $1 per worksite employee per month. Stock-based compensation expense primarily represents the vesting of restricted stock awards. The 2006 expense also includes $280,000 related to an unrestricted stock grant to the board of directors. The 2005 amount also includes $790,000 related to the acceleration of stock option vesting during the first quarter of 2005. Please read Note 1 to the consolidated financial statements on page 9 for additional information.

•	General and administrative expenses increased 14.1%, due primarily to higher expenses associated with the increase in corporate and worksite employee headcount and expenses, such as travel, supplies and training.

•	Commissions expense increased 10.7%, but declined $1 per worksite employee per month, compared to the 2005 period.

•	Advertising costs increased 15.9% or $1 per worksite employee per month.

•	Depreciation and amortization expense increased 4.7%, but decreased $1 per worksite employee per month, compared to the 2005 period.

     Other Income
     Other income increased from $2.3 million in the first nine months of 2005 to $7.4 million in the 2006 period. Interest income increased by $4.3 million, primarily as a result of an increase in cash balances, including cash held in our workers’ compensation program, and higher interest rates in the 2006 period.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $50 and $37 in the 2006 period, versus $36 and $24 in the 2005 period.
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

	Three months ended			Nine months ended
	September 30,			September 30,
	2006	2005	% change	2006	2005	% change
Payroll cost (GAAP)	$1,651,694	$1,337,230	23.5%	$4,775,737	$3,891,756	22.7%
Less: Bonus payroll cost	120,620	71,302	69.2%	382,728	302,877	26.4%

Non-bonus payroll cost	$1,531,074	$1,265,928	20.9%	$4,393,009	$3,588,879	22.4%

Payroll cost per worksite employee (GAAP)	$5,370	$4,926	9.0%	$5,335	$4,969	7.4%
Less: Bonus payroll cost per worksite employee	392	263	49.0%	427	387	10.3%

Non-bonus payroll cost per worksite employee	$4,978	$4,663	6.8%	$4,908	$4,582	7.1%

Liquidity and Capital Resources
     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $188.9 million in cash and cash equivalents and marketable securities at September 30, 2006, including approximately $73.0 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $9.7 million in customer prepayments that were payable in October 2006. At September 30, 2006, we had working capital of $113.5 million compared to $93.2 million at December 31, 2005. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2006. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
     Cash Flows From Operating Activities
     Our cash flows from operating activities in 2006 decreased $10.3 million from 2005 to $40.2 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 74.0% to $33.2 million in 2006 compared to 2005. Please read Results of Operations – Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 on page 25.

•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in September 2006, when client prepayments were $9.7 million and accrued worksite employee payroll was $101.4 million. However, for those reporting periods that end on a Thursday, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $13.9 million surplus, $2.9 million of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at September 30, 2006.

•	Workers’ compensation plan funding – Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $37.4 million, less claims paid of $15.6 million in 2006, and $38.4 million, less claims paid of $12.6 million for the 2005 period. This compares to our estimate of workers’ compensation loss costs of $27.6 million and $26.8 million in 2006 and 2005, respectively. Additionally, during 2006 Administaff received $29.7 million in excess funds from AIG.

     Cash Flows Used in Investing Activities
     Cash flows used in investing activities increased $7.0 million from 2005 to $33.5 million. We invested a net $23.8 million in marketable securities and approximately $9.9 million in capital expenditures during the first nine months of 2006.
     Cash Flows Used in Financing Activities
     Cash flows used in financing activities increased $40.0 million from 2005 to $36.9 million. We repaid the $32.3 million on the Company’s outstanding variable rate mortgage. Additionally, we repurchased $23.8 million in treasury stock and paid $7.5 million in dividends, offset by the receipt of $15.2 million in proceeds from the exercise of employee stock options and $11.7 million in income tax benefit from stock-based compensation.
Other Matters
     As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper, as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Health Insurance Premiums and Workers’ Compensation Costs” on pages 39 and 40 of our Form 10-K for the year ended December 31, 2005 filed with the SEC. Our 2005 Form 10-K is also available on our Web site at www.administaff.com.
ITEM 4. CONTROLS AND PROCEDURES.
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases by Administaff during the three months ended September 30, 2006, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

				Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program (2)	Program (2)
07/01/2006 – 07/31/2006	—	$—	7,726,534	773,466
08/01/2006 – 08/31/2006	190,000	36.59	7,916,534	583,466
09/01/2006 – 09/30/2006	90,000	32.57	8,006,534	493,466
Total	280,000	$35.30	8,006,534	493,466

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 8,500,000 shares of Administaff common stock, of which 8,006,534 had been repurchased as of September 30, 2006. During the three months ended September 30, 2006, we repurchased 280,000 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS
(a) List of exhibits.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 1, 2006	By:	/s/ Douglas S. Sharp Douglas S. Sharp
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