Form 10-K
period 2006-12-31
ADMINISTAFF INC \DE\
filed 2007-02-12
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006.
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
Registrant’s Telephone Number, Including Area Code:(281) 358-8986
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     As of February 5, 2007, 27,940,907 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2006 closing price of the common stock as reported by the New York Stock Exchange) was approximately $877 million.
     DOCUMENTS INCORPORATED BY REFERENCE
     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 2, 2007, which the registrant intends to file within 120 days of the end of the fiscal year.

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
          As of December 31, 2006, we had 41 sales offices in 22 markets. We paid an average of 104,325 worksite employees in the fourth quarter of 2006. Our long-term strategy is to operate approximately 90 sales offices located in 40 strategically selected markets. We opened three new sales offices and entered one new market in 2006. We intend to open eight new sales offices, including two new markets, in 2007.
          Our national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resources service. As of December 31, 2006, we have four service centers, which when fully staffed will provide the capacity to serve approximately 160,000 worksite employees. In addition, we have human resources and client service personnel located in a majority of our 22 sales markets.
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
          We believe the key factors driving demand for PEO services include:
•	the focus on growth and productivity of the small and medium-sized business community in the United States, utilizing outsourcing to concentrate on core competencies;

•	the need to provide competitive health care and related benefits to attract and retain employees;

•	the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation; and

•	complex regulation of employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.
          A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Administaff and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry. Currently, 31 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all 31 of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.

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
          The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:
•	Internal Revenue Code (the “Code”);

•	Federal Income Contribution Act (FICA);

•	Federal Unemployment Tax Act (FUTA);

•	Fair Labor Standards Act (FLSA)*;

•	Employee Retirement Income Security Act, as amended (ERISA);

•	Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA);

•	Immigration Reform and Control Act; (IRCA);

•	Title VII (Civil Rights Act of 1964)*;

•	Americans with Disabilities Act (ADA)*;

•	Age Discrimination in Employment Act (ADEA)*;

•	The Family and Medical Leave Act (FMLA)*;

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Drug-Free Workplace Act*;

•	Occupational Safety and Health Act (OSHA)*;

•	Worker Adjustment and Retraining Notification Act (WARN);

•	Uniformed Services Employment and Reemployment Rights Act (USERRA);

•	State unemployment and employment security laws; and

•	State workers’ compensation laws.

*	And similar state laws
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

          All of the following services are included in the Personnel Management System and are available to all clients:
          Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include:
•	payroll processing;

•	payroll tax deposits;

•	quarterly payroll tax reporting;

•	employee file maintenance;

•	unemployment claims processing; and

•	workers’ compensation claims reporting.
          Benefit Plans Administration. We maintain several benefit plans including the following types of coverage:
•	group health coverage;

•	a health care flexible spending account plan;

•	an educational assistance program;

•	an adoption assistance program;

•	group term life insurance;

•	universal life insurance coverage;

•	accidental death and dismemberment insurance coverage;

•	short-term and long-term disability insurance coverage; and

•	a 401(k) retirement plan.
          The group health plan includes medical, dental, vision, a worklife program and a prescription drug program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans and act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of such benefits to worksite employees. We believe this variety and quality of benefit plans are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.
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

          Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For those employment-related responsibilities that are the responsibility of the client or we share with our clients, we can assist our clients in managing and limiting exposure. This includes first time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workers’ compensation claims. We also provide guidance to clients for avoiding liability claims for discrimination, sexual harassment and civil rights violations, and participate in termination decisions to attempt to minimize liability on those grounds. We employ in-house and external counsel, specializing in several areas of employment law, who have broad experience in disputes concerning the employer/employee relationship and provide support to our human resources service specialists. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government regulations and notify clients of the potential effect of such changes on employer liability.
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
          MarketPlace also features the Client NetworkSM, where our clients can offer their products and services to one another.
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

Client Service Agreement
          All PEO clients execute Administaff’s Client Service Agreement (“CSA”). The CSA generally provides for an on-going relationship, subject to termination by Administaff or the client upon 30 or 60 days written notice or upon shorter notice in the event of default. The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs. Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs. New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in improved profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.
          The CSA also establishes the division of responsibilities between Administaff and the client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and are liable for certain employment-related government regulations. In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees as reported by the client and are responsible for providing specified employee benefits to such persons, regardless of whether the client pays the associated comprehensive service fee. The client retains the employees’ services and remains liable for the purposes of certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are shared by Administaff and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the CSA is as follows:
Administaff
•	Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment);

•	Workers’ compensation compliance, procurement, management and reporting;

•	Compliance with COBRA, HIPAA and ERISA (for each employee benefit plan sponsored solely by Administaff ), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

•	Employee benefits administration of plans sponsored solely by Administaff.
Client
•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;
•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation;
•	Assignment to, and ownership of, all client intellectual property rights;
•	Compliance with OSHA regulations, EPA regulations, FLSA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;
•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;
•	Professional licensing requirements, fidelity bonding and professional liability insurance;
•	Products produced and/or services provided; and
•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans.

Joint
•	Implementation of policies and practices relating to the employee/employer relationship; and
•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.
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
Customers
          Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resource practices. We have set a long-term goal to serve approximately 10% of the overall small and medium sized business community. We serve clients and worksite employees located throughout the United States. For the year ended December 31, 2006, Houston, our original market, accounted for approximately 19% of our revenues, with other Texas markets contributing an additional 17%. By region, our revenue growth over 2005 and revenue distribution for the year ended December 31, 2006 were as follows:

		% of
	Revenue	Total
	Growth	Revenues
Northeast	37.1%	17.5%
Southeast	27.5%	9.3%
Central	26.3%	14.0%
Southwest	9.9%	36.3%
West	14.0%	22.2%
Other revenue	32.6%	0.7%
          As part of our client selection strategy, we generally do not offer our services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, formerly known as Standard Industrial Classification codes, essentially eliminating certain industries we believe present a higher employer risk such as employee injury, high turnover or litigation. All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resource practices. Our client base is broadly distributed throughout a wide variety of industries including:

•	Computer and information services – 18%;

•	Finance, insurance and real estate – 15%;

•	Management, administration and consulting services – 13%;

•	Manufacturing – 8%;

•	Construction – 8%;

•	Medical services – 8%;

•	Wholesale trade – 7%;

•	Engineering, accounting and legal services – 7%;

•	Retail trade – 5%;

•	Transportation – 2%; and

•	Other – 9%.
          This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
          We focus heavily on client retention. During 2006 and 2005, our retention rate was approximately 80%. Administaff’s client retention record over the last five years reflects that approximately 70% of our clients remain for more than one year, and that the retention rate improves for clients who remain with us for longer periods, up to approximately 80% for clients in their fifth year with Administaff. The average annual retention rate over the last five years was approximately 77%. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.
Marketing and Sales
          As of December 31, 2006, we had 41 sales offices located in 22 markets. Our long-term goal is to operate 90 sales offices in 40 strategically selected markets. Our sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Administaff’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date
Houston	4	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	4	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	3	1995
Washington D.C.	2	1995
Denver	1	1996
Los Angeles	3	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	2	1999
Baltimore	1	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Cleveland	1	2002
Raleigh	1	2006

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
          In 2004, we entered into an agreement with the Professional Golf Association Champions Tour to become the title sponsor of the annual Administaff Small Business Classic professional golf tournament held in Houston, Texas. In addition, we have entered into a lifetime arrangement with Arnold Palmer to be our national spokesperson. Our marketing campaigns use this event and the relationship with Mr. Palmer as a focal point of our brand marketing efforts.
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
Competition
          Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2003 through 2005 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Administaff on a per worksite employee per month basis. During the three-year period from 2003 through 2005, our staff support ratio averaged 50% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee both exceeded industry averages by 141%.
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
          We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts. The policy with United provides approximately 78% of our health insurance coverage and automatically renews annually, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Benefits Costs” on page 24.
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
          Central to the system is a transaction processing system that allows us to process a high volume of payroll, invoice, and bid transactions that meet the specific needs of our clients and prospects. Our retirement services operations are conducted utilizing an industry leading retirement plan administration application in a third-party hosted environment. We utilize commercially available software for other business functions such as finance and accounting, contract and litigation management, sales force activity management and customer relationship management.
          During 2006, we completed a project to develop a new benefits administration system that allows for increased reporting flexibility to our clients and prospects. The system was developed internally and placed into production during the fourth quarter of 2006.
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
Industry Regulation
          Administaff’s operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 31 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

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
          Employee Benefit Plans
          We offer various employee benefits plans to eligible employees, including our worksite employees. These plans include:
•	a 401(k) retirement plan;

•	a cafeteria plan under Code Section 125;

•	a group health plan which includes medical, dental, vision, prescription and worklife programs;

•	a welfare benefits plan which includes life insurance and disability programs;

•	a health care flexible spending plan;

•	an educational assistance program; and

•	an adoption assistance program.
          Generally, employee benefit plans are subject to provisions of both the Internal Revenue Code and ERISA.
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
          401(k) Retirement Plan. The Company’s 401(k) Retirement Plan is operated pursuant to guidance provided by the Internal Revenue Service under Revenue Procedure 2002-21 and Revenue Procedure 2003-86, each of which provides guidance for the operation of defined contribution plans maintained by PEOs that benefit worksite employees. This guidance provides qualification standards for PEO plans which, if met, negate the inquiry of common law employer status for purposes of the exclusive benefit rule.
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
          State Unemployment Taxes
          We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax funds. Rate notices are typically provided by the states during the first quarter of each year; however, some notices are received later. Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states. For additional discussion regarding our SUI tax rates in recent years, please read Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 25.
State Regulation
          While many states do not explicitly regulate PEOs, 31 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. The Company is in compliance with the requirements in all 31 states. Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.
Corporate Office Employees
          We had approximately 1,700 corporate office and sales employees as of December 31, 2006. We believe our relations with our corporate office and sales employees are good. None of our corporate office and sales employees are covered by a collective bargaining agreement.
Intellectual Property
          Administaff currently has registered trademarks and certain copyrights. Although the Administaff mark is the most material trademark to our business, our trademarks as a whole are also of considerable importance to us. Additionally, our acquisition of certain assets from KnowledgePoint, a subsidiary of Recruitmax, in December 2005 included trademarks and other intellectual property.

ITEM 1A. RISK FACTORS.
          Information on the Company’s risk factors is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results and the Market Price of Common Stock” on page 38.
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
          The Atlanta service center, which currently services approximately 27% of our worksite employee base, is located in a 40,000 square foot leased facility. This facility, which is under lease until 2014, is designed to service approximately 40,000 worksite employees at full capacity.
          The Dallas service center, which currently services approximately 23% of our worksite employee base, is located in a 40,000 square foot leased facility, which also serves as our backup data processing and disaster recovery center. This facility, which is under lease until 2008, is designed to service approximately 40,000 worksite employees at full capacity.
          The Houston service center, which currently services approximately 27% of our worksite employee base, is located in a 58,000 square foot leased facility. This facility, which is under lease until 2014, is designed to service approximately 40,000 worksite employees at full capacity.
          The Los Angeles service center, which currently services approximately 23% of our worksite employee base, is located in a 45,000 square foot leased facility. This facility, which is under lease until 2012, is designed to service approximately 40,000 worksite employees at full capacity.
Sales Offices
          As of December 31, 2006, we had sales and service personnel in 31 facilities located in 22 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2006, we had 41 sales offices in these 22 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

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
State Unemployment Taxes
          As a result of a 2001 corporate restructuring, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of the reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD. The Notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all of our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the validity of the Notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.
          In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer, and the matter will proceed with the appeals process with the ALJ. As of October 31, 2006, all of the statutes of limitations concerning notices to modify unemployment tax rates for the periods addressed in the Notice had expired. We believe the EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame; therefore, we believe it is no longer probable that the amount accrued for the California unemployment tax matter will be incurred. Accordingly, we reduced the state unemployment tax accrual by $3.3 million during 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.
          The following table sets forth the names, ages (as of February 12, 2007) and positions of the Company’s executive officers:

Name	Age	Position
Paul J. Sarvadi	50	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	58	President
A. Steve Arizpe	49	Executive Vice President, Client Services and Chief Operating Officer
Jay E. Mincks	53	Executive Vice President, Sales and Marketing
John H. Spurgin, II	60	Senior Vice President, Legal, General Counsel and Secretary
Douglas S. Sharp	45	Vice President, Finance, Chief Financial Officer and Treasurer
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Price Range of Common Stock
          Our common stock is traded on the New York Stock Exchange under the symbol “ASF”. As of January 31, 2007, there were 245 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange composite transactional tape.

	High	Low
2006
First Quarter	$54.90	$37.55
Second Quarter	58.99	33.20
Third Quarter	39.12	30.30
Fourth Quarter	43.54	32.70

2005
First Quarter	$16.25	$11.65
Second Quarter	23.95	13.47
Third Quarter	39.99	22.56
Fourth Quarter	48.43	35.80
Dividend Policy
          During each quarter of 2006, the Board of Directors declared quarterly dividends of $0.09 per share of common stock. During 2006 and 2005, the Company paid dividends of $10.0 million and $7.4 million, respectively. The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
          The following table provides information about our purchases of Administaff common stock during the three months ended December 31, 2006:

			Total Number of
			Shares Purchased
			as Part of	Maximum Number of
	Total Number		Publicly	Shares that May Yet Be
	of Shares	Average Price Paid	Announced	Purchased Under the
Period	Purchased (1)	per Share	Program (2)	Program (2)
10/01/2006 – 10/31/2006	—	$—	8,006,534	493,466
11/01/2006 – 11/30/2006	9,215	42.66	8,015,749	484,251
12/01/2006 – 12/31/2006	—	—	8,015,749	484,251
Total	9,215	$42.66	8,015,749	484,251

(1)	Our Board of Directors has approved the repurchase of up to an aggregate amount of 8,500,000 shares of Administaff common stock, of which 8,015,749 shares had been repurchased as of December 31, 2006. During the three months ended December 31, 2006, we purchased 9,215 shares of our common stock.

(2)	Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Performance Graph
          The following graph compares our cumulative total stockholder return since December 31, 2001 with the Standard & Poor’s Small Cap 600 Stock Index and a peer group index composed of other companies with similar business models (Peer Group.) The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2001.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Administaff, Inc., The S & P Smallcap 600 Index
And A Peer Group
* $100 invested on 13/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007, Standard & Poor’s, a division of The mcGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06

Administaff, Inc.	100.00	21.89	63.41	46.01	155.26	159.31
S & P Smallcap 600	100.00	85.37	118.48	145.32	156.48	180.14
Peer Group	100.00	71.09	80.77	85.31	92.29	99.34

This peer group is comprised of the following companies: Automatic Data Processing, Gevity HR, Inc. and Paychex, Inc. The total return for each member of this peer group has been weighted to each member’s stock market capitalization.
ITEM 6. SELECTED FINANCIAL DATA.
          The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 22.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues (1)	$1,389,464	$1,169,612	$969,527	$890,859	$848,416
Gross profit	282,729	235,756	197,694	197,105	165,790
Operating income	61,565	43,767	22,131	24,274	67
Net income (loss) from continuing operations	46,506	29,983	19,210	14,985	(2,921)
Net loss from discontinued operations	—	—	—	(2,121)	(1,160)

Net income (loss)	46,506	29,983	19,210	12,864	(4,081)
Diluted net income (loss) per share from continuing operations	$1.64	$1.12	$0.72	$0.55	$(0.11)

Balance Sheet Data:
Working capital	$128,401	$93,235	$47,500	$56,032	$41,238
Total assets	561,515	495,439	355,388	348,071	315,164
Total debt	1,749	34,890	36,539	42,362	44,169
Total stockholders’ equity	228,445	182,429	126,529	122,634	116,349
Cash dividends per share	0.36	0.28	—	—	—

Statistical Data:
Average number of worksite employees paid per month during period	100,675	88,780	77,936	75,036	77,334
Revenues per worksite employee per month (2)	$1,150	$1,098	$1,037	$989	$914
Gross profit per worksite employee per month	$234	$221	$211	$219	$179
Operating income per worksite employee per month	$51	$41	$24	$27	$—

(1)	Gross billings of $8.055 billion, $6.633 billion, $5.377 billion, $4.829 billion, and $4.857 billion, less worksite employee payroll cost of $6.666 billion, $5.463 billion, $4.407 billion, $3.938 billion and $4.009 billion, respectively.

(2)	Gross billings of $6,667, $6,226, $5,749, $5,363 and $5,234 per worksite employee per month, less payroll cost of $5,517, $5,128, $4,712, $4,373 and $4,320 per worksite employee per month, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this annual report. Historical results are not necessarily indicative of trends in operating results for any future period.
          The statements contained in this annual report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Item 7 under “Factors that May Affect Future Results and the Market Price of Common Stock” on page 38 and the uncertainties set forth from time to time in our other public reports and filings and public statements.
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
          Our key objective for 2006 was to continue to accelerate the growth in the number of paid worksite employees while appropriately pricing our service offering. We ended 2006 averaging 104,325 paid worksite employees in the fourth quarter, which represents a 10.9% increase over the fourth quarter of 2005. Our average number of worksite employees paid for the full year increased 13.4% over 2005. These increases were driven by improvements in sales and the net change in existing clients.
          Our 2006 average gross profit per worksite employee per month of $234 reflected the effective execution of our pricing strategy, including a slight increase in the markup related to our HR services, while managing our direct costs to better than expected levels. Lower than expected direct costs, particularly benefits costs and workers’ compensation costs, were primarily a result of the favorable trends in claims experience, complemented by lower administrative fees negotiated with our insurance carriers. Benefits costs per participant increased 5.7% over 2005, while workers’ compensation costs as a percentage of non-bonus payroll declined by 15.6%.
          Operating expenses increased by 15.2% in 2006 to $221.2 million on a 13.4% increase in the number of worksite employees paid. Operating expenses increased due primarily to investments in sales and service personnel for the current and future growth of our business. On a per worksite employee per month basis, operating expenses increased from $180 in 2005 to $183 in 2006.
          Our net income increased 55.1% to $46.5 million in 2006 over 2005. We ended 2006 with working capital of $128.4 million, which is a $35.2 million increase from the end of 2005.
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

Operating Expenses
•	Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation. Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology and administrative support personnel.

•	Stock-based compensation – Our stock-based compensation primarily relates to the recognition of non-cash compensation expense over the vesting period of restricted stock awards. In 2005, the non-cash expenses associated with the acceleration of stock option vesting were also included.

•	General and administrative expenses – Our general and administrative expenses primarily include:
•	rent expenses related to our service centers and sales offices;

•	outside professional service fees related to legal, consulting and accounting services;

•	administrative costs, such as postage, printing and supplies;

•	employee travel expenses; and

•	repairs and maintenance costs associated with our facilities and technology infrastructure.
•	Commissions – Commission expense consists of amounts paid to sales personnel. Commissions for sales personnel are based on a percentage of revenue generated by such personnel.

•	Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Administaff Small Business Classic sponsorship.

•	Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.
          Income Taxes
          Administaff’s provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes and non-deductible expenses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses and depreciation. Changes in these items are reflected in our financial statements through a deferred income tax provision.
Critical Accounting Policies and Estimates
          Administaff’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, state unemployment and payroll taxes, client bad debts, income taxes, property and equipment, goodwill and other intangibles, and contingent liabilities. We base these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
          We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•	Benefits costs – We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts.

The policy with United, which was first obtained in January 2002, provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of December 31, 2006, Plan Costs were less than the net cash funded to United by $15.3 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $4.3 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet.

We believe the use of recent claims activity is representative of incurred and paid trends during the reporting period. The estimated completion rate used to compute incurred but not reported claims involves a significant level of judgment. Accordingly, an increase (or decrease) in the completion rates used to estimate the incurred claims would result in a decrease (or increase) in benefits costs and net income would increase (or decrease) accordingly.

The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $547.4 million in 2006:

	Change in	Change in
Change in	Benefits Costs	Net Income
Completion Rate	(in thousands)	(in thousands)
(2.5)%	$(7,943)	$5,123
(1.0)%	(3,177)	2,049
1.0%	3,177	(2,049)
2.5%	7,943	(5,123)
•	State unemployment taxes – We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received.

In December 2001, as a result of a 2001 corporate reorganization, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of our reserve account in May 2002, and notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD. The Notice stated that the EDD was collapsing the accounts of Administaff’s subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the validity of the Notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.

In June 2004, we agreed to settle our dispute with the EDD for $3.3 million (“Settlement”). Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The Settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the

State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer and the matter proceeded with the appeals process with the ALJ. As of October 31, 2006, all of the statutes of limitations concerning notices to modify unemployment tax rates for the periods addressed in the Notice had expired. We believe the EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame; therefore, we believe it is no longer probable that the amount accrued for the California unemployment tax matter will be incurred. Accordingly, we reduced the state unemployment tax accrual by $3.3 million during 2006.

•	Workers’ compensation costs – Our workers’ compensation coverage (the “AIG Program”) is currently provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The AIG Program is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the years ended December 31, 2006 and 2005, Administaff reduced accrued workers’ compensation costs by $6.4 million and $4.6 million, respectively, for changes in estimated losses and tax surcharges related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2006 and 2005 was 4.8% and 3.9%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $55.7 million in 2006:

	Change in Workers’	Change in
Change in Loss	Compensation Costs	Net Income
Development Rate	(in thousands)	(in thousands)
(5)%	$(2,241)	$1,446
(2.5)%	(1,121)	723
2.5%	1,121	(723)
5%	2,241	(1,446)
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

As of December 31, 2006, we had restricted cash of $37.4 million and deposits of $46.4 million. We have estimated and accrued $77.4 million in incurred workers’ compensation claim costs, as of December 31, 2006.

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
New Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 is not anticipated to have a material impact on our Consolidated Financial Statements.
          In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.

Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005.
          The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2006 and 2005.

	Year ended December 31,
	2006	2005	% change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $8.055 billion and $6.633 billion less worksite employee payroll cost of $6.666 billion and $5.463 billion, respectively)	$1,389,464	$1,169,612	18.8%
Gross profit	282,729	235,756	19.9%
Operating expenses	221,164	191,989	15.2%
Operating income	61,565	43,767	40.7%
Other income (expense)	10,517	3,980	164.2%
Net income	46,506	29,983	55.1%
Diluted net income per share of common stock	1.64	1.12	46.4%

Statistical Data:
Average number of worksite employees paid per month	100,675	88,780	13.4%
Revenues per worksite employee per month (1)	$1,150	$1,098	4.7%
Gross profit per worksite employee per month	234	221	5.9%
Operating expenses per worksite employee per month	183	180	1.7%
Operating income per worksite employee per month	51	41	24.4%
Net income from continuing operations per worksite employee per month	38	28	35.7%

(1)	Gross billings of $6,667 and $6,226 per worksite employee per month less payroll cost of $5,517 and $5,128 per worksite employee per month, respectively.
          Revenues
          Our revenues, which represent gross billings net of worksite employee payroll cost, increased 18.8% over 2005 due to a 13.4% increase in the average number of worksite employees paid per month and a 4.7%, or $52, increase in revenues per worksite employee per month. The 4.7% increase in revenues per worksite employee per month was due to both: (i) increases in the pricing components related to our direct costs, including payroll taxes, benefits and workers’ compensation costs; and (ii) an increase in the markup related to our HR services.
          By region, our revenue growth over 2005 and revenue distribution for years ended December 31, 2006 and 2005 were as follows:

	Year ended December 31,			Year ended December 31,
	2006	2005	% change	2006	2005
	(in thousands)			(% of total revenue)
Northeast	$243,224	$177,466	37.1%	17.5%	15.1%
Southeast	129,803	101,785	27.5%	9.3%	8.7%
Central	193,787	153,477	26.3%	14.0%	13.1%
Southwest	503,498	458,196	9.9%	36.3%	39.2%
West	308,984	271,018	14.0%	22.2%	23.2%
Other revenues	10,168	7,670	32.6%	0.7%	0.7%

Total revenues	$1,389,464	$1,169,612	18.8%	100.0%	100.0%

          Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During 2006, the 13.4% increase in the average number of worksite employees paid per month resulted from improvements in new client sales and the net change in existing clients, while client retention, measured as a percentage of the worksite employee base, declined as compared to 2005.
          Gross Profit
          Gross profit increased 19.9% to $282.7 million compared to 2005. The average gross profit per worksite employee increased 5.9% to $234 per month in 2006 versus $221 in 2005. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues per worksite employee per month increased 4.7%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.4% to $916 per worksite employee per month in 2006 versus $877 in 2005. The primary direct cost components changed as follows:
•	Payroll tax costs – Payroll taxes increased $18 per worksite employee per month compared to 2005, due to a 7.6% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased from 7.46% in 2005 to 7.27% in 2006. The 2006 amount includes a $3.3 million payroll tax reduction, or 0.05% as a percentage of payroll costs, related to the California state unemployment tax matter. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 25 for a discussion of our accounting for state unemployment taxes.

•	Benefits costs – The cost of group health insurance and related employee benefits increased $26 per worksite employee per month to $453 compared to 2005. This increase is due to a 5.7% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under our health insurance plan to 72.7% in 2005 versus 72.4% in 2005. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 24 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $5 per worksite employee per month compared to 2005. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.92% in 2006 from 1.09% in 2005, primarily as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During 2006, the Company recorded reductions in workers’ compensation costs of $6.4 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses and tax surcharges, compared to $4.6 million, or 0.09% of non-bonus payroll costs in 2005. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses
          The following table presents certain information related to our operating expenses for the years ended December 31, 2006 and 2005.

	Year ended December 31,			Year ended December 31,
	2006	2005	% change	2006	2005	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$119,963	$99,562	20.5%	$99	$93	6.5%
Stock-based compensation	3,411	2,079	64.1%	3	2	50.0%
General and administrative expenses	57,409	52,960	8.4%	48	50	(4.0)%
Commissions	10,968	10,121	8.4%	9	10	(10.0)%
Advertising	13,975	12,100	15.5%	11	11	—
Depreciation and amortization	15,438	15,167	1.8%	13	14	(7.1)%

Total operating expenses	$221,164	$191,989	15.2%	$183	$180	1.7%

          Operating expenses increased 15.2% to $221.2 million. Operating expenses per worksite employee per month increased 1.7% to $183 in 2006 versus $180 in 2005. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 20.5%, or $6 per worksite employee per month compared to 2005. During 2006, the number of corporate employees increased 16.6%, and the average pay for corporate employees increased 4.2% as compared to 2005.

•	Stock-based compensation increased 64.1%, or $1 per worksite employee per month. Stock-based compensation expense primarily represents the vesting of restricted stock awards. The 2006 expense also includes $280,000 related to the annual stock grant made to the independent members of the Board of Directors. The 2005 amount includes $790,000 related to the acceleration of stock option vesting. Please read Note 1 to the Consolidated Financial Statements on page F-17 for additional information.

•	General and administrative expenses increased 8.4% due primarily to higher expenses associated with the increase in corporate and worksite employee headcount, such as travel, postage and rent. General and administrative expenses decreased $2 per worksite employee per month compared to 2005.

•	Commissions expense increased 8.4%, but declined $1 per worksite employee per month compared to 2005.

•	Advertising costs increased 15.5%, due primarily to increases in radio and television advertising associated with the 2006 sales campaigns. These costs remained flat on a per worksite employee basis as compared to 2005.

•	Depreciation and amortization expense increased 1.8%, but declined $1 on a per worksite employee basis versus 2005.
          Other Income (Expense)
          Other income (expense) increased to $10.5 million in 2006 compared to $4.0 million in 2005. Interest income increased by $4.8 million, primarily as a result of an increase in cash balances, including cash held in our workers ’ compensation program, and higher interest rates in 2006. Interest expense decreased $1.2 million as compared to 2005, due to the repayment of the $32.3 million outstanding variable-rate mortgage on our corporate headquarters in May 2006.

          Income Tax Expense
          During 2006 we incurred federal and state income tax expense of $25.6 million on pre-tax income of $72.1 million. Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset by tax-exempt interest income. Our effective income tax rate was 35.5% in the 2006 period compared to 37.2% in the 2005 period.
          Net Income
          Net income for 2006 was $46.5 million, or $1.64 per diluted share, compared to $30.0 million, or $1.12 per diluted share in 2005. On a per worksite employee per month basis, net income increased 35.7% to $38 in 2006 versus $28 in 2005.
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
          The following table presents certain information related to the Company’s revenues by region for the years ended December 31, 2005 and 2004.

	Year ended December 31,			Year ended December 31,
	2005	2004	% change	2005	2004
	(in thousands)			(% of total revenue)
Northeast	$177,466	$134,124	32.3%	15.1%	13.8%
Southeast	101,785	90,657	12.3%	8.7%	9.4%
Central	153,477	137,184	11.9%	13.1%	14.1%
Southwest	458,196	378,901	20.9%	39.2%	39.1%
West	271,018	222,209	22.0%	23.2%	22.9%
Other revenues	7,670	6,452	18.9%	0.7%	0.7%

Total revenues	$1,169,612	$969,527	20.6%	100.0%	100.0%

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
          While our revenues per worksite employee per month increased 5.9%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 6.2% to $877 per worksite employee per month in 2005 versus $826 in 2004. The primary direct cost components changed as follows:
•	Payroll tax costs – Payroll taxes increased $34 per worksite employee per month. Payroll taxes as a percentage of payroll cost were 7.46% in 2005. This compares to 7.41% in 2004 which included a $2.3 million payroll tax credit, or 0.05% as a percentage of payroll costs, related to a state unemployment matter with the state of California. Please read “Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 25 for a discussion of our accounting for state unemployment taxes.

•	Benefits costs – The cost of health insurance and related employee benefits increased $23 per worksite employee per month to $427 compared to 2004. This increase is due to a 3.9% increase in the cost per covered employee and an increase in the percentage of worksite employees covered under our health insurance plan to 72.4% in 2005 versus 71.1% in 2004. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 24 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $7 per worksite employee per month compared to 2004. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 1.09% in 2005 from 1.35% in 2004, primarily as a result of favorable trends in both the frequency and severity of workers’ compensation claims. These trends resulted in reductions in estimated accrued workers’ compensation costs related to prior reporting periods of $4.6 million, or 0.09% of non-bonus payroll costs, in the 2005 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.

     Operating Expenses
          The following table presents certain information related to our operating expenses for the years ended December 31, 2005 and 2004.

	Year ended December 31,			Year ended December 31,
	2005	2004	% change	2005	2004	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$99,562	$88,298	12.8%	$93	$94	(1.1)%
Stock-based compensation	2,079	—	—	2	—	—
General and administrative expenses	52,960	49,283	7.5%	50	53	(5.7)%
Commissions	10,121	10,447	(3.1)%	10	11	(9.1)%
Advertising	12,100	10,021	20.7%	11	11	—
Depreciation and amortization	15,167	17,514	(13.4)%	14	19	(26.3)%

Total operating expenses	$191,989	$175,563	9.4%	$180	$188	(4.3)%

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

	Year ended December 31,
	2006	2005	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$6,665,532	$5,463,474	22.0%
Less: bonus payroll cost	640,552	508,170	26.1%

Non-Bonus payroll cost	$6,024,980	$4,955,304	21.6%

Payroll cost per worksite employee (GAAP)	$5,517	$5,128	7.6%
Less: Bonus payroll cost per worksite employee	530	477	11.1%

Non-bonus payroll cost per worksite employee	$4,987	$4,651	7.2%

Liquidity and Capital Resources
          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $234.0 million in cash and cash equivalents and marketable securities at December 31, 2006, of which approximately $105.3 million was payable in early January 2007 for withheld federal and state income taxes, employment taxes and other payroll deductions. At December 31, 2006, we had working capital of $128.4 million compared to $93.2 million at December 31, 2005. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for 2007. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2006 of $88.5 million reflected a decrease of $23.2 million from 2005. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as December 2006, when client prepayments were $9.1 million and accrued worksite employee payroll was $94.8 million. However, for those reporting periods that end on a Thursday, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to the period end.

•	Classification of tax benefit from stock based compensation – In 2006, we adopted Statement 123(R), which requires all share-based payments to employees to be recognized as a compensation cost. In addition, Statement 123(R) requires the tax benefit associated with stock based-compensation to be reported as a financing activity in the Consolidated Statement of Cash Flows. Prior to 2006, we reported the tax benefit as a component of operating cash flows, which was $12.8 million in 2005.

•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased to $46.5 million in 2006 from $30.0 million in 2005. Please read “Results of Operations – Year Ended December 31, 2006 Compared to Year Ended December 31, 2005” on page 29.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $15.3 million surplus, $4.3 million of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2006. Additionally, the $17.5 million in long-term deposits was returned to Administaff during 2005.

•	Workers’ compensation plan funding – Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $47.4 million, less claims paid of $20.7 million in 2006, and $50.0 million, less claims paid of $17.2 million for the 2005 period. This compares to our estimate of workers’ compensation loss costs of $37.8 million and $36.0 million in 2006 and 2005, respectively. Additionally, during the years ended December 31, 2006 and 2005, AIG returned $29.7 million and $22.8 million, respectively, to Administaff for the return of excess funding related to prior policy periods.

          Cash Flows From Investing Activities
          Our cash flows used in investing activities of $40.4 million reflected a decrease of $25.1 million from 2005. During 2006, we invested $27.6 million in marketable securities and $12.9 million in capital expenditures, primarily computer hardware and software to enhance the performance and stability of our technology infrastructure.
          We expect approximately $15 million in capital expenditures in 2007.
          Cash Flows Used In Financing Activities
          Cash flows used in financing activities were $37.1 million during 2006, an increase of $46.5 million over 2005. In May 2006, we paid the remaining balance of $32.3 million on our variable-rate mortgage prior to its maturity date of January 2008. Please read Note 6 to the Consolidated Financial Statements on page F-22 for additional information.
          Additionally, we repurchased $24.2 million in treasury stock and paid $10.0 million in dividends, offset by the receipt of $16.8 million in stock option exercise proceeds and $12.7 million in income tax benefit from stock-based compensation.
          Contractual Obligations and Commercial Commitments
          The following table summarizes our contractual obligations and commercial commitments as of December 31, 2006 and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Capital lease obligations	$1,749	$583	$1,166	$—	$—
Non-cancelable operating leases	42,409	9,685	14,632	10,120	7,972
Purchase obligations (1)	14,512	6,933	6,709	380	490
Other long-term liabilities
Accrued workers’ compensation claim costs (2)	77,424	35,840	18,198	15,797	7,589

Total contractual cash obligations	$136,094	$53,041	$40,705	$26,297	$16,051

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26.
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
          Increases in Health Insurance Premiums
          Maintaining health insurance plans that cover worksite employees is a significant part of our business. Our primary health insurance contract expires on December 31, 2007, and automatically renews each year, subject to cancellation by either party upon 180 days notice.
          Health insurance premiums are in part determined by our claims experience and comprise a significant portion of our direct costs. We employ extensive risk management procedures in an attempt to control our claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, if we experience a sudden and unexpected large increase in claim activity, our health insurance costs could increase. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs” on page 24.
          Increases in Workers’ Compensation Costs
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
          The current workers’ compensation contract with AIG expires on September 30, 2007. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.
          Our workers’ compensation coverage (the “AIG Program”) is currently provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The AIG Program is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with AIG, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26.
          In conjunction with entering into the AIG Program, we formed a wholly owned captive insurance subsidiary (the “Captive”). We recognize the Captive as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.
          Increases in Unemployment Tax Rates
          We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations. For additional information related to state unemployment taxes, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – State Unemployment Taxes” on page 25.
          Need to Renew or Replace Clients
          Our standard CSA can be cancelled by us or the client with 30 to 60 days notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 20% in 2006. There can be no assurance that the number of contract cancellations will continue at these levels or increase in the future.
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
          While many states do not explicitly regulate PEOs, 31 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states.
          Geographic Market Concentration
          While we have sales offices in 22 markets, our Houston and Texas (including Houston) markets accounted for approximately 19% and 36%, respectively, of our revenues for the year ended December 31, 2006. Accordingly, while we have a goal of expanding in our current and future markets outside of Texas, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas (including Houston).
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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
          We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
          We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our marketable securities are currently managed by two professional investment management companies, each of which is guided by our investment policy. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist primarily of tax-exempt short and intermediate-term debt securities.
          As of December 31, 2006, our available-for-sale marketable securities included an investment in a mutual fund that holds corporate debt securities with maturities up to 18 months. The amortized cost basis, fair market value and 30-day yield of this investment was $11.7 million, $11.5 million and 4.86%, respectively, at December 31, 2006. The following table presents information about our available-for-sale marketable securities, excluding the mutual fund investment, as of December 31, 2006 (dollars in thousands):

	Principal		Average
	Maturities		Interest Rate
2007	$950		3.4%
2008	2,200		2.9%
2009	490		5.1%
2010	—		—
2011	—		—
Thereafter	70,460	(1)	3.8%

Total	$74,100		3.7%

Fair Market Value	$74,102

(1)	Includes auction rate securities with original maturities greater than ten years; however, the interest rates reset at least every 60 days based on short-term market yields.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
Design and Evaluation of Internal Control Over Financial Reporting
          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2006 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
          None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class III Directors (For Terms Expiring at the 2010 Annual Meeting),” “– Directors Remaining in Office,” and “– Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
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
ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements of the Company

The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

		3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

		3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

		3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

		4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

		4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

		4.3	Amendment No. 1 to rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

		4.4	Amendment No. 2 to rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

		4.5	Amendment No. 3 to rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

		4.6	Amendment No. 4 to rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

		4.7	Form of rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

		4.8	Amended and Restated rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

		4.9	Amendment No. 1 to Amended and Restated rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

		4.10	Amendment No. 2 to Amended and Restated rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as rights Agent (incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8†	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9†	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc.

10.27	Houston Service Center Operating Lease Amendment.

10.28	Aircraft Purchase Agreement between John Wing Aviation, LLC and Administaff, Inc. dated December 30, 2005.

21.1	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 12, 2007.

ADMINISTAFF, INC.

By:	/s/ Douglas S. Sharp

Douglas S. Sharp
Vice President, Finance
Chief Financial Officer and Treasurer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Administaff, Inc. in the capacities indicated on February 12, 2007:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer

Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director

Richard G. Rawson

/s/ Douglas S. Sharp	Vice President, Finance

Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director

Michael W. Brown

*	Director

Jack M. Fields, Jr.

*	Director

Eli Jones

*	Director

Paul S. Lattanzio

*	Director

Gregory E. Petsch

/s/ Austin P. Young	Director

Austin P. Young

* By: /s/ John H. Spurgin, II

John H. Spurgin, II, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
     We have audited the accompanying Consolidated Balance Sheets of Administaff, Inc. as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Administaff, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 7, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL
     The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006 based on criteria established by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2006 have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page F- 4.
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
     The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Vice President, Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Administaff, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Administaff, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Administaff, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Administaff, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Administaff, Inc. as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2006 of Administaff, Inc. and our report dated February 7, 2007 expressed an unqualified opinion thereon.
Ernst & Young LLP
Houston, Texas
February 7, 2007

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,
	2006	2005
Current assets:
Cash and cash equivalents	$148,416	$137,407
Restricted cash	37,405	27,580
Marketable securities	85,617	57,973
Accounts receivable:
Trade, net	8,157	5,225
Unbilled	112,432	91,258
Other	2,134	1,928
Prepaid insurance	10,660	9,218
Other current assets	4,573	4,664
Income taxes receivable	3,193	—
Deferred income taxes	2,492	3,308

Total current assets	415,079	338,561

Property and equipment:
Land	2,920	2,920
Buildings and improvements	60,120	58,264
Computer hardware and software	61,375	58,194
Software development costs	20,588	18,435
Furniture and fixtures	30,537	28,748
Vehicles and aircraft	22,091	22,366

	197,631	188,927
Accumulated depreciation and amortization	(116,511)	(105,307)

Total property and equipment, net	81,120	83,620

Other assets:
Prepaid health insurance	11,000	11,000
Deposits — health insurance	2,461	954
Deposits — workers’ compensation	46,429	55,421
Goodwill and other intangible assets, net	4,922	5,018
Other assets	504	865

Total other assets	65,316	73,258

Total assets	$561,515	$495,439

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2006	2005
Current liabilities:
Accounts payable	$3,802	$4,979
Payroll taxes and other payroll deductions payable	116,926	101,293
Accrued worksite employee payroll cost	94,818	78,393
Accrued health insurance costs	2,824	3,495
Accrued workers’ compensation costs	39,035	30,212
Accrued corporate payroll and commissions	21,381	17,801
Other accrued liabilities	7,309	7,453
Current portion of long-term debt and capital leases	583	1,700

Total current liabilities	286,678	245,326

Noncurrent liabilities:
Long-term debt and capital leases	1,166	33,190
Accrued workers’ compensation costs	40,019	32,692
Deferred income taxes	5,207	1,802

Total noncurrent liabilities	46,392	67,684

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized — 20,000
Shares issued and outstanding — none	—	—
Common stock, par value $0.01 per share:
Shares authorized — 60,000
Shares issued — 30,839 at December 31, 2006 and 2005, respectively	309	309
Additional paid-in capital	135,942	119,573
Deferred compensation expense	—	(2,931)
Treasury stock, at cost — 3,176 and 3,547 shares at December 31, 2006 and 2005, respectively	(55,405)	(45,614)
Accumulated other comprehensive loss, net of tax	(131)	(153)
Retained earnings	147,730	111,245

Total stockholders’ equity	228,445	182,429

Total liabilities and stockholders’ equity	$561,515	$495,439

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenues (gross billings of $8.055 billion, $6.633 billion and $5.377 billion less worksite employee payroll cost of $6.666 billion, $5.463 billion, and $4.407 billion, respectively)	$1,389,464	$1,169,612	$969,527

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,106,735	933,856	771,833

Gross profit	282,729	235,756	197,694

Operating expenses:
Salaries, wages and payroll taxes	119,963	99,562	88,298
Stock-based compensation	3,411	2,079	—
General and administrative expenses	57,409	52,960	49,283
Commissions	10,968	10,121	10,447
Advertising	13,975	12,100	10,021
Depreciation and amortization	15,438	15,167	17,514

	221,164	191,989	175,563

Operating income	61,565	43,767	22,131

Other income (expense):
Interest income	11,383	6,549	2,449
Interest expense	(1,111)	(2,359)	(2,093)
Other, net	245	(210)	8,249

	10,517	3,980	8,605

Income before income tax expense	72,082	47,747	30,736
Income tax expense	25,576	17,764	11,526

Net income	$46,506	$29,983	$19,210

Basic net income per share of common stock	$1.69	$1.16	$0.74

Diluted net income per share of common stock	$1.64	$1.12	$0.72

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

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2005	30,839	$309	$119,573	$(2,931)	$(45,614)	$(153)	$111,245	$182,429
Purchase of treasury stock, at cost	—	—	—	—	(24,174)	—	—	(24,174)
Exercise of stock options	—	—	2,579	—	14,254	—	—	16,833
Income tax benefit from stock-based compensation	—	—	12,700	—	—	—	—	12,700
Cumulative effect of change in accounting principle	—	—	(684)	2,931	(2,296)	—	—	(49)
Stock-based compensation expense	—	—	1,314	—	2,146	—	—	3,460
Other	—	—	460	—	279	—	—	739
Dividends paid	—	—	—	—	—	—	(10,021)	(10,021)
Change in unrealized loss on marketable securities, net of tax:
Unrealized gain	—	—	—	—	—	22	—	22
Net income	—	—	—	—	—	—	46,506	46,506

Comprehensive income	—	—	—	—	—	—	—	46,528

Balance at December 31, 2006	30,839	$309	$135,942	$—	$(55,405)	$(131)	$147,730	$228,445

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$46,506	$29,983	$19,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,531	15,692	17,829
Stock-based compensation	3,411	2,079	—
Deferred income taxes	4,204	(5,222)	2,168
Changes in operating assets and liabilities:
Restricted cash	(9,825)	(9,069)	(13,927)
Accounts receivable	(24,312)	(31,201)	(5,466)
Prepaid insurance	(646)	(3,254)	8,126
Other current assets	91	209	3,487
Other assets	7,686	14,015	(30,637)
Accounts payable	(1,177)	1,849	(1,939)
Payroll taxes and other payroll deductions payable	15,633	36,822	(839)
Accrued worksite employee payroll expense	16,425	19,116	(6,226)
Accrued health insurance costs	(1,468)	(1,504)	(4,568)
Accrued workers’ compensations costs	16,149	20,643	29,355
Accrued corporate payroll, commissions and other accrued liabilities	3,438	8,114	1,563
Income taxes payable/receivable	(3,193)	13,401	(7,657)

Total adjustments	41,947	81,690	(8,731)

Net cash provided by operating activities	88,453	111,673	10,479

Cash flows from investing activities:
Marketable securities:
Purchases	(70,786)	(55,819)	(21,644)
Proceeds from maturities	43,126	1,379	453
Proceeds from dispositions	50	24,084	16,912
Cash received (exchanged) for note receivable	—	(453)	—
Acquisition of HRTools.com	—	(6,250)	—
Property and equipment:
Purchases	(12,931)	(28,577)	(8,114)
Proceeds from dispositions	161	175	289

Net cash used in investing activities	(40,380)	(65,461)	(12,104)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Purchase of treasury stock	$(24,174)	$(12,200)	$(17,153)
Dividends paid	(10,021)	(7,387)	—
Proceeds from sale of common stock to the employee stock purchase plan	—	414	443
Proceeds from the exercise of stock options	16,833	30,079	1,011
Principal repayments on long-term debt and capital lease obligations	(33,141)	(1,649)	(5,823)
Income tax benefit from stock-based compensation	12,700	—	—
Other	739	198	159

Net cash provided by (used in) financing activities	(37,064)	9,455	(21,363)

Net increase (decrease) in cash and cash equivalents	11,009	55,667	(22,988)
Cash and cash equivalents at beginning of year	137,407	81,740	104,728

Cash and cash equivalents at end of year	$148,416	$137,407	$81,740

Supplemental disclosures:
Cash paid for income taxes	$12,482	$10,834	$19,877
Cash paid for interest	$1,066	$2,243	$1,964
Noncash Investing and Financing Activities:
     During 2005, the Company traded in its existing aircraft valued at $2.8 million and paid an additional $19.0 million to acquire a new aircraft.
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
1. Accounting Policies
Description of Business
     Administaff, Inc. (the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development.
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
     The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2006, 2005 and 2004, revenues from the Company’s Texas markets represented 36%, 39% and 39% of the Company’s total revenues, respectively.
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
Use of Estimates
     The preparation of financial statements in conformity with United States generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
     Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable.
Cash and Cash Equivalents
     Cash and cash equivalents include bank deposits and short-term investments with original maturities of three months or less at the date of purchase.
Marketable Securities
     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2006 and 2005, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealizedgains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).
Property and Equipment
     Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software	1-7 years
Software development costs	3-5 years
Furniture and fixtures	5-7 years
Aircraft	20 years
Vehicles	5 years
     Software development costs relate primarily to the Company’s proprietary professional employer information system and its Internet-based service delivery platform, the Employee Service Center, and are accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
     The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company would record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. As of December 31, 2006, the Company had no impairments.
Goodwill and Other Intangible Assets
     The December 2005 acquisition of HRTools.com and associated software applications included certain identifiable intangible assets and goodwill in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment on an annual basis or when indicators of impairment exist, and written down when impaired. As of December 31, 2006, no impairment write downs were necessary. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Administaff’s purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years. The Company’s estimated amortization expense related to purchased intangible assets other than goodwill is $420,000 per year during 2007 through 2010 and $131,000 in 2011.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Health Insurance Costs
     The Company provides group health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts.
     The policy with United, which was first obtained in January 2002, provides the majority of the Company’s health insurance coverage. As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, Administaff records the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of December 31, 2006, Plan Costs were less than the net cash funded to United by $15.3 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $4.3 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet.
Workers’ Compensation Costs
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the year ended December 31, Administaff reduced accrued workers’ compensation costs by $6.4 million in 2006 and $4.6 million in 2005 for changes in estimated losses and tax surcharges related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2006 and 2005 was 4.8% and 3.9%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the years ended December 31, 2006 and 2005 (in thousands):

	Year ended
	2006	2005
Beginning balance	$60,272	$41,423
Accrued claims	44,284	40,942
Present value discount	(6,460)	(4,934)
Paid claims	(20,672)	(17,159)

Ending balance	$77,424	$60,272

Current portion of accrued claims	$37,405	$27,580
Long-term portion of accrued claims	40,019	32,692

	$77,424	$60,272

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
     As of December 31, 2006, the Company had restricted cash of $37.4 million and deposits of $46.4 million. The Company has estimated and accrued $77.4 million in incurred workers’ compensation claim costs as of December 31, 2006.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value of Financial Instruments
     The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments. The carrying amount of the Company’s marketable securities and long-term debt and capital leases approximate fair value due to the stated interest rates approximating market rates.
Stock-Based Compensation
     At December 31, 2006, the Company has three stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company began accounting for these plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
     During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($497,000, net of taxes) of stock-based compensation expense. Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock. In accordance with Statement 123(R), the Company has presented its income tax benefit from stock-based compensation as a financing activity in the Consolidated Statement of Cash Flows, beginning with the 2006 amount of $12.7 million.
     The Company generally makes annual grants of restricted and unrestricted stock under its stock-based incentive compensation plans to its directors, officers and other management. Restricted stock grants to officers and other management vest over three to five years from the date of grant. Annual stock grants issued to directors are 100% vested on the grant date. Shares of restricted stock are based on fair value on date of grant and the associated expense net of estimated forfeitures is recognized over the vesting period. At December 31, 2006 and 2005, the Company recognized $3.4 million ($2.2 million net of taxes), and $1.3 million ($810,000 net of taxes), respectively, of stock-based compensation expense associated with the stock grants. As of December 31, 2006, unrecognized compensation expense associated with the non-vested shares outstanding was $8.3 million and is expected to be recognized over a weighted average period of twenty-seven months.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table illustrates the effect on net income and net income per share in 2005 and 2004 had the Company applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation.

	Year ended December 31,
	2005	2004
	(in thousands)
Net income, as reported	$29,983	$19,210
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(506)	(2,530)

Pro forma net income	$29,477	$16,680

Net income per share:
Basic — as reported	$1.16	$0.74
Basic — pro forma	$1.14	$0.64
Diluted — as reported	$1.12	$0.72
Diluted — pro forma	$1.10	$0.62
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
Employee Savings Plan
     The Company matches 50% of an eligible worksite employee’s eligible contributions and 100% of eligible corporate employees’ contributions, both up to 6% of the employee’s eligible compensation with immediate vesting. During 2006, 2005 and 2004, the Company made employer-matching contributions of $32.8 million, $24.4 million and $13.5 million, respectively. Of these contributions, $29.2 million, $21.4 million and $10.7 million were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 is not anticipated to have a material impact on our Consolidated Financial Statements.
     In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.
2. Accounts Receivable
     The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $863,000 and $582,000 as of December 31, 2006 and 2005, respectively. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of specific accounts and by making a general provision for other potentially uncollectible amounts.
     The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2006 and 2005, unbilled accounts receivable consisted of the following:

	2006	2005
	(in thousands)
Accrued worksite employee payroll cost	$94,818	$78,393
Unbilled revenues	26,670	22,343
Customer prepayments	(9,056)	(9,478)

Unbilled accounts receivable	$112,432	$91,258

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Marketable Securities
     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2006 and 2005:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2006:

Fixed income mutual funds	$11,703	$—	$(188)	$11,515
State and local government securities	74,118	—	(16)	74,102

	$85,821	$—	$(204)	$85,617

December 31, 2005:

Fixed income mutual funds	$11,704	$—	$(223)	$11,481
State and local government securities	46,512	3	(23)	46,492

	$58,216	$3	$(246)	$57,973

     For the years ended December 31, 2006, 2005 and 2004, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities are as follows:

			Net
			Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)
	(in thousands)
2006	$1	$—	$1
2005	6	(104)	(98)
2004	64	(43)	21
     As of December 31, 2006, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Less than one year	$12,653	$12,464
One to five years	2,686	2,671
Six to ten years	1,018	1,018
Greater than ten years	69,464	69,464	(1)

Total	$85,821	$85,617

(1)	Includes auction rate securities with original maturities greater than ten years; however, the interest rates reset at least every 60 days based on short-term market yields.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Deposits
     In 2005, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain a security deposit with United was eliminated. Accordingly, the outstanding security deposit of $17.5 million was returned to Administaff during 2005. The terms of the new arrangement require Administaff to maintain an accumulated cash surplus in the plan of $11.0 million, which was the balance of the accumulated surplus at December 31, 2004, and is now reported as long-term prepaid health insurance.
     As of December 31, 2006, the Company had $46.4 million of workers’ compensation long-term deposits. Please see Note 1 for a discussion of our accounting policies for workers’ compensation costs.
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
     The following table summarizes the allocation of the aggregate purchase price based on fair values, including acquisition costs at the time of acquisition:

		Weighted Average
	December 31, 2005	Amortization
	(in thousands)	Period at Purchase
Software	$1,440	5 years
Other intangible assets	1,070	8 years
Goodwill	3,948

Total assets acquired	6,458
Other liabilities	(93)

Net assets acquired	$6,365

     During 2006, amortization expense associated with this acquisition was $420,000, representing accumulated amortization of $289,000 for software and $131,000 for other intangible assets. The Company’s estimated amortization expense related to purchased intangible assets other than goodwill is $420,000 per year during 2007 through 2010 and $131,000 in 2011.
6. Debt Obligations
     The Company’s debt obligations consist of the following:

	December 31,
	2006	2005
	(In thousands)
Mortgage loan	$—	$32,599
Capital lease obligations	1,749	2,291

Total debt	$1,749	$34,890
Less current maturities	583	1,700

Long-term debt, net of current maturities	$1,166	$33,190

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Maturities of long-term debt at December 31, 2006 are summarized as follows (in thousands):

2007	$583
2008	629
2009	537

$1,749

Mortgage Loan
     In December 2002, the Company entered into a $36 million mortgage agreement (“Mortgage”) with a contractual maturing date in January 2008. The Mortgage had a variable interest rate equal to the greater of (a) 4.5%; or (b) the 30-day LIBOR rate plus 2.9%. In May 2006, the Company repaid the outstanding balance of $32.3 million on the Mortgage.
Capital Lease Obligations
     In October 2002, the Company entered into a capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term. As of December 31, 2006 and 2005, the capitalized cost and accumulated amortization under the capital lease arrangement were $3.8 million and $2.3 million, and $3.8 million and $1.8 million, respectively. Amortization of the capitalized lease costs is included in depreciation and amortization in the Consolidated Statements of Operations.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Income Taxes
     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(4,406)	$(3,908)
Depreciation	(3,125)	(1,070)
Software development costs	(712)	(385)

Total deferred tax liabilities	(8,243)	(5,363)

Deferred tax assets:
Workers’ compensation accruals	2,681	3,479
Long-term capital loss carry-forward	1,156	2,133
State unemployment tax accruals	528	1,770
Accrued rent	636	633
Stock-based compensation	1,247	549
State income taxes net operating loss carryforward	273	273
Uncollectible accounts receivable	325	220
Other	111	219

Total deferred tax assets	6,957	9,276
Valuation allowance	(1,429)	(2,407)

Total net deferred tax assets	5,528	6,869

Net deferred tax assets (liabilities)	$(2,715)	$1,506

Net current deferred tax assets (liabilities)	$2,492	$3,308

Net noncurrent deferred tax liabilities	(5,207)	(1,802)

	$(2,715)	$1,506

     The components of income tax expense are as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Current income tax expense:
Federal	$19,778	$21,875	$9,066
State	1,594	1,111	292

Total current income tax expense	21,372	22,986	9,358
Deferred income tax expense (benefit):
Federal	3,900	(4,698)	1,680
State	304	(524)	488

Total deferred income tax (benefit) expense	4,204	(5,222)	2,168

Total income tax expense	$25,576	$17,764	$11,526

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In 2006, 2005 and 2004, income tax benefits of $12.7 million, $12.8 million and $352,000, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.
     The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2006	2005	2004
		(in thousands)
Expected income tax expense at 35%	$25,229	$16,711	$10,758
State income taxes, net of federal benefit	1,233	639	429
Nondeductible expenses	503	770	486
Tax-exempt interest income	(1,394)	(325)	(142)
Valuation allowance against long-term capital loss carry-forward	—	34	(32)
Other, net	5	(65)	27

Reported total income tax expense	$25,576	$17,764	$11,526

     As a result of the write-off of the investments in other companies during 2001 and 2002, the Company has capital loss carryforwards totaling $3.1 million that will expire during 2008, but can only be used to offset future capital gains. The Company has a valuation allowance of $3.1 million against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration. The valuation allowance was reduced by $2.7 million in 2006 as a result of expired capital loss carryforwards. In addition, the Company has incurred net operating losses at the subsidiary level for state income tax purposes totaling $4.0 million ($273,000 tax effected) that expire from 2008 to 2023. The Company has recorded a valuation allowance of $273,000 at December 31, 2006, as it is uncertain if it will be able to utilize the net operating loss carryforward in these entities.
8. Stockholders’ Equity
     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 8,500,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2006, 2005 and 2004, the Company repurchased 614,126, 649,100, and 1,411,000 shares at a cost of $24.2 million, $12.2 million and $17.2 million, respectively. As of December 31, 2006, the Company had repurchased 8,015,749 shares under this program at a total cost of approximately $119.1 million. As a result, the Company has the authorization to repurchase an additional 484,251 shares.
     During each quarter of 2006 and 2005, the Board declared a dividend of $0.09 and $0.07 per share of common stock, resulting in a total of $10.0 million and $7.4 million in dividend payments paid by the Company, respectively.
     At December 31, 2006, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has one-half of a preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on February 9, 2008.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Employee Incentive Plans
     The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board has granted limited authority to the Chief Executive Officer of the Company regarding the granting of stock options to employees who are not officers. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. The 1997 Incentive Plan expired on April 24, 2005; therefore no new grants may be made under the Plan. At December 31, 2006, 1,224,977 shares of common stock were available for future grants under the 2001 Incentive Plan. The Incentive Plans permit stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.
     The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provides for options to purchase shares of the Company’s common stock that may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2006, 637,020 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plans. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the “CEO”). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.
     Stock Option Awards
     On February 1, 2005, the Committee approved accelerating the vesting of all unvested stock options that had an exercise price greater than the Company’s January 31, 2005 closing market price of $14.59. This accelerated vesting affected approximately 733,000 common stock options with a weighted average exercise price of $18.09. In addition, the committee approved accelerating the vesting of all remaining unvested common stock options on February 18, 2005. As a result, the vesting of approximately 1,104,000 common stock options with a weighted average exercise price of $9.16 was accelerated, which resulted in the Company recognizing stock-based compensation expense of $790,000 in 2005. The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options subsequent to the January 1, 2006 effective date of FASB Statement No. 123(R).

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following summarizes stock option activity and related information:

	Year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except per share amounts)
Outstanding — beginning of year	3,174	$20.32	5,422	$17.98	5,039	$18.56
Granted	—	—	31	17.94	861	13.69
Exercised	(1,028)	16.37	(2,152)	13.98	(127)	7.96
Cancelled	(19)	43.36	(127)	27.22	(351)	19.38

Outstanding — end of year	2,127	$22.02	3,174	$20.32	5,422	$17.98

Exercisable — end of year	2,127	$22.02	3,174	$20.32	3,567	$20.66

Weighted average fair value of options granted during year		$—		$11.27		$9.79
     The following summarizes information related to stock options outstanding at December 31, 2006:

		Options Outstanding & Exercisable
		Weighted Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price
	(share amounts in thousands)
$4.02 to $10.00	280	4.4	$7.47
$10.01 to $15.00	334	5.7	12.80
$15.01 to $20.00	790	4.3	18.29
$20.01 to $30.00	281	4.6	23.94
$30.01 to $43.69	442	3.8	43.66

Total	2,127	4.4	$22.02

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Awards
     Restricted common shares, under fixed plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, three to five years for the Company’s shares currently outstanding. The Company has recognized $3.4 million and $1.3 million of compensation expense associated with the restricted stock awards in 2006 and 2005, respectively. As of December 31, 2006, unrecognized compensation expense associated with the non-vested shares outstanding was $8.3 million and is expected to be recognized over a weighted average period of twenty-seven months.
     The following summarizes restricted stock awards as of December 31, 2006 and 2005:

	Year ended December 31,
	2006		2005
		Fair Value		Fair Value
	Shares	at Grant Date	Shares	at Grant Date
Non-vested — beginning of year	284,200	$14.86	—	$—
Granted	230,354	43.17	303,600	14.86
Vested	(101,060)	43.10	—	—
Cancelled/Forfeited	(8,701)	23.25	(19,400)	14.86

Non-vested — end of year	404,793	30.33	284,200	14.86

10. Earnings Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Denominator:
Basic — weighted average shares outstanding	27,470	25,932	26,096
Effect of dilutive securities — treasury stock method:
Common stock options	790	839	763
Restricted stock awards	101	83	—

Diluted — weighted average shares outstanding plus effect of dilutive securities	28,361	26,854	26,859

     Options, restricted stock awards and/or warrants to purchase 326,000, 1,799,000 and 4,148,000 shares of common stock were not included in the diluted net income per share calculation for 2006, 2005 and 2004, respectively, because their inclusion would have been anti-dilutive. All outstanding warrants expired in the first quarter of 2005.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Leases
     The Company leases various office facilities, furniture, equipment and vehicles under capital and operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $9,586,000, $8,847,000 and $9,000,000 in 2006, 2005 and 2004, respectively. At December 31, 2006, future minimum rental payments under noncancelable operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2007	$9,685	$695
2008	8,141	695
2009	6,491	555
2010	5,494	—
2011	4,626	—
Thereafter	7,972	—

Total minimum lease payments	$42,409	$1,945

Less amount representing interest		196

Total present value of minimum payments		1,749
Less current portion		583

Long-term capital lease obligations		$1,166

12. Commitments and Contingencies
     The Company enters into non-cancelable fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2006, future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2007	$6,933
2008	5,591
2009	1,118
2010	190
2011	190
Thereafter	490

Total obligations	$14,512

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     As a result of a 2001 corporate restructuring, we filed for a transfer of our reserve account with the Employment Development Department of the State of California (“EDD”). The EDD approved our request for transfer of the reserve account in May 2002 and also notified us of our new contribution rates based upon the approved transfer. In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD. The Notice stated that the EDD was collapsing the accounts of our subsidiaries into the account of the entity with the highest unemployment tax rate. The Notice also retroactively imposed the higher unemployment insurance rate on all of our California employees for 2003, resulting in an assessment of $5.6 million. In January 2004, we filed a petition with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the validity of the Notice. Pending a resolution of our protest, in the fourth quarter of 2003 we accrued and recorded at the higher assessed rate for all of 2003.
     In June 2004, we agreed to settle our dispute with the EDD for $3.3 million. Based upon receipt of written acknowledgement of this agreement, we reduced our accrued payroll tax liability and payroll tax expense by $2.3 million during the quarter ended June 30, 2004. The settlement was subject to the final approval by EDD’s legal department, the California Attorney General’s office and the ALJ. In October 2004, the legal department of the EDD verbally indicated they considered the previously agreed-upon settlement amount to be insufficient and suggested a settlement amount of $5.2 million. We continued discussions with the State of California, but in February 2005, we were notified that the EDD had rejected our settlement offer, and the matter proceeded with the appeals process with the ALJ. As of October 31, 2006, all of the statutes of limitations concerning notices to modify unemployment tax rates for the periods addressed in the Notice had expired. The Company believes the EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame; therefore, the Company believes it is no longer probable that the amount accrued for the California unemployment tax matter will be incurred. Accordingly, the Company reduced the state unemployment tax accrual by $3.3 million during 2006.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
Year ended December 31, 2006:

Revenues	$360,636	$337,778	$338,421	$352,629
Gross profit	67,993	68,216	71,864	74,656
Operating income	14,394	13,975	16,301	16,895
Net income	10,541	10,497	12,113	13,355	(1)
Basic net income per share	0.39	0.38	0.44	0.49
Diluted net income per share	0.37	0.37	0.43	0.47

Year ended December 31, 2005:

Revenues	$298,976	$279,884	$285,202	$305,550
Gross profit	54,028	56,335	58,171	67,222
Operating income	6,880	10,855	10,605	15,427
Net income	4,590	7,284	7,183	10,926
Basic net income per share	0.18	0.28	0.28	0.41
Diluted net income per share	0.18	0.28	0.26	0.39

(1)	In December 2006, the Company reduced its state unemployment tax accrual by $3.3 million. For additional information related to this matter, please read Footnote 12, “Commitments and Contingencies — State Unemployment Taxes” on page F-29.

EXHIBIT INDEX

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Bylaws, as amended on March 7, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed for the year ended December 31, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Administaff, Inc. Dated February 4, 1998 (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A filed on February 4, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of February 4, 1998, between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A filed on February 4, 1998).

4.3	Amendment No. 1 to Rights Agreement dated as of March 9, 1998 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1999).

4.4	Amendment No. 2 to Rights Agreement dated as of May 14, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-A/A filed on May 19, 1999).

4.5	Amendment No. 3 to Rights Agreement dated as of July 22, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on August 9, 1999).

4.6	Amendment No. 4 to Rights Agreement dated as of August 2, 1999 between Administaff, Inc. and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 2 to the Registrant’s form 8-A/A filed on August 9, 1999).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 3 to the Registrant’s Form 8-A filed on February 4, 1998).

4.8	Amended and Restated Rights Agreement effective as of April 19, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/A filed on May 16, 2003).

4.9	Amendment No. 1 to Amended and Restated Rights Agreement dated as of August 21, 2003 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant’s Form 8A/A filed on August 22, 2003).

4.10	Amendment No. 2 to Amended and Restated Rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.10 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2001).

10.7†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8†	Form of Incentive Stock Option Agreement (2001 Plan — 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9†	Form of Incentive Stock Option Agreement (2001 Plan — 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Promissory Note dated December 20, 2002 executed by Administaff Services, L.P, payable to General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21	Guaranty dated December 20, 2002 by Administaff, Inc. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.22	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.23	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.25	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.26	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc.

10.27	Houston Service Center Operating Lease Amendment.

10.28	Aircraft Purchase Agreement between John Wing Aviation, LLC and Administaff, Inc. dated December 30, 2005.

21.1	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.