Form 10-Q
period 2007-03-31
ADMINISTAFF INC \DE\
filed 2007-05-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.
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
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2007, 27,807,350 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$141,001	$148,416
Restricted cash	36,643	37,405
Marketable securities	90,525	85,617
Accounts receivable, net:
Trade	3,787	8,157
Unbilled	120,103	112,432
Other	2,123	2,134
Prepaid insurance	3,958	10,660
Other current assets	6,838	4,573
Income taxes receivable	—	3,193
Deferred income taxes	3,894	2,492

Total current assets	408,872	415,079

Property and equipment:
Land	2,920	2,920
Buildings and improvements	60,229	60,120
Computer hardware and software	61,818	61,375
Software development costs	20,902	20,588
Furniture and fixtures	30,505	30,537
Vehicles and aircraft	22,091	22,091

	198,465	197,631
Accumulated depreciation and amortization	(119,192)	(116,511)

Total property and equipment, net	79,273	81,120

Other assets:
Prepaid health insurance	11,000	11,000
Deposits — healthcare	2,711	2,461
Deposits — workers’ compensation	53,720	46,429
Goodwill and other intangible assets, net	4,888	4,922
Other assets	476	504

Total other assets	72,795	65,316

Total assets	$560,940	$561,515

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Accounts payable	$3,345	$3,802
Payroll taxes and other payroll deductions payable	121,298	116,926
Accrued worksite employee payroll cost	105,857	94,818
Accrued health insurance costs	4,615	2,824
Accrued workers’ compensation costs	37,973	39,035
Accrued corporate payroll and commissions	6,836	21,381
Other accrued liabilities	7,886	7,309
Income taxes payable	913	—
Current portion of capital lease obligations	595	583

Total current liabilities	289,318	286,678

Noncurrent liabilities:
Capital leases obligations, net of current portion	1,013	1,166
Accrued workers’ compensation costs	40,583	40,019
Deferred income taxes	5,367	5,207

Total noncurrent liabilities	46,963	46,392

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	137,687	135,942
Treasury stock, at cost	(66,259)	(55,405)
Accumulated other comprehensive loss, net of tax	(126)	(131)
Retained earnings	153,048	147,730

Total stockholders’ equity	224,659	228,445

Total liabilities and stockholders’ equity	$560,940	$561,515

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues (gross billings of $2.275 billion and $1.912 billion less worksite employee payroll cost of $1.867 billion and $1.551 billion, respectively)	$407,758	$360,636

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	339,691	292,643

Gross profit	68,067	67,993

Operating expenses:
Salaries, wages and payroll taxes	32,045	28,224
Stock-based compensation	1,308	289
General and administrative expenses	15,946	15,975
Commissions	2,919	2,833
Advertising	2,102	2,383
Depreciation and amortization	3,720	3,895

	58,040	53,599

Operating income	10,027	14,394

Other income (expense):
Interest income	2,997	2,809
Interest expense	(32)	(670)
Other, net	9	119

Income before income tax expense	13,001	16,652

Income tax expense	4,608	6,111

Net income	$8,393	$10,541

Basic net income per share of common stock	$0.31	$0.39

Diluted net income per share of common stock	$0.30	$0.37

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2006	30,839	$309	$135,942	$(55,405)	$(131)	$147,730	$228,445
Purchase of treasury stock	—	—	—	(12,707)	—	—	(12,707)
Exercise of stock options	—	—	(195)	905	—	—	710
Income tax benefit from stock-based compensation	—	—	1,366		—	—	1,366
Stock-based compensation expense	—	—	463	845	—	—	1,308
Other	—	—	111	103	—	—	214
Dividends paid	—	—	—	—	—	(3,075)	(3,075)
Change in unrealized loss on marketable securities, net of tax:
Unrealized gain	—	—	—	—	5	—	5
Net income	—	—	—	—	—	8,393	8,393

Comprehensive income							8,398

Balance at March 31, 2007	30,839	$309	$137,687	$(66,259)	$(126)	$153,048	$224,659

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$8,393	$10,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,716	3,891
Stock-based compensation	1,308	289
Deferred income taxes	(1,246)	1,276
Changes in operating assets and liabilities:
Restricted cash	762	(1,536)
Accounts receivable	(3,290)	(3,714)
Prepaid insurance	6,702	1,873
Other current assets	(2,265)	(432)
Other assets	(7,513)	(9,842)
Accounts payable	(457)	(664)
Payroll taxes and other payroll deductions payable	4,372	10,126
Accrued worksite employee payroll expense	11,039	6,828
Accrued health insurance costs	1,791	188
Accrued workers’ compensation costs	(498)	3,960
Accrued corporate payroll, commissions and other accrued liabilities	(13,968)	(10,004)
Income taxes payable/receivable	5,472	4,511

Total adjustments	5,925	6,750

Net cash provided by operating activities	14,318	17,291

Cash flows from investing activities:
Marketable securities:
Purchases	(46,618)	(6,116)
Proceeds from maturities	41,714	380
Proceeds from dispositions	—	50
Property and equipment:
Purchases	(1,839)	(3,284)
Proceeds from dispositions	9	65

Net cash used in investing activities	(6,734)	(8,905)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from financing activities:
Purchase of treasury stock	$(12,707)	$(1,072)
Dividends paid	(3,075)	(2,477)
Proceeds from sale of common stock to the employee stock purchase plan Proceeds from the exercise of stock options	710	8,903
Principal repayments on long-term debt and capital lease obligations	(141)	(422)
Other	214	204

Net cash provided by (used in) financing activities	(14,999)	5,136

Net increase (decrease) in cash and cash equivalents	(7,415)	13,522
Cash and cash equivalents at beginning of period	148,416	137,407

Cash and cash equivalents at end of period	$141,001	$150,929

Supplemental disclosures:
Cash paid for income taxes	$478	$333
Cash paid for interest	$32	$634
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2007
1. Basis of Presentation
     Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the three months ended March 31, 2007 and 2006, revenues from the Company’s Texas markets represented 32% of the Company’s total revenues.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. The Consolidated Balance Sheet at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at March 31, 2007, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended March 31, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
     Certain prior year amounts have been reclassified to conform to the 2007 presentation.
     The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2. Accounting Policies
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
     The policy with United, which was first obtained in January 2002, provides the majority of the Company’s health insurance coverage. As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, Administaff records the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from claims trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. The terms of the arrangement require Administaff to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of March 31, 2007, Plan Costs were less than the net cash funded to United by $11.3 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $300,000 balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
     Adjustments to estimated benefits costs, resulting primarily from higher than anticipated incurred claims related to prior reporting periods, totaled $3.5 million, or 2.2% of total benefits costs, during the three months ended March 31, 2007.
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
     The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the three month ended March 31, Administaff reduced accrued workers’ compensation costs by $6.0 million in 2007 and $2.5 million in 2006 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2007 and 2006 was 5.0% and 4.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to accrued workers’ compensation claims for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance	$77,424	$60,272
Accrued claims	6,835	11,064
Present value discount	(1,074)	(1,520)
Paid claims	(5,959)	(4,950)

March 31,	$77,226	$64,866

Current portion of accrued claims	$36,643	$29,116
Long-term portion of accrued claims	40,583	35,750

	$77,226	$64,866

3. Stockholders’ Equity
     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 9,500,000 shares of the Company’s outstanding common stock. The Company has repurchased 8,361,594 shares at a total cost of $131.8 million, including 345,845 shares at a total cost of $12.7 million during the three months ended March 31, 2007, under this authorization.
     On January 30, 2007, the board of directors declared a quarterly dividend of $0.11 per share of common stock. The $3.1 million dividend was paid on March 30, 2007.

4. Income Taxes
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”, on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2003 — 2006 remain open to examination by the Internal Revenue Service of the United States.
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the three months ended March 31, 2007 was 35.4%.
5. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended
	March 31,
	2007	2006
Basic net income per share — weighted average shares outstanding	27,474	27,201
Effect of dilutive securities — treasury stock method:
Common stock options	616	1,076
Restricted stock awards	86	106

	702	1,182

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	28,176	28,383

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	642	—
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion should be read in conjunction with our 2006 annual report on Form 10-K, as well as with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.
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
     We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•	Benefits costs — We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts.

The policy with United, which was first obtained in January 2002, provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from claims trends, plan design and migration, participant demographics and other factors are incorporated into the reported benefits costs.

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $11 million, which is reported as long-term prepaid insurance. As of March 31, 2007, Plan Costs were less than the net cash funded to United by $11.3 million. As this amount is in excess of the agreed-upon $11 million surplus maintenance level, the $300,000 balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

Adjustments to estimated benefits costs, resulting primarily from higher than anticipated incurred claims related to prior reporting periods, totaled $3.5 million, or 2.2% of total benefits costs, during the three months ended March 31, 2007.

•	Workers’ compensation costs — Our workers’ compensation coverage (the “AIG Program”) is currently provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured, whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities.

Because we bear the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers compensation insurance includes ongoing healthcare and indemnity coverage, whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore require a significant level of judgment. Our management estimates our workers’ compensation costs by applying an aggregate loss development rate to worksite employee payroll levels.

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the three months ended March 31, Administaff reduced workers’ compensation costs by $6.0 million in 2007 and $2.5 million in 2006 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in

2007 and 2006 was 5.0% and 4.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

•	Contingent liabilities — We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As these issues develop, we evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period such determination was made.

•	Deferred taxes — We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine we will be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay our comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, is reflected as an adjustment to the opening balance of retained earnings. The Company’s adoption date was January 1,

2007. The adoption of FIN 48 did not have an impact on our Consolidated Financial Statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and liabilities at fair value. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of the provisions of SFAS 159 on its Consolidated Financial Statements.
Results of Operations
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.
     The following table presents certain information related to Administaff’s results of operations for the three months ended March 31, 2007 and 2006.

	Three months ended
	March 31,
	2007	2006	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.275 billion and $1.912 billion, less worksite employee payroll cost of $1.867 billion and $1.551 billion, respectively)	$407,758	$360,636	13.1%
Gross profit	68,067	67,993	0.1%
Operating expenses	58,040	53,599	8.3%
Operating income	10,027	14,394	(30.3)%
Other income	2,974	2,258	31.7%
Net income	8,393	10,541	(20.4)%
Diluted net income per share of common stock	0.30	0.37	(18.9)%

Statistical Data:
Average number of worksite employees paid per month	104,881	96,006	9.2%
Revenues per worksite employee per month (1)	$1,296	$1,252	3.5%
Gross profit per worksite employee per month	216	236	(8.5)%
Operating expenses per worksite employee per month	184	186	(1.1)%
Operating income per worksite employee per month	32	50	(36.0)%
Net income per worksite employee per month	27	37	(27.0)%

(1)	Gross billings of $7,229 and $6,639 per worksite employee per month less payroll cost of $5,933 and $5,387 per worksite employee per month, respectively.

     Revenues
     Our revenues for the first quarter of 2007 increased 13.1% over the 2006 period due to a 9.2% increase in the average number of worksite employees paid per month and a 3.5%, or $44, increase in revenues per worksite employee per month.
     By region, our revenue growth over the first quarter of 2006 and revenue distribution for the quarter ended March 31, 2007 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2007	2006	% Change	2007	2006
	(in thousands)			(% of total revenues)
Northeast	$81,460	$65,223	24.9%	20.0%	18.1%
Southeast	42,008	38,019	10.5%	10.3%	10.5%
Central	58,208	52,944	9.9%	14.3%	14.7%
Southwest	134,622	119,729	12.4%	33.0%	33.2%
West	88,356	82,463	7.1%	21.7%	22.9%
Other revenue	3,104	2,258	37.5%	0.7%	0.6%

Total revenue	$407,758	$360,636	13.1%	100.0%	100.0%

     Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first quarter of 2007, new client sales and the net change in existing clients, measured as a percentage of the worksite employee base, improved, while client retention declined slightly compared to the 2006 period.
     Gross Profit
     Gross profit for the first quarter of 2007 was $68.1 million, relatively flat with the first quarter of 2006. The average gross profit per worksite employee decreased 8.5% to $216 per month in the 2007 period from $236 per month in the 2006 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     While our revenues increased 3.5% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 6.3% to $1,080 per worksite employee per month in the first quarter of 2007 versus $1,016 in the first quarter of 2006.
•	Benefits costs — The cost of group health insurance and related employee benefits increased $58 per worksite employee per month compared to the first quarter of 2006. This increase was due to a 12.8% increase in the cost per covered employee. The percentage of worksite employees covered under our health insurance plans was 73.3% in the 2007 period compared to 73.1% in the 2006 period. During the three months ended March 31, 2007, we recorded a $3.5 million, or $11 per worksite employee per month, increase in benefits costs related to prior reporting periods. Please read “Critical

Accounting Policies and Estimates — Benefits Costs” on page 13 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs decreased $17 per worksite employee per month compared to the first quarter of 2006. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.60% in the 2007 period from 0.99% in the 2006 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During the 2007 period, the Company recorded reductions in workers’ compensation costs of $6.0 million, or 0.37% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $2.5 million, or 0.18% of non-bonus payroll costs, in the 2006 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 14 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs — Payroll taxes increased $21 per worksite employee per month compared to the first quarter of 2006, due to a 10.1% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 9.5% in the 2006 period to 8.9% in the 2007 period due to: i) worksite employees reaching their taxable wage limit earlier in 2007 as a result of increased payroll averages and bonus levels; and ii) lower state unemployment tax rates in 2007.
     Operating Expenses
     The following table presents certain information related to the Administaff’s operating expenses for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,			Three months ended March 31,
	2007	2006	% change	2007	2006	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$32,045	$28,224	13.5%	$102	$98	4.1%
Stock-based compensation	1,308	289	352.6%	4	1	300.0%
General and administrative expenses	15,946	15,975	(0.2)%	50	55	(9.1)%
Commissions	2,919	2,833	3.0%	9	10	(10.0)%
Advertising	2,102	2,383	(11.8)%	7	8	(12.5)%
Depreciation and amortization	3,720	3,895	(4.5)%	12	14	(14.3)%

Total operating expenses	$58,040	$53,599	8.3%	$184	$186	(1.1)%

     Operating expenses increased 8.3% to $58.0 million compared to the first quarter of 2006. Operating expense per worksite employee decreased to $184 per month in the 2007 period from $186 in the 2006 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 13.5%, or $4 per worksite employee per month compared to the 2006 period. Corporate headcount, primarily in the sales and service areas of the business, increased 12.4% in the 2007 period as compared to 2006.

•	Stock-based compensation expense increased $1.0 million or $3 per worksite employee per month. The stock-based compensation expense represents the vesting of restricted stock awards granted to employees, including 282,500 shares granted in March 2007.
•	General and administrative expenses decreased 0.2% or $5 per worksite employee per month basis compared to the first quarter of 2006.
•	Commissions expense increased 3.0%, but decreased $1 per worksite employee per month compared to the 2006 period.
•	Advertising costs decreased 11.8%, or $1 per worksite employee per month compared to the first quarter of 2006, primarily due to a change in the timing of radio and television advertising expenditures relative to 2006.
•	Depreciation and amortization expense decreased 4.5% or $2 on a per worksite employee per month basis compared to the 2006 period.
     Other Income (Expense)
     Other income (expense) increased from $2.3 million in the first quarter of 2006 to $3.0 million in the 2007 period. Interest expense was reduced by $600,000 as compared to the 2006 period, due to the repayment of the $32.3 million outstanding variable-rate mortgage on our corporate headquarters in May 2006.
     Income Tax Expense
     Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
     Net Income
     Operating and net income per worksite employee per month was $32 and $27 in the 2007 period, versus $50 and $37 in the 2006 period.
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

	Three months ended March 31,
	2007	2006	% Change
	(in millions except per worksite employee data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$1,866,759	$1,551,502	20.3%
Less: Bonus payroll cost	(235,995)	(153,727)	53.5%

Non-bonus payroll cost	$1,630,764	$1,397,775	16.7%

Payroll cost per worksite employee (GAAP)	$5,933	$5,387	10.1%

Less: Bonus payroll cost per worksite employee	(750)	(534)	40.4%

Non-bonus payroll cost per worksite employee	$5,183	$4,853	6.8%

Liquidity and Capital Resources
     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $231.5 million in cash and cash equivalents and marketable securities at March 31, 2007, including approximately $112.3 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $10.3 million in customer prepayments that were payable in April 2007. At March 31, 2007, we had working capital of $119.6 million compared to $128.4 million at December 31, 2006. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2007. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
     Cash Flows From Operating Activities
     Our cash flows from operating activities in 2007 decreased $3.0 million from 2006 to $14.3 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in March 2007, when client prepayments were $10.3 million and accrued worksite employee payroll was $105.9 million. However, for those reporting periods that end on a Thursday, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income decreased 20.4% to $8.4 million in 2007 compared to 2006. Please read Results of Operations — Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 on page 17.

•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in an $11.3 million surplus, $300,000 of which is reflected as a current asset, and $11.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at March 31, 2007.

•	Workers’ compensation plan funding — Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $11.3 million, less claims paid of $6.0 million in 2007, and $14.1 million, less claims paid of $5.0 million for the 2006 period. This compares to our estimate of workers’ compensation loss costs of $5.8 million and $9.5 million in 2007 and 2006, respectively.
     Cash Flows Used in Investing Activities
     Cash flows used in investing activities decreased $2.2 million from 2006 to $6.7 million. We invested a net $4.9 million in marketable securities and approximately $1.8 million in capital expenditures during the first three months of 2007.

     Cash Flows Used in Financing Activities
     Cash flows used in financing activities were $15.0 million. During the first three months of 2007, we repurchased $12.7 million in treasury stock and paid $3.1 million in dividends.
Other Matters
     As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper, as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Health Insurance Premiums and Workers’ Compensation Costs” on pages 38 and 39 of our Form 10-K for the year ended December 31, 2006 filed with the SEC. Our 2006 Form 10-K is also available on our Web site at www.administaff.com.
ITEM 4. CONTROLS AND PROCEDURES.
     In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
     Please read Note 6 to financial statements, which is incorporated herein by reference.
ITEM 1a. RISK FACTORS
     The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations, including, but not limited to, the California State Unemployment Tax matter; increases in health insurance costs and workers’ compensation rates and underlying claims trends, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (iv) the effectiveness of our sales and marketing efforts; (v) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vi) our liability for worksite employee payroll and benefits costs; and (vii) an adverse final judgment or settlement of claims against Administaff. These factors are discussed in detail in our 2006 annual report on Form 10-K and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases by Administaff during the three months ended March 31, 2007, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number		Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Program(2)	the Program(2)
01/01/2007 — 01/31/2007	—	$—	8,015,749	484,251
02/01/2007 — 02/28/2007	299,545	37.03	8,315,294	1,184,706
03/01/2007 — 03/31/2007	46,300	34.85	8,361,594	1,138,406
Total	345,845	$36.74	8,361,594	1,138,406

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 9,500,000 shares of Administaff common stock, including 1,000,000 in February 2007, of which 8,361,594 had been repurchased as of March 31, 2007. During the three months ended March 31, 2007, we repurchased 345,845 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS
(a) List of exhibits.

4.1		Amendment No. 3 to Amended and Restated rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as rights agent (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-A12B/A filed on March 1, 2006).

10.1	†	Amended and Restated Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: May 1, 2007	By:	/s/ Douglas S. Sharp

Douglas S. Sharp Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

Index to Exhibits

4.1		Amendment No. 3 to Amended and Restated rights Agreement dated as of February 24, 2004 between Administaff, Inc. and Mellon Investor Services LLC, as rights agent (incorporated by reference to Exhibit 99.4 to the Registrant’s Form 8-A12B/A filed on March 1, 2006).

10.1	†	Amended and Restated Administaff, Inc. 2001 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.