Form 10-Q
period 2007-06-30
ADMINISTAFF INC \DE\
filed 2007-08-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 27, 2007, 26,994,681 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	28

Part II

Item 1. Legal Proceedings	29

Item 1a. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 6. Exhibits	32
Letter Agreement
Amendment to Minimum Premium Financial Agreement
Amendment to Minimum Premium Administrative Services Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$118,933	$148,416
Restricted cash	35,792	37,405
Marketable securities	86,348	85,617
Accounts receivable, net:
Trade	2,298	8,157
Unbilled	117,583	112,432
Other	2,127	2,134
Prepaid insurance	12,009	10,660
Other current assets	6,978	4,573
Income taxes receivable	48	3,193
Deferred income taxes	196	2,492

Total current assets	382,312	415,079

Property and equipment:
Land	2,920	2,920
Buildings and improvements	60,742	60,120
Computer hardware and software	63,824	61,375
Software development costs	21,393	20,588
Furniture and fixtures	30,693	30,537
Vehicles and aircraft	22,091	22,091

	201,663	197,631
Accumulated depreciation and amortization	(122,395)	(116,511)

Total property and equipment, net	79,268	81,120

Other assets:
Prepaid health insurance	9,000	11,000
Deposits – healthcare	2,811	2,461
Deposits – workers’ compensation	35,645	46,429
Goodwill and other intangible assets, net	4,854	4,922
Other assets	969	504

Total other assets	53,279	65,316

Total assets	$514,859	$561,515

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Accounts payable	$3,307	$3,802
Payroll taxes and other payroll deductions payable	89,641	116,926
Accrued worksite employee payroll cost	102,896	94,818
Accrued health insurance costs	9,045	2,824
Accrued workers’ compensation costs	37,384	39,035
Accrued corporate payroll and commissions	12,670	21,381
Other accrued liabilities	7,746	7,309
Current portion of capital lease obligations	606	583

Total current liabilities	263,295	286,678

Noncurrent liabilities:
Capital leases obligations, net of current portion	857	1,166
Accrued workers’ compensation costs	40,491	40,019
Deferred income taxes	5,979	5,207

Total noncurrent liabilities	47,327	46,392

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,457	135,942
Treasury stock, at cost	(98,091)	(55,405)
Accumulated other comprehensive loss, net of tax	(141)	(131)
Retained earnings	163,703	147,730

Total stockholders’ equity	204,237	228,445

Total liabilities and stockholders’ equity	$514,859	$561,515

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues (gross billings of $2.191 billion, $1.910 billion, $4.465 billion and $3.822 billion, less worksite employee payroll cost of $1.814 billion, $1.573 billion, $3.681 billion and $3.124 billion, respectively)	$376,758	$337,778	$784,516	$698,414
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	298,291	269,562	637,982	562,205

Gross profit	78,467	68,216	146,534	136,209

Operating expenses:
Salaries, wages and payroll taxes	33,076	29,440	65,121	57,664
Stock-based compensation	2,435	1,068	3,743	1,357
General and administrative expenses	14,276	13,876	30,222	29,851
Commissions	2,704	2,709	5,623	5,542
Advertising	3,958	3,319	6,060	5,702
Depreciation and amortization	3,704	3,829	7,424	7,724

	60,153	54,241	118,193	107,840

Operating income	18,314	13,975	28,341	28,369

Other income (expense):
Interest income	2,987	3,008	5,984	5,817
Interest expense	(29)	(392)	(61)	(1,062)
Other, net	—	(7)	9	112

Income before income taxes	21,272	16,584	34,273	33,236

Income tax expense	7,627	6,087	12,235	12,198

Net income	$13,645	$10,497	$22,038	$21,038

Basic net income per share of common stock	$0.51	$0.38	$0.81	$0.77

Diluted net income per share of common stock	$0.50	$0.37	$0.79	$0.74

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2006	30,839	$309	$135,942	$(55,405)	$(131)	$147,730	$228,445
Purchase of treasury stock	—	—	—	(47,973)	—	—	(47,973)
Exercise of stock options	—	—	(702)	2,674	—	—	1,972
Income tax benefit from stock-based compensation	—	—	1,721	—	—	—	1,721
Stock-based compensation expense	—	—	1,324	2,419	—	—	3,743
Other	—	—	172	194	—	—	366
Dividends paid	—	—	—	—	—	(6,065)	(6,065)
Change in unrealized loss on marketable securities, net of tax:
Unrealized gain	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	22,038	22,038

Comprehensive income							22,028

Balance at June 30, 2007	30,839	$309	$138,457	$(98,091)	$(141)	$163,703	$204,237

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$22,038	$21,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,423	7,934
Stock-based compensation	3,743	1,357
Deferred income taxes	3,074	458
Changes in operating assets and liabilities:
Restricted cash	1,613	(3,644)
Accounts receivable	715	1,434
Prepaid insurance	4,802	6,121
Other current assets	(2,405)	(1,342)
Other assets	11,968	11,203
Accounts payable	(495)	(1,033)
Payroll taxes and other payroll deductions payable	(27,285)	(18,802)
Accrued worksite employee payroll expense	8,078	5,593
Accrued health insurance costs	70	(1,635)
Accrued workers’ compensation costs	(1,179)	8,105
Accrued corporate payroll, commissions and other accrued liabilities	(8,274)	(5,584)
Income taxes payable/receivable	3,145	(2,365)

Total adjustments	4,993	7,800

Net cash provided by operating activities	27,031	28,838

Cash flows from investing activities:
Marketable securities:
Purchases	(70,943)	(49,410)
Proceeds from maturities	70,189	26,830
Proceeds from dispositions	—	50
Property and equipment:
Purchases	(5,509)	(8,391)
Proceeds from dispositions	14	78

Net cash used in investing activities	(6,249)	(30,843)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from financing activities:
Purchase of treasury stock	$(47,973)	$(13,897)
Dividends paid	(6,065)	(4,997)
Proceeds from the exercise of stock options	1,972	13,733
Principal repayments on long-term debt and capital lease obligations	(286)	(32,864)
Income tax benefit from stock-based compensation	1,721	10,948
Other	366	388

Net cash used in financing activities	(50,265)	(26,689)

Net decrease in cash and cash equivalents	(29,483)	(28,694)
Cash and cash equivalents at beginning of period	148,416	137,407

Cash and cash equivalents at end of period	$118,933	$108,713

Supplemental disclosures:
Cash paid for income taxes	$4,408	$3,425
Cash paid for interest	$61	$994
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007
1. Basis of Presentation
     Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For both periods ended June 30, 2007 and 2006, revenues from the Company’s Texas markets represented 32% of the Company’s total revenues.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. The Consolidated Balance Sheet at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at June 30, 2007, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended June 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. In April 2007, Administaff and United entered into a new three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction in benefits costs in the second quarter of 2007. As of June 30, 2007, Plan Costs were less than the net cash funded to United by $16.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $7.8 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
     Adjustments to estimated benefits costs, resulting primarily from higher than anticipated incurred claims related to prior reporting periods, totaled $3.5 million, or 1.1% of total benefits costs, during the six months ended June 30, 2007.
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
     Because the Company bears the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of the Company’s workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing healthcare and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment. The Company estimates its workers’ compensation costs by applying an aggregate loss development rate to worksite employee payroll levels.
     The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the six months ended June 30, Administaff reduced accrued workers’ compensation costs by $11.4 million in 2007 and $4.4 million in 2006 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2007 and 2006 was 5.0% and 4.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to accrued workers’ compensation claims for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance, January 1,	$77,424	$60,272
Accrued claims	12,584	22,757
Present value discount	(1,990)	(3,326)
Paid claims	(11,735)	(10,732)

Ending balance, June 30,	$76,283	$68,971

Current portion of accrued claims	$35,792	$31,224
Long-term portion of accrued claims	40,491	37,747

	$76,283	$68,971

     Under the AIG Program, a portion of Administaff’s monthly premiums are set aside to fund the payment of claims, and any excess premiums funded into the program are returned to the Company subsequent to the end of the policy period. During the quarter ended June 30, 2007, the Company received $24.3 million in excess funding primarily related to the 2005-2006 policy period. As of June 30, 2007, the total funds held by AIG were $71.4 million, of which

$35.8 million is included in restricted cash and $35.6 million is included in deposits in the Company’s Consolidated Balance Sheets.
State Unemployment Taxes
     State unemployment tax (“SUI”) funds are managed by individual states that set annual tax rates based, in part, on employers’ prior years’ unemployment compensation experience in each state. In recent periods, certain state funds have been generating surpluses due to lower unemployment levels. The State of Texas has a statutory requirement that stipulates that a portion of fund surpluses be returned to employers based on a predetermined calculation involving funding and compensation levels. In May 2007, Administaff received a refund of $2.9 million as a result of this statutory calculation, which was reported as a reduction of payroll tax expense in the second quarter of 2007.
3. Stockholders’ Equity
     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 10,500,000 shares of the Company’s outstanding common stock, including 1,000,000 shares authorized in June 2007. The Company has repurchased 9,367,833 shares at a total cost of $167.1 million, including 1,352,084 shares at a total cost of $48.0 million during the six months ended June 30, 2007, under this authorization.
     During each quarter of 2007, the board of directors declared quarterly dividends of $0.11 per share of common stock. During the six months ended June 30, 2007, a total of $6.1 million in dividend payments has been made.
4. Income Taxes
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”, on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2003 — 2006 remain open to examination by the Internal Revenue Service of the United States.
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the six months ended June 30, 2007 was 35.7%.

5. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic net income per share – weighted average shares outstanding	26,919	27,663	27,195	27,433
Effect of dilutive securities – treasury stock method:
Common stock options	545	797	580	937
Restricted stock awards	53	101	70	103

	598	898	650	1,040

Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	27,517	28,561	27,845	28,473

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	878	—	760	—
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

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. In April 2007, Administaff and United entered into a new three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction in benefits costs in the second quarter of 2007. As of June 30, 2007, Plan Costs were less than the net cash funded to United by $16.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $7.8 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

Adjustments to estimated benefits costs, resulting primarily from higher than anticipated incurred claims related to prior reporting periods, totaled $3.5 million, or 1.1% of total benefits costs, during the six months ended June 30, 2007.

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

Because we bear the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing healthcare and indemnity coverage, whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore require a significant level of judgment. Our management estimates our workers’ compensation costs by applying an aggregate loss development rate to worksite employee payroll levels.

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the six months ended June 30, Administaff reduced workers’ compensation costs by $11.4 million in 2007 and $4.4 million in 2006 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S.

Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2007 and 2006 was 5.0% and 4.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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
Results of Operations
     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.
     The following table presents certain information related to Administaff’s results of operations for the three months ended June 30, 2007 and 2006.

	Three months ended
	June 30,
	2007	2006	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.191 billion and $1.910 billion, less worksite employee payroll cost of $1.814 billion and $1.573 billion, respectively)	$376,758	$337,778	11.5%
Gross profit	78,467	68,216	15.0%
Operating expenses	60,153	54,241	10.9%
Operating income	18,314	13,975	31.0%
Other income	2,958	2,609	13.4%
Net income	13,645	10,497	30.0%
Diluted net income per share of common stock	0.50	0.37	35.1%

Statistical Data:
Average number of worksite employees paid per month	108,336	99,839	8.5%
Revenues per worksite employee per month (1)	$1,159	$1,128	2.7%
Gross profit per worksite employee per month	241	228	5.7%
Operating expenses per worksite employee per month	185	181	2.2%
Operating income per worksite employee per month	56	47	19.1%
Net income per worksite employee per month	42	35	20.0%

(1)	Gross billings of $6,741 and $6,378 per worksite employee per month less payroll cost of $5,582 and $5,250 per worksite employee per month, respectively.

          Revenues
          Our revenues for the second quarter of 2007 increased 11.5% over the 2006 period due to an 8.5% increase in the average number of worksite employees paid per month and a 2.7%, or $31, increase in revenues per worksite employee per month.
          By region, our revenue growth over the second quarter of 2006 and revenue distribution for the quarter ended June 30, 2007 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2007	2006	% Change	2007	2006
		(in thousands)		(% of total revenues)
Northeast	$74,042	$61,662	20.1%	19.7%	18.3%
Southeast	39,735	36,165	9.9%	10.5%	10.7%
Central	52,495	47,955	9.5%	13.9%	14.2%
Southwest	128,800	112,652	14.3%	34.2%	33.3%
West	78,726	77,089	2.1%	20.9%	22.8%
Other revenue	2,960	2,255	31.3%	0.8%	0.7%

Total revenue	$376,758	$337,778	11.5%	100.0%	100.0%

          Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2007, new client sales and the net change in existing clients, measured as a percentage of the worksite employee base, improved, while client retention declined slightly compared to the 2006 period.
          Gross Profit
          Gross profit for the second quarter of 2007 increased 15.0% to $78.5 million, compared to the second quarter of 2006. The average gross profit per worksite employee increased 5.7% to $241 per month in the 2007 period from $228 per month in the 2006 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues increased 2.7% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 2.0% to $918 per worksite employee per month in the second quarter of 2007 versus $900 in the second quarter of 2006.
•	Benefits costs – The cost of group health insurance and related employee benefits increased $31 per worksite employee per month, or 6.4% on a cost per covered employee basis, compared to the second quarter of 2006. The percentage of worksite employees covered under our health insurance plans was 72.8% in the 2007 period compared to 72.4% in the 2006 period. The 2007 benefit costs were partially offset by a $3.3 million, or $10 per worksite employee per month, administrative fee credit from UHC related to the three-year health insurance agreement signed in April 2007, while the 2006 benefits costs were partially offset by a $1.9 million, or $6 per worksite employee per month, reduction in the estimated benefits costs, resulting primarily from lower than anticipated incurred claims in the 2005 reporting periods. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs – Workers’ compensation costs decreased $19 per worksite employee per month compared to the second quarter of 2006. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.52% in the 2007 period from 0.95% in the 2006 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During the 2007 period, the Company recorded reductions in workers’ compensation costs of $6.4 million, or 0.38% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $2.3 million, or 0.16% of non-bonus payroll costs, in the 2006 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs – Payroll taxes increased $7 per worksite employee per month compared to the second quarter of 2006, due primarily to a 6.3% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 7.45% in the 2006 period to 7.14% in the 2007 period primarily due to a $2.9 million, or 0.16% of payroll cost, state unemployment tax refund from the State of Texas, and lower state unemployment tax rates in 2007.
          Operating Expenses
          The following table presents certain information related to the Administaff’s operating expenses for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,			Three months ended June 30,
	2007	2006	% change	2007	2006	% change
		(in thousands)		(per worksite employee per month)
Salaries, wages and payroll taxes	$33,076	$29,440	12.4%	$102	$98	4.1%
Stock-based compensation	2,435	1,068	128.0%	8	4	100.0%
General and administrative expenses	14,276	13,876	2.9%	44	46	(4.3)%
Commissions	2,704	2,709	(0.2)%	8	9	(11.1)%
Advertising	3,958	3,319	19.3%	12	11	9.1%
Depreciation and amortization	3,704	3,829	(3.3)%	11	13	(15.4)%

Total operating expenses	$60,153	$54,241	10.9%	$185	$181	2.2%

               Operating expenses increased 10.9% to $60.2 million compared to the second quarter of 2006. Operating expense per worksite employee increased to $185 per month in the 2007 period from $181 in the 2006 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 12.4%, or $4 per worksite employee per month compared to the 2006 period. The increase in total dollars was primarily due to: (i) a 7.3% increase in corporate headcount, primarily in the sales and service areas of the business in 2007 as compared to the 2006; and (ii) a $700,000 increase in incentive compensation expense accrual.
•	Stock-based compensation expense increased $1.4 million or $4 per worksite employee per month. The stock based compensation expense primarily represents the vesting of restricted stock awards granted to employees, including 282,500 shares granted in March 2007.

•	General and administrative expenses increased 2.9%, but decreased $2 per worksite employee per month compared to the second quarter of 2006.

•	Commissions expense remained relatively flat, but decreased $1 per worksite employee per month compared to the 2006 period.

•	Advertising costs increased 19.3%, or $1 per worksite employee per month compared to the second quarter of 2006, primarily due to a change in the timing and level of radio and television advertising expenditures relative to 2006.

•	Depreciation and amortization expense decreased 3.3% or $2 on a per worksite employee per month basis compared to the 2006 period.
          Other Income (Expense)
          Other income (expense) increased from $2.6 million in the second quarter of 2006 to $3.0 million in the 2007 period. Interest expense was reduced by $363,000 as compared to the 2006 period, due to the repayment of the $32.3 million outstanding variable-rate mortgage on our corporate headquarters in May 2006.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $56 and $42 in the 2007 period, versus $47 and $35 in the 2006 period.

          Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.
          The following table presents certain information related to Administaff’s results of operations for the six months ended June 30, 2007 and 2006.

	Six months ended
	June 30,
	2007	2006	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $4.465 billion and $3.822 billion, less worksite employee payroll cost of $3.681 billion and $3.124 billion, respectively)	$784,516	$698,414	12.3%
Gross profit	146,534	136,209	7.6%
Operating expenses	118,193	107,840	9.6%
Operating income	28,341	28,369	(0.1)%
Other income	5,932	4,867	21.9%
Net income	22,038	21,038	4.8%
Diluted net income per share of common stock	0.79	0.74	6.8%

Statistical Data:
Average number of worksite employees paid per month	106,609	97,923	8.9%
Revenues per worksite employee per month (1)	$1,226	$1,189	3.1%
Gross profit per worksite employee per month	229	232	(1.3)%
Operating expenses per worksite employee per month	185	184	0.5%
Operating income per worksite employee per month	44	48	(8.3)%
Net income per worksite employee per month	34	36	(5.6)%

(1)	Gross billings of $6,981 and $6,506 per worksite employee per month less payroll cost of $5,755 and $5,317 per worksite employee per month, respectively.
          Revenues
          Our revenues for the six months ended June 30, 2007, increased 12.3% over the 2006 period due to an 8.9% increase in the average number of worksite employees paid per month and a 3.1%, or $37, increase in revenues per worksite employee per month.
          By region, our revenue growth over the first six months of 2006 and revenue distribution for the six months ended June 30, 2007 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2007	2006	% Change	2007	2006
		(in thousands)		(% of total revenues)
Northeast	$155,502	$126,885	22.6%	19.8%	18.2%
Southeast	81,743	74,184	10.2%	10.4%	10.6%
Central	110,703	100,899	9.7%	14.1%	14.4%
Southwest	263,422	232,380	13.4%	33.6%	33.3%
West	167,082	159,552	4.7%	21.3%	22.8%
Other revenue	6,064	4,514	34.3%	0.8%	0.7%

Total revenue	$784,516	$698,414	12.3%	100.0%	100.0%

          Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the six months ended June 30, 2007, new client sales and the net change in existing clients, measured as a percentage of the worksite employee base, improved, while client retention declined slightly compared to the 2006 period.
          Gross Profit
          Gross profit for the first half of 2007 increased 7.6% to $146.5 million, compared to the first half of 2006. The average gross profit per worksite employee decreased 1.3% to $229 per month in the 2007 period from $232 per month in the 2006 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues increased 3.1% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.2% to $997 per worksite employee per month in the first half of 2007 versus $957 in the first half of 2006.
•	Benefits costs – The cost of group health insurance and related employee benefits increased $45 per worksite employee per month, or 9.6% on a per covered employee basis, compared to 2006. The percentage of worksite employees covered under our health insurance plans was 73.0% in the 2007 period compared to 72.7% in the 2006 period. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased $18 per worksite employee per month compared to the first six months of 2006. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.56% in the 2007 period from 0.97% in the 2006 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During the 2007 period, the Company recorded reductions in workers’ compensation costs of $11.4 million, or 0.34% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $4.4 million, or 0.15% of non-bonus payroll costs, in the 2006 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs – Payroll taxes increased $14 per worksite employee per month compared to the first half of 2006, due to an 8.2% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 8.45% in the 2006 period to 8.05% in the 2007 period due to: i) worksite employees reaching their taxable wage limit earlier in 2007 as a result of increased payroll averages and bonus levels; and ii) lower state unemployment tax rates in 2007, including a $2.9 million state unemployment tax refund from the State of Texas.

               Operating Expenses
               The following table presents certain information related to the Administaff’s operating expenses for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,			Six months ended June 30,
	2007	2006	% change	2007	2006	% change
		(in thousands)		(per worksite employee per month)
Salaries, wages and payroll taxes	$65,121	$57,664	12.9%	$102	$98	4.1%
Stock-based compensation	3,743	1,357	175.8%	6	2	200.0%
General and administrative expenses	30,222	29,851	1.2%	47	51	(7.8)%
Commissions	5,623	5,542	1.5%	9	10	(10.0)%
Advertising	6,060	5,702	6.3%	9	10	(10.0)%
Depreciation and amortization	7,424	7,724	(3.9)%	12	13	(7.7)%

Total operating expenses	$118,193	$107,840	9.6%	$185	$184	0.5%

               Operating expenses increased 9.6% to $118.2 million compared to the first six months of 2006. Operating expense per worksite employee increased to $185 per month in the 2007 period from $184 in the 2006 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 12.9%, or $4 per worksite employee per month compared to the 2006 period. Corporate headcount, primarily in the sales and service areas of the business, increased 9.8% in the 2007 period as compared to 2006.

•	Stock-based compensation expense increased $2.4 million, or $4 per worksite employee per month. Stock based compensation expense primarily represents the vesting of restricted stock awards granted to employees.

•	General and administrative expenses increased 1.2%, but decreased $4 on a per worksite employee per month basis compared to the first half of 2006.

•	Commissions expense increased 1.5%, but decreased $1 per worksite employee per month compared to the 2006 period.

•	Advertising costs increased 6.3% due to an increase in radio and television advertising expenditures relative to 2006, but decreased $1 per worksite employee per month compared to the second quarter of 2006.

•	Depreciation and amortization expense decreased 3.9% or $1 on a per worksite employee per month basis compared to the 2006 period.
               Other Income (Expense)
               Other income (expense) increased from $4.9 million in the first half of 2006 to $5.9 million in the 2007 period. Interest expense was reduced by $1.0 million as compared to the

2006 period, due to the repayment of the $32.3 million outstanding variable-rate mortgage on our corporate headquarters in May 2006.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $44 and $34 in the 2007 period, versus $48 and $36 in the 2006 period.
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

	Three months ended			Six months ended
	June 30,			June 30,
	2007	2006	% change	2007	2006	% change
	(in thousands, except per worksite employee data)
Payroll cost (GAAP)	$1,814,103	$1,572,541	15.4%	$3,680,862	$3,124,043	17.8%
Less: Bonus payroll cost	120,779	108,381	11.4%	356,774	262,108	36.1%

Non-bonus payroll cost	$1,693,324	$1,464,160	15.7%	$3,324,088	$2,861,935	16.1%

Payroll cost per worksite employee (GAAP)	$5,582	$5,250	6.3%	$5,755	$5,317	8.2%
Less: Bonus payroll cost per worksite employee	372	362	2.8%	558	446	25.1%

Non-bonus payroll cost per worksite employee	$5,210	$4,888	6.6%	$5,197	$4,871	6.7%

Liquidity and Capital Resources
          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $205.3 million in cash and cash equivalents and marketable securities at June 30, 2007, including approximately $81.5 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $8.2 million in customer prepayments that were payable in July 2007. At June 30, 2007, we had working capital of $119.0 million compared to $128.4 million at December 31, 2006. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2007. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2007 decreased $1.8 million from 2006 to $27.0 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 4.8% to $22.0 million in 2007 compared to 2006. Please read Results of Operations – Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 on page 22.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $16.8 million surplus, $7.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at June 30, 2007.

•	Workers’ compensation plan funding – Under our arrangement with AIG, we make monthly payments to AIG comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to AIG, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $21.3 million, less claims paid of $11.7 million in 2007, and $25.8 million, less claims paid of $10.7 million for the 2006 period. This compares to our estimate of workers’ compensation loss costs of $10.6 million and $19.4 million in 2007 and 2006, respectively. Additionally, in the periods ended June 30, 2007 and 2006, Administaff received $24.3 million and $25.7 million, respectively, from AIG for the return of excess claim funds related to the AIG program.
•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in June 2007, when client prepayments were $8.2 million and accrued worksite employee payroll was $102.9 million. However, for those reporting periods that end on a Thursday, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.
          Cash Flows Used in Investing Activities
          Cash flows used in investing activities were $6.2 million. We invested approximately $5.5 million in capital expenditures during the first six months of 2007.
          Cash Flows Used in Financing Activities
          Cash flows used in financing activities were $50.3 million. During the first six months of 2007, we repurchased $48.0 million in treasury stock and paid $6.1 million in dividends.
Other Matters
          As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper, as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read

“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Workers’ Compensation Costs” on page 38 of our Form 10-K for the year ended December 31, 2006, filed with the SEC. Our 2006 Form 10-K is also available on our Web site at www.administaff.com.
ITEM 4. CONTROLS AND PROCEDURES.
          In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information about purchases by Administaff during the three months ended June 30, 2007, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number		Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Program(2)	the Program (2)
04/01/2007 – 04/30/2007	186,090	$33.55	8,547,684	952,316
05/01/2007– 05/31/2007	697,282	35.53	9,244,966	255,034
06/01/2007 – 06/30/2007	122,867	34.58	9,367,833	1,132,167
Total	1,006,239	$35.05	9,367,833	1,132,167

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 10,500,000 shares of Administaff common stock, including 1,000,000 shares in June 2007, of which 9,367,833 had been repurchased as of June 30, 2007. During the three months ended June 30, 2007, we repurchased 1,006,239 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          An Annual Meeting of Stockholders of the Company was held on May 2, 2007. At the Meeting, holders of 26,450,820 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the two proposals voted on at the Meeting, both of which were approved, is set forth below:
1.	Election of Class III Directors to serve until the Annual Meeting of Stockholders in 2010.

	For	Withheld
Jack M. Fields, Jr.	23,708,452	2,742,368
Paul S. Lattanzio	24,869,567	1,581,253
Richard G. Rawson	24,854,962	1,595,858
Directors continuing in office were Michael W. Brown, Eli Jones, Gregory E. Petsch, Paul J. Sarvadi and Austin P. Young.
2.	Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2007.

For	Against	Abstain
25,121,984	1,320,541	8,298

ITEM 6. EXHIBITS
(a) List of exhibits.

10.1	*(+)	Letter Agreement dated April 21, 2007, between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company.

10.2	*(+)	Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company.

10.3	*(+)	Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(+)	Confidential Treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commision.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: August 1, 2007	By:	/s/ Douglas S. Sharp

Douglas S. Sharp Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX
(a) List of exhibits.

10.1	*(+)	Letter Agreement dated April 21, 2007, between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company.

10.2	*(+)	Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company.

10.3	*(+)	Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(+)	Confidential Treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commision.