Form 10-Q
period 2007-09-30
ADMINISTAFF INC \DE\
filed 2007-11-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2007, 26,743,718 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$114,926	$148,416
Restricted cash	36,195	37,405
Marketable securities	89,034	85,617
Accounts receivable, net:
Trade	2,339	8,157
Unbilled	138,325	112,432
Other	2,243	2,134
Prepaid insurance	13,409	10,660
Other current assets	8,257	4,573
Income taxes receivable	—	3,193
Deferred income taxes	2,878	2,492

Total current assets	407,606	415,079

Property and equipment:
Land	2,920	2,920
Buildings and improvements	61,306	60,120
Computer hardware and software	65,738	61,375
Software development costs	21,830	20,588
Furniture and fixtures	31,556	30,537
Vehicles and aircraft	22,091	22,091

	205,441	197,631
Accumulated depreciation and amortization	(125,950)	(116,511)

Total property and equipment, net	79,491	81,120

Other assets:
Prepaid health insurance	9,000	11,000
Deposits – healthcare	2,811	2,461
Deposits – workers’ compensation	41,737	46,429
Goodwill and other intangible assets, net	4,820	4,922
Other assets	954	504

Total other assets	59,322	65,316

Total assets	$546,419	$561,515

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2007	2006
	(Unaudited)
Current liabilities:
Accounts payable	$4,600	$3,802
Payroll taxes and other payroll deductions payable	85,533	116,926
Accrued worksite employee payroll cost	130,669	94,818
Accrued health insurance costs	13,945	2,824
Accrued workers’ compensation costs	38,093	39,035
Accrued corporate payroll and commissions	13,239	21,381
Income tax payable	2,369	—
Other accrued liabilities	8,349	7,309
Current portion of capital lease obligations	617	583

Total current liabilities	297,414	286,678

Noncurrent liabilities:
Capital leases obligations, net of current portion	618	1,166
Accrued workers’ compensation costs	39,729	40,019
Deferred income taxes	5,915	5,207

Total noncurrent liabilities	46,262	46,392

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,681	135,942
Treasury stock, at cost	(108,949)	(55,405)
Accumulated other comprehensive loss, net of tax	(222)	(131)
Retained earnings	172,924	147,730

Total stockholders’ equity	202,743	228,445

Total liabilities and stockholders’ equity	$546,419	$561,515

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues (gross billings of $2.316 billion, $1.990 billion, $6.781 billion and $5.813 billion, less worksite employee payroll cost of $1.932 billion, $1.652 billion, $5.613 billion and $4.776 billion, respectively)	$383,380	$338,421	$1,167,896	$1,036,835
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	308,338	266,557	946,320	828,762

Gross profit	75,042	71,864	221,576	208,073

Operating expenses:
Salaries, wages and payroll taxes	31,774	30,393	96,895	88,057
Stock-based compensation	1,885	1,011	5,628	2,368
General and administrative expenses	15,576	14,722	45,798	44,573
Commissions	3,104	2,722	8,727	8,264
Advertising	3,074	2,819	9,134	8,521
Depreciation and amortization	3,827	3,896	11,251	11,620

	59,240	55,563	177,433	163,403

Operating income	15,802	16,301	44,143	44,670

Other income (expense):
Interest income	2,957	2,567	8,941	8,384
Interest expense	(26)	(14)	(87)	(1,076)
Other, net	4	13	13	125

Income before income taxes	18,737	18,867	53,010	52,103

Income tax expense	6,583	6,754	18,819	18,952

Net income	$12,154	$12,113	$34,191	$33,151

Basic net income per share of common stock	$0.46	$0.44	$1.27	$1.21

Diluted net income per share of common stock	$0.45	$0.43	$1.24	$1.17

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2006	30,839	$309	$135,942	$(55,405)	$(131)	$147,730	$228,445
Purchase of treasury stock	—	—	—	(61,345)	—	—	(61,345)
Exercise of stock options	—	—	(1,119)	3,627	—	—	2,508
Income tax benefit from stock-based compensation	—	—	1,891	—	—	—	1,891
Stock-based compensation expense	—	—	1,749	3,879	—	—	5,628
Other	—	—	218	295	—	—	513
Dividends paid	—	—	—	—	—	(8,997)	(8,997)
Change in unrealized loss on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(91)	—	(91)
Net income	—	—	—	—	—	34,191	34,191

Comprehensive income							34,100

Balance at September 30, 2007	30,839	$309	$138,681	$(108,949)	$(222)	$172,924	$202,743

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$34,191	$33,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,246	11,767
Stock-based compensation	5,628	2,368
Deferred income taxes	372	3,932
Changes in operating assets and liabilities:
Restricted cash	1,210	(7,278)
Accounts receivable	(20,184)	(20,169)
Prepaid insurance	6,280	(831)
Other current assets	(3,684)	(2,270)
Other assets	5,891	11,349
Accounts payable	798	(1,587)
Payroll taxes and other payroll deductions payable	(31,393)	(20,804)
Accrued worksite employee payroll expense	35,851	22,959
Accrued health insurance costs	2,093	518
Accrued workers’ compensation costs	(1,232)	10,808
Accrued corporate payroll, commissions and other accrued liabilities	(7,103)	(1,992)
Income taxes payable/receivable	5,562	(1,768)

Total adjustments	11,335	7,002

Net cash provided by operating activities	45,526	40,153

Cash flows from investing activities:
Marketable securities:
Purchases	(85,743)	(56,710)
Proceeds from maturities	82,177	32,916
Proceeds from dispositions	—	50
Property and equipment:
Purchases	(9,534)	(9,853)
Proceeds from dispositions	28	93

Net cash used in investing activities	(13,072)	(33,504)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from financing activities:
Purchase of treasury stock	$(61,345)	$(23,780)
Dividends paid	(8,997)	(7,509)
Proceeds from the exercise of stock options	2,508	15,166
Principal repayments on long-term debt and capital lease obligations	(514)	(33,001)
Income tax benefit from stock-based compensation	1,891	11,697
Other	513	556

Net cash used in financing activities	(65,944)	(36,871)

Net decrease in cash and cash equivalents	(33,490)	(30,222)
Cash and cash equivalents at beginning of period	148,416	137,407

Cash and cash equivalents at end of period	$114,926	$107,185

Supplemental disclosures:
Cash paid for income taxes	$11,087	$5,439
Cash paid for interest	$87	$1,031
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007
1. Basis of Presentation
     Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the nine months ended September 30, 2007 and 2006, revenues from the Company’s Texas markets represented 32% of the Company’s total revenues.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006. The Consolidated Balance Sheet at December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at September 30, 2007, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended September 30, 2007 and 2006, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. In April 2007, Administaff and United entered into a new three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction in benefits costs in the second quarter of 2007. As of September 30, 2007, Plan Costs were less than the net cash funded to United by $19.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $10.3 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
     Adjustments to estimated benefits costs, resulting primarily from higher than anticipated incurred claims related to prior reporting periods, totaled $3.5 million, or 0.73% of total benefits costs, during the nine months ended September 30, 2007.
Workers’ Compensation Costs
     Our workers’ compensation coverage (the “AIG Program”) through September 30, 2007, was provided through selected member insurance companies of American International Group,

Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The AIG Program is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities.
     Effective October 1, 2007, the Company entered into an arrangement with ACE Group of Companies (“ACE”) to provide workers’ compensation insurance coverage (“ACE Program”), with coverage and a program structure substantially consistent with the AIG Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.
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
     The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, Administaff reduced accrued workers’ compensation costs by $15.9 million in 2007 and $5.5 million in 2006 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2007 and 2006 was 4.8%) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

     The following table provides the activity and balances related to accrued workers’ compensation claims for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Beginning balance, January 1,	$77,424	$60,272
Accrued claims	18,689	32,310
Present value discount	(2,886)	(4,757)
Paid claims	(17,303)	(15,646)

Ending balance, September 30,	$75,924	$72,179

Current portion of accrued claims	$36,195	$34,858
Long-term portion of accrued claims	39,729	37,321

	$75,924	$72,179

     Under both the AIG and ACE Programs, a portion of Administaff’s monthly premiums are set aside to fund the payment of claims, and any excess premiums funded into the program are returned to the Company subsequent to the end of the policy period. During the quarter ended June 30, 2007, the Company received $24.3 million in excess funding primarily related to the 2005-2006 policy period. As of September 30, 2007, the total funds held by AIG and ACE were $77.9 million, of which $36.2 million is included in restricted cash and $41.7 million is included in deposits in the Company’s Consolidated Balance Sheets.
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
3. Stockholders’ Equity
     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 10,500,000 shares of the Company’s outstanding common stock. The Company has repurchased 9,776,164 shares at a total cost of $180.5 million, including 1,760,415 shares at a total cost of $61.3 million during the nine months ended September 30, 2007, under this authorization.
     During each quarter of 2007, the board of directors declared quarterly dividends of $0.11 per share of common stock. During the nine months ended September 30, 2007, a total of $9.0 million in dividend payments has been made.

4. Income Taxes
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2003 — 2006 remain open to examination by the Internal Revenue Service of the United States.
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. The income tax rate for the nine months ended September 30, 2007 was 35.5%.
5. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic net income per share – weighted average shares outstanding	26,288	27,544	26,889	27,471
Effect of dilutive securities – treasury stock method:
Common stock options	524	624	562	832
Restricted stock awards	61	91	67	99

	585	715	629	931

Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	26,873	28,259	27,518	28,402

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	856	657	792	219
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

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. In April 2007, Administaff and United entered into a new three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction in benefits costs in the second quarter of 2007. As of September 30, 2007, Plan Costs were less than the net cash funded to United by $19.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $10.3 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

Adjustments to estimated benefits costs, resulting primarily from higher than anticipated incurred claims related to prior reporting periods, totaled $3.5 million, or 0.73% of total benefits costs, during the nine months ended September 30, 2007.

•	Workers’ compensation costs – Our workers’ compensation coverage (the “AIG Program”) through September 30, 2007, was provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The policies are fully insured, whereby AIG has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. Effective October 1, 2007, the Company entered into an arrangement with ACE Group of Companies (“ACE”) to provide workers’ compensation insurance coverage (“ACE Program”), with coverage and a program structure substantially consistent with the AIG Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the

Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, Administaff reduced workers’ compensation costs by $15.9 million in 2007 and $5.5 million in 2006 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2007 and 2006 was 4.8%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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
Results of Operations
               Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.
               The following table presents certain information related to Administaff’s results of operations for the three months ended September 30, 2007 and 2006.

	Three months ended
	September 30,
	2007	2006	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.316 billion and $1.990 billion, less worksite employee payroll cost of $1.932 billion and $1.652 billion, respectively)	$383,380	$338,421	13.3%
Gross profit	75,042	71,864	4.4%
Operating expenses	59,240	55,563	6.6%
Operating income	15,802	16,301	(3.1)%
Other income	2,935	2,566	14.4%
Net income	12,154	12,113	0.3%
Diluted net income per share of common stock	0.45	0.43	4.7%

Statistical Data:
Average number of worksite employees paid per month	112,496	102,530	9.7%
Revenues per worksite employee per month (1)	$1,136	$1,100	3.3%
Gross profit per worksite employee per month	222	234	(5.1)%
Operating expenses per worksite employee per month	176	181	(2.8)%
Operating income per worksite employee per month	47	53	(11.3)%
Net income per worksite employee per month	36	39	(7.7)%

(1)	Gross billings of $6,862 and $6,470 per worksite employee per month less payroll cost of $5,726 and $5,370 per worksite employee per month, respectively.

               Revenues
               Our revenues for the third quarter of 2007 increased 13.3% over the 2006 period due to a 9.7% increase in the average number of worksite employees paid per month and a 3.3%, or $36, increase in revenues per worksite employee per month.
               By region, our revenue growth over the third quarter of 2006 and revenue distribution for the quarter ended September 30, 2007 were as follows:

	Three months ended September 30,			Three months ended September 30,
	2007	2006	% Change	2007	2006
	(in thousands)			(% of total revenues)
Northeast	$75,983	$62,568	21.4%	19.8%	18.5%
Southeast	40,702	37,036	9.9%	10.6%	11.0%
Central	53,916	48,203	11.9%	14.1%	14.2%
Southwest	132,589	112,135	18.2%	34.6%	33.1%
West	77,506	76,211	1.7%	20.2%	22.5%
Other revenue	2,684	2,268	18.3%	0.7%	0.7%

Total revenue	$383,380	$338,421	13.3%	100.0%	100.0%

               Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2007, new client sales improved, while client retention and the net change in existing clients declined slightly compared to the 2006 period.
               Gross Profit
               Gross profit for the third quarter of 2007 increased 4.4% to $75.0 million, compared to the third quarter of 2006. The average gross profit per worksite employee decreased 5.1% to $222 per month in the 2007 period from $234 per month in the 2006 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
               While our revenues increased 3.3% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.5% to $914 per worksite employee per month in the third quarter of 2007 versus $866 in the third quarter of 2006.
•	Benefits costs - The cost of group health insurance and related employee benefits increased $49 per worksite employee per month, or 9.6% on a cost per covered employee basis, compared to the third quarter of 2006. The percentage of worksite employees covered under our health insurance plans was 72.9% in the 2007 period compared to 72.0% in the 2006 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs - Workers’ compensation costs decreased $17 per worksite employee per month compared to the third quarter of 2006. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.52% in the 2007 period from 0.90% in the 2006 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During the 2007 period, the Company recorded reductions in workers’ compensation costs of $6.0 million, or 0.34% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $2.8 million, or 0.18% of non-bonus payroll costs, in the 2006 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs - Payroll taxes increased $17 per worksite employee per month compared to the third quarter of 2006, due primarily to a 6.6% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 6.67% in the 2006 period to 6.55% in the 2007 period primarily due to lower state unemployment tax rates in 2007.
               Operating Expenses
               The following table presents certain information related to the Administaff’s operating expenses for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,			Three months ended September 30,
	2007	2006	% change	2007	2006	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$31,774	$30,393	4.5%	$94	$99	(5.1)%
Stock-based compensation	1,885	1,011	86.4%	6	3	100.0%
General and administrative expenses	15,576	14,722	5.8%	46	48	(4.2)%
Commissions	3,104	2,722	14.0%	9	9	—
Advertising	3,074	2,819	9.0%	9	9	—
Depreciation and amortization	3,827	3,896	(1.8)%	12	13	(7.7)%

Total operating expenses	$59,240	$55,563	6.6%	$176	$181	(2.8)%

               Operating expenses increased 6.6% to $59.2 million compared to the third quarter of 2006. Operating expense per worksite employee decreased to $176 per month in the 2007 period from $181 in the 2006 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 4.5%, but decreased $5 per worksite employee per month compared to the 2006 period. The increase in total dollars was primarily due to the 6.4% increase in corporate headcount, primarily in the sales and service areas of the business in 2007 as compared to the 2006, offset by a $1.8 million decrease in incentive compensation expense accrual.

•	Stock-based compensation expense increased $874,000 or $3 per worksite employee per month. The stock based compensation expense primarily represents the vesting of restricted stock awards granted to employees.

•	General and administrative expenses increased 5.8%, but decreased $2 per worksite employee per month compared to the third quarter of 2006.

•	Commissions expense increased 14.0%, but remained flat on a per worksite employee per month basis compared to the 2006 period.

•	Advertising costs increased 9.0%, but remained flat on a per worksite employee per month basis compared to the third quarter of 2006.

•	Depreciation and amortization expense decreased 1.8% or $1 per worksite employee per month compared to the 2006 period.
               Other Income (Expense)
               Other income (expense) increased from $2.6 million in the third quarter of 2006 to $2.9 million in the 2007 period.
               Income Tax Expense
               Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
               Net Income
               Operating and net income per worksite employee per month was $47 and $36 in the 2007 period, versus $53 and $39 in the 2006 period.

               Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.
               The following table presents certain information related to Administaff’s results of operations for the nine months ended September 30, 2007 and 2006.

	Nine months ended
	September 30,
	2007	2006	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $6.781 billion and $5.813 billion, less worksite employee payroll cost of $5.613 billion and $4.776 billion, respectively)	$1,167,896	$1,036,835	12.6%
Gross profit	221,576	208,073	6.5%
Operating expenses	177,433	163,403	8.6%
Operating income	44,143	44,670	(1.2)%
Other income	8,867	7,433	19.3%
Net income	34,191	33,151	3.1%
Diluted net income per share of common stock	1.24	1.17	6.0%

Statistical Data:
Average number of worksite employees paid per month	108,571	99,459	9.2%
Revenues per worksite employee per month (1)	$1,195	$1,158	3.2%
Gross profit per worksite employee per month	227	232	(2.2)%
Operating expenses per worksite employee per month	182	183	(0.5)%
Operating income per worksite employee per month	45	50	(10.0)%
Net income per worksite employee per month	35	37	(5.4)%

(1)	Gross billings of $6,940 and $6,494 per worksite employee per month less payroll cost of $5,745 and $5,335 per worksite employee per month, respectively.
               Revenues
               Our revenues for the nine months ended September 30, 2007, increased 12.6% over the 2006 period due to a 9.2% increase in the average number of worksite employees paid per month and a 3.2%, or $37, increase in revenues per worksite employee per month.
               By region, our revenue growth over the first nine months of 2006 and revenue distribution for the nine months ended September 30, 2007 were as follows:

	Nine months ended September 30,			Nine months ended September 30,
	2007	2006	% Change	2007	2006
	(in thousands)			(% of total revenues)
Northeast	$231,485	$189,453	22.2%	19.8%	18.3%
Southeast	122,445	111,219	10.1%	10.5%	10.7%
Central	164,619	149,103	10.4%	14.1%	14.4%
Southwest	396,011	344,515	14.9%	33.9%	33.2%
West	244,588	235,763	3.7%	20.9%	22.7%
Other revenue	8,748	6,782	29.0%	0.8%	0.7%

Total revenue	$1,167,896	$1,036,835	12.6%	100.0%	100.0%

               Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the nine months ended September, 2007, new client sales and the net change in existing clients improved, while client retention declined slightly compared to the 2006 period.
               Gross Profit
               Gross profit for the nine months ended September 30, 2007, increased 6.5% to $221.6 million, compared to the 2006 period. The average gross profit per worksite employee decreased 2.2% to $227 per month in the 2007 period from $232 per month in the 2006 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
               While our revenues increased 3.2% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.5% to $968 per worksite employee per month in the first nine months of 2007 versus $926 in the first nine months of 2006.
•	Benefits costs - The cost of group health insurance and related employee benefits increased $46 per worksite employee per month, or 9.6% on a per covered employee basis, compared to 2006. The percentage of worksite employees covered under our health insurance plans was 73.0% in the 2007 period compared to 72.5% in the 2006 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs - Workers’ compensation costs decreased $18 per worksite employee per month compared to the first nine months of 2006. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.55% in the 2007 period from 0.95% in the 2006 period as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During the 2007 period, the Company recorded reductions in workers’ compensation costs of $15.9 million, or 0.31% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $5.5 million, or 0.13% of non-bonus payroll costs, in the 2006 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs - Payroll taxes increased $15 per worksite employee per month compared to the first nine months of 2006, due to a 7.7% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 7.83% in the 2006 period to 7.53% in the 2007 period due to: i) worksite employees reaching their taxable wage limit earlier in 2007 as a result of increased payroll averages and bonus levels; and ii) lower state unemployment tax rates in 2007, including a $2.9 million state unemployment tax refund from the State of Texas.

               Operating Expenses
               The following table presents certain information related to the Administaff’s operating expenses for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,			Nine months ended September 30,
	2007	2006	% change	2007	2006	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$96,895	$88,057	10.0%	$99	$98	1.0%
Stock-based compensation	5,628	2,368	137.7%	6	3	100.0%
General and administrative expenses	45,798	44,573	2.7%	47	50	(6.0)%
Commissions	8,727	8,264	5.6%	9	9	—
Advertising	9,134	8,521	7.2%	9	10	(10.0)%
Depreciation and amortization	11,251	11,620	(3.2)%	12	13	(7.7)%

Total operating expenses	$177,433	$163,403	8.6%	$182	$183	(0.5)%

               Operating expenses increased 8.6% to $177.4 million compared to the first nine months of 2006. Operating expense per worksite employee decreased to $182 per month in the 2007 period from $183 in the 2006 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 10.0%, or $1 per worksite employee per month compared to the 2006 period. Corporate headcount, primarily in the sales and service areas of the business, increased 8.6% in the 2007 period as compared to 2006.

•	Stock-based compensation expense increased $3.3 million, or $3 per worksite employee per month. Stock based compensation expense primarily represents the vesting of restricted stock awards granted to employees.

•	General and administrative expenses increased 2.7%, but decreased $3 on a per worksite employee per month basis compared to the first nine months of 2006.

•	Commissions expense increased 5.6%, but remained flat on a per worksite employee per month basis compared to the 2006 period.

•	Advertising costs increased 7.2% due to an increase in radio and television advertising expenditures relative to 2006, but decreased $1 per worksite employee per month compared to the third quarter of 2006.

•	Depreciation and amortization expense decreased 3.2%, or $1 on a per worksite employee per month basis, compared to the 2006 period.
               Other Income (Expense)
               Other income (expense) increased from $7.4 million in the first nine months of 2006 to $8.9 million in the 2007 period. Interest expense was reduced by $1.0 million as compared to the 2006 period, due to the repayment of the $32.3 million outstanding variable-rate mortgage on our corporate headquarters in May 2006.
               Income Tax Expense
               Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
               Net Income
               Operating and net income per worksite employee per month was $45 and $35 in the 2007 period, versus $50 and $37 in the 2006 period.
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

	Three months ended			Nine months ended
	September 30,			September 30,
	2007	2006	% change	2007	2006	% change
	(in thousands, except per worksite employee data)
Payroll cost (GAAP)	$1,932,491	$1,651,694	17.0%	$5,613,354	$4,775,737	17.5%
Less: Bonus payroll cost	142,231	120,620	17.9%	499,006	382,728	30.4%

Non-bonus payroll cost	$1,790,260	$1,531,074	16.9%	$5,114,348	$4,393,009	16.4%

Payroll cost per worksite employee (GAAP)	$5,726	$5,370	6.6%	$5,745	$5,335	7.7%
Less: Bonus payroll cost per worksite employee	421	392	7.4%	511	427	19.7%

Non-bonus payroll cost per worksite employee	$5,305	$4,978	6.6%	$5,234	$4,908	6.6%

Liquidity and Capital Resources
               We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $204.0 million in cash and cash equivalents and marketable securities at September 30, 2007, including approximately $76.0 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $20.4 million in customer prepayments that were payable in October 2007. At September 30, 2007, we had working capital of $110.2 million compared to $128.4 million at December 31, 2006. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2007. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
               Cash Flows From Operating Activities
               Our cash flows from operating activities in 2007 increased $5.4 million from 2006 to $45.5 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decline in the reporting periods that end on a Friday, such as in September 2007, when client prepayments were $20.4 million and accrued worksite employee payroll was $130.7 million. However, for those reporting periods that end on a Thursday, our cash flows are higher due to the collection of the comprehensive service fee and client’s payroll funding prior to processing the large number worksite employees’ payrolls one day subsequent to quarter-end.

•	Operating results - Our net income has a significant impact on our operating cash flows. Our net income increased 3.1% to $34.2 million in 2007 compared to 2006. Please read Results of Operations — Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 on page 22.

•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by

United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $19.3 million surplus, $10.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at September 30, 2007.

•	Workers’ compensation plan funding - Under our arrangement with AIG, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with AIG, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement with AIG can result in changes in the amount of the cash payments to the carriers, which will impact our reporting of operating cash flows. Our claim funds paid to AIG, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $31.3 million, less claims paid of $17.3 million in 2007, and $37.4 million, less claims paid of $15.6 million for the 2006 period. This compares to our estimate of workers’ compensation loss costs of $15.8 million and $27.6 million in 2007 and 2006, respectively. Additionally, in the periods ended September 30, 2007 and 2006, Administaff received $24.3 million and $25.7 million, respectively, from AIG for the return of excess claim funds related to the AIG program.

Effective October 1, 2007, the Company entered into an arrangement with ACE Group of Companies (“ACE”) to provide workers’ compensation insurance coverage (“ACE Program”), with coverage and a program structure substantially consistent with the AIG Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.

Cash Flows Used in Investing Activities
               Cash flows used in investing activities were $13.1 million. We invested approximately $9.5 million in capital expenditures during the first nine months of 2007.
               Cash Flows Used in Financing Activities
               Cash flows used in financing activities were $65.9 million. During the first nine months of 2007, we repurchased $61.3 million in treasury stock and paid $9.0 million in dividends.
Other Matters
               As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper, as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Workers’ Compensation Costs” on page 38 of our Form 10-K for the year ended December 31, 2006, filed with the SEC. Our 2006 Form 10-K is also available on our Web site at www.administaff.com.
               As disclosed in a press release on October 15, 2007, an Administaff laptop computer containing personal information, including names, addresses and Social Security numbers of individuals who were Administaff worksite employees during the calendar year 2006, was reported missing. The Company’s investigation strongly indicates that this was a random event and that the personal information was not specifically targeted. The laptop computer, which was reported missing on October 3, 2007, was password protected. However, the personal information was not saved in an encrypted location, which was a clear violation of Administaff’s policies. The Company has taken steps to notify approximately 96,000 former worksite employees and approximately 63,000 current worksite employees, as well as its current clients, of the missing computer. Additionally, Administaff has offered free credit monitoring services to the affected individuals. The Company estimates that the direct financial costs of responding to this event will be approximately $700,000, which will be substantially incurred in the fourth quarter of 2007. The Company is reviewing applicable insurance coverage, which may provide reimbursement for up to 90% of these costs. The Company has not determined what further impact, if any, this matter will have on its future operations.
ITEM 4. CONTROLS AND PROCEDURES.
               In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.
               There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
               The following table provides information about purchases by Administaff during the three months ended September 30, 2007, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number		Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Program(2)	the Program (2)
07/01/2007 -07/31/2007	77,131	$33.27	9,444,964	1,055,036

08/01/2007 - 08/31/2007	331,200	32.63	9,776,164	723,836

09/01/2007 - 09/30/2007	—	—	9,776,164	723,836

Total	408,331	$32.75	9,776,164	723,836

(1)	On June 7, 2007, our board of directors authorized the repurchase of up to one million additional shares of Administaff common stock, bringing the total amount to 10,500,000 shares, of which 9,776,164 had been repurchased as of September 30, 2007. During the three months ended September 30, 2007, we repurchased 408,331 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS
(a) List of exhibits.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 1, 2007	By:	/s/ Douglas S. Sharp
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