Form 10-K
period 2007-12-31
ADMINISTAFF INC \DE\
filed 2008-02-07
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.
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
Securities Registered Pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 1, 2008, 25,931,221 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2007, closing price of the common stock as reported by the New York Stock Exchange) was approximately $789 million.
     DOCUMENTS INCORPORATED BY REFERENCE
     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 6, 2008, which the registrant intends to file within 120 days of the end of the fiscal year.

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
ITEM 1. BUSINESS.
General
          Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets. We were organized as a corporation in 1986 and have provided PEO services since inception. We also perform recordkeeping services for defined contribution plans and offer an online portal for human resource products, services and information, as well as small business software applications.
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
          As of December 31, 2007, we had 49 sales offices in 24 markets. Our long-term strategy is to operate approximately 90 sales offices located in 40 strategically selected markets. We opened eight new sales offices and entered two new markets in 2007. We intend to open four new sales offices in 2008.
          Our national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resource services. As of December 31, 2007, we had four regional service centers, and had human resource and client service personnel located in a majority of our 24 sales markets. We paid an average of 115,451 worksite employees in the fourth quarter of 2007.
PEO Industry
          The PEO industry began to evolve in the early 1980s largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes broad aspects of the employer/employee relationship. Because PEOs provide employer-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management than a client can individually.
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
          A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Administaff and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry. Currently, 32 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all 32 of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.

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
          The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:
•	Internal Revenue Code (the “Code”);

•	Federal Income Contribution Act (FICA);

•	Federal Unemployment Tax Act (FUTA);

•	Fair Labor Standards Act (FLSA)*;

•	Employee Retirement Income Security Act,as amended (ERISA);

•	Consolidated Omnibus Budget Reconciliation Act of 1987 (COBRA);

•	Immigration Reform and Control Act;(IRCA);

•	Title VII (Civil Rights Act of 1964)*;

•	Americans with Disabilities Act (ADA)*;

•	Age Discrimination in Employment Act (ADEA)*;

•	The Family and Medical Leave Act (FMLA)*;

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Drug-Free Workplace Act*;

•	Occupational Safety and Health Act (OSHA)*;

•	Worker Adjustment and Retraining Notification Act (WARN);

•	Uniformed Services Employment and Reemployment Rights Act (USERRA);

•	State unemployment and employment security laws; and

•	State workers’ compensation laws.

*	And similar state laws
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

Client Service Agreement
          All PEO clients execute an Administaff Client Service Agreement (“CSA”). The CSA generally provides for an on-going relationship, subject to termination by Administaff or the client upon 30 days written notice or upon shorter notice in the event of default. The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs. Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs. New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in improved profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.
          The CSA also establishes the division of responsibilities between Administaff and the client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and are liable for compliance with certain employment-related government regulations. In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees as reported by the client and are responsible for providing specified employee benefits to such persons, regardless of whether the client pays the associated comprehensive service fee. The client retains the employees’ services and remains liable for complying with certain government regulations, compliance with which requires control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are shared by Administaff and the client where such joint responsibility is appropriate. The specific division of applicable responsibilities under the majority of CSAs are as follows:
Administaff
•	Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment);
•	Workers’ compensation compliance, procurement, management and reporting;
•	Compliance with COBRA, HIPAA and ERISA (for each employee benefit plan sponsored solely by Administaff ), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and
•	Employee benefits administration of plans sponsored solely by Administaff.
Client
•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;
•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity based compensation;
•	Assignment to, and ownership of, all client intellectual property rights;
•	Compliance with OSHA regulations, EPA regulations, FLSA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;
•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;
•	Professional licensing requirements, fidelity bonding and professional liability insurance;
•	Products produced and/or services provided; and
•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans.

Joint
•	Implementation of policies and practices relating to the employee/employer relationship; and
•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, FMLA, the Consumer Credit Protection Act, and immigration laws and regulations.
          We maintain employers’ practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims, and as a result, the costs in excess of insurance premiums we incur with respect to this exposure have historically been insignificant to our operating results.
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
Customers
          Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resource practices. We have set a long-term goal to serve approximately 10% of the overall small and medium sized business community. We serve clients and worksite employees located throughout the United States. For the year ended December 31, 2007, Houston, our original market, accounted for approximately 15% of our worksite employees, with other Texas markets contributing an additional 17%. By region, our revenue growth over 2006 and revenue distribution for the year ended December 31, 2007 were as follows:

		% of
	Revenue	Total
	Growth	Revenues

Northeast	21.6%	19.8%
Southeast	11.2%	10.6%
Central	10.9%	14.1%
Southwest	15.7%	34.0%
West	3.9%	20.7%
Other revenue	19.6%	0.8%
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

          Our client base is broadly distributed throughout a wide variety of industries including:
•	Computer and information services — 19%;

•	Management, administration and consulting services — 15%;

•	Finance, insurance and real estate — 14%;

•	Manufacturing — 8%;

•	Wholesale trade —8%;

•	Medical services — 7%;

•	Construction — 7%;

•	Engineering, accounting and legal services — 6%;

•	Retail trade — 6%;

•	Transportation — 2%; and

•	Other — 8%.
          This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
          We focus heavily on client retention. During 2007 and 2006, our retention rate was approximately 80%. Administaff’s client retention record over the last five years reflects that approximately 76% of our clients remain for more than one year, and that the retention rate improves for clients who remain with us for longer periods, up to approximately 86% for clients in their fifth year with Administaff. The average annual retention rate over the last five years was approximately 77%. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.
Marketing and Sales
          As of December 31, 2007, we had 49 sales offices located in 24 markets. Our long-term goal is to operate 90 sales offices in 40 strategically selected markets. Our sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Administaff’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date

Houston	4	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	4	1993
Atlanta	3	1994
Phoenix	2	1995
Chicago	3	1995
Washington D.C.	3	1995
Denver	2	1996
Los Angeles	4	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	4	1999
Baltimore	1	2000
New Jersey	2	2000
San Diego	1	2001

		Initial
Market	Sales Offices	Entry Date

Boston	2	2001
Minneapolis	2	2002
Cleveland	1	2002
Raleigh	1	2006
Jacksonville	1	2007
Kansas City	1	2007
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
          Our marketing strategy is based on the application of techniques that have produced consistent and predictable results in the past. We develop a mix of national and local advertising media and a placement strategy tailored to each individual market. After selecting a market and developing our marketing mix, but prior to entering the market, we engage in an organized media and public relations campaign to prepare the market for our entry and to begin the process of generating sales leads. We market our services through various business promotions and a broad range of media outlets, including television, radio, newspapers, periodicals, direct mail and the Internet. We employ public relations firms for most of our markets as well as advertising consultants to coordinate and implement our marketing campaigns. We have developed an inventory of television, radio and newsprint advertisements, which are utilized in this effort. We continuously seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our PEO service and to more successfully reach our target market.
          In 2004, we entered into an agreement with the Professional Golf Association Champions Tour to become the title sponsor of the annual Administaff Small Business Classic professional golf tournament held in Houston, Texas. In addition, we have entered into a lifetime arrangement with Arnold Palmer to be our national spokesperson, which may be terminated upon notice by either party. Our marketing campaigns use this event and the relationship with Mr. Palmer as a focal point of our brand marketing efforts.
          Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet. These leads result in initial presentations to prospective clients, and ultimately, a predictable number of client census reports. A prospective client’s census report reflects information gathered by the sales representative about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary and desired level of benefits. This information is entered into our customized bid system, which applies Administaff’s proprietary pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, we evaluate the prospective client’s workers’ compensation, health insurance, employer practices and financial stability from a risk management perspective. Upon completion of a favorable risk evaluation, the sales representative presents the bid and attempts to enroll the prospect. Our selling process typically takes approximately 90 days for clients with less than 150 employees, and up to approximately 180 days for larger clients.
Competition
          Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2004 through 2006 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Administaff on a per worksite employee per month basis. During the three-year period from 2004 through 2006, our staff support ratio averaged 49% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 135% and 145%, respectively.
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
          Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition to be the traditional in-house provision of human resource services. The PEO industry is highly fragmented, and we believe Administaff is one of the largest PEOs in the United States. Our largest national competitors include Gevity HR and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, we compete to some extent with: i) fee-for-service providers such as payroll processors and human resource consultants; ii) independent business outsourcing companies; and iii) large regional PEOs in certain areas of the country. As Administaff and other large PEOs expand nationally, we expect that competition may intensify.
Vendor Relationships
          Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare and member insurance companies of ACE American Insurance Company (“ACE”) to be the most significant elements of our employee benefits package. These contracts would be the most difficult to replace.
          We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), Cigna Healthcare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts. The policy with United provides approximately 91% of our health insurance coverage and automatically renews annually, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefits Costs” on page 25.
          Our workers’ compensation coverage (the “ACE Program”) is currently provided through ACE. Under our arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with ACE, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 27.

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
          Central to the system is a transaction processing system that allows us to process a high volume of payroll, invoice, and bid transactions that meet the specific needs of our clients and prospects. We administer our employee benefits through a proprietary application designed to process employee eligibility and enrollments, manage carrier relationships, and maintain a variety of plan offerings. Our retirement services operations are conducted utilizing an industry leading retirement plan administration application in a third-party hosted environment. We utilize commercially available software for other business functions such as finance and accounting, contract and litigation management, sales force activity management and customer relationship management.
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
          We have incorporated a variety of measures to maintain the security and privacy of the information managed through our systems and applications. These measures include industry standard technologies designed to protect, monitor and assess the network environment; best practice security policies and procedures; and standard access controls designed to control access to sensitive and private information.
Industry Regulation
          Administaff’s operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 32 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation.
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
          State Unemployment Taxes
          We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax funds. Rate notices are typically provided by the states during the first quarter of each year; however, some notices are received later. Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states. For additional discussion regarding our SUI tax rates in recent years, please read Item 7. “Management Discussion and Analysis of Financial Condition and Results of

Operations — Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 26.
State Regulation
          While many states do not explicitly regulate PEOs, 32 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. The Company is in compliance with the requirements in all 32 states. Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.
Corporate Office Employees
          We had approximately 1,850 corporate office and sales employees as of December 31, 2007. We believe our relations with our corporate office and sales employees are good. None of our corporate office and sales employees are covered by a collective bargaining agreement.
Intellectual Property
          Administaff currently has registered trademarks, copyrights and other intellectual property. Although the Administaff mark is the most material trademark to our business, our trademarks as a whole are also of considerable importance to us.

ITEM 1A. RISK FACTORS.
          Information on the Company’s risk factors is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Future Results and the Market Price of Common Stock” on page 40.
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
Service Centers
          We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles. Each service center is designed to service approximately 40,000 worksite employees at full capacity.
          The Atlanta service center, which currently services approximately 30% of our worksite employee base, is located in a 40,000 square foot facility under lease until 2014.
          The Dallas service center, which currently services approximately 22% of our worksite employee base, is located in a 40,000 square foot facility, which also serves as our backup data processing and disaster recovery center. The Dallas service center will be relocating to a new 47,500 square foot leased facility in mid 2008, which is under lease until 2016.
          The Houston service center, which currently services approximately 25% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2014. In addition to the service center operations, the facility also contains two sales offices and corporate support operations.
          The Los Angeles service center, which currently services approximately 23% of our worksite employee base, is located in a 45,000 square foot facility under lease until 2012.
Sales Offices
          As of December 31, 2007, we had sales and service personnel in 35 facilities located in 24 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2007, we had 49 sales offices in these 24 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.
ITEM 3. LEGAL PROCEEDINGS.
          We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.
          The following table sets forth the names, ages (as of February 7, 2008) and positions of the Company’s executive officers:

Name	Age	Position

Paul J. Sarvadi	51	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	59	President
A. Steve Arizpe	50	Executive Vice President, Client Services and Chief Operating Officer
Jay E. Mincks	54	Executive Vice President, Sales and Marketing
Douglas S. Sharp	46	Vice President, Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	41	Vice President, Legal, General Counsel and Secretary
          Paul J. Sarvadi has served as Chairman of the Board and Chief Executive Officer since August 2003. Mr. Sarvadi co-founded Administaff in 1986 and served as Vice President and Treasurer of the Company from its inception in 1986 through April 1987, as Vice President from April 1987 through 1989 and as President and Chief Executive Officer from 1989 to August 2003. Prior to founding Administaff, Mr. Sarvadi started and operated several small businesses. Mr. Sarvadi has served as President of NAPEO and was a member of its Board of Directors for five years. He also served as President of the Texas Chapter of NAPEO for three of the first four years of its existence. Mr. Sarvadi was selected as the 2001 National Ernst & Young Entrepreneur Of The Year® for service industries. In 2004, he received the Conn Family Distinguished New Venture Leader Award from Mays Business School at Texas A&M University. In 2007, he was inducted into the Texas Business Hall of Fame.
          Richard G. Rawson has served as President since August 2003. He served as Executive Vice President, Administration, Chief Financial Officer and Treasurer from February 1997 to August 2003. He joined Administaff in 1989 as Senior Vice President, Chief Financial Officer, and Treasurer. He previously served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries. Mr. Rawson has served as President, First Vice President, Second Vice President and Treasurer of NAPEO as well as Chairman of the NAPEO Accounting Practices Committee. Mr. Rawson also serves on the University of Houston’s C.T. Bauer College of Business Dean’s Executive Advisory Board and on the Board of Directors of the YMCA of Greater Houston.
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
          Douglas S. Sharp has served as Vice President, Finance, Chief Financial Officer and Treasurer since August 2003. He joined Administaff in January 2000 as Vice President, Finance and Controller. From July 1994 until he joined Administaff, Mr. Sharp served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small publicly held company; as Controller for a large software company; and as an Audit Manager for Ernst & Young LLP. Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO.

          Daniel D. Herink has served as Vice President, Legal, General Counsel and Secretary since May 2007. Mr. Herink joined Administaff in 2000 as Assistant General Counsel and was promoted to Associate General Counsel in 2002. In his prior responsibilities with Administaff, Herink led the Company’s litigation and property and casualty insurance practice areas and also worked extensively on transactional matters. He previously served as an attorney at Rodriguez, Colvin & Chaney, L.L.P. and McGinnis, Lochridge & Kilgore, L.L.P. He was named a “Texas Super Lawyers — Rising Star” by Texas Monthly in 2005 and 2007. He earned his Bachelor of Science degree in business administration from the University of Nebraska and a Doctorate of Jurisprudence from the University of Texas School of Law, where he was a member of the Texas Law Review and The Order of the Coif. He is also a certified public accountant.

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

2007	High	Low

First Quarter	$43.66	$33.19
Second Quarter	37.66	31.28
Third Quarter	37.96	29.96
Fourth Quarter	41.87	27.63

2006	High	Low

First Quarter	$54.90	$37.55
Second Quarter	58.99	33.20
Third Quarter	39.12	30.30
Fourth Quarter	43.54	32.70
Dividend Policy
          During each quarter of 2007 and 2006, the Board of Directors declared quarterly dividends of $0.11 and $0.09 per share of common stock, respectively. During 2007 and 2006, the Company paid dividends of $11.9 million and $10.0 million, respectively. The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
          The following table provides information about our purchases of Administaff common stock during the three months ended December 31, 2007:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program(2)	Program(2)
10/01/2007 — 10/31/2007	—	$—	9,776,164	723,836
11/01/2007 — 11/30/2007	388,200	34.43	10,164,364	1,335,636
12/01/2007 — 12/31/2007	193,479	30.04	10,357,843	1,142,157
Total	581,679	$32.97	10,357,843	1,142,157

(1)	Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 11,500,000 shares of Administaff common stock, including 1,000,000 shares added in November 2007, of which 10,357,843 shares had been repurchased as of December 31, 2007. During the three months ended December 31, 2007, we purchased 581,679 shares of our common stock.

(2)	Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Performance Graph
          The following graph compares our cumulative total stockholder return since December 31, 2002 with the Standard & Poor’s Small Cap 600 Stock Index and a peer group index composed of other companies with similar business models (Peer Group.) The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2002.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Administaff, Inc., The S&P Smallcap 600 Index
And A Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07

Administaff, Inc.	100.00	289.67	210.17	709.28	727.79	487.39
S&P Smallcap 600	100.00	138.79	170.22	183.30	211.01	210.38
Peer Group	100.00	113.62	120.01	129.84	139.74	137.93

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

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share and statistical data)

Income Statement Data:
Revenues (1)	$1,569,977	$1,389,464	$1,169,612	$969,527	$890,859
Gross profit	305,922	282,729	235,756	197,694	197,105
Operating income	62,214	61,565	43,767	22,131	24,274
Net income from continuing operations	47,492	46,506	29,983	19,210	14,985
Net loss from discontinued operations	—	—	—	—	(2,121)

Net income	47,492	46,506	29,983	19,210	12,864
Diluted net income per share from continuing operations	$1.74	$1.64	$1.12	$0.72	$0.55

Balance Sheet Data:
Working capital	$97,180	$128,401	$93,235	$47,500	$56,032
Total assets	560,651	561,515	495,439	355,388	348,071
Total debt	1,166	1,749	34,890	36,539	42,362
Total stockholders’ equity	198,675	228,445	182,429	126,529	122,634
Cash dividends per share	0.44	0.36	0.28	—	—

Statistical Data:
Average number of worksite employees paid per month during period	110,291	100,675	88,780	77,936	75,036
Revenues per worksite employee per month (2)	$1,186	$1,150	$1,098	$1,037	$989
Gross profit per worksite employee per month	$231	$234	$221	$211	$219
Operating income per worksite employee per month	$47	$51	$41	$24	$27

(1)	Gross billings of $9.437 billion, $8.055 billion, $6.633 billion, $5.377 billion, and $4.829 billion, less worksite employee payroll cost of $7.867 billion, $6.666 billion, $5.463 billion, $4.407 billion and $3.938 billion, respectively.

(2)	Gross billings of $7,130, $6,667, $6,226, $5,749 and $5,363 per worksite employee per month, less payroll cost of $5,944, $5,517, $5,128, $4,712 and $4,373 per worksite employee per month, respectively.

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
Overview
          We provide a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development services. Our long-term strategy continues to be aggregating the best small businesses in the United States on the common platform of our unique human resource service offering, thereby leveraging our buying power to provide additional valuable services to clients. Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month. We often use the average number of worksite employees paid during a period as our unit of measurement in analyzing and discussing our results of operations.
          Our key objective for 2007 was to continue to grow the number of paid worksite employees while appropriately pricing our service offering. We ended 2007 averaging 115,451 paid worksite employees in the fourth quarter, which represents a 10.7% increase over the fourth quarter of 2006. Our average number of worksite employees paid for the full year increased 9.6% over 2006.
          Our 2007 average gross profit per worksite employee per month was $231, a $3 decrease compared to 2006. Lower gross profit per worksite employee in 2007 compared to 2006 was primarily the result of a 3.1% pricing increase offset by a 4.3% direct cost increase.
          Operating expenses increased by 10.2% in 2007 to $243.7 million on a 9.6% increase in the number of worksite employees paid. Operating expenses increased due primarily to investments in sales and service personnel for the current and future growth of our business and associated general and administrative expenses. On a per worksite employee per month basis, operating expenses remained relatively flat, increasing from $183 in 2006 to $184 in 2007.
          Our net income increased 2.1% over 2006 to $47.5 million in 2007.
          We ended 2007 with working capital of $97.2 million. During 2007, we repurchased 2,342,094 shares of our common stock at a total cost of $80.5 million.
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
          Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period and the number of worksite employees enrolled in our benefit plans. Because our total markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which may fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.
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
          Operating Expenses
•	Salaries, wages and payroll taxes — Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation. Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology and administrative support personnel.

•	Stock-based compensation — Our stock-based compensation primarily relates to the recognition of non-cash compensation expense over the vesting period of restricted stock awards. In 2005, the non-cash expenses associated with the acceleration of stock option vesting were also included.

•	General and administrative expenses — Our general and administrative expenses primarily include:
•	rent expenses related to our service centers and sales offices;

•	outside professional service fees related to legal, consulting and accounting services;

•	administrative costs, such as postage, printing and supplies;

•	employee travel expenses; and

•	repairs and maintenance costs associated with our facilities and technology infrastructure.
•	Commissions — Commission expense consists of amounts paid to sales personnel. Commissions for sales personnel are based on a percentage of revenue generated by such personnel.

•	Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Administaff Small Business Classic sponsorship.

•	Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.
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
Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. In April 2007, Administaff and United entered into a new three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction of benefits costs in the second quarter of 2007. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9 million, which is reported as long-term prepaid insurance. As of December 31, 2007, Plan Costs were less than the net cash funded to United by $23.9 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $14.9 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet.

We believe the use of recent claims activity is representative of incurred and paid trends during the reporting period. The estimated completion rate used to compute incurred but not reported claims involves a significant level of judgment. Accordingly, an increase (or decrease) in the completion rates used to estimate the incurred claims would result in an increase (or decrease) in benefits costs and net income would decrease (or increase) accordingly.

The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $654.0 million in 2007:

	Change in	Change in
Change in	Benefits Costs	Net Income
Completion Rate	(in thousands)	(in thousands)

(2.5)%	$(9,593)	$6,207
(1.0)%	(3,837)	2,483
1.0%	3,837	(2,483)
2.5%	9,593	(6,207)
•	State unemployment taxes — We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received.

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
•	Workers’ compensation costs — Our workers’ compensation coverage (the “AIG Program”) from September 1, 2003 through September 30, 2007, was provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The AIG Program is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Effective October 1, 2007, we entered into an arrangement with ACE Group of Companies (“ACE”), to provide workers’ compensation insurance coverage (“ACE Program”), with coverage and a program structure consistent with the AIG Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the years ended December 31, 2007 and 2006, Administaff reduced accrued workers’ compensation costs by $19.6 million and $6.4 million, respectively, for changes in estimated losses and tax surcharges related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2007 and 2006 was 4.5% and 4.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $35.7 million in 2007:

	Change in Workers’	Change in
Change in Loss	Compensation Costs	Net Income
Development Rate	(in thousands)	(in thousands)

(5.0)%	$(2,054)	$1,329
(2.5)%	(1,027)	665
2.5%	1,027	(665)
5.0%	2,054	(1,329)
At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.

Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

As of December 31, 2007, we had restricted cash of $35.3 million and deposits of $51.9 million. We have estimated and accrued $74.4 million in incurred workers’ compensation claim costs as of December 31, 2007.

•	Contingent liabilities — We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. SFAS No. 5 requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As issues develop, we evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.

•	Deferred taxes — We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.

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

•	Property and equipment — Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. In 2007, we began a plan to redevelop the HRTools.com software platform and intend to dispose of the software acquired in 2005. Accordingly, we reduced the carrying amount of the legacy software to its net realizable value, resulting in an impairment loss of $1.2 million.

•	Goodwill and other intangibles — The December 2005 acquisition of HRTools.com and associated software applications included certain identifiable intangible assets and goodwill implied in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
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
          In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. However, the FASB has proposed FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157 (“the proposed FSP”). The proposed FSP would delay the effective date of Statement

157 for all nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.
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
          In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.

Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006.
          The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2007 and 2006.

	Year ended December 31,
	2007	2006	% change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $9.437 billion and $8.055 billion less worksite employee payroll cost of $7.867 billion and $6.666 billion, respectively)	$1,569,977	$1,389,464	13.0%
Gross profit	305,922	282,729	8.2%
Operating expenses	243,708	221,164	10.2%
Operating income	62,214	61,565	1.1%
Other income (expense)	11,225	10,517	6.7%
Net income	47,492	46,506	2.1%
Diluted net income per share of common stock	1.74	1.64	6.1%

Statistical Data:
Average number of worksite employees paid per month	110,291	100,675	9.6%
Revenues per worksite employee per month (1)	$1,186	$1,150	3.1%
Gross profit per worksite employee per month	231	234	(1.3)%
Operating expenses per worksite employee per month	184	183	0.5%
Operating income per worksite employee per month	47	51	(7.8)%
Net income from continuing operations per worksite employee per month	36	38	(5.3)%

(1)	Gross billings of $7,130 and $6,667 per worksite employee per month less payroll cost of $5,944 and $5,517 per worksite employee per month, respectively.
          Revenues
          Our revenues, which represent gross billings net of worksite employee payroll cost, increased 13.0% over 2006 due to a 9.6% increase in the average number of worksite employees paid per month and a 3.1%, or $36, increase in revenues per worksite employee per month. The 3.1% increase in revenues per worksite employee per month was due primarily to increases in the payroll tax and benefit pricing components related to our direct costs.
          By region, our revenue growth over 2006 and revenue distribution for years ended December 31, 2007 and 2006 were as follows:

	Year ended December 31,			Year ended December 31,
	2007	2006	% change	2007	2006
	(in thousands)			(% of total revenue)

Northeast	$311,468	$256,187	21.6%	19.8%	18.5%
Southeast	166,115	149,370	11.2%	10.6%	10.8%
Central	220,728	199,034	10.9%	14.1%	14.3%
Southwest	533,893	461,388	15.7%	34.0%	33.2%
West	325,613	313,317	3.9%	20.7%	22.5%
Other revenues	12,160	10,168	19.6%	0.8%	0.7%

Total revenues	$1,569,977	$1,389,464	13.0%	100.0%	100.0%

          Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During 2007, the 9.6% increase in the average number of worksite employees paid per month resulted primarily from improvements in new client sales and the net change in existing clients.
          Gross Profit
          Gross profit increased 8.2% to $305.9 million compared to 2006. The average gross profit per worksite employee decreased 1.3% to $231 per month in 2007 versus $234 in 2006. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues per worksite employee per month increased 3.1%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.3% to $955 per worksite employee per month in 2007 versus $916 in 2006. The primary direct cost components changed as follows:
•	Benefits costs — The cost of group health insurance and related employee benefits increased $41 per worksite employee per month, or 8.3% on a per covered employee basis, compared to 2006. The percentage of worksite employees covered under our health insurance plan was 73.2% in 2007 versus 72.7% in 2006. Please read “—Critical Accounting Policies and Estimates — Benefits Costs” on page 25 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs decreased $19 per worksite employee per month compared to 2006. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.51% in 2007 from 0.92% in 2006, primarily as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During 2007, the Company recorded reductions in workers’ compensation costs of $19.6 million, or 0.28% of non-bonus payroll costs, for changes in estimated losses and tax surcharges, compared to $6.4 million, or 0.11% of non-bonus payroll costs in 2006. Please read “—Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 27 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs — Payroll taxes increased $18 per worksite employee per month compared to 2006, due to a 7.7% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased from 7.27% in 2006 to 7.06% in 2007, due to: (i) lower state unemployment tax rates in 2007, including a $2.9 million, or 0.04% as a percentage of payroll costs, state unemployment tax refund from the State of Texas, and (ii) increased payroll averages and bonus levels. The 2006 rate includes a $3.3 million payroll tax reduction, or 0.05% as a percentage of payroll costs, related to the California state unemployment tax matter. Please read “—Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 26 for a discussion of our accounting for state unemployment taxes.

     Operating Expenses
     The following table presents certain information related to our operating expenses for the years ended December 31, 2007 and 2006.

	Year ended December 31,			Year ended December 31,
	2007	2006	% change	2007	2006	% change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$131,648	$119,963	9.7%	$99	$99	—
Stock-based compensation	7,513	3,411	120.3%	6	3	100.0%
General and administrative expenses	62,453	57,409	8.8%	47	48	(2.1)%
Commissions	11,795	10,968	7.5%	9	9	—
Advertising	14,143	13,975	1.2%	11	11	—
Depreciation and amortization	16,156	15,438	4.7%	12	13	(7.7)%

Total operating expenses	$243,708	$221,164	10.2%	$184	$183	0.5%

     Operating expenses increased 10.2% to $243.7 million. Operating expenses per worksite employee per month increased 0.5% to $184 in 2007 versus $183 in 2006. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 9.7%, but remained flat on a per worksite employee per month basis compared to 2006. During 2007, the number of corporate employees increased 7.7%, and the average non-bonus pay for corporate employees increased 4.9% as compared to 2006.
•	Stock-based compensation increased $3 per worksite employee per month. Stock-based compensation expense represents the vesting of restricted stock awards and the annual stock grant made to non-employee Directors. Please read Note 1 to the Consolidated Financial Statements on page F-17 for additional information.
•	General and administrative expenses increased 8.8% due primarily to higher expenses associated with the increase in corporate and worksite employee headcount, such as travel, printing and rent. General and administrative expenses decreased $1 per worksite employee per month compared to 2006.
•	Commissions expense increased 7.5%, but remained flat on a per worksite employee per month basis compared to 2006.
•	Advertising costs increased 1.2%, but remained flat on a per worksite employee basis as compared to 2006.
•	Depreciation and amortization expense increased 4.7%, due primarily to the $1.2 million impairment charge related to software associated with the 2005 acquisition of HRTools.com, but declined $1 on a per worksite employee per month basis versus 2006.
     Other Income (Expense)
     Other income (expense) increased to $11.2 million in 2007 compared to $10.5 million in 2006. Interest expense decreased $1.0 million as compared to 2006, due to the repayment in May 2006 of the $32.3 million outstanding variable-rate mortgage on our corporate headquarters.

     Income Tax Expense
     During 2007 we incurred federal and state income tax expense of $25.9 million on pre-tax income of $73.4 million. Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset by tax-exempt interest income. Our effective income tax rate was 35.3% in the 2007 period compared to 35.5% in the 2006 period.
     Net Income
     Net income for 2007 was $47.5 million, or $1.74 per diluted share, compared to $46.5 million, or $1.64 per diluted share in 2006. On a per worksite employee per month basis, net income decreased 5.3% to $36 in 2007 from $38 in 2006.
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

     By region, our revenue growth over 2005 and revenue distribution for years ended December 31, 2006 and 2005 were as follows:

	Year ended December 31,			Year ended December 31,
	2006	2005	% change	2006	2005
		(in thousands)		(% of total revenue)

Northeast	$256,187	194,192	31.9%	18.5%	16.6%
Southeast	149,370	119,969	24.5%	10.8%	10.2%
Central	199,034	162,944	22.1%	14.3%	13.9%
Southwest	461,388	407,997	13.1%	33.2%	34.9%
West	313,317	276,840	13.2%	22.5%	23.7%
Other revenues	10,168	7,670	32.6%	0.7%	0.7%

Total revenues	$1,389,464	$1,169,612	18.8%	100.0%	100.0%

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
     While our revenues per worksite employee per month increased 4.7%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.4% to $916 per worksite employee per month in 2006 versus $877 in 2005. The primary direct cost components changed as follows:
•	Benefits costs — The cost of group health insurance and related employee benefits increased $26 per worksite employee per month to $453 compared to 2005. This increase is due to a 5.7% increase in the cost per covered employee and a slight increase in the percentage of worksite employees covered under our health insurance plan to 72.7% in 2005 versus 72.4% in 2005. Please read “—Critical Accounting Policies and Estimates — Benefits Costs” on page 25 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs — Workers’ compensation costs decreased $5 per worksite employee per month compared to 2005. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.92% in 2006 from 1.09% in 2005, primarily as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During 2006, the Company recorded reductions in workers’ compensation costs of $6.4 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses and tax surcharges, compared to $4.6 million, or 0.09% of non-bonus payroll costs in 2005. Please read “—Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 27 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs — Payroll taxes increased $18 per worksite employee per month compared to 2005, due to a 7.6% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased from 7.46% in 2005 to 7.27% in 2006. The 2006 amount includes a $3.3 million payroll tax reduction, or 0.05% as a percentage of payroll costs, related to the California state unemployment tax matter. Please read “—Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 26 for a discussion of our accounting for state unemployment taxes.

     Operating Expenses
     The following table presents certain information related to our operating expenses for the years ended December 31, 2006 and 2005.

	Year ended December 31,			Year ended December 31,
	2006	2005	% change	2006	2005	% change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$119,963	$99,562	20.5%	$99	$93	6.5%
Stock-based compensation	3,411	2,079	64.1%	3	2	50.0%
General and administrative expenses	57,409	52,960	8.4%	48	50	(4.0)%
Commissions	10,968	10,121	8.4%	9	10	(10.0)%
Advertising	13,975	12,100	15.5%	11	11	—
Depreciation and amortization	15,438	15,167	1.8%	13	14	(7.1)%

Total operating expenses	$221,164	$191,989	15.2%	$183	$180	1.7%

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
     Other Income (Expense)
     Other income (expense) increased to $10.5 million in 2006 compared to $4.0 million in 2005. Interest income increased by $4.8 million, primarily as a result of an increase in cash balances, including cash held in our workers ‘ compensation program, and higher interest rates in 2006. Interest expense decreased $1.2 million as compared to 2005, due to the repayment of the $32.3 million outstanding variable-rate mortgage on our corporate headquarters in May 2006.

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

	Year ended December 31,
	2007	2006	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$7,866,792	$6,665,532	18.0%
Less: bonus payroll cost	845,149	640,552	31.9%

Non-Bonus payroll cost	$7,021,643	$6,024,980	16.5%

Payroll cost per worksite employee (GAAP)	$5,944	$5,517	7.7%
Less: Bonus payroll cost per worksite employee	639	530	20.6%

Non-bonus payroll cost per worksite employee	$5,305	$4,987	6.4%

Liquidity and Capital Resources
     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $210.7 million in cash and cash equivalents and marketable securities at December 31, 2007, of which approximately $101.2 million was payable in early January 2008 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $15.5 million in customer prepayments that were payable in January 2008. At December 31, 2007, we had working capital of $97.2 million compared to $128.4 million at December 31, 2006. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for 2008. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
     Cash Flows From Operating Activities
     Our cash flows from operating activities in 2007 of $75.0 million reflected a decrease of $13.5 million from 2006. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Workers’ compensation plan funding — Effective October 1, 2007, the Company entered into an arrangement with ACE Group of Companies (“ACE”) to provide workers’ compensation insurance coverage (“ACE Program”), with coverage and a program structure consistent with the AIG Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007. Under our arrangements with our insurance carriers, we make monthly payments comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with our carriers, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $45.2 million, less claims paid of $22.9 million in 2007, and $47.4 million, less claims paid of $20.7 million for the 2006 period. However, our estimates of workers’ compensation loss costs were $19.9 million and $37.8 million in 2007 and 2006, respectively. Additionally, during the years ended December 31, 2007 and 2006, AIG returned $24.3 million and $29.7 million, respectively, to Administaff for the return of excess funding related to prior policy periods beginning in 2003.
•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2007, which ended on a Monday, client prepayments were $15.5 million and accrued worksite employee payroll was $110.4 million. In the year ended December 31, 2006, which ended on a Friday, customer prepayments were $9.1 million and accrued worksite employee payroll was $94.8 million.
•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $23.9 million surplus, $14.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2007.
•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income increased to $47.5 million in 2007 from $46.5 million in 2006. Please read “Results of Operations — Year Ended December 31, 2007 Compared to Year Ended December 31, 2006” on page 31.

Cash Flows Used in Investing Activities
     Our cash flows used in investing activities were $2.1 million during 2007. We invested $12.9 million in capital expenditures, primarily computer hardware and software to increase our overall data processing capacity, the life cycle replacement of computing, network and telecommunications equipment, and enhancements to our disaster recovery and security capabilities. In addition, we received $10.5 in net proceeds from the sale and maturity of marketable securities.
     We expect approximately $18.4 million in capital expenditures in 2008.
     Cash Flows Used In Financing Activities
     Cash flows used in financing activities were $85.5 million during 2007.
     We repurchased $80.5 million in treasury stock and paid $11.9 million in dividends, offset by the receipt of $3.9 million in stock option exercise proceeds and $2.9 million in income tax benefit from stock-based compensation.
     Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments as of December 31, 2007, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
Contractual obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligations	$1,166	$629	$537	$—	$—
Non-cancelable operating leases	71,490	10,605	19,887	18,811	22,187
Purchase obligations (1)	12,531	7,622	4,229	380	300
Other long-term liabilities
Accrued workers’ compensation claim costs (2)	74,433	33,616	18,179	15,708	6,930

Total contractual cash obligations	$159,620	$52,472	$42,832	$34,899	$29,417

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs,” on page 27.
Seasonality, Inflation and Quarterly Fluctuations
     We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

Factors That May Affect Future Results and the Market Price of Common Stock
     Liability for Worksite Employee Payroll, Payroll Taxes and Benefits Costs
     Under the CSA, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not as an agent of the client. Our obligations include responsibility for:
•	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client timely pays us the associated service fee;

•	withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Administaff;

•	providing benefits to worksite employees even if our costs to provide such benefits exceed the fees the client pays us.
If a client does not pay us, or if the costs of benefits we provide to worksite employees exceed the fees a client pays us, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.
     Increases in Health Insurance Premiums
     Maintaining health insurance plans that cover worksite employees is a significant part of our business. Our primary health insurance contract expires on December 31, 2009, subject to cancellation by either party upon 180 days notice.
     Health insurance premiums are in part determined by our claims experience and comprise a significant portion of our direct costs. We employ extensive risk management procedures in an attempt to control our claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, if we experience a sudden and unexpected large increase in claim activity, our health insurance costs could increase. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefits Costs,” on page 25.
     Increases in Workers’ Compensation Costs
     The current workers’ compensation contract with ACE expires on September 30, 2008. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.
     Our workers’ compensation coverage (the “ACE Program”) is currently provided through member insurance companies of ACE American Insurance Company (“ACE”). Under our arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with ACE, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 27.
     In conjunction with entering into the AIG Program in 2003, we formed a wholly owned captive insurance subsidiary (the “Captive”). The Captive structure remains in place with the ACE Program. We recognize the Captive as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.
     In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ending September 2003, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”), made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.” A “run-off” is the professional management of an insurance company’s discontinued distressed or nonrenewed lines of insurance and associated liabilities outside of a judicial proceeding. In the event the run-off process is not successful and Kemper is forced into bankruptcy or a similar proceeding, most states have established guaranty funds to pay remaining claims. However, the guarantee associations in some states, including Texas, have asserted that state law returns the liability for open claims under such policies to the insured, as we experienced when another former insurance carrier, Reliance National Indemnity Co., declared bankruptcy in 2001. In that case, the Texas state guaranty association asserted that it was entitled to full reimbursement from us for workers’ compensation benefits paid by the association. Although we settled that dispute within the limits of insurance coverage we had secured to cover potential claims returned to us related to the Reliance policies, if one or more states were to assert that liability for open claims with Kemper should be returned to us, we may be required to make a payment to the state covering estimated claims attributable to us. Any such payment would reduce net income, which may have a material adverse effect on net income in the reported period.
     Increases in Unemployment Tax Rates
     We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax fund. Some states have implemented retroactive cost increases. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations. For additional information related to state unemployment taxes, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — State Unemployment Taxes,” on page 26.
     Need to Renew or Replace Clients
     Our standard CSA can be cancelled by us or the client with 30 to 60 days notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 20% in 2007. There can be no assurance that the number of contract cancellations will continue at these levels or increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate.
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
     We maintain certain general insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims, and as a result, the costs in excess of insurance premiums we incur with respect to this exposure have historically been insignificant to our operating results.
     Because we act as a co-employer, we may be subject to liability for violations of various employment and discrimination laws despite these contractual provisions, even if we do not participate in such violations. Although the CSA provides that the client is to indemnify us for any liability attributable to the client’s conduct, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, which may subject us to liability for the actions of such worksite employees.
     Federal, State and Local Regulation
     As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.
     While many states do not explicitly regulate PEOs, 32 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states.
     Geographic Market Concentration
     While we have sales offices in 24 markets, our Houston and Texas (including Houston) markets accounted for approximately 15% and 32%, respectively, of our worksite employees for the year ended December 31, 2007. Accordingly, while we have a goal of expanding in our current and future markets outside of Texas, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas (including Houston).

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
     Potential Disclosure of Sensitive or Private Information
     Unauthorized access or unintentional disclosure of personal information could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, and maintain stringent privacy and security policies and procedures, any failure or perceived failure to adequately protect sensitive information may result in negative publicity and / or proceedings or actions against us by government entities or others, which could potentially have an adverse affect on our business.
     Thirty-nine states have enacted notification rules concerning privacy and data protection. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
     We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our marketable securities are currently managed by two professional investment management companies, each of which is guided by our investment policy. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist primarily of tax-exempt short-term debt securities.

     The following table presents information about our available-for-sale marketable securities as of December 31, 2007 (dollars in thousands):

	Principal		Average
	Maturities		Interest Rate

2008	$3,895		3.5%
2009	2,725		5.2%
2010	—		—
2011	—		—
2012	—		—
Thereafter	68,245	(1)	4.7%

Total	$74,865		4.7%

Fair Market Value	$74,880

(1)	Includes auction rate securities with original maturities greater than ten years; however, the interest rates reset, at most, every 35 days based on short-term market yields.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2007 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors — Nominees — Class I Directors (For Terms Expiring at the 2011 Annual Meeting),” “— Directors Remaining in Office,” and “— Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).
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
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors — Director Compensation” and “— Executive Compensation” in the Administaff Proxy Statement.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 2: Ratification and Appointment of Independent Public Accountants — Fees of Ernst & Young LLP” and “— Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Administaff Proxy Statement.

PART IV
ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Amended and Restated Bylaws of Administaff, Inc. dated November 13, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock (included as Exhibit A to the Rights Agreement).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of November 13, 2007 between Administaff, Inc. and Mellon Investor Services, LLC, as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

4.3	Form of Rights Certificate (included as Exhibit B to the Rights Agreement).

10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended June 30, 2006).

10.7†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8†	Form of Incentive Stock Option Agreement (2001 Plan — 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9†	Form of Incentive Stock Option Agreement (2001 Plan — 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21(+)	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22(+)	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23(+)	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24(+)	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.25	Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).

10.26(+)	Letter Agreement dated April 21, 2007, between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.27(+)	Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.28(+)	Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 7, 2008.

ADMINISTAFF, INC.
By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Vice President, Finance Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Administaff, Inc. in the capacities indicated on February 7, 2008:

Signature	Title

/s/ Paul J. Sarvadi Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard G. Rawson Richard G. Rawson	President and Director

/s/ Douglas S. Sharp Douglas S. Sharp	Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial Officer)

* Michael W. Brown	Director

* Jack M. Fields, Jr.	Director

* Eli Jones	Director

* Paul S. Lattanzio	Director

* Gregory E. Petsch	Director

/s/ Austin P. Young Austin P. Young	Director

* By: /s/ Daniel D. Herink Daniel D. Herink, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
     We have audited the accompanying Consolidated Balance Sheets of Administaff, Inc. as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with United States generally accepted accounting principles.
     As discussed in Notes 1 and 5 to the Consolidated Financial Statements, in 2007 the Company changed its method of accounting for income taxes.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Administaff, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2008 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 4, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL
     The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 based on criteria established by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2007 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page F- 4.
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
     The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp

Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Vice President, Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
We have audited Administaff, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Administaff, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Administaff, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Administaff, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Administaff, Inc. and our report dated February 4, 2008 expressed an unqualified opinion thereon.
Ernst & Young LLP
Houston, Texas
February 4, 2008

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,
	2007	2006
Current assets:
Cash and cash equivalents	$135,793	$148,416
Restricted cash	35,318	37,405
Marketable securities	74,880	85,617
Accounts receivable:
Trade, net	3,299	8,157
Unbilled	125,318	112,432
Other	6,217	2,134
Prepaid insurance	22,395	10,660
Other current assets	6,273	4,573
Income taxes receivable	3,918	3,193
Deferred income taxes	—	2,492

Total current assets	413,411	415,079

Property and equipment:
Land	2,920	2,920
Buildings and improvements	61,620	60,120
Computer hardware and software	65,518	61,375
Software development costs	21,624	20,588
Furniture and fixtures	32,004	30,537
Aircraft	21,909	22,091

	205,595	197,631
Accumulated depreciation and amortization	(127,654)	(116,511)

Total property and equipment, net	77,941	81,120

Other assets:
Prepaid health insurance	9,000	11,000
Deposits — health insurance	2,811	2,461
Deposits — workers’ compensation	51,909	46,429
Goodwill and other intangible assets, net	4,785	4,922
Other assets	794	504

Total other assets	69,299	65,316

Total assets	$560,651	$561,515

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2007	2006
Current liabilities:
Accounts payable	$5,236	$3,802
Payroll taxes and other payroll deductions payable	113,929	116,926
Accrued worksite employee payroll cost	110,406	94,818
Accrued health insurance costs	19,297	2,824
Accrued workers’ compensation costs	37,150	39,035
Accrued corporate payroll and commissions	20,123	21,381
Other accrued liabilities	8,395	7,309
Current portion of capital lease obligations	629	583
Deferred income taxes	1,066	—

Total current liabilities	316,231	286,678

Noncurrent liabilities:
Capital lease obligations	537	1,166
Accrued workers’ compensation costs	39,116	40,019
Deferred income taxes	6,092	5,207

Total noncurrent liabilities	45,745	46,392

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized — 20,000 Shares issued and outstanding — none	—	—
Common stock, par value $0.01 per share:
Shares authorized — 60,000 Shares issued — 30,839 at December 31, 2007 and 2006, respectively	309	309
Additional paid-in capital	138,640	135,942
Treasury stock, at cost — 4,622 and 3,176 shares at December 31, 2007 and 2006, respectively	(123,600)	(55,405)
Accumulated other comprehensive income (loss), net of tax	5	(131)
Retained earnings	183,321	147,730

Total stockholders’ equity	198,675	228,445

Total liabilities and stockholders’ equity	$560,651	$561,515

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005

Revenues (gross billings of $9.437 billion, $8.055 billion and $6.633 billion less worksite employee payroll cost of $7.867 billion, $6.666 billion, and $5.463 billion, respectively)	$1,569,977	$1,389,464	$1,169,612

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,264,055	1,106,735	933,856

Gross profit	305,922	282,729	235,756

Operating expenses:
Salaries, wages and payroll taxes	131,648	119,963	99,562
Stock-based compensation	7,513	3,411	2,079
General and administrative expenses	62,453	57,409	52,960
Commissions	11,795	10,968	10,121
Advertising	14,143	13,975	12,100
Depreciation and amortization	16,156	15,438	15,167

	243,708	221,164	191,989

Operating income	62,214	61,565	43,767

Other income (expense):
Interest income	11,718	11,383	6,549
Interest expense	(111)	(1,111)	(2,359)
Other, net	(382)	245	(210)

	11,225	10,517	3,980

Income before income tax expense	73,439	72,082	47,747
Income tax expense	25,947	25,576	17,764

Net income	$47,492	$46,506	$29,983

Basic net income per share of common stock	$1.78	$1.69	$1.16

Diluted net income per share of common stock	$1.74	$1.64	$1.12

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

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2006	30,839	$309	$135,942	$—	$(55,405)	$(131)	$147,730	$228,445
Purchase of treasury stock, at cost	—	—	—	—	(80,521)	—	—	(80,521)
Exercise of stock options	—	—	(2,618)	—	6,554	—	—	3,936
Income tax benefit from stock-based compensation	—	—	2,936	—	—	—	—	2,936
Stock-based compensation expense	—	—	2,124	—	5,389	—	—	7,513
Other	—	—	256	—	383	—	—	639
Dividends paid	—	—	—	—	—	—	(11,901)	(11,901)
Change in unrealized loss on marketable securities, net of tax:
Unrealized loss	—	—	—	—	—	(129)	—	(129)
Realized loss	—	—	—	—	—	265	—	265
Net income	—	—	—	—	—	—	47,492	47,492

Comprehensive income	—	—	—	—	—	—	—	47,628

Balance at December 31, 2007	30,839	$309	$138,640	$—	$(123,600)	$5	$183,321	$198,675

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$47,492	$46,506	$29,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,548	15,531	15,692
Stock-based compensation	7,513	3,411	2,079
Deferred income taxes	4,370	4,204	(5,222)
Changes in operating assets and liabilities:
Restricted cash	2,087	(9,825)	(9,069)
Accounts receivable	(12,111)	(24,312)	(31,201)
Prepaid insurance	657	(646)	(3,254)
Other current assets	(1,873)	91	209
Other assets	(4,120)	7,686	14,015
Accounts payable	1,434	(1,177)	1,849
Payroll taxes and other payroll deductions payable	(2,997)	15,633	36,822
Accrued worksite employee payroll expense	15,588	16,425	19,116
Accrued health insurance costs	4,081	(1,468)	(1,504)
Accrued workers’ compensations costs	(2,788)	16,149	20,643
Accrued corporate payroll, commissions and other accrued liabilities	(172)	3,438	8,114
Income taxes payable/receivable	(725)	(3,193)	13,401

Total adjustments	27,492	41,947	81,690

Net cash provided by operating activities	74,984	88,453	111,673

Cash flows from investing activities:
Marketable securities:
Purchases	(87,643)	(70,786)	(55,819)
Proceeds from maturities	86,877	43,126	1,379
Proceeds from dispositions	11,296	50	24,084
Cash received (exchanged) for note receivable	173	—	(453)
Acquisition of HRTools.com	—	—	(6,250)
Property and equipment:
Purchases	(12,868)	(12,931)	(28,577)
Proceeds from dispositions	52	161	175

Net cash used in investing activities	(2,113)	(40,380)	(65,461)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Purchase of treasury stock	$(80,521)	$(24,174)	$(12,200)
Dividends paid	(11,901)	(10,021)	(7,387)
Proceeds from the exercise of stock options	3,936	16,833	30,079
Principal repayments on long-term debt and capital lease obligations	(583)	(33,141)	(1,649)
Income tax benefit from stock-based compensation	2,936	12,700	—
Other	639	739	612

Net cash provided by (used in) financing activities	(85,494)	(37,064)	9,455

Net increase (decrease) in cash and cash equivalents	(12,623)	11,009	55,667
Cash and cash equivalents at beginning of year	148,416	137,407	81,740

Cash and cash equivalents at end of year	$135,793	$148,416	$137,407

Supplemental disclosures:
Cash paid for income taxes	$22,501	$12,482	$10,834
Cash paid for interest	$111	$1,066	$2,243
Noncash Investing and Financing Activities:
     During 2005, the Company traded in its existing aircraft valued at $2.8 million and paid an additional $19.0 million to acquire a new aircraft.
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
     The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2007, 2006 and 2005, revenues from the Company’s Texas markets represented 32%, 32% and 33% of the Company’s total revenues, respectively.
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
Marketable Securities
     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2007 and 2006, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealizedgains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).
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
     Software development costs relate primarily to the Company’s proprietary professional employer information system and are accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
     The Company accounts for software acquired in connection with the 2005 acquisition of HRTools.com in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. This Statement establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased.
     The Company periodically evaluates its long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.
     During 2007, the Company embarked on a strategy to redevelop the technological platform for the HRTools.com software products; as a result, the unamortized software costs were written down to the net realizable value, resulting in an impairment charge of $1.2 million, which is included in amortization expense in the Consolidated Statement of Operations.
Goodwill and Other Intangible Assets
     The December 2005 acquisition of HRTools.com and associated software applications included certain identifiable intangible assets and goodwill in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment on an annual basis or when indicators of impairment exist, and written down when impaired. As of December 31, 2007, no impairment write downs were necessary. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Administaff’s purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
respective assets, five to ten years. As of December 31, 2007 and 2006, the carrying amount and accumulated amortization related to purchased intangibles, including software, were $3.1 million and $2.2 million, and $2.9 million and $425,000, respectively. The Company’s amortization expense related to purchased intangible assets other than goodwill, including the impairment charge, was $1.8 million in 2007 and is estimated to be $181,000 per year during 2008 through 2010 and $131,000 in 2011 and 2012.
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
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In April 2007, Administaff and United entered into a new three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction of benefits costs in the second quarter of 2007. As of December 31, 2007, Plan Costs were less than the net cash funded to United by $23.9 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $14.9 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet.
Workers’ Compensation Costs
     Our workers’ compensation coverage (the “AIG Program”) from September 1, 2003 through September 30, 2007, was provided through selected member insurance companies of American International Group, Inc. (“AIG”). Under our arrangement with AIG, we bear the economic burden for the first $1 million layer of claims per occurrence. AIG bears the economic burden for all claims in excess of such first $1 million layer. The AIG Program is a fully insured policy whereby AIG has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Effective October 1, 2007, we entered into an arrangement with ACE Group of Companies (“ACE”), to provide workers’ compensation insurance coverage (“ACE Program”), with coverage and a program structure consistent with the AIG Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.
     Because the Company bears the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of the Company’s workers’ compensation costs, are recorded in the

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
period incurred. Workers compensation insurance includes ongoing healthcare and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.
     The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the year ended December 31, Administaff reduced accrued workers’ compensation costs by $19.6 million in 2007 and $6.4 million in 2006 for changes in estimated losses and tax surcharges related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2007 and 2006 was 4.5% and 4.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the years ended December 31, 2007 and 2006 (in thousands):

	Year ended
	2007	2006

Beginning balance	$77,424	$60,272
Accrued claims	23,237	44,284
Present value discount	(3,370)	(6,460)
Paid claims	(22,858)	(20,672)

Ending balance	$74,433	$77,424

Current portion of accrued claims	$35,317	$37,405
Long-term portion of accrued claims	39,116	40,019

	$74,433	$77,424

     As of December 31, the undiscounted accrued workers’ compensation costs were $88.5 million in 2007 and $90.3 million in 2006.
     At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.
     The Company’s estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while its estimate of incurred claim costs

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expected to be paid beyond one year are included in long-term liabilities on the Company’s Consolidated Balance Sheets.
     As of December 31, 2007, the Company had restricted cash of $35.3 million and deposits of $51.9 million.
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
Stock-Based Compensation
     At December 31, 2007, the Company has three stock-based employee compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective January 1, 2006, the Company began accounting for these plans under the recognition and measurement principles of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
     During the first quarter of 2005, the Company accelerated the vesting of all outstanding stock options, resulting in the recognition of $790,000 ($497,000, net of taxes) of stock-based compensation expense. Because the Company accelerated the vesting of all outstanding stock options during the first quarter of 2005, the adoption of SFAS 123(R) did not have a material impact on our results of operations in 2006. The cumulative effect of the change in accounting principle associated with the adoption of Statement 123(R) resulted in a $50,000 reduction in stock-based compensation and the reclassification of $2.9 million in previously recognized deferred compensation to additional paid-in capital and treasury stock. In accordance with Statement 123(R), the Company has presented its income tax benefit from stock-based compensation as a financing activity in the Consolidated Statement of Cash Flows, beginning in 2006.
     The Company generally makes annual grants of restricted and unrestricted stock under its stock-based incentive compensation plans to its directors, officers and other management. Restricted stock grants to officers and other management vest over three to five years from the date of grant. Annual stock grants issued to directors are 100% vested on the grant date. Shares of restricted stock are based on fair value on date of grant and the associated

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
expense net of estimated forfeitures is recognized over the vesting period. At December 31, 2007, 2006 and 2005, the Company recognized $7.5 million ($4.9 million net of taxes), $3.4 million ($2.2 million net of taxes), and $1.3 million ($810,000 net of taxes), respectively, of stock-based compensation expense associated with the stock grants. As of December 31, 2007, unrecognized compensation expense associated with the non-vested shares outstanding was $11.4 million and is expected to be recognized over a weighted average period of 24 months.
     The following table illustrates the effect on net income and net income per share in 2005 had the Company applied the fair value recognition provisions of Statement 123(R) to stock-based employee compensation.

(In thousands, except per share amounts)

Net income, as reported	$29,983
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(506)

Pro forma net income	$29,477

Net income per share:
Basic — as reported	$1.16
Basic — pro forma	$1.14
Diluted — as reported	$1.12
Diluted — pro forma	$1.10
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
Employee Savings Plan
     The Company matches 100% of eligible corporate employees’ contributions, up to 6% of the employee’s eligible compensation. The match percentage for worksite employees ranges from 0% to 6%, as determined by each client company. In all cases, the match contributions are immediately vested. During 2007, 2006 and 2005, the Company made employer-matching contributions of $44.0 million, $32.8 million and $24.4 million, respectively. Of these contributions, $39.8 million, $29.2 million and $21.4 million were made on behalf of worksite employees. The remainder represents employer contributions made on behalf of corporate employees.
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
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.
     In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The Company is evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements. However, the FASB has proposed FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157 (“the proposed FSP”). The proposed FSP would delay the effective date of Statement 157 for all nonfinanical assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.
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
     In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our consolidated financial statements.
2. Accounts Receivable
     The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $809,000 and $863,000 as of December 31, 2007 and 2006, respectively. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of specific accounts and by making a general provision for other potentially uncollectible amounts.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2007 and 2006, unbilled accounts receivable consisted of the following:

	2007	2006
	(in thousands)

Accrued worksite employee payroll cost	$110,406	$94,818
Unbilled revenues	30,370	26,670
Customer prepayments	(15,458)	(9,056)

Unbilled accounts receivable	$125,318	$112,432

3. Marketable Securities
     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2007 and 2006:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

December 31, 2007:

State and local government securities	74,875	5	—	74,880

	$74,875	$5	$—	$74,880

December 31, 2006:

Fixed income mutual funds	$11,703	$—	$(188)	$11,515
State and local government securities	74,118	—	(16)	74,102

	$85,821	$—	$(204)	$85,617

     For the years ended December 31, 2007, 2006 and 2005, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities are as follows:

			Net
			Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)
	(in thousands)

2007	$1	$(407)	$(406)
2006	1	—	1
2005	6	(104)	(98)

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of December 31, 2007, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Less than one year	$3,901	$3,905
One to five years	2,729	2,730
Six to ten years	—	—
Greater than ten years	68,245	68,245	(1)

Total	$74,875	$74,880

(1)	Includes auction rate securities with original maturities greater than ten years; however, the interest rates reset, at most, every 35 days based on short-term market yields.
4. Deposits
     In 2007, Administaff and United entered into a new three-year arrangement, whereby a previous contractual requirement to maintain an accumulated cash surplus in the plan of $11.0 million was reduced to $9.0 million, reported as long-term prepaid health insurance.
     As of December 31, 2007, the Company had $51.9 million of workers’ compensation long-term deposits. Please see Note 1 for a discussion of our accounting policies for workers’ compensation costs.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Income Taxes
     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(9,114)	$(4,406)
Depreciation	(3,858)	(3,125)
Software development costs	(855)	(712)
Other	(52)	—

Total deferred tax liabilities	(13,879)	(8,243)

Deferred tax assets:
Workers’ compensation accruals	3,092	2,681
Long-term capital loss carry-forward	1,142	1,156
State unemployment tax accruals	526	528
Accrued rent	651	636
Stock-based compensation	2,147	1,247
State income taxes net operating loss carryforward	—	273
Uncollectible accounts receivable	305	325
Other	—	111

Total deferred tax assets	7,863	6,957
Valuation allowance	(1,142)	(1,429)

Total net deferred tax assets	6,721	5,528

Net deferred tax assets (liabilities)	$(7,158)	$(2,715)

Net current deferred tax assets (liabilities)	$(1,066)	$2,492
Net noncurrent deferred tax liabilities	(6,092)	(5,207)

	$(7,158)	$(2,715)

The components of income tax expense are as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Current income tax expense:
Federal	$20,328	$19,778	$21,875
State	1,248	1,594	1,111

Total current income tax expense	21,576	21,372	22,986
Deferred income tax expense (benefit):
Federal	4,091	3,900	(4,698)
State	280	304	(524)

Total deferred income tax (benefit) expense	4,371	4,204	(5,222)

Total income tax expense	$25,947	$25,576	$17,764

     In 2007, 2006 and 2005, income tax benefits of $2.9 million, $12.7 million and $12.8 million, respectively,

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.
     The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)

Expected income tax expense at 35%	$25,704	$25,229	$16,711
State income taxes, net of federal benefit	1,152	1,233	639
Nondeductible expenses	754	503	770
Tax-exempt interest income	(1,814)	(1,394)	(325)
Valuation allowance against long-term capital loss carry-forward	142	—	34
Other, net	9	5	(65)

Reported total income tax expense	$25,947	$25,576	$17,764

     As a result of the write-off of the investments in other companies during 2001 and 2002, the Company has capital loss carryforwards totaling $3.1 million that will expire during 2008, but can only be used to offset future capital gains. The Company has a valuation allowance of $3.1 million against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration. The valuation allowance was reduced by $2.7 million in 2006 as a result of expired capital loss carryforwards. In addition, the Company has incurred net operating losses at the subsidiary level for state income tax purposes totaling $544,000 ($42,000 tax effected) that expire from 2008 to 2026.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2004 — 2007 remain open to examination by the Internal Revenue Service of the United States.
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset by tax exempt interest income. The income tax rate for the year ended December 31, 2007 was 35.3%.
6. Stockholders’ Equity
     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 11,500,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2007, 2006 and 2005, the Company repurchased 2,342,094, 614,126, and 649,100 shares at a cost of $80.5 million, $24.2 million and $12.2 million, respectively. As of December 31, 2007, the Company had repurchased 10,357,843 shares under this program at a total cost of approximately $199.6 million. As a result, the Company has the authorization to repurchase an additional 1,142,157 shares.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     During each quarter of 2007 and 2006, the Board declared a dividend of $0.11 and $0.09 per share of common stock, resulting in a total of $11.9 million and $10.0 million in dividend payments paid by the Company, respectively.
     At December 31, 2007, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has one preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on November 13, 2017.
7. Employee Incentive Plans
     The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board has granted limited authority to the Chief Executive Officer of the Company regarding the granting of stock options to employees who are not officers. The Company may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. The 1997 Incentive Plan expired on April 24, 2005; therefore no new grants may be made under the Plan. At December 31, 2007, 977,501 shares of common stock were available for future grants under the 2001 Incentive Plan. The Incentive Plans permit stock options, primarily intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.
     The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provides for options to purchase shares of the Company’s common stock that may be granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company are authorized to be issued under the Nonqualified Plan. At December 31, 2007, 639,863 shares of common stock were available for future grants under the Nonqualified Plan. The purpose of the Nonqualified Plan is similar to that of the Incentive Plans. The Nonqualified Plan is administered by the Chief Executive Officer of the Company (the “CEO”). The CEO has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price (which may not be less than market value on the grant date), the number of shares and all of the terms of the options. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The primary purpose of the accelerated vesting was to eliminate future compensation expense the Company would otherwise recognize in its income statement with respect to these accelerated options subsequent to the January 1, 2006 effective date of FASB Statement No. 123(R).
     The following summarizes stock option activity and related information:

	Year ended December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except per share amounts)

Outstanding — beginning of year	2,127	$22.02	3,174	$20.32	5,422	$17.98
Granted	—	—	—	—	31	17.94
Exercised	(301)	13.10	(1,028)	16.37	(2,152)	13.98
Cancelled	(3)	32.98	(19)	43.36	(127)	27.22

Outstanding — end of year	1,823	$23.48	2,127	$22.02	3,174	$20.32

Exercisable — end of year	1,823	$23.48	2,127	$22.02	3,174	$20.32

Weighted average fair value of options granted during year		$—		$—		$11.27
     The following summarizes information related to stock options outstanding at December 31, 2007:

		Options Outstanding & Exercisable
		Weighted Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price
(share amounts in thousands)

$ 4.02 to $10.00	180	3.9	$7.58
$10.01 to $15.00	229	5.7	12.89
$15.01 to $20.00	715	3.3	18.32
$20.01 to $30.00	259	3.6	23.85
$30.01 to $43.69	440	2.8	43.66

Total	1,823	3.6	$23.48

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Awards
     Restricted common shares, under fixed plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, three to five years for the Company’s shares currently outstanding. The Company has recognized $7.5 million, $3.4 million and $1.3 million of compensation expense associated with the restricted stock awards in 2007, 2006 and 2005, respectively. As of December 31, 2007, unrecognized compensation expense associated with the non-vested shares outstanding was $11.4 million and is expected to be recognized over a weighted average period of 24 months.
     The following summarizes restricted stock awards as of December 31, 2007 and 2006:

	Year ended December 31,
	2007		2006		2005
		Market Value		Market Value		Market Value
	Shares	at Grant Date	Shares	at Grant Date	Shares	at Grant Date

Non-vested — beginning of year	404,793	$30.33	284,200	$14.86	—	$—
Granted	296,302	35.53	230,354	43.17	303,600	14.86
Vested	(171,345)	39.28	(101,060)	43.10	—	—
Cancelled/Forfeited	(1,701)	27.04	(8,701)	23.25	(19,400)	14.86

Non-vested — end of year	528,049	34.09	404,793	30.33	284,200	14.86

8. Earnings Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended December 31,
	2007	2006	2005
	(in thousands)

Denominator:
Basic — weighted average shares outstanding	26,660	27,470	25,932
Effect of dilutive securities — treasury stock method:
Common stock options	537	790	839
Restricted stock awards	67	101	83

Diluted — weighted average shares outstanding plus effect of dilutive securities	27,264	28,361	26,854

     Options, restricted stock awards and/or warrants to purchase 808,000, 326,000 and 1,799,000 shares of common stock were not included in the diluted net income per share calculation for 2007, 2006 and 2005, respectively, because their inclusion would have been anti-dilutive. All outstanding warrants expired in the first quarter of 2005.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases
     The Company leases various office facilities, furniture, equipment and vehicles under capital and operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $10,460,000, $9,586,000 and $8,847,000 in 2007, 2006 and 2005, respectively. At December 31, 2007, future minimum rental payments under noncancelable operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2008	$10,605	$695
2009	10,396	555
2010	9,491	—
2011	9,688	—
2012	9,123	—
Thereafter	22,187	—

Total minimum lease payments	$71,490	$1,250

Less amount representing interest		(84)

Total present value of minimum payments		1,166
Less current portion		629

Long-term capital lease obligations		$537

Capital Lease Obligations
     In October 2002, the Company entered into a capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term. As of December 31, 2007 and 2006, the capitalized cost and accumulated amortization under the capital lease arrangement were $3.8 million and $2.8 million, and $3.8 million and $2.3 million, respectively. Amortization of the capitalized lease costs is included in depreciation and amortization in the Consolidated Statements of Operations.
10. Commitments and Contingencies
     The Company enters into non-cancelable fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2007 future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2008	$7,622
2009	4,039
2010	190
2011	190
2012	190
Thereafter	300

Total obligations	$12,531

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)

Year ended December 31, 2007:

Revenues	$407,758	$376,758	$383,380	$402,081
Gross profit	68,067	78,467	75,042	84,346
Operating income	10,027	18,314	15,802	18,071	(1)
Net income	8,393	13,645	12,154	13,300
Basic net income per share	0.31	0.51	0.46	0.51
Diluted net income per share	0.30	0.50	0.45	0.50

Year ended December 31, 2006:

Revenues	$360,636	$337,778	$338,421	$352,629
Gross profit	67,993	68,216	71,864	74,656
Operating income	14,394	13,975	16,301	16,895
Net income	10,541	10,497	12,113	13,355	(2)
Basic net income per share	0.39	0.38	0.44	0.49
Diluted net income per share	0.37	0.37	0.43	0.47

(1)	In December 2007, the Company incurred an impairment charge of $1.2 million related to software acquired in the HRTools.com acquisition. Please read Footnote 1, “Accounting Policies — Property and Equipment” on page F-14.

(2)	In December 2006, the Company reduced its state unemployment tax accrual by $3.3 million. For additional information related to this matter, please read Critical Accounting Policies and Estimates — State Unemployment Taxes” on page 26.

Index to Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2	Amended and Restated Bylaws of Administaff, Inc. dated November 13, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock (included as Exhibit A to the Rights Agreement).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2	Rights Agreement dated as of November 13, 2007 between Administaff, Inc. and Mellon Investor Services, LLC, as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

4.3	Form of Rights Certificate (included as Exhibit B to the Rights Agreement).

10.1†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6†	Administaff, Inc. 2001 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended June 30, 2006).

10.7†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8†	Form of Incentive Stock Option Agreement (2001 Plan — 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9†	Form of Incentive Stock Option Agreement (2001 Plan — 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13	Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14	First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15	Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16	Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17	First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18	Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20	Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated December 20, 2002, executed by Administaff Services, L.P. in favor of General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.21(+)	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22(+)	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23(+)	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24(+)	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.25	Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).

10.26(+)	Letter Agreement dated April 21, 2007, between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.27(+)	Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.28(+)	Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

21.1*	Subsidiaries of Administaff, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.