Form 10-Q
period 2008-03-31
ADMINISTAFF INC \DE\
filed 2008-05-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________to ____________
Commission File No. 1-13998
Administaff, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0479645 (I.R.S. Employer Identification No.)

19001 Crescent Springs Drive Kingwood, Texas (Address of principal executive offices)	77339 (Zip Code)
(Registrant’s Telephone Number, Including Area Code): (281) 358-8986
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2008, 26,092,290 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$159,311	$135,793
Restricted cash	34,729	35,318
Marketable securities	25,942	74,880
Accounts receivable, net:
Trade	2,069	3,299
Unbilled	154,999	125,318
Other	2,431	6,217
Prepaid insurance	22,404	22,395
Other current assets	7,869	6,273
Income taxes receivable	—	3,918

Total current assets	409,754	413,411

Property and equipment:
Land	2,920	2,920
Buildings and improvements	62,051	61,620
Computer hardware and software	66,697	65,518
Software development costs	21,972	21,624
Furniture and fixtures	32,493	32,004
Aircraft	21,909	21,909

	208,042	205,595
Accumulated depreciation and amortization	(128,976)	(127,654)

Total property and equipment, net	79,066	77,941

Marketable securities	7,850	—
Prepaid health insurance	9,000	9,000
Deposits — healthcare	3,061	2,811
Deposits — workers’ compensation	58,674	51,909
Goodwill and other intangible assets, net	4,751	4,785
Other assets	820	794

Total other assets	84,156	69,299

Total assets	$572,976	$560,651

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007
	(Unaudited)

Current liabilities:
Accounts payable	$4,457	$5,236
Payroll taxes and other payroll deductions payable	111,127	113,929
Accrued worksite employee payroll cost	137,643	110,406
Accrued health insurance costs	14,126	19,297
Accrued workers’ compensation costs	36,882	37,150
Accrued corporate payroll and commissions	10,392	20,123
Other accrued liabilities	7,826	8,395
Current portion of capital lease obligations	640	629
Income tax payable	888	—
Deferred income taxes	2,480	1,066

Total current liabilities	326,461	316,231

Noncurrent liabilities:
Accrued workers’ compensation costs	41,991	39,116
Capital leases obligations	373	537
Deferred income taxes	6,827	6,092

Total noncurrent liabilities	49,191	45,745

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,780	138,640
Treasury stock, at cost	(135,368)	(123,600)
Accumulated other comprehensive loss, net of tax	14	5
Retained earnings	193,589	183,321

Total stockholders’ equity	197,324	198,675

Total liabilities and stockholders’ equity	$572,976	$560,651

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues (gross billings of $2.554 billion and $2.275 billion less worksite employee payroll cost of $2.098 billion and $1.867 billion, respectively)	$456,066	$407,758

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	369,459	339,691

Gross profit	86,607	68,067

Operating expenses:
Salaries, wages and payroll taxes	36,979	32,045
Stock-based compensation	2,385	1,308
General and administrative expenses	18,739	15,946
Commissions	3,094	2,919
Advertising	3,778	2,102
Depreciation and amortization	3,646	3,720

	68,621	58,040

Operating income	17,986	10,027

Other income (expense):
Interest income	2,507	2,997
Other, net	(33)	(23)

Income before income tax expense	20,460	13,001

Income tax expense	7,304	4,608

Net income	$13,156	$8,393

Basic net income per share of common stock	$0.52	$0.31

Diluted net income per share of common stock	$0.51	$0.30

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2007	30,839	$309	$138,640	$(123,600)	$5	$183,321	$198,675
Purchase of treasury stock	—	—	—	(15,038)	—	—	(15,038)
Exercise of stock options	—	—	(457)	1,173	—	—	716
Income tax benefit from stock-based compensation	—	—	116	—	—	—	116
Stock-based compensation expense	—	—	474	1,911	—	—	2,385
Other	—	—	7	186	—	—	193
Dividends paid	—	—	—	—	—	(2,888)	(2,888)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	9	—	9
Net income	—	—	—	—	—	13,156	13,156

Comprehensive income							13,165

Balance at March 31, 2008	30,839	$309	$138,780	$(135,368)	$14	$193,589	$197,324

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,156	$8,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,657	3,716
Stock-based compensation	2,385	1,308
Deferred income taxes	2,149	(1,246)
Changes in operating assets and liabilities:
Restricted cash	519	762
Accounts receivable	(24,665)	(3,290)
Prepaid insurance	10,123	6,702
Other current assets	(1,596)	(2,265)
Other assets	(6,971)	(7,513)
Accounts payable	(779)	(457)
Payroll taxes and other payroll deductions payable	(2,802)	4,372
Accrued worksite employee payroll expense	27,237	11,039
Accrued health insurance costs	(15,303)	1,791
Accrued workers’ compensation costs	2,607	(498)
Accrued corporate payroll, commissions and other accrued liabilities	(10,300)	(13,968)
Income taxes payable/receivable	4,922	5,472

Total adjustments	(8,817)	5,925

Net cash provided by operating activities	4,339	14,318

Cash flows from investing activities:
Marketable securities:
Purchases	—	(46,618)
Proceeds from dispositions	41,097	41,714
Property and equipment:
Purchases	(4,818)	(1,839)
Proceeds from dispositions	70	9

Net cash provided by (used in) investing activities	36,349	(6,734)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from financing activities:
Purchase of treasury stock	$(15,038)	$(12,707)
Dividends paid	(2,888)	(3,075)
Proceeds from the exercise of stock options	716	710
Principal repayments on capital lease obligations	(153)	(141)
Other	193	214

Net cash used in financing activities	(17,170)	(14,999)

Net increase (decrease) in cash and cash equivalents	23,518	(7,415)
Cash and cash equivalents at beginning of period	135,793	148,416

Cash and cash equivalents at end of period	$159,311	$141,001

Supplemental disclosures:
Cash paid for income taxes	$281	$478
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2008
1.	Basis of Presentation
          Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the three months ended March 31, 2008 and 2007, revenues from the Company’s Texas markets represented 30% and 32% of the Company’s total revenues, respectively.
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
          The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007. The Consolidated Balance Sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at March 31, 2008, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended March 31, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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
          Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. As of March 31, 2008, Plan Costs were less than the net cash funded to United by $27.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $18.5 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
          Workers’ Compensation Costs
          Our workers’ compensation coverage (the “ACE Program”) is currently provided by ACE Group of Companies (“ACE”). Under our arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities.

          Prior to October 1, 2007, our coverage (the “AIG Program”) was provided through selected member insurance companies of American International Group, Inc. (“AIG”). The AIG Program structure was consistent with the ACE Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.
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
          The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the three months ended March 31, Administaff reduced accrued workers’ compensation costs by $2.6 million in 2008 and $6.0 million in 2007 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.5% and 5.0%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
          The following table provides the activity and balances related to accrued workers’ compensation claims for the three months ended March 31, 2008 and 2007:

	2008	2007
	(in thousands)

Beginning balance, January 1,	$74,433	$77,424
Accrued claims	9,635	6,835
Present value discount	(856)	(1,074)
Paid claims	(6,492)	(5,959)

Ending balance, March 31,	$76,720	$77,226

Current portion of accrued claims	$34,729	$36,643
Long-term portion of accrued claims	41,991	40,583

	$76,720	$77,226

          Under both the ACE and AIG Programs, a portion of Administaff’s monthly premiums are set aside to fund the payment of claims, and any excess premiums funded into the program are returned to the Company subsequent to the end of the policy period. As of March 31, 2008, the total funds held by ACE and AIG were $93.4 million, of which $34.7 million is included in restricted cash and $58.7 million is included in deposits in the Company’s Consolidated Balance Sheets.
3.	Investments
          The Company invests its excess cash in money market funds and debt instruments of U.S. municipalities. Administaff’s investments do not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor do they include any collateralized debt obligations or collateralized loan obligations. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Liquid investments with stated maturities of greater than three months are classified as marketable securities in current assets, while less liquid investments are classified as marketable securities in non-current assets.
          The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers:

	March 31,	December 31,
	2008	2007
	(in thousands)
Money market funds (cash equivalents)	$54,192	$9,824
Marketable securities (current assets)	25,942	74,880
Marketable securities (non-current assets)	7,850	—

Total	$87,984	$84,704
          The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At March 31, 2008 and December 31, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.
          On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:
•	Level 1 — quoted prices in active markets using identical assets;

•	Level 2 — significant other observable inputs, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other observable inputs; and

•	Level 3 — significant unobservable inputs.

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	March 31,
	2008	Level 1	Level 2	Level 3

Current marketable securities	$25,942	$8,492	$17,450	$—
Non-current marketable securities	7,850	—	—	7,850

Total	$33,792	$8,492	$17,450	$7,850
          All of the Company’s marketable securities investments are in debt instruments of U.S. Municipalities, the majority of which are debt instruments with variable interest rates that periodically reset through an auction process, known as auction rate securities (“ARS”). As a result of the recent liquidity issues experienced in the credit and capital markets, in February and March of 2008, auctions for certain ARS held by the Company have failed. However, a failed auction does not represent a default by the issuer. Liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop.
          All of the Company’s investments in ARS have continued to pay interest in accordance with the terms of the underlying security. The Company believes the credit quality of these assets has not been impacted and the current lack of liquidity in the market is temporary; therefore, no decline in market value has been recorded as of March 31, 2008. The Company has valued these investments at cost, which it believes continues to be a reasonable approximation of fair value under current circumstances.
          We have included $17.5 million in ARS as Level 2 assets, due to the significant observable inputs associated with these investments, including successful auctions of these or similar securities, but at volumes below historical levels. In addition, all Level 2 assets are secured by municipal bonds, carry an AA or better credit rating, and are insured by monoline insurance companies.
          We have included $7.9 million in ARS as Level 3 assets, due to the unobservable inputs caused by the lack of liquidity in the recent auctions. These securities represent investment in preferred shares in a municipal bond fund, which are required to maintain at least 200% asset coverage with respect to the preferred shares. Due to the current absence of a liquid market, the Company has reclassified these investments to non-current assets in the Company’s consolidated balance sheet. When liquidity for these types of investments returns in the market, these ARS will be reclassified back to current assets.
          The Company has the intent and ability to hold these investments until the ARS market returns to normal liquidity levels, without any significant impact to the Company’s operations. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the bond insurance market, the Company may be required to record an impairment charge on these investments in the future.
4.	Stockholders’ Equity
          The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock. The Company has repurchased 10,941,993 shares at a total cost of $214.7 million, including 584,151 shares at a total cost of $15.0 million during the three months ended March 31, 2008, under this authorization.
          On February 11, 2008, the board of directors declared a quarterly dividend of $0.11 per share of common stock. The $2.9 million dividend was paid on March 19, 2008.
5.	Net Income Per Share
          The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended
	March 31,
	2008	2007

Basic net income per share — weighted average shares outstanding	25,442	27,474
Effect of dilutive securities — treasury stock method:
Common stock options	293	616
Restricted stock awards	21	86

	314	702

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	25,756	28,176

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	883	642
6.	Commitments and Contingencies
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
State Unemployment Taxes
          During 2008, the State of Colorado Department of Labor and Employment Unemployment Insurance Division (the “Division”) notified the Company of its identification of discrepancies, originating in 2002, regarding the application of the provisions of the Employment Securities Act of Colorado (the “Act”). The Division has not issued a formal assessment of any additional taxes, nor has the Company been notified of any of the specific alleged discrepancies or the specific provisions of the Act that are under review. As a result of the uncertainty regarding the outcome of this matter, at this time the Company is unable to determine the ultimate additional tax liability, if any, related to this matter. The Company does not believe that the Division has any valid basis for assessing additional taxes and intends to defend itself vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The following discussion should be read in conjunction with our 2007 annual report on Form 10-K, as well as with our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.
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

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. As of March 31, 2008, Plan Costs were less than the net cash funded to United by $27.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $18.5 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.

•	Workers’ compensation costs — Our workers’ compensation coverage (the “ACE Program”) is currently provided by ACE Group of Companies (“ACE”). Under our arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Prior to October 1, 2007, our coverage (the “AIG Program) was provided through selected member insurance companies of American International Group, Inc. (“AIG”). The AIG program structure was consistent with the ACE Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the three months ended March 31, Administaff reduced workers’ compensation costs by $2.6 million in 2008 and $6.0 million in 2007 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.5% and 5.0%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

•	State unemployment taxes — We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rates notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received.

During 2008, the State of Colorado Department of Labor and Employment Unemployment Insurance Division (the “Division”) notified the Company of its identification of discrepancies, originating in 2002, regarding the application of the provisions of the Employment Securities Act of Colorado (the “Act”). The Division has not issued a formal assessment of any additional taxes, nor has the Company been notified of any of the specific alleged discrepancies or the specific provisions of the Act that are under review. As a result of the uncertainty regarding the outcome of this matter, at this time the Company is unable to determine the ultimate additional tax liability, if any, related to this matter. The Company does not believe that the Division has any valid basis for assessing additional taxes and intends to defend itself vigorously.

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

•	Property and equipment — Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we would record an impairment loss, which would reduce net income, to the extent the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

•	Goodwill and other intangibles — The Company’s goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
New Accounting Pronouncements
          In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company was initially January 1, 2008. However, the FASB has released FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement 157 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, the Company adopted SFAS on January 1, 2008 for its financial assets and liabilities only. The Company’s adoption of SFAS 157 did not have a material impact on its consolidated financial statements.
          In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R, if any, on our consolidated financial statements.

Results of Operations
          Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.
          The following table presents certain information related to Administaff’s results of operations for the three months ended March 31, 2008 and 2007.

	Three months ended
	March 31,
	2008	2007	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $2.554 billion and $2.275 billion, less worksite employee payroll cost of $2.098 billion and $1.867 billion, respectively)	$456,066	$407,758	11.8%
Gross profit	86,607	68,067	27.2%
Operating expenses	68,621	58,040	18.2%
Operating income	17,986	10,027	79.4%
Other income	2,474	2,974	(16.8)%
Net income	13,156	8,393	56.7%
Diluted net income per share of common stock	0.51	0.30	70.0%

Statistical Data:
Average number of worksite employees paid per month	113,541	104,881	8.3%
Revenues per worksite employee per month (1)	$1,339	$1,296	3.3%
Gross profit per worksite employee per month	254	216	17.6%
Operating expenses per worksite employee per month	201	184	9.2%
Operating income per worksite employee per month	53	32	65.6%
Net income per worksite employee per month	39	27	44.4%

(1)	Gross billings of $7,497 and $7,229 per worksite employee per month less payroll cost of $6,158 and $5,933 per worksite employee per month, respectively.
          Revenues
          Our revenues for the first quarter of 2008 increased 11.8% over the 2007 period due to an 8.3% increase in the average number of worksite employees paid per month and a 3.3%, or $43, increase in revenues per worksite employee per month.

          By region, our revenue growth over the first quarter of 2007 and revenue distribution for the quarter ended March 31, 2008 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2008	2007	% Change	2008	2007
	(in thousands)			(% of total revenues)

Northeast	$97,002	$81,460	19.1%	21.3%	20.0%
Southeast	47,720	42,008	13.6%	10.4%	10.3%
Central	66,536	58,208	14.3%	14.6%	14.3%
Southwest	148,844	134,622	10.6%	32.6%	33.0%
West	92,903	88,356	5.1%	20.4%	21.7%
Other revenue	3,061	3,104	(1.4)%	0.7%	0.7%

Total revenue	$456,066	$407,758	11.8%	100.0%	100.0%

          Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first quarter of 2008, new client sales improved, while client retention and the net change in existing clients declined compared to the 2007 period.
          Gross Profit
          Gross profit for the first quarter of 2008 increased 27.2% to $86.6 million, compared to the first quarter of 2007. The average gross profit per worksite employee increased 17.6% to $254 per month in the 2008 period from $216 per month in the 2007 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues increased 3.3% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 0.5% to $1,085 per worksite employee per month in the first quarter of 2008 versus $1,080 in the first quarter of 2007.
•	Benefits costs — The cost of group health insurance and related employee benefits decreased $1 per worksite employee per month, or 0.6% on a cost per covered employee basis, compared to the first quarter of 2007. During the three months ended March 31, 2007, we recorded a $3.5 million, or $11 per worksite employee per month, increase in benefits costs related to prior reporting periods. The 2008 period does not have a prior period adjustment, but does reflect cost savings associated with plan design changes implemented on January 1, 2008. The percentage of worksite employees covered under our health insurance plans was 73.6% in the 2008 period compared to 73.3% in the 2007 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs increased $5 per worksite employee per month compared to the first quarter of 2007. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.66% in the 2008 period from 0.60% in the 2007 period. During the 2008 period, the Company recorded reductions in workers’ compensation costs of $2.6 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $6.0 million, or 0.37% of non-bonus payroll costs, in the 2007 period. In addition, the 2008 period costs include the impact of a lower discount rate used to accrue workers’ compensation loss claims. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 17 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs — Payroll taxes increased $5 per worksite employee per month compared to the first quarter of 2007, due primarily to a 5.5% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 8.9% in the 2007 period to 8.7% in the 2008 period primarily due to lower state unemployment tax rates in 2008.
          Operating Expenses
          The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,			Three months ended March 31,
	2008	2007	% change	2008	2007	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$36,979	$32,045	15.4%	$108	$102	5.9%
Stock-based compensation	2,385	1,308	82.3%	7	4	75.0%
General and administrative expenses	18,739	15,946	17.5%	55	50	10.0%
Commissions	3,094	2,919	6.0%	9	9	—
Advertising	3,778	2,102	79.7%	11	7	57.1%
Depreciation and amortization	3,646	3,720	(2.0)%	11	12	(8.3)%

Total operating expenses	$68,621	$58,040	18.2%	$201	$184	9.2%

          Operating expenses increased 18.2% to $68.6 million compared to the first quarter of 2007. Operating expense per worksite employee increased to $201 per month in the 2008 period from $184 in the 2007 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 15.4%, or $6, per worksite employee per month compared to the 2007 period. The increase in total dollars was largely due to the 8.0% increase in corporate headcount, primarily in the sales and service areas of the business in late 2007 and early 2008.
•	Stock-based compensation expense increased $1.1 million or $3 per worksite employee per month. The stock based compensation expense represents the vesting of restricted stock awards granted to employees.
•	General and administrative expenses increased 17.5%, or $5 per worksite employee per month compared to the first quarter of 2007, due primarily to (i) consulting fees associated with software development and enhancement initiatives; (ii) increased travel expenses related to the 2008 sales conference and incentive award trip; and (iii) expenses associated with the opening and relocating of sales offices.

•	Commissions expense increased 6.0%, but remained flat on a per worksite employee per month basis compared to the 2007 period.

•	Advertising costs increased 79.7%, or $4, on a per worksite employee per month basis compared to the first quarter of 2007, due to an increase in volume and the timing of radio and television advertising and sponsorship activities.

•	Depreciation and amortization expense decreased 2.0%, or $1 per worksite employee per month compared to the 2007 period.
          Other Income (Expense)
          Other income (expense) decreased from $3.0 million in the first quarter of 2007 to $2.5 million in the 2008 period, due to a decline in interest rates.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $53 and $39 in the 2008 period, versus $32 and $27 in the 2007 period.
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

	Three months ended March 31,
	2008	2007	% Change
	(in millions except per worksite employee data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$2,097,588	$1,866,759	12.4%
Less: Bonus payroll cost	(234,524)	(235,995)	(0.6)%

Non-bonus payroll cost	$1,863,064	$1,630,764	14.2%

Payroll cost per worksite employee (GAAP)	$6,158	$5,933	3.8%
Less: Bonus payroll cost per worksite employee	(689)	(750)	(8.1)%

Non-bonus payroll cost per worksite employee	$5,469	$5,183	5.5%

Liquidity and Capital Resources
          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $185.3 million in cash and cash equivalents and marketable securities at March 31, 2008, including approximately $100.0 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $14.2 million in customer prepayments that were payable in April 2008. At March 31, 2008, we had working capital of $83.3 million compared to $97.2 million at December 31, 2007. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2008. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          We do not believe the lack of liquidity in the current auction rate securities market will have a material impact on our liquidity requirements. See Note 3, “Investments,” in the consolidated financial statements on page 12, and Item 3. “Quantitative and Qualitative Disclosure About Market Risk” on page 27 for additional details related to the Company’s auction rate securities.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2008 decreased $10.0 million from 2007 to $4.3 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $27.5 million surplus, $18.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at March 31, 2008.

•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income increased 56.7% to $13.2 million in 2008 compared to 2007. Please read Results of Operations — Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 on page 21.

•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the period ended March 31, 2008, which ended on a Monday, client prepayments were $14.2 million and accrued worksite employee payroll was $137.6 million. In the period ended March 31, 2007, which was a Friday, client prepayments were $10.3 million and accrued worksite employee payroll was $105.9 million.

•	Workers’ compensation plan funding — Under our workers’ compensation coverage policy, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with the carrier, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement can result in changes in the amount of the cash payments to the carriers, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $10.7 million, less claims paid of $6.5 million in 2008, and $11.3 million, less claims paid of $6.0 million for the 2007 period. This compares to our estimate of workers’ compensation loss costs of $8.8 million and $5.8 million in 2008 and 2007, respectively.

          Cash Flows Used in Investing Activities
          Cash flows provided by investing activities were $36.3 million. We disposed of approximately $41.1 million in auction rate securities and reinvested the funds into cash equivalents. In addition, we invested approximately $4.8 million in capital expenditures during the first three months of 2008.
          Cash Flows Used in Financing Activities
          Cash flows used in financing activities were $17.2 million. During the first three months of 2008, we repurchased $15.0 million in treasury stock and paid $2.9 million in dividends.
Other Matters
          As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period. For more information regarding Kemper, as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Workers’ Compensation Costs” on page 41 of our Form 10-K for the year ended December 31, 2007, filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company has investments in debt instruments of U.S. municipalities, the majority of which are auction rate securities (“ARS”), which are classified as available for sale securities at fair value.
          As a result of the recent liquidity issues experienced in the credit and capital markets, in February and March of 2008, auctions for certain ARS held by the Company have failed. However, a failed auction does not represent a default by the issuer. Liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. All of the Company’s investments in ARS have continued to pay interest in accordance with the terms of the underlying security. The Company believes the credit quality of these assets has not been impacted and the current lack of liquidity in the market is temporary; therefore, no decline in market value has been recorded as of March 31, 2008. The Company has valued these investments at cost, which it believes continues to be a reasonable approximation of fair value under current circumstances.

          Auction rate securities held at December 31, 2007, were $74.9 million, all classified as current assets. Due to the instability in the markets, the Company sold a portion of these investments, and ended the first quarter 2008 with investments of $33.8 million, of which $25.9 million are classified as current assets and $7.9 million are classified as non-current assets in the unaudited Consolidated Balance Sheet as of March 31, 2008. See Note 3, “Investments,” in the consolidated financial statements on page 12, for additional details related to the Company’s auction rate securities. In addition, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 on page 43.
ITEM 4. CONTROLS AND PROCEDURES.
          In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
          Please read Note 6 to financial statements, which is incorporated herein by reference.
ITEM 1a. RISK FACTORS
          The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our current expectations, estimates and projections. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) increases in health insurance costs and workers’ compensation rates and underlying claims trends, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (iv) the effectiveness of our sales and marketing efforts; (v) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vi) our liability for worksite employee payroll and benefits costs; and (vii) an adverse final judgment or settlement of claims against Administaff. These factors are discussed in detail in our 2007 annual report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 40, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information about purchases by Administaff during the three months ended March 31, 2008, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number		Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Program(2)	the Program (2)
01/01/2008 - 01/31/2008	269,660	$26.69	10,627,502	872,498
02/01/2008 - 0/29/2008	174,384	25.80	10,801,886	1,698,114
03/01/2008 - 03/31/2008	140,107	23.86	10,941,993	1,558,007
Total	584,151	$25.74	10,941,993	1,558,007

(1)	On February 11, 2008, our board of directors authorized the repurchase of up to one million additional shares of Administaff common stock, bringing the total amount authorized for repurchase since the inception of the program to 12,500,000 shares, of which 10,941,993 had been repurchased as of March 31, 2008. During the three months ended March 31, 2008, we repurchased 584,151 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS
(a)	List of exhibits.
31.1	* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.
Date: May 1, 2008	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

EXHIBIT INDEX
(a)	List of exhibits.
31.1	* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	* Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.