Form 10-Q
period 2008-06-30
ADMINISTAFF INC \DE\
filed 2008-08-01
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.
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
          Yes ☐       No ☑
          As of July 28, 2008, 26,038,481 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$158,637	$135,793
Restricted cash	34,320	35,318
Marketable securities	3,831	74,880
Accounts receivable, net:
Trade	2,594	3,299
Unbilled	153,955	125,318
Other	3,109	6,217
Prepaid insurance	21,758	22,395
Other current assets	8,455	6,273
Income taxes receivable	—	3,918

Total current assets	386,659	413,411

Property and equipment:
Land	2,920	2,920
Buildings and improvements	62,679	61,620
Computer hardware and software	65,866	65,518
Software development costs	22,405	21,624
Furniture and fixtures	33,134	32,004
Aircraft	22,032	21,909

	209,036	205,595
Accumulated depreciation and amortization	(130,590)	(127,654)

Total property and equipment, net	78,446	77,941

Marketable securities	7,850	—
Prepaid health insurance	9,000	9,000
Deposits – healthcare	2,705	2,811
Deposits – workers’ compensation	65,530	51,909
Goodwill and other intangible assets, net	8,948	4,785
Other assets	739	794

Total other assets	94,772	69,299

Total assets	$559,877	$560,651

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current liabilities:
Accounts payable	$3,663	$5,236
Payroll taxes and other payroll deductions payable	76,116	113,929
Accrued worksite employee payroll cost	140,201	110,406
Accrued health insurance costs	15,328	19,297
Accrued workers’ compensation costs	36,731	37,150
Accrued corporate payroll and commissions	16,241	20,123
Other accrued liabilities	8,922	8,395
Current portion of capital lease obligations	652	629
Income tax payable	993	—
Deferred income taxes	2,790	1,066

Total current liabilities	301,637	316,231

Noncurrent liabilities:
Accrued workers’ compensation costs	43,299	39,116
Capital lease obligations	205	537
Deferred income taxes	7,299	6,092

Total noncurrent liabilities	50,803	45,745

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,977	138,640
Treasury stock, at cost	(133,572)	(123,600)
Accumulated other comprehensive income, net of tax	3	5
Retained earnings	201,720	183,321

Total stockholders’ equity	207,437	198,675

Total liabilities and stockholders’ equity	$559,877	$560,651

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues (gross billings of $2.456 billion, $2.191 billion, $5.010 billion and $4.465 billion, less worksite employee payroll cost of $2.036 billion, $1.814 billion, $4.133 billion and $3.681 billion, respectively)	$420,469	$376,758	$876,535	$784,516
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	336,408	298,291	705,867	637,982

Gross profit	84,061	78,467	170,668	146,534

Operating expenses:
Salaries, wages and payroll taxes	37,427	33,076	74,406	65,121
Stock-based compensation	2,908	2,435	5,293	3,743
General and administrative expenses	16,923	14,276	35,662	30,222
Commissions	3,274	2,704	6,368	5,623
Advertising	4,158	3,958	7,936	6,060
Depreciation and amortization	3,799	3,704	7,445	7,424

	68,489	60,153	137,110	118,193

Operating income	15,572	18,314	33,558	28,341

Other income (expense):
Interest income	1,876	2,987	4,383	5,984
Other, net	(7)	(29)	(40)	(52)

Income before income taxes	17,441	21,272	37,901	34,273

Income tax expense	6,454	7,627	13,758	12,235

Net income	$10,987	$13,645	$24,143	$22,038

Basic net income per share of common stock	$0.43	$0.51	$0.95	$0.81

Diluted net income per share of common stock	$0.43	$0.50	$0.94	$0.79

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2007	30,839	$309	$138,640	$(123,600)	$5	$183,321	$198,675
Purchase of treasury stock	—	—	—	(16,530)	—	—	(16,530)
Exercise of stock options	—	—	(846)	2,195	—	—	1,349
Income tax benefit (expense) from stock-based compensation, net	—	—	(83)	—	—	—	(83)
Stock-based compensation expense	—	—	1,248	4,045	—	—	5,293
Other	—	—	18	318	—	—	336
Dividends paid	—	—	—	—	—	(5,744)	(5,744)
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	24,143	24,143

Comprehensive income							24,141

Balance at June 30, 2008	30,839	$309	$138,977	$(133,572)	$3	$201,720	$207,437

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$24,143	$22,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,453	7,423
Stock-based compensation	5,293	3,743
Deferred income taxes	2,931	3,074
Changes in operating assets and liabilities:
Restricted cash	998	1,613
Accounts receivable	(24,824)	715
Prepaid insurance	(334)	4,802
Other current assets	(2,182)	(2,405)
Other assets	(14,392)	11,968
Accounts payable	(1,573)	(495)
Payroll taxes and other payroll deductions payable	(37,813)	(27,285)
Accrued worksite employee payroll expense	29,795	8,078
Accrued health insurance costs	(2,998)	70
Accrued workers’ compensation costs	3,764	(1,179)
Accrued corporate payroll, commissions and other accrued liabilities	(2,935)	(8,274)
Income taxes payable/receivable	4,911	3,145

Total adjustments	(31,906)	4,993

Net cash provided by (used in) operating activities	(7,763)	27,031

Cash flows from investing activities:
Marketable securities:
Purchases	—	(70,943)
Proceeds from maturities	2,395	950
Proceeds from dispositions	60,795	69,239
Cash exchanged for acquisition	(3,780)	—
Property and equipment:
Purchases	(7,906)	(5,509)
Proceeds from dispositions	84	14

Net cash provided by (used in) investing activities	51,588	(6,249)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from financing activities:
Purchase of treasury stock	$(16,530)	$(47,973)
Dividends paid	(5,744)	(6,065)
Proceeds from the exercise of stock options	1,349	1,972
Principal repayments on capital lease obligations	(309)	(286)
Income tax benefit (expense) from stock-based compensation, net	(83)	1,721
Other	336	366

Net cash used in financing activities	(20,981)	(50,265)

Net increase (decrease) in cash and cash equivalents	22,844	(29,483)
Cash and cash equivalents at beginning of period	135,793	148,416

Cash and cash equivalents at end of period	$158,637	$118,933

Supplemental disclosures:
Cash paid for income taxes	$6,093	$4,408
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2008
1. Basis of Presentation
          Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the six months ended June 30, 2008 and 2007, revenues from the Company’s Texas markets represented 31% and 32% of the Company’s total revenues, respectively.
          In April 2008, the Company purchased certain assets and operations of U.S. Datalink, Limited, an employee screening services company, for $4.2 million, including $420,000 to be paid in April 2009. An additional $300,000 is payable in 2009 upon the satisfaction of certain conditions, as specified in the purchase agreement.
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
          The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007. The Consolidated Balance Sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at June 30, 2008, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended June 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
          The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2. Accounting Policies
Health Insurance Costs
          The Company provides group health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts.
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
          Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. As of June 30, 2008, Plan Costs were less than the net cash funded to United by $26.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $17.3 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
Workers’ Compensation Costs
          The Company’s workers’ compensation coverage (the “ACE Program”) is currently provided by ACE Group of Companies (“ACE”). Under the arrangement with ACE, Administaff bears the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities.
          Prior to October 1, 2007, workers’ compensation coverage (the “AIG Program”) was provided through selected member insurance companies of American International Group, Inc. (“AIG”). The AIG Program structure was consistent with the ACE Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.

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
          The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the six months ended June 30, Administaff reduced accrued workers’ compensation costs by $5.7 million in 2008 and $11.4 million in 2007 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.8% and 5.0%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
          The following table provides the activity and balances related to accrued workers’ compensation claims for the six months ended June 30, 2008 and 2007:

	2008	2007
	(in thousands)
Beginning balance, January 1,	$74,433	$77,424
Accrued claims	17,563	12,584
Present value discount	(1,698)	(1,990)
Paid claims	(12,679)	(11,735)

Ending balance, June 30,	$77,619	$76,283

Current portion of accrued claims	$34,320	$35,792
Long-term portion of accrued claims	43,299	40,491

	$77,619	$76,283

          Under both the ACE and AIG Programs, a portion of Administaff’s monthly premiums are set aside to fund the payment of claims, and any excess premiums funded into the program are returned to the Company subsequent to the end of the policy period. As of June 30, 2008, the total funds held by ACE and AIG were $99.8 million, of which $34.3 million is included in restricted cash and $65.5 million is included in deposits in the Company’s Consolidated Balance Sheets.

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
          The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers:

	June 30,	December 31,
	2008	2007
	(in thousands)
Money market funds (cash equivalents)	$63,916	$9,824
Marketable securities (current assets)	3,831	74,880
Marketable securities (non-current assets)	7,850	—

Total	$75,597	$84,704
          The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At June 30, 2008 and December 31, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.
          On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:
•	Level 1 — quoted prices in active markets using identical assets;

•	Level 2 — significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs, and

•	Level 3 — significant unobservable inputs.
The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	June 30,
	2008	Level 1	Level 2	Level 3
Current marketable securities	$3,831	$—	$3,831	$—
Non-current marketable securities	7,850	—	—	7,850

Total	$11,681	$—	$3,831	$7,850
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
          All of the Company’s investments in ARS have continued to pay interest in accordance with the terms of the underlying security. The Company believes the credit quality of these assets has not been impacted and the current lack of liquidity in the market is temporary; therefore, no decline in market value has been recorded as of June 30, 2008. The Company has valued these investments at cost, which it believes continues to be a reasonable approximation of fair value under current circumstances.
          We have included $3.8 million in ARS as Level 2 assets, due to the significant observable inputs associated with these investments, including successful auctions of these or similar securities, but at volumes below historical levels. In addition, all Level 2 assets are secured by municipal bonds, carry an AA or better credit rating, and are insured by monoline insurance companies.
          We have included $7.9 million in ARS as Level 3 assets, due to the unobservable inputs caused by the lack of liquidity in the recent auctions. These securities represent investments in preferred shares in a municipal bond fund, which are required to maintain at least 200% asset coverage with respect to the preferred shares. Due to the current absence of a liquid market, the Company has reclassified these investments to non-current assets in the Company’s consolidated balance sheet. When liquidity for these types of investments returns in the market, these ARS will be reclassified back to current assets. The issuer of these investments has announced its intent to redeem these securities at par during 2008. As such, the Company expects to fully realize its investment upon redemption.
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

4. Stockholders’ Equity
          The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock. The Company has repurchased 10,996,481 shares at a total cost of $216.2 million, including 638,639 shares at a total cost of $16.5 million during the six months ended June 30, 2008, under this authorization.
          During each quarter of 2008, the board of directors declared quarterly dividends of $0.11 per share of common stock. During the six months ended June 30, total dividends of $5.7 million in 2008 and $6.1 million in 2007 have been paid.
5. Net Income Per Share
          The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic net income per share – weighted average shares outstanding	25,384	26,919	25,413	27,195
Effect of dilutive securities – treasury stock method:
Common stock options	308	545	300	580
Restricted stock awards	93	53	57	70

	401	598	357	650

Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	25,785	27,517	25,770	27,845

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	464	878	674	760
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
State Unemployment Taxes
          During 2008, the State of Colorado Department of Labor and Employment Unemployment Insurance Division (the “Division”) notified the Company of its identification of discrepancies, originating in 2002, regarding the application of the provisions of the Employment Security Act of Colorado.  The Division has indicated that it is reviewing Administaff’s prior corporate reorganizations to determine whether the state unemployment accounts of certain Administaff subsidiaries should be combined into a single account, which could result in higher rates for certain prior and prospective periods. The Division has not issued a formal assessment of any additional taxes owed. The Company does not believe that the Division has any valid basis for assessing additional taxes and intends to defend itself vigorously.  As a result of the uncertainty regarding the outcome of this matter, at this time the Company is unable to determine the ultimate additional tax liability, if any, related to this matter.

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
          We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•	Benefits costs – We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts.

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

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. As of June 30, 2008, Plan Costs were less than the net cash funded to United by $26.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $17.3 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheet.

•	Workers’ compensation costs – Our workers’ compensation coverage (the “ACE Program”) is currently provided by ACE Group of Companies (“ACE”). Under our arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Prior to October 1, 2007, our coverage (the “AIG Program”) was provided through selected member insurance companies of American International Group, Inc. (“AIG”). The AIG program structure was consistent with the ACE Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, Administaff reduced workers’ compensation costs by $5.7 million in 2008 and $11.4 million in 2007 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.8% and 5.0%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

During 2008, the State of Colorado Department of Labor and Employment Unemployment Insurance Division (the “Division”) notified Administaff of its identification of discrepancies, originating in 2002, regarding the application of the provisions of the Employment Security Act of Colorado. The Division has indicated that it is reviewing Administaff’s prior corporate reorganizations to determine whether the state unemployment accounts of certain Administaff subsidiaries should be combined into a single account, which could result in higher rates for certain prior and prospective periods. The Division has not issued a formal assessment of any additional taxes owed. We do not believe the Division has any valid basis for assessing additional taxes and intends to defend itself vigorously. As a result of the uncertainty regarding the outcome of this matter, at this time we are unable to determine the ultimate additional tax liability, if any, related to this matter.

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

•	Property and equipment – Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If the useful lives of these assets were determined to be shorter than their current estimates, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would analyze the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we would record an impairment loss, which would reduce net income, to the extent the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

•	Goodwill and other intangibles – The Company’s goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.

New Accounting Pronouncements
          In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. Our effective date was initially January 1, 2008. However, the FASB has released FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement 157 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, we adopted SFAS on January 1, 2008 for our financial assets and liabilities only. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements and we do not anticipate a material impact when applied to our non-financial assets and liabilities.
          In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our effective date will be January 1, 2009. We have not yet determined the impact of SFAS 141R, if any, on our consolidated financial statements, because the impact of SFAS 141R is fact-specific and will not be invoked until we acquire a business after the effective date.

Results of Operations
          Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.
          The following table presents certain information related to Administaff’s results of operations for the three months ended June 30, 2008 and 2007.

	Three months ended
	June 30,
	2008	2007	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.456 billion and $2.191 billion, less worksite employee payroll cost of $2.036 billion and $1.814 billion, respectively)	$420,469	$376,758	11.6%
Gross profit	84,061	78,467	7.1%
Operating expenses	68,489	60,153	13.9%
Operating income	15,572	18,314	(15.0)%
Other income	1,869	2,958	(36.8)%
Net income	10,987	13,645	(19.5)%
Diluted net income per share of common stock	0.43	0.50	(14.0)%

Statistical Data:
Average number of worksite employees paid per month	116,149	108,336	7.2%
Revenues per worksite employee per month (1)	$1,207	$1,159	4.1%
Gross profit per worksite employee per month	241	241	—
Operating expenses per worksite employee per month	197	185	6.5%
Operating income per worksite employee per month	45	56	(19.6)%
Net income per worksite employee per month	32	42	(23.8)%

(1)	Gross billings of $7,049 and $6,741 per worksite employee per month less payroll cost of $5,842 and $5,582 per worksite employee per month, respectively.
          Revenues
          Our revenues for the second quarter of 2008 increased 11.6% over the 2007 period due to a 7.2% increase in the average number of worksite employees paid per month and a 4.1%, or $48, increase in revenues per worksite employee per month.

          By region, our revenue growth over the second quarter of 2007 and revenue distribution for the quarter ended June 30, 2008 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2008	2007	% Change	2008	2007
	(in thousands)			(% of total revenues)
Northeast	$88,672	$74,042	19.8%	21.1%	19.7%
Southeast	44,603	39,735	12.3%	10.6%	10.5%
Central	60,249	52,495	14.8%	14.4%	13.9%
Southwest	140,104	128,800	8.8%	33.3%	34.2%
West	83,006	78,726	5.4%	19.7%	20.9%
Other revenue	3,835	2,960	29.6%	0.9%	0.8%

Total revenue	$420,469	$376,758	11.6%	100.0%	100.0%

          Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the second quarter of 2008, client retention improved, while new client sales and the net change in existing clients declined slightly compared to the 2007 period.
          Gross Profit
          Gross profit for the second quarter of 2008 increased 7.1% to $84.1 million, compared to the second quarter of 2007. The average gross profit per worksite employee remained flat at $241 per month. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues increased 4.1% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.2% to $966 per worksite employee per month in the second quarter of 2008 versus $918 in the second quarter of 2007.
•	Benefits costs – The cost of group health insurance and related employee benefits increased $29 per worksite employee per month, or 5.7% on a cost per covered employee basis, compared to the second quarter of 2007. The percentage of worksite employees covered under our health insurance plans was 73.1% in the 2008 period compared to 72.8% in the 2007 period. The 2007 benefits costs were partially offset by a $3.3 million, or $10 per worksite employee per month, administrative fee credit from United related to the three-year health insurance agreement signed in April 2007. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $4 per worksite employee per month compared to the second quarter of 2007. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.57% in the 2008 period from 0.52% in the 2007 period. During the 2008 period, the Company recorded reductions in workers’ compensation costs of $3.7 million, or 0.19% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $6.4 million, or 0.38% of non-bonus payroll costs, in the 2007 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 17 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs – Payroll taxes increased $16 per worksite employee per month compared to the second quarter of 2007, due primarily to a 6.0% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 7.14% in the 2007 period to 7.09% in the 2008 period due primarily to lower state unemployment tax rates in 2008. In the period ended June 30, 2008, the Company received a $1.5 million, or 0.07% of payroll cost, state unemployment tax refund from the State of Texas, as compared to a 2007 refund of $2.9 million, or 0.16% of payroll cost.
          Operating Expenses
          The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2008 and 2007.

	Three months ended June 30,			Three months ended June 30,
	2008	2007	% change	2008	2007	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$37,427	$33,076	13.2%	$108	$102	5.9%
Stock-based compensation	2,908	2,435	19.4%	8	8	—
General and administrative expenses	16,923	14,276	18.5%	49	44	11.4%
Commissions	3,274	2,704	21.1%	9	8	12.5%
Advertising	4,158	3,958	5.1%	12	12	—
Depreciation and amortization	3,799	3,704	2.6%	11	11	—

Total operating expenses	$68,489	$60,153	13.9%	$197	$185	6.5%

          Operating expenses increased 13.9% to $68.5 million compared to the second quarter of 2007. Operating expense per worksite employee increased to $197 per month in the 2008 period from $185 in the 2007 period due largely to: (i) growth initiatives, including the development of the middle-market sales and service departments; (ii) redesign and enhancement of the HRTools software products; and (iii) expenses associated with the acquisition of USDatalink. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 13.2%, or $6 per worksite employee per month compared to the 2007 period. The increase in total dollars was due to the 12.8% increase in corporate headcount, primarily in the sales and service areas of the business in late 2007 and early 2008.

•	Stock-based compensation expense increased 19.4% but remained flat on a per worksite employee per month basis. The stock-based compensation expense represents the vesting of restricted stock awards granted to employees and annual stock awards granted to outside members of the board of directors.

•	General and administrative expenses increased 18.5%, or $5 per worksite employee per month compared to the second quarter of 2007, due primarily to: (i) consulting fees associated with the HRTools software development and enhancement initiatives; (ii) software and hardware maintenance; (iii) expenses associated with the opening and relocating of sales offices; and (iv) increased travel expenses.

•	Commissions expense increased 21.1%, or $1 per worksite employee per month compared to the 2007 period, due to the increase in worksite employees and average payroll cost, as well as transition costs associated with a change in the commission program.

•	Advertising costs increased 5.1% but remained flat on a per worksite employee per month basis compared to the second quarter of 2007.

•	Depreciation and amortization expense increased 2.6% but remained flat on a per worksite employee per month basis compared to the 2007 period.
          Other Income (Expense)
          Other income (expense) decreased from $3.0 million in the second quarter of 2007 to $1.9 million in the 2008 period, due primarily to a decline in interest rates.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $45 and $32 in the 2008 period, versus $56 and $42 in the 2007 period.

          Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.
          The following table presents certain information related to Administaff’s results of operations for the six months ended June 30, 2008 and 2007.

	Six months ended
	June 30,
	2008	2007	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $5.010 billion and $4.465 billion, less worksite employee payroll cost of $4.133 billion and $3.681 billion, respectively)	$876,535	$784,516	11.7%
Gross profit	170,668	146,534	16.5%
Operating expenses	137,110	118,193	16.0%
Operating income	33,558	28,341	18.4%
Other income	4,343	5,932	(26.8)%
Net income	24,143	22,038	9.6%
Diluted net income per share of common stock	0.94	0.79	19.0%

Statistical Data:
Average number of worksite employees paid per month	114,845	106,609	7.7%
Revenues per worksite employee per month (1)	$1,272	$1,226	3.8%
Gross profit per worksite employee per month	248	229	8.3%
Operating expenses per worksite employee per month	199	185	7.6%
Operating income per worksite employee per month	49	44	11.4%
Net income per worksite employee per month	35	34	2.9%

(1)	Gross billings of $7,270 and $6,981 per worksite employee per month less payroll cost of $5,998 and $5,755 per worksite employee per month, respectively.
          Revenues
          Our revenues for the six months ended June 30, 2008, increased 11.7% over the 2007 period due to a 7.7% increase in the average number of worksite employees paid per month and a 3.8%, or $46, increase in revenues per worksite employee per month.
          By region, our revenue growth over the first six months of 2007 and revenue distribution for the six months ended June 30, 2008 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2008	2007	% Change	2008	2007
	(in thousands)			(% of total revenues)
Northeast	$185,674	$155,502	19.4%	21.2%	19.8%
Southeast	92,323	81,743	12.9%	10.5%	10.4%
Central	126,786	110,703	14.5%	14.4%	14.1%
Southwest	288,948	263,422	9.7%	33.0%	33.6%
West	175,908	167,082	5.3%	20.1%	21.3%
Other revenue	6,896	6,064	13.7%	0.8%	0.8%

Total revenue	$876,535	$784,516	11.7%	100.0%	100.0%

          Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the six months ended June 30, 2008, new client sales improved, while client retention and the net change in existing clients declined slightly compared to the 2007 period.
          Gross Profit
          Gross profit for the first half of 2008 increased 16.5% to $170.7 million, compared to the first half of 2007. The average gross profit per worksite employee increased 8.3% to $248 per month in the 2008 period from $229 per month in the 2007 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues increased 3.8% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 2.7% to $1,024 per worksite employee per month in the first half of 2008 versus $997 in the first half of 2007.
•	Benefits costs – The cost of group health insurance and related employee benefits increased $15 per worksite employee per month, or 2.5% on a per covered employee basis, compared to 2007. The percentage of worksite employees covered under our health insurance plans was 73.4% in the 2008 period compared to 73.0% in the 2007 period. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 16 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs increased $5 per worksite employee per month compared to the first six months of 2007. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.61% in the 2008 period from 0.56% in the 2007 period. During the 2008 period, we recorded reductions in workers’ compensation costs of $5.7 million, or 0.15% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $11.4 million, or 0.34% of non-bonus payroll costs, in the 2007 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 17 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs – Payroll taxes increased $11 per worksite employee per month compared to the first half of 2007, primarily due to a 5.8% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 8.05% in the 2007 period to 7.90% in the 2008 period due to lower state unemployment tax rates in 2008.

          Operating Expenses
          The following table presents certain information related to the Administaff’s operating expenses for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,			Six months ended June 30,
	2008	2007	% change	2008	2007	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$74,406	$65,121	14.3%	$108	$102	5.9%
Stock-based compensation	5,293	3,743	41.4%	8	6	33.3%
General and administrative expenses	35,662	30,222	18.0%	52	47	10.6%
Commissions	6,368	5,623	13.2%	9	9	—
Advertising	7,936	6,060	31.0%	11	9	22.2%
Depreciation and amortization	7,445	7,424	0.3%	11	12	(8.3)%

Total operating expenses	$137,110	$118,193	16.0%	$199	$185	7.6%

          Operating expenses increased 16.0% to $137.1 million compared to the first six months of 2007. Operating expense per worksite employee increased to $199 per month in the 2008 period from $185 in the 2007 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 14.3%, or $6 per worksite employee per month compared to the 2007 period due to: (i) a 10.4% increase in corporate headcount, primarily in the sales and service areas of the business; and (ii) a $1.1 million increase in the incentive compensation expense accrual, which is largely tied to our operating results.

•	Stock-based compensation expense increased $1.6 million, or $2 per worksite employee per month. Stock based compensation expense primarily represents the vesting of restricted stock awards granted to employees.

•	General and administrative expenses increased 18.0%, or $5 per worksite employee per month compared to the first half of 2007, due (i) consulting fees associated with the HRTools software development and enhancement initiatives; (ii) increased travel expenses; and (iii) expenses associated with the opening and relocating of sales offices.

•	Commissions expense increased 13.2%, but remained flat on a per worksite employee per month basis compared to the 2007 period.

•	Advertising costs increased 31.0%, or $2 per worksite employee per month, due to an increase in radio and television advertising expenditures relative to 2007.

•	Depreciation and amortization expense increased 0.3%, but decreased $1 on a per worksite employee per month basis compared to the 2007 period.

          Other Income (Expense)
          Other income (expense) decreased from $5.9 million in the first half of 2007 to $4.3 million in the 2008 period, due primarily to a decline in interest rates.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $49 and $35 in the 2008 period, versus $44 and $34 in the 2007 period.
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

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
	(in thousands, except per worksite employee data)
Payroll cost (GAAP)	$2,035,626	$1,814,103	12.2%	$4,133,215	$3,680,862	12.3%
Less: Bonus payroll cost	111,393	120,779	(7.8)%	345,918	356,774	(3.0)%

Non-bonus payroll cost	$1,924,233	$1,693,324	13.6%	$3,787,297	$3,324,088	13.9%

Payroll cost per worksite employee (GAAP)	$5,842	$5,582	4.7%	$5,998	$5,755	4.2%
Less: Bonus payroll cost per worksite employee	320	372	(14.0)%	502	558	(10.0)%

Non-bonus payroll cost per worksite employee	$5,522	$5,210	6.0%	$5,496	$5,197	5.8%

Liquidity and Capital Resources
          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $162.5 million in cash and cash equivalents and marketable securities at June 30, 2008, including approximately $65.8 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $16.9 million in customer prepayments that were payable in July 2008. At June 30, 2008, we had working capital of $85.0 million compared to $97.2 million at December 31, 2007. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2008. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          We do not believe the lack of liquidity in the current auction rate securities market will have a material impact on our liquidity requirements. See Note 3, “Investments,” in the consolidated financial statements on page 12, and Item 3. “Quantitative and Qualitative Disclosure about Market Risk” on page 31 for additional details related to the Company’s auction rate securities.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2008 decreased $34.8 million from 2007. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Workers’ compensation plan funding – Under our workers’ compensation coverage policy, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with the carrier, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement can result in changes in the amount of the cash payments to the carriers, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $21.4 million, less claims paid of $12.7 million in 2008, and $21.3 million, less claims paid of $11.7 million for the 2007 period. This compares to our estimate of workers’ compensation loss costs of $15.9 million and $10.6 million in 2008 and 2007, respectively. In the period ended June 30, 2007, Administaff received $24.3 million from AIG for the return of excess claim funds related to the 2004 – 2006 AIG programs. We are currently in discussions with AIG related to the return of excess funds from the AIG program in 2008.

•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $26.3 million surplus, $17.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at June 30, 2008.

•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the period ended June 30, 2008, which ended on a Monday, client prepayments were $16.9 million and accrued worksite employee payroll was $140.2 million. In the period ended June 30, 2007, which was a Friday, client prepayments were $8.2 million and accrued worksite employee payroll was $102.9 million.

•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 9.6% to $24.1 million in 2008 compared to 2007. Please read Results of Operations – Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 on page 25.
          Cash Flows Used in Investing Activities
          Cash flows provided by investing activities were $51.6 million. We liquidated approximately $63.2 million in auction rate securities and reinvested the funds into cash equivalents. In addition, we invested approximately $7.9 million in capital expenditures and $3.8 million in the acquisition of USDatalink, an employment screening services company, during the first six months of 2008.
          Cash Flows Used in Financing Activities
          Cash flows used in financing activities were $21.0 million. During the first six months of 2008, we repurchased $16.5 million in treasury stock and paid $5.7 million in dividends.

Other Matters
          As previously disclosed, after capital constraints and downgrades from various rating agencies, our former workers’ compensation insurance carrier, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”) has entered into a “run-off.” If the run-off process is not successful and Kemper is placed into a formal liquidation or a similar proceeding, most states have established guaranty associations to pay the remaining claims. However, the guaranty associations of certain states, including Texas, may attempt to return the liability for such remaining claims to Administaff, which may have a material adverse effect on net income in the reported period.   For more information regarding Kemper, as well as the effect on us of the bankruptcy of another former workers compensation insurance carrier, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results and the Market Price of Common Stock- Increases in Workers’ Compensation Costs” on page 40 of our Form 10-K for the year ended December 31, 2007, filed with the SEC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company has investments in debt instruments of U.S. municipalities, the majority of which are auction rate securities (“ARS”), which are classified as available for sale securities at fair value.
          As a result of the recent liquidity issues experienced in the credit and capital markets, in early 2008, auctions for certain ARS held by the Company have failed. However, a failed auction does not represent a default by the issuer. Liquidity will be limited until there is a successful auction or until such time as other markets for these investments develop. All of the Company’s investments in ARS have continued to pay interest in accordance with the terms of the underlying security. The Company believes the credit quality of these assets has not been impacted and the current lack of liquidity in the market is temporary; therefore, no decline in market value has been recorded as of June 30, 2008. The Company has valued these investments at cost, which it believes continues to be a reasonable approximation of fair value under current circumstances.
          Auction rate securities held at December 31, 2007, were $74.9 million, all classified as current assets. Due to the instability in the markets, the Company sold a majority of these investments, and ended the second quarter 2008 with investments of $11.7 million, of which $3.8 million are classified as current assets and $7.9 million are classified as non-current assets in the unaudited Consolidated Balance Sheet as of June 30, 2008. See Note 3 “Investments,” in the consolidated financial statements on page 12, for additional details related to the Company’s auction rate securities. In addition, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 on page 43.

ITEM 4. CONTROLS AND PROCEDURES.
          In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information about purchases by Administaff during the three months ended June 30, 2008, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number		Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Program(2)	the Program (2)
04/01/2008 – 04/30/2008	—	$—	10,941,993	1,558,007
05/01/2008 – 05/31/2008	54,488	27.36	10,996,481	1,503,519
06/01/2008 – 06/30/2008	—	—	10,996,481	1,503,519

Total	54,488	$27.36	10,996,481	1,503,519

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 12,500,000 shares of Administaff common stock, of which 10,996,481 had been repurchased as of June 30, 2008. During the three months ended June 30, 2008, we repurchased 54,488 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          An Annual Meeting of Stockholders of the Company was held on May 6, 2008. At the Meeting, holders of 23,780,669 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the three proposals voted on at the Meeting, all of which were approved, is set forth below:
1.	Election of Class I Directors to serve until the Annual Meeting of Stockholders in 2011.

	For	Withheld
Michael W. Brown	12,218,571	11,139,843
Eli Jones	11,624,710	11,733,704
Gregory E. Petsch	11,825,800	11,532,614
Directors continuing in office were Jack M. Fields, Jr., Paul S. Lattanzio, Richard G. Rawson, Paul J. Sarvadi and Austin P. Young.

2.	Approval of the Administaff, Inc. 2008 Employee Stock Purchase Plan.

For	Against	Abstain

20,073,555	1,545,004	398,024
3	Ratification of Ernst & Young, LLP as the Company’s independent auditors for the year ending December 31, 2008

For	Against	Abstain

22,811,614	960,328	8,727

ITEM 6. EXHIBITS
          (a) List of exhibits.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.
Date: August 1, 2008	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Duly Authorized Officer)

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