Form 10-Q
period 2008-09-30
ADMINISTAFF INC \DE\
filed 2008-11-03
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑
     As of October 30, 2008, 25,340,647 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current assets:
Cash and cash equivalents	$189,470	$135,793
Restricted cash	35,689	35,318
Marketable securities	226	74,880
Accounts receivable, net:
Trade	2,684	3,299
Unbilled	170,376	125,318
Other	2,754	6,217
Prepaid insurance	23,220	22,395
Other current assets	9,471	6,273
Income taxes receivable	—	3,918

Total current assets	433,890	413,411

Property and equipment:
Land	2,920	2,920
Buildings and improvements	62,640	61,620
Computer hardware and software	66,294	65,518
Software development costs	23,068	21,624
Furniture and fixtures	34,956	32,004
Aircraft	31,548	21,909

	221,426	205,595
Accumulated depreciation and amortization	(132,161)	(127,654)

Total property and equipment, net	89,265	77,941

Prepaid health insurance	9,000	9,000
Deposits — healthcare	2,585	2,811
Deposits — workers’ compensation	50,431	51,909
Goodwill and other intangible assets, net	8,855	4,785
Other assets	659	794

Total other assets	71,530	69,299

Total assets	$594,685	$560,651

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current liabilities:
Accounts payable	$4,476	$5,236
Payroll taxes and other payroll deductions payable	80,270	113,929
Accrued worksite employee payroll cost	156,350	110,406
Accrued health insurance costs	13,486	19,297
Accrued workers’ compensation costs	37,530	37,150
Accrued corporate payroll and commissions	18,993	20,123
Other accrued liabilities	9,783	8,395
Current portion of capital lease obligations	640	629
Income tax payable	217	—
Deferred income taxes	3,237	1,066

Total current liabilities	324,982	316,231

Noncurrent liabilities:
Accrued workers’ compensation costs	43,794	39,116
Capital lease obligations	59	537
Deferred income taxes	7,883	6,092

Total noncurrent liabilities	51,736	45,745

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,847	138,640
Treasury stock, at cost	(131,454)	(123,600)
Accumulated other comprehensive income, net of tax	—	5
Retained earnings	210,265	183,321

Total stockholders’ equity	217,967	198,675

Total liabilities and stockholders’ equity	$594,685	$560,651

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues (gross billings of $2.560 billion, $2.316 billion, $7.570 billion and $6.781 billion, less worksite employee payroll cost of $2.138 billion, $1.932 billion, $6.271 billion and $5.613 billion, respectively)	$421,914	$383,380	$1,298,449	$1,167,896
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	336,415	308,338	1,042,282	946,320

Gross profit	85,499	75,042	256,167	221,576

Operating expenses:
Salaries, wages and payroll taxes	39,373	31,774	113,779	96,895
Stock-based compensation	2,337	1,885	7,630	5,628
General and administrative expenses	16,642	15,576	52,304	45,798
Commissions	3,211	3,104	9,579	8,727
Advertising	3,062	3,074	10,998	9,134
Depreciation and amortization	3,951	3,827	11,396	11,251

	68,576	59,240	205,686	177,433

Operating income	16,923	15,802	50,481	44,143

Other income (expense):
Interest income	1,727	2,957	6,110	8,941
Other, net	6	(22)	(34)	(74)

Income before income taxes	18,656	18,737	56,557	53,010

Income tax expense	6,727	6,583	20,485	18,819

Net income	$11,929	$12,154	$36,072	$34,191

Basic net income per share of common stock	$0.47	$0.46	$1.42	$1.27

Diluted net income per share of common stock	$0.46	$0.45	$1.40	$1.24

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2007	30,839	$309	$138,640	$(123,600)	$5	$183,321	$198,675
Purchase of treasury stock	—	—	—	(19,615)	—	—	(19,615)
Exercise of stock options	—	—	(2,405)	5,564	—	—	3,159
Income tax benefit from stock- based compensation, net	—	—	808	—	—	—	808
Stock-based compensation expense	—	—	1,788	5,842	—	—	7,630
Other	—	—	16	355	—	—	371
Dividends paid	—	—	—	—	—	(9,128)	(9,128)
Change in unrealized gain on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	36,072	36,072

Comprehensive income							36,067

Balance at September 30, 2008	30,839	$309	$138,847	$(131,454)	$—	$210,265	$217,967

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$36,072	$34,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,385	11,246
Stock-based compensation	7,630	5,628
Deferred income taxes	3,962	372
Changes in operating assets and liabilities:
Restricted cash	(371)	1,210
Accounts receivable	(40,980)	(20,184)
Prepaid insurance	(825)	6,280
Other current assets	(3,198)	(3,684)
Other assets	906	5,891
Accounts payable	(760)	798
Payroll taxes and other payroll deductions payable	(33,659)	(31,393)
Accrued worksite employee payroll expense	45,944	35,851
Accrued health insurance costs	(5,811)	2,093
Accrued workers’ compensation costs	5,058	(1,232)
Accrued corporate payroll, commissions and other accrued liabilities	678	(7,103)
Income taxes payable/receivable	3,239	5,562

Total adjustments	(6,802)	11,335

Net cash provided by operating activities	29,270	45,526

Cash flows from investing activities:
Marketable securities:
Purchases	—	(85,743)
Proceeds from maturities	3,895	950
Proceeds from dispositions	70,746	81,227
Cash exchanged for acquisition	(3,780)	—
Property and equipment:
Purchases	(22,582)	(9,534)
Proceeds from dispositions	104	28

Net cash provided by (used in) investing activities	48,383	(13,072)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from financing activities:
Purchase of treasury stock	$(19,615)	$(61,345)
Dividends paid	(9,128)	(8,997)
Proceeds from the exercise of stock options	3,159	2,508
Principal repayments on capital lease obligations	(467)	(514)
Income tax benefit from stock-based compensation	1,704	1,891
Other	371	513

Net cash used in financing activities	(23,976)	(65,944)

Net increase (decrease) in cash and cash equivalents	53,677	(33,490)
Cash and cash equivalents at beginning of period	135,793	148,416

Cash and cash equivalents at end of period	$189,470	$114,926

Supplemental disclosures:
Cash paid for income taxes	$11,674	$11,087
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)
1. Basis of Presentation
     Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the nine months ended September 30, 2008 and 2007, revenues from the Company’s Texas markets represented 31% and 32% of the Company’s total revenues, respectively.
     In April 2008, the Company purchased certain assets and operations of USDatalink, Limited, an employee screening services company, for $4.2 million, including $420,000 to be paid in April 2009. An additional $300,000 is payable in 2009 upon the satisfaction of certain conditions, as specified in the purchase agreement.
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
     The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007. The Consolidated Balance Sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at September 30, 2008, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended September 30, 2008 and 2007, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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
     Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. As of September 30, 2008, Plan Costs were less than the net cash funded to United by $29.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $20.3 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.
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
     The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, Administaff reduced accrued workers’ compensation costs by $8.3 million in 2008 and $15.9 million in 2007 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.8% and 4.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to accrued workers’ compensation claims for the nine months ended September 30, 2008 and 2007:

	2008	2007
	(in thousands)
Beginning balance, January 1,	$74,433	$77,424
Accrued claims	26,916	18,689
Present value discount	(2,698)	(2,886)
Paid claims	(19,168)	(17,303)

Ending balance, September 30,	$79,483	$75,924

Current portion of accrued claims	$35,689	$36,195
Long-term portion of accrued claims	43,794	39,729

	$79,483	$75,924

     Under both the ACE and AIG Programs, a portion of Administaff’s monthly premiums are set aside to fund the payment of claims, and any excess premiums funded into the program are returned to the Company subsequent to the end of the policy period. As of September 30, 2008, the total funds held by ACE and AIG were $86.1 million, of which $35.7 million is included in restricted cash and $50.4 million is included in deposits in the Company’s Consolidated Balance Sheets.

3. Investments
     The Company invests its excess cash in federal government and municipal-based money market funds and debt instruments of U.S. municipalities. Administaff’s investments do not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor do they include any collateralized debt obligations or collateralized loan obligations. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Liquid investments with stated maturities of greater than three months are classified as marketable securities in current assets, while less liquid investments are classified as marketable securities in non-current assets.
     The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30,	June 30,	December 31,
	2008	2008	2007
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$93,058	$95,429	$130,435
Investment Holdings
Money market funds (cash equivalents)	99,470	63,916	9,824
Marketable securities (current assets)	226	3,831	74,880
Marketable securities (non-current assets)	—	7,850	—

Total	$192,754	$171,026	$215,139
     The Company’s overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the overnight holdings balance as of September 30, 2008, are $69.7 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions; as well as $19.2 million in client prepayments. Please read “Cash Flows from Operating Activities — Timing of Customer Payments/Payrolls,” on page 28 for additional information.
     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At September 30, 2008 and December 31, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.

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
     The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	September 30,
	2008	Level 1	Level 2	Level 3
Money Market Funds	$192,528	$192,528	$—	$—
Municipal Bonds	226	226	—	—

Total	$192,754	$192,754	$—	$—
     During the quarter ended September 30, 2008, the Company liquidated all of its Auction Rate Securities, including the $7.9 million classified as non-current assets (Level 3) at June 30, 2008, resulting in no gain or loss upon the sale.
4. Stockholders’ Equity
     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock. As of September 30, 2008, the Company had repurchased 11,114,725 shares at a total cost of $219.3 million, including 756,883 shares at a total cost of $19.6 million during the nine months ended September 30, 2008, under this authorization.
     During the first and second quarters of 2008, the board of directors declared quarterly dividends of $0.11 per share of common stock. During the third quarter of 2008, the board of directors increased the quarterly dividend to $0.13 per share of common stock. During the nine months ended September 30, 2008 and 2007, total paid dividends were $9.1 million and $9.0 million, respectively.

5. Net Income Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic net income per share — weighted average shares outstanding	25,392	26,288	25,406	26,889
Effect of dilutive securities — treasury stock method:
Common stock options	298	524	300	562
Restricted stock awards	147	61	87	67

	445	585	387	629

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	25,837	26,873	25,793	27,518

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	453	856	600	792
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
State Unemployment Taxes
     During the second quarter 2008, the State of Colorado Department of Labor and Employment Unemployment Insurance Division (the “Division”) notified the Company of its identification of discrepancies, originating in 2002, regarding the application of the provisions of the Employment Security Act of Colorado. The Division has indicated that it is reviewing Administaff’s prior corporate reorganizations to determine whether the state unemployment accounts of certain Administaff subsidiaries should be combined into a single account, which could result in higher rates for certain prior and prospective periods. The Division has not issued a formal assessment of any additional taxes owed. The Company does not believe that the Division has any valid basis for assessing additional taxes and intends to defend itself vigorously. As a result of the uncertainty regarding the outcome of this matter, at this time the Company is unable to determine the ultimate additional tax liability, if any, related to this matter.

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

Additionally, since the plan’s inception in January 2002, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the cash funded to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the cash funded to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. As of September 30, 2008, Plan Costs were less than the net cash funded to United by $29.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $20.3 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheet.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, Administaff reduced workers’ compensation costs by $8.3 million in 2008 and $15.9 million in 2007 for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.8% and 4.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

During the second quarter 2008, the State of Colorado Department of Labor and Employment Unemployment Insurance Division (the “Division”) notified Administaff of its identification of discrepancies, originating in 2002, regarding the application of the provisions of the Employment Security Act of Colorado. The Division has indicated that it is reviewing Administaff’s prior corporate reorganizations to determine whether the state unemployment accounts of certain Administaff subsidiaries should be combined into a single account, which could result in higher rates for certain prior and prospective periods. The Division has not issued a formal assessment of any additional taxes owed. We do not believe the Division has any valid basis for assessing additional taxes and we intend to defend ourselves vigorously. As a result of the uncertainty regarding the outcome of this matter, at this time we are unable to determine the ultimate additional tax liability, if any, related to this matter.

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

Results of Operations
          Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.
          The following table presents certain information related to Administaff’s results of operations for the three months ended September 30, 2008 and 2007.

	Three months ended
	September 30,
	2008	2007	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.560 billion and $2.316 billion, less worksite employee payroll cost of $2.138 billion and $1.932 billion, respectively)	$421,914	$383,380	10.1%
Gross profit	85,499	75,042	13.9%
Operating expenses	68,576	59,240	15.8%
Operating income	16,923	15,802	7.1%
Other income	1,733	2,935	(41.0)%
Net income	11,929	12,154	(1.9)%
Diluted net income per share of common stock	0.46	0.45	2.2%

Statistical Data:
Average number of worksite employees paid per month	119,389	112,496	6.1%
Revenues per worksite employee per month (1)	$1,178	$1,136	3.7%
Gross profit per worksite employee per month	239	222	7.7%
Operating expenses per worksite employee per month	191	176	8.5%
Operating income per worksite employee per month	47	47	—

Net income per worksite employee per month	33	36	(8.3)%

(1)	Gross billings of $7,147 and $6,862 per worksite employee per month less payroll cost of $5,969 and $5,726 per worksite employee per month, respectively.
          Revenues
          Our revenues for the third quarter of 2008 increased 10.1% over the 2007 period due to a 6.1% increase in the average number of worksite employees paid per month and a 3.7%, or $42, increase in revenues per worksite employee per month.

          By region, our revenue growth over the third quarter of 2007 and revenue distribution for the quarter ended September 30, 2008 were as follows:

	Three months ended September 30,			Three months ended September 30,
	2008	2007	% Change	2008	2007
		(in thousands)		(% of total revenues)
Northeast	$88,430	$75,983	16.4%	21.0%	19.8%
Southeast	44,900	40,702	10.3%	10.6%	10.6%
Central	60,730	53,916	12.6%	14.4%	14.1%
Southwest	139,731	132,589	5.4%	33.1%	34.6%
West	84,968	77,506	9.6%	20.1%	20.2%
Other revenue	3,155	2,684	17.5%	0.8%	0.7%

Total revenue	$421,914	$383,380	10.1%	100.0%	100.0%

          Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2008, client retention improved, while new client sales declined and the net change in existing clients remained constant compared to the 2007 period.
          Gross Profit
          Gross profit for the third quarter of 2008 increased 13.9% to $85.5 million, compared to the third quarter of 2007. The average gross profit per worksite employee increased 7.7% to $239. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues increased 3.7% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 2.7% to $939 per worksite employee per month in the third quarter of 2008 versus $914 in the second quarter of 2007.
•	Benefits costs — The cost of group health insurance and related employee benefits increased $10 per worksite employee per month, or 1.52% on a cost per covered employee basis, compared to the third quarter of 2007. The overall increase in benefits costs during the three months ended September 30, 2008, was mitigated by the impact of the cost savings associated with the January 2008 benefit plan design changes. The percentage of worksite employees covered under our health insurance plans was 73.3% in the 2008 period compared to 72.9% in the 2007 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 15 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs increased $8 per worksite employee per month compared to the third quarter of 2007. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.63% in the 2008 period from 0.52% in the 2007 period. During the 2008 period, the Company recorded reductions in workers’ compensation costs of $2.8 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $6.0 million, or

0.34% of non-bonus payroll costs, in the 2007 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 16 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs — Payroll taxes increased $9 per worksite employee per month compared to the third quarter of 2007, due primarily to a 5.6% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 6.55% in the 2007 period to 6.44% in the 2008 period due primarily to lower state unemployment tax rates in 2008.
          Operating Expenses
          The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2008 and 2007.

	Three months ended September 30,			Three months ended September 30,
	2008	2007	% change	2008	2007	% change
		(in thousands)		(per worksite employee per month)
Salaries, wages and payroll taxes	$39,373	$31,774	23.9%	$110	$94	17.0%
Stock-based compensation	2,337	1,885	24.0%	6	6	—
General and administrative expenses	16,642	15,576	6.8%	46	46	—
Commissions	3,211	3,104	3.4%	9	9	—
Advertising	3,062	3,074	(0.4)%	9	9	—
Depreciation and amortization	3,951	3,827	3.2%	11	12	(8.3)%

Total operating expenses	$68,576	$59,240	15.8%	$191	$176	8.5%

          Operating expenses increased 15.8% to $68.6 million compared to the third quarter of 2007. Operating expense per worksite employee increased to $191 per month in the 2008 period from $176 in the 2007 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 23.9%, or $16 per worksite employee per month compared to the 2007 period due to: (i) a 13.3% increase in corporate headcount, primarily in the sales and service areas of the business in late 2007 and early 2008; and (ii) a $1.9 million increase in incentive compensation expense, which is largely tied to operating results.
•	Stock-based compensation expense increased approximately $450,000, but remained flat on a per worksite employee per month basis. The stock-based compensation expense represents the vesting of restricted stock awards granted to employees.
•	General and administrative expenses increased 6.8%, due to: (i) expenses associated with opening and relocating sales and service offices; and (ii) costs associated with the HRTools software enhancement initiatives. General and administrative expenses remained flat on a per worksite employee per month basis compared to the third quarter of 2007.
•	Commissions expense increased 3.4%, but remained flat on a per worksite employee per month basis compared to the 2007 period.

•	Advertising costs decreased 0.4% and remained flat on a per worksite employee per month basis compared to the third quarter of 2007.
•	Depreciation and amortization expense increased 3.2%, but decreased $1 on a per worksite employee per month basis compared to the 2007 period.
          Other Income (Expense)
          Other income (expense) decreased from $2.9 million in the third quarter of 2007 to $1.7 million in the 2008 period, due primarily to a decline in interest rates.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $47 and $33 in the 2008 period, versus $47 and $36 in the 2007 period.

          Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.
          The following table presents certain information related to Administaff’s results of operations for the nine months ended September 30, 2008 and 2007.

	Nine months ended
	September 30,
	2008	2007	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $7.570 billion and $6.781 billion, less worksite employee payroll cost of $6.271 billion and $5.613 billion, respectively)	$1,298,449	$1,167,896	11.2%
Gross profit	256,167	221,576	15.6%
Operating expenses	205,686	177,433	15.9%
Operating income	50,481	44,143	14.4%
Other income	6,076	8,867	(31.5)%
Net income	36,072	34,191	5.5%
Diluted net income per share of common stock	1.40	1.24	12.9%

Statistical Data:
Average number of worksite employees paid per month	116,360	108,571	7.2%
Revenues per worksite employee per month (1)	$1,240	$1,195	3.8%
Gross profit per worksite employee per month	245	227	7.9%
Operating expenses per worksite employee per month	196	182	7.7%
Operating income per worksite employee per month	48	45	6.7%
Net income per worksite employee per month	34	35	(2.9)%

(1)	Gross billings of $7,228 and $6,940 per worksite employee per month less payroll cost of $5,988 and $5,745 per worksite employee per month, respectively.
          Revenues
          Our revenues for the nine months ended September 30, 2008, increased 11.2% over the 2007 period due to a 7.2% increase in the average number of worksite employees paid per month and a 3.8%, or $45, increase in revenues per worksite employee per month.
          By region, our revenue growth over the first nine months of 2007 and revenue distribution for the nine months ended September 30, 2008 were as follows:

	Nine months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007
		(in thousands)		(% of total revenues)
Northeast	$274,104	$231,485	18.4%	21.1%	19.8%
Southeast	137,222	122,445	12.1%	10.6%	10.5%
Central	187,516	164,619	13.9%	14.4%	14.1%
Southwest	428,680	396,011	8.2%	33.0%	33.9%
West	260,877	244,588	6.7%	20.1%	20.9%
Other revenue	10,050	8,748	14.9%	0.8%	0.8%

Total revenue	$1,298,449	$1,167,896	11.2%	100.0%	100.0%

          Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the nine months ended September 30, 2008, client retention, as a percentage of the worksite employee base, improved, while new client sales and the net change in existing clients declined compared to the 2007 period.
          Gross Profit
          Gross profit for the first nine months of 2008 increased 15.6% to $256.2 million, compared to the first nine months of 2007. The average gross profit per worksite employee increased 7.9% to $245 per month in the 2008 period from $227 per month in the 2007 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
          While our revenues increased 3.8% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 2.8% to $995 per worksite employee per month in the first nine months of 2008 versus $968 in the first nine months of 2007.
•	Benefits costs — The cost of group health insurance and related employee benefits increased $13 per worksite employee per month, or 2.2% on a per covered employee basis, compared to 2007. The overall increase in benefits costs during the nine months ended September 30, 2008, was mitigated by the impact of the cost savings associated with the January 2008 benefit plan design changes. The percentage of worksite employees covered under our health insurance plans was 73.3% in the 2008 period compared to 73.0% in the 2007 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 15 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs — Workers’ compensation costs increased $6 per worksite employee per month compared to the first nine months of 2007. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.62% in the 2008 period from 0.55% in the 2007 period. During the 2008 period, we recorded reductions in workers’ compensation costs of $8.3 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $15.9 million, or 0.31% of non-bonus payroll costs, in the 2007 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 16 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs — Payroll taxes increased $10 per worksite employee per month compared to the first nine month of 2007, primarily due to a 5.7% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost declined from 7.53% in the 2007 period to 7.40% in the 2008 period due to lower state unemployment tax rates in 2008.

          Operating Expenses
          The following table presents certain information related to the Administaff’s operating expenses for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,			Nine months ended September 30,
	2008	2007	% change	2008	2007	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$113,779	$96,895	17.4%	$109	$99	10.1%
Stock-based compensation	7,630	5,628	35.6%	7	6	16.7%
General and administrative expenses	52,304	45,798	14.2%	50	47	6.4%
Commissions	9,579	8,727	9.8%	9	9	—
Advertising	10,998	9,134	20.4%	10	9	11.1%
Depreciation and amortization	11,396	11,251	1.3%	11	12	(8.3)%

Total operating expenses	$205,686	$177,433	15.9%	$196	$182	7.7%

          Operating expenses increased 15.9% to $205.7 million compared to the first nine months of 2007. Operating expense per worksite employee increased to $196 per month in the 2008 period from $182 in the 2007 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 17.4%, or $10 per worksite employee per month compared to the 2007 period due to: (i) a 11.4% increase in corporate headcount, primarily in the sales and service areas of the business; and (ii) a $2.9 million increase in incentive compensation expense, which is largely tied to our operating results.

•	Stock-based compensation expense increased $2.0 million, or $1 per worksite employee per month. Stock based compensation expense primarily represents the vesting of restricted stock awards granted to employees.

•	General and administrative expenses increased 14.2%, or $3 per worksite employee per month compared to the first nine months of 2007, due primarily to: (i) consulting fees associated with the HRTools software development and enhancement initiatives; (ii) expenses associated with the opening and relocating of sales offices; and (iii) increased travel expenses.

•	Commissions expense increased 9.8%, but remained flat on a per worksite employee per month basis compared to the 2007 period.

•	Advertising costs increased 20.4%, or $1 per worksite employee per month, due to an increase in business promotions and radio and television advertising expenditures relative to 2007.

•	Depreciation and amortization expense increased 1.3%, but decreased $1 on a per worksite employee per month basis compared to the 2007 period.

          Other Income (Expense)
          Other income (expense) decreased from $8.9 million in the first nine months of 2007 to $6.1 million in the 2008 period, due primarily to a decline in interest rates.
          Income Tax Expense
          Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
          Net Income
          Operating and net income per worksite employee per month was $48 and $34 in the 2008 period, versus $45 and $35 in the 2007 period.
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

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
		(in thousands, except per worksite employee data)
Payroll cost (GAAP)	$2,137,954	$1,932,491	10.6%	$6,271,168	$5,613,354	11.7%
Less: Bonus payroll cost	131,647	142,231	(7.4)%	477,565	499,006	(4.3)%

Non-bonus payroll cost	$2,006,307	$1,790,260	12.1%	$5,793,603	$5,114,348	13.3%

Payroll cost per worksite employee (GAAP)	$5,969	$5,726	4.2%	$5,988	$5,745	4.2%
Less: Bonus payroll cost per worksite employee	367	421	(12.8)%	456	511	(10.8)%

Non-bonus payroll cost per worksite employee	$5,602	$5,305	5.6%	$5,532	$5,234	5.7%

Liquidity and Capital Resources
          We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, expansion plans, dividends, debt service requirements and other operating cash needs. To meet short and long-term liquidity requirements, including payment of direct costs, operating expenses and dividends, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $189.7 million in cash and cash equivalents and marketable securities at September 30, 2008, including approximately $69.7 million for withheld federal and state income taxes, employment taxes and other payroll deductions, and $19.2 million in customer prepayments that were payable in October 2008. At September 30, 2008, we had working capital of $108.9 million compared to $97.2 million at December 31, 2007. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2008. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
          Cash Flows From Operating Activities
          Our cash flows from operating activities in 2008 decreased $16.3 million from 2007. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls. Therefore, the date of the last day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the period ended September 30, 2008, which ended on a Tuesday, client prepayments were $19.2 million and accrued worksite employee payroll was $156.4 million. In the period ended September 30, 2007, which was a Sunday, client prepayments were $20.4 million and accrued worksite employee payroll was $130.7 million.

•	Workers’ compensation plan funding — Under our workers’ compensation coverage policy, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreement with the carrier, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangement can result in changes in the amount of the cash payments to the carriers, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $32.1 million, less claims paid of $19.2 million in 2008, and $31.3 million, less claims paid of $17.3 million for the 2007 period. This compares to our estimate of workers’ compensation loss costs of $24.2 million and $15.8 million in 2008 and 2007, respectively. Additionally, during 2008 and 2007, we received $19.8 million and $24.3 million, respectively, from AIG for the return of excess claim funds related to the AIG Program.

•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan in January 2002, cash funded to United has exceeded Plan Costs, resulting in a $29.3 million surplus, $20.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at September 30, 2008.

•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income increased 5.5% to $36.1 million in 2008 compared to 2007. Please read Results of Operations —Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 on page 24
          Cash Flows Used in Investing Activities
          Cash flows provided by investing activities were $48.4 million during the nine months ended September 30, 2008. We liquidated approximately $74.6 million in marketable securities and reinvested the funds into cash equivalents. In addition, we invested approximately $22.6 million in capital expenditures and $3.8 million in the acquisition of USDatalink, an employment screening services company.
          Cash Flows Used in Financing Activities
          Cash flows used in financing activities were $24.0 million. During the first nine months of 2008, we repurchased $19.6 million in treasury stock and paid $9.1 million in dividends.
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

ITEM 4. CONTROLS AND PROCEDURES.
          In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
          There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

          The following additional factors may also have an effect on our results of operations.
          Current economic conditions may adversely affect our industry, business and results of operations.
          The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which some observers view as a possible recession, and the future economic environment may continue to be less favorable than that of recent years. In addition, recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on business loans. A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our clients. This may in turn have a corresponding negative impact on our operating results as some of our clients may suffer business failures, and others may react to worsening conditions by reducing their employee headcount, lowering their wage and bonus levels, lowering their spending on other human resources benefits and services or determine not to outsource those services to us. In addition, worsening economic conditions may impair our ability to attract new clients. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.
          The failure of our insurance carriers could have a material adverse effect on us.
          During the third quarter of 2008, it was publicly reported that American International Group, Inc. (“AIG Parent”) experienced significant financial difficulties, and the United States Federal Reserve has approved over $100 billion in emergency loans to AIG Parent. Selected member insurance companies of AIG Parent (the “Selected Member Carriers”) provide employment practices liability (“EPL”) insurance to Administaff and our clients, and also remain as the carriers for all workers’ compensation claim activity incurred between September 1, 2003 and September 30, 2007. As of September 30, 2008, AIG held funds of $43.4 million, which is included in restricted cash and deposits on the Company’s Consolidated Balance Sheet, to pay remaining claims under the AIG workers’ compensation program. Although AIG Parent has publicly stated that its Selected Member Carriers remain well-capitalized and financially secure, in the event that the Selected Member Carriers fail and are placed into a formal liquidation or a similar proceeding, the claim funds held by AIG would not necessarily be used to pay the Company’s remaining workers’ compensation claims. Instead, the claims could be paid by guaranty associations that have been established by most states, many of which could in turn attempt to return the liability for such claims to Administaff. Moreover, in the event of a failure of the carrier providing the EPL insurance, Administaff may be responsible for the payment of any such claims. Any such events could have a material adverse effect on net income in the reported period.
          For additional information about our workers’ compensation insurance, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 16 and “—Other Matters” on page 29.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table provides information about purchases by Administaff during the three months ended September 30, 2008, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number		Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)	Paid per Share	Program(2)	the Program (2)
07/01/2008 — 07/31/2008	54,180	$25.40	11,050,661	1,449,339
08/01/2008 — 08/31/2008	48,309	26.89	11,098,970	1,401,030
09/01/2008 — 09/30/2008	15,755	25.99	11,114,725	1,385,275

Total	118,244	$26.09	11,114,725	1,385,275

(1)	Our board of directors has approved the repurchase of up to an aggregate amount of 12,500,000 shares of Administaff common stock, of which 11,114,725 had been repurchased as of September 30, 2008. During the three months ended September 30, 2008, we repurchased 118,244 shares of our common stock.

(2)	Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6. EXHIBITS
          (a) List of exhibits.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 3, 2008	By:	/s/ Douglas S. Sharp

Douglas S. Sharp
Senior Vice President of Finance, Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)