Form 10-K
period 2008-12-31
ADMINISTAFF INC \DE\
filed 2009-02-09
CIK 1000753

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.
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
Securities Registered Pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of February 4, 2009, 25,141,489 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2008, closing price of the common stock as reported by the New York Stock Exchange) was approximately $627 million.
     DOCUMENTS INCORPORATED BY REFERENCE
     Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 5, 2009, which the registrant intends to file within 120 days of the end of the fiscal year.

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
ITEM 1. BUSINESS.
General
     Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets. We were organized as a corporation in 1986 and have provided PEO services since inception. We also perform recordkeeping services for defined contribution plans and offer an online Web site for human resource products, services and information, as well as small business software applications.
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
     As of December 31, 2008, we had 51 sales offices in 24 markets. Our long-term strategy is to operate approximately 90 sales offices located in 40 strategically selected markets. We opened three new sales offices in 2008 and currently have no plans to open any additional sales offices during 2009.
     Our national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resource services. As of December 31, 2008, we had four regional service centers, and had human resource and client service personnel located in a majority of our 24 sales markets, which serviced an average of 118,748 worksite employees per month in the fourth quarter of 2008.
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
     A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Administaff and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry. Currently, 34 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all 34 of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.

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
     The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:
•	Internal Revenue Code (the “Code”); ·

•	Federal Income Contribution Act (FICA);

•	Federal Unemployment Tax Act (FUTA);

•	Fair Labor Standards Act (FLSA)*;

•	Employee Retirement Income Security Act, as amended (ERISA);

•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA);

•	Immigration Reform and Control Act (IRCA);

•	Title VII (Civil Rights Act of 1964)*;

•	Americans with Disabilities Act (ADA)*;

•	Age Discrimination in Employment Act (ADEA)*;

•	The Family and Medical Leave Act (FMLA)*;

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Drug-Free Workplace Act*;

•	Occupational Safety and Health Act (OSHA)*;

•	Worker Adjustment and Retraining Notification Act (WARN);

•	Uniformed Services Employment and Reemployment Rights Act (USERRA);

•	State unemployment and employment security laws; and

•	State workers’ compensation laws.

*	And similar state laws
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

     All of the following services are included in the Personnel Management System and are available to all clients:
     Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include:
•	payroll processing;

•	payroll tax deposits;

•	quarterly payroll tax reporting;

•	employee file maintenance;

•	unemployment claims processing; and

•	workers’ compensation claims reporting.
     Benefit Plans Administration. We maintain several benefit plans including the following types of programs:
•	group health coverage;

•	a health care flexible spending account plan;

•	an educational assistance program;

•	an adoption assistance program;

•	group term life insurance;

•	universal life insurance coverage;

•	accidental death and dismemberment insurance coverage;

•	short-term and long-term disability insurance coverage;

•	a 401(k) retirement plan; and

•	a cafeteria plan.
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

     Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or we share with our clients, we can assist our clients in managing and limiting exposure. This includes first time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workers’ compensation claims. We also provide guidance to clients for avoiding liability claims for discrimination, sexual harassment and civil rights violations, and participate in termination decisions to attempt to minimize liability on those grounds. We employ in-house and external counsel, specializing in several areas of employment law, who have broad experience in disputes concerning the employer/employee relationship and provide support to our human resources service specialists. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government regulations and notify clients of the potential effect of such changes on employer liability.
     Employee Service CenterSM. The Employee Service Center (“ESC”) is our Web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO content and services to our clients and worksite employees. The ESC provides a wide range of functionality, including:
•	WebPayrollSM for the submission and approval of payroll data;

•	client-specific payroll information and reports;

•	employee information, including online check stubs and pay history reports;

•	employee-specific benefits content, including summary plan descriptions and enrollment status;

•	access to 401(k) plan information through the Retirement Service CenterSM;

•	online human resources forms;

•	best practices human resource management process maps and process overviews;

•	an online personnel guide;

•	e-Learning Web-based training;

•	online recruiting services;

•	links to benefits providers and other key vendors; and

•	frequently asked questions.
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
     HR Software Products. In December 2005, we acquired HRTools.com, an online Web site for human resources products, services and information. The acquisition also included small business software applications related to job descriptions, performance reviews, and personnel policies and procedures. The applications are sold primarily to small business customers through online subscription arrangements, packaged software ordered through the HRTools.com Web site, or through various reseller arrangements. During 2007, we embarked on a strategy to redevelop the technological platform to a “software as a service” delivery model.
     Employment Screening Services. In April 2008, we acquired the operations of USDatalink, Ltd., an employment screening services company. The acquisition allows us to leverage our HR service capabilities to our PEO customers, through operating synergies. USDatalink offers a customized approach to background-check reporting for companies that outsource this portion of their employment-screening process. Services include criminal records checks; verifying employment history or education; conducting driving record, civil record and credit history checks; and confirming extraordinary credentials.
Client Service Agreement
     All PEO clients execute an Administaff Client Service Agreement (“CSA”). The CSA generally provides for an on-going relationship, subject to termination by Administaff or the client upon 30 days written notice or upon shorter notice in the event of default. The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs. Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs. This practice aligns clients’ payments to Administaff for payroll taxes with Administaff’s obligations to make payments to tax authorities, which are higher in the earlier part of the year, and decrease as limits on wages subject to payroll tax, are reached. New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in Administaff’s improving profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.
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
Customers
     Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resource practices. We refer to customers with 150 to 2,000 employees as mid-market customers. These customers, which represent 12% of the total customer base in December 2008, are marketed to and serviced by dedicated sales and service personnel. We have set a long-term goal to serve approximately 10% of the overall small and medium sized business community. We serve clients and worksite employees located throughout the United States. For the year ended December 31, 2008, Houston, our original market, accounted for approximately 14% of our worksite employees, with other Texas markets contributing an additional 17%. By region, our revenue growth over 2007 and revenue distribution for the year ended December 31, 2008 were as follows:

		% of
	Revenue	Total
	Growth	Revenues
Northeast	16.6%	21.1%
Southeast	10.2%	10.6%
Central	12.9%	14.5%
Southwest	6.7%	33.0%
West	6.2%	20.0%
Other revenue	11.3%	0.8%
     As part of our client selection strategy, we generally do not offer our services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, essentially eliminating certain industries we believe present a higher employer risk such as employee injury, high turnover or litigation. All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resource practices.
     Our client base is broadly distributed throughout a wide variety of industries including:
•	Computer and information services — 21%;

•	Management, administration and consulting services — 16%;

•	Finance, insurance and real estate — 14%;

•	Manufacturing — 8%;

•	Engineering, accounting and legal services — 7%;

•	Wholesale trade — 7%;

•	Construction — 6%;

•	Medical services — 6%;

•	Retail trade — 5%;

•	Transportation — 2%; and

•	Other — 8%.
     This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
     We focus heavily on client retention. During 2008, our retention rate was approximately 79%. Administaff’s client retention record over the last five years reflects that approximately 76% of our clients remain for more than one year, and that the retention rate improves for clients who remain with us for longer periods, up to approximately 80% for clients in their fifth year with Administaff. The average annual retention rate over the last five years was approximately 79%. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.
Marketing and Sales
     As of December 31, 2008, we had 51 sales offices located in 24 markets. Our long-term goal is to operate 90 sales offices in 40 strategically selected markets. Our sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Administaff’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date
Houston	5	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	4	1993
Atlanta	4	1994
Phoenix	2	1995
Chicago	2	1995
Washington D.C.	3	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	4	1999
Baltimore	1	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Cleveland	1	2002
Raleigh	1	2006
Jacksonville	1	2007
Kansas City	1	2007
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
     Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet. These leads result in initial presentations to prospective clients, and ultimately, prospective client census reports. A prospective client’s census report reflects information gathered by the sales representative about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary and desired level of benefits. This information is entered into our customized bid system, which applies Administaff’s proprietary pricing model to the census data, leading to the preparation of a bid. Concurrent with this process, we evaluate the prospective client’s workers’ compensation, health insurance, employer practices and financial stability from a risk management perspective. Upon completion of a favorable risk evaluation, the sales representative presents the bid and attempts to enroll the prospect. Our selling process typically takes approximately 90 days for clients with less than 150 employees, and up to approximately 180 days for larger clients.
Competition
     Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2005 through 2007 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Administaff on a per worksite employee per month basis. During the three-year period from 2005 through 2007, our staff support ratio averaged 47% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 126% and 151%, respectively.
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

Vendor Relationships
     Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and member insurance companies of ACE American Insurance Company (“ACE”) to be the most significant elements of our employee benefits package. These contracts would be the most difficult to replace.
     We provide group health insurance coverage to our worksite employees through a national network of carriers including United, Kaiser Permanente, Blue Cross and Blue Shield of Georgia, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 92% of our health insurance coverage and expires on December 31, 2010, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefits Costs” on page 25.
     Our workers’ compensation coverage (the “ACE Program”) is currently provided through ACE. Under our arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with ACE, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 26.
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

     Administaff’s primary data center is located at our corporate headquarters in Kingwood, Texas (a suburb of Houston). Substantially all of our business applications, telecommunications equipment and network equipment are hosted in this data center. We maintain a disaster recovery data center in a leased facility in Bryan, Texas. This data center is fully equipped with the hardware and software necessary to run all of our critical business applications and has sufficient capacity to handle all of our operations for short periods of time, if required. Periodically, we perform testing to ensure the disaster recovery capabilities remain effective and available.
     We have invested substantially in our network infrastructure to ensure appropriate connectivity exists between our service centers in Atlanta, Dallas, Houston and Los Angeles, our district sales offices, our disaster recovery facility and our corporate offices, and to provide appropriate Internet connectivity to conduct business through the Employee Service Center. The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.
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
Industry Regulation
     Administaff’s operations are affected by numerous federal and state laws relating to tax and employment matters. By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 34 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation.
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
     401(k) Retirement Plans. The Company’s 401(k) Retirement Plans are operated pursuant to guidance provided by the Internal Revenue Service under Revenue Procedure 2002-21 and Revenue Procedure 2003-86, each of which provides guidance for the operation of defined contribution plans maintained by PEOs that benefit worksite employees. This guidance provides qualification standards for PEO plans which, if met, negate the inquiry of common law employer status for purposes of the exclusive benefit rule.
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
State Regulation
     While many states do not explicitly regulate PEOs, 34 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. The Company is in compliance with the requirements in all 34 states. Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.
Corporate Office Employees
     We had approximately 2,060 corporate office and sales employees as of December 31, 2008. We believe our relations with our corporate office and sales employees are good. None of our corporate office and sales employees are covered by a collective bargaining agreement.
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
Corporate Facilities
     Our corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility. This 28-acre company-owned office campus includes approximately nine acres of undeveloped land for future expansion. All development and support operations are located in the Kingwood facility, along with our record retention center and primary data processing center.
     In December 2008, we acquired a one-third acre parcel of land to construct a conference facility in Georgia.
Service Centers
     We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles. Each service center is designed to service approximately 40,000 worksite employees at full capacity.
     The Atlanta service center, which currently services approximately 31% of our worksite employee base, is located in a 40,000 square foot facility under lease until 2014.
     The Dallas service center, which currently services approximately 22% of our worksite employee base, is located in a 47,500 square foot facility, which is under lease until 2016.
     The Houston service center, which currently services approximately 24% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2014. In addition to the service center operations, the facility also contains corporate support operations.
     The Los Angeles service center, which currently services approximately 23% of our worksite employee base, is located in a 45,000 square foot facility under lease until 2012.
Sales Offices
     As of December 31, 2008, we had sales and service personnel in 39 facilities located in 24 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2008, we had 51 sales offices in these 24 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

ITEM 3. LEGAL PROCEEDINGS.
     We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations. Please read Note 10 to financial statements, which is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following table sets forth the names, ages (as of February 9, 2009) and positions of the Company’s executive officers:

Name	Age	Position
Paul J. Sarvadi	52	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	60	President
A. Steve Arizpe	51	Executive Vice President, Client Services and Chief Operating Officer
Jay E. Mincks	55	Executive Vice President, Sales and Marketing
Douglas S. Sharp	47	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	42	Senior Vice President, Legal, General Counsel and Secretary
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
     A. Steve Arizpe has served as Executive Vice President of Client Services and Chief Operating Officer since August 2003. He joined Administaff in 1989 and has served in a variety of roles, including Houston Sales Manager, Regional Sales Manager and Vice President of Sales. Prior to joining Administaff, Mr. Arizpe served in sales and sales management roles for two large corporations.
     Jay E. Mincks has served as Executive Vice President of Sales and Marketing since January 1999. Mr. Mincks served as Vice President of Sales and Marketing from February 1997 through January 1999. He joined Administaff in 1990 and has served in a variety of other roles, including Houston Sales Manager and Regional Sales Manager for the Western United States. Prior to joining Administaff, Mr. Mincks served in a variety of positions, including management positions, in the sales and sales training fields with various large companies.
     Douglas S. Sharp has served as Senior Vice President of Finance, Chief Financial Officer and Treasurer since May 2008. He served as Vice President of Finance, Chief Financial Officer and Treasurer from August 2003 until May 2008. Mr. Sharp joined Administaff in January 2000 as Vice President of Finance and Controller. From July 1994 until he joined Administaff, he served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small publicly held company; as Controller for a large software company; and as an Audit Manager for Ernst & Young LLP. Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO.

     Daniel D. Herink has served as Senior Vice President of Legal, General Counsel and Secretary since May 2008. He served as Vice President of Legal, General Counsel and Secretary from May 2007 until May 2008. Mr. Herink joined Administaff in 2000 as Assistant General Counsel and was promoted to Associate General Counsel in 2002. In his prior responsibilities with Administaff, Mr. Herink led the Company’s litigation and property and casualty insurance practice areas and also worked extensively on transactional matters. He previously served as an attorney at Rodriguez, Colvin & Chaney, L.L.P. and McGinnis, Lochridge & Kilgore, L.L.P. He was named a “Texas Super Lawyers — Rising Star” by Texas Monthly in 2005 and 2007. Mr. Herink is also a certified public accountant.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES.
Price Range of Common Stock
     Our common stock is traded on the New York Stock Exchange under the symbol “ASF.” As of February 4, 2009, there were 360 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

			Dividends
	High	Low	Per Share
2008

First Quarter	$31.60	$22.82	$0.11
Second Quarter	31.60	23.55	0.11
Third Quarter	30.00	24.75	0.13
Fourth Quarter	27.16	13.36	0.13

2007

First Quarter	$43.66	$33.19	$0.11
Second Quarter	37.66	31.28	0.11
Third Quarter	37.96	29.96	0.11
Fourth Quarter	41.87	27.63	0.11
Dividend Policy
     During 2008 and 2007, the Company paid dividends of $12.4 million and $11.9 million, respectively. The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
     The following table provides information about our purchases of Administaff common stock during the three months ended December 31, 2008:

			Total Number of	Maximum Number
	Total Number		Shares Purchased as	of Shares that May
	of Shares	Average Price Paid	Part of Publicly	Yet be Purchased
Period	Purchased (1)	per Share	Announced Program (2)	Under the Program (2)

10/01/2008 — 10/31/2008	771,773	$20.01	11,886,498	613,502
11/01/2008 — 11/30/2008	157,370	14.83	12,043,868	456,132
12/01/2008 — 12/31/2008	45,000	15.28	12,088,868	411,132
Total	974,143	$18.96	12,088,868	411,132

(1)	Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 12,500,000 shares of Administaff common stock, of which 12,088,868 shares had been repurchased as of December 31, 2008. During the three months ended December 31, 2008, we purchased 974,143 shares of our common stock.

(2)	Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Performance Graph
     The following graph compares our cumulative total stockholder return since December 31, 2003 with the Standard & Poor’s Small Cap 600 Stock Index and a peer group index composed of other companies with similar business models (Peer Group.) The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2003.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Administaff, Inc., The S&P Smallcap 600 Index
And A Peer Group

*        $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.
Copyright © 2009 S&P, a division of The McGraw Hill Companies Inc. All rights reserved.

	12/03	12/04	12/05	12/06	12/07	12/08

Administaff, Inc.	100.00	72.55	244.86	251.25	168.26	131.78
S&P Smallcap 600	100.00	122.65	132.07	152.04	151.58	104.48
Peer Group	100.00	105.62	114.27	122.99	121.39	103.23
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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues (1)	$1,724,434	$1,569,977	$1,389,464	$1,169,612	$969,527
Gross profit	343,739	305,922	282,729	235,756	197,694
Operating income	64,982	62,214	61,565	43,767	22,131
Net income	45,780	47,492	46,506	29,983	19,210
Diluted net income per share	$1.79	$1.74	$1.64	$1.12	$0.72

Balance Sheet Data:
Working capital	$98,414	$97,180	$128,401	$93,235	$47,500
Total assets	616,840	560,651	561,515	495,439	355,388
Total debt/capital lease obligations	537	1,166	1,749	34,890	36,539
Total stockholders’ equity	208,479	198,675	228,445	182,429	126,529
Cash dividends per share	0.48	0.44	0.36	0.28	—

Statistical Data:
Average number of worksite employees paid per month during period	116,957	110,291	100,675	88,780	77,936
Revenues per worksite employee per month (2)	$1,229	$1,186	$1,150	$1,098	$1,037
Gross profit per worksite employee per month	$245	$231	$234	$221	$211
Operating income per worksite employee per month	$46	$47	$51	$41	$24

(1)	Gross billings of $10.372 billion, $9.437 billion, $8.055 billion, $6.633 billion and $5.377 billion, less worksite employee payroll cost of $8.648 billion, $7.867 billion, $6.666 billion, $5.463 billion and $4.407 billion, respectively.

(2)	Gross billings of $7,391, $7,130, $6,667, $6,226 and $5,749 per worksite employee per month, less payroll cost of $6,162, $5,944, $5,517, $5,128 and $4,712 per worksite employee per month, respectively.

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
     Our key objectives for 2008 were to continue to grow the number of paid worksite employees while appropriately pricing our service offering and to invest in future growth opportunities, such as sales and service personnel, and new products and initiatives such as mid-market enhancements and the HRTools.com software redevelopment. We ended 2008 averaging 118,748 paid worksite employees in the fourth quarter, which represents a 2.9% increase over the fourth quarter of 2007. Our average number of worksite employees paid for the full year increased 6.0% over 2007 to 116,957.
     Our 2008 average gross profit per worksite employee per month was $245, a $14 increase over 2007. Higher gross profit per worksite employee in 2008 compared to 2007 was primarily the result of a 3.6% pricing increase offset by a 3.0% direct cost increase.
     Operating expenses increased by 14.4% in 2008 to $278.8 million. Operating expenses increased due primarily to investments in sales and service personnel, and new products and initiatives for the current and future growth of our business. On a per worksite employee per month basis, operating expenses increased from $184 in 2007 to $199 in 2008.
     Our net income in 2008 was $45.8 million, a $1.7 million decrease compared to 2007. This decrease included a $4.7 million decline in interest income as a result of lower interest rates.
     We ended 2008 with working capital of $98.4 million. During 2008, we repurchased 1,731,025 shares of our common stock at a total cost of $38.1 million and paid $12.4 million in dividends.
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
     Employee benefits costs are comprised primarily of health insurance premiums and claims costs (including dental and pharmacy costs), but also include costs of other employee benefits such as life insurance, vision care, disability insurance, education assistance, adoption assistance, a flexible spending account and a worklife program.
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
Critical Accounting Policies and Estimates
     Administaff’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, client bad debts, income taxes, property and equipment, goodwill and other intangibles, and contingent liabilities. We base these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
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

The health insurance contract with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. In April 2007, Administaff

and United entered into a three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction of benefits costs in the second quarter of 2007. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2008, Plan Costs were less than the premiums paid and owed to United by $30.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $21.8 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet. The premiums owed to United at December 31, 2008, were $11.4 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.

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

The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $714.1 million in 2008:

	Change in	Change in
Change in	Benefits Costs	Net Income
Completion Rate	(in thousands)	(in thousands)
(2.5)%	$(11,440)	$7,276
(1.0)%	(4,576)	2,910
1.0%	4,576	(2,910)
2.5%	11,440	(7,276)
•	Workers’ compensation costs — Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with ACE Group of Companies (“ACE”). Under our arrangement with ACE (the “ACE Program”), we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Prior to our current relationship with ACE, our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”). The AIG Program coverage and structure was consistent with the ACE Program.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the years ended December 31, 2008 and 2007, Administaff reduced accrued workers’ compensation costs by $9.8 million and $19.6 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.6% and 4.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $49.8 million in 2008:

	Change in Workers’	Change in
Change in Loss	Compensation Costs	Net Income
Development Rate	(in thousands)	(in thousands)
(5.0)%	$(2,175)	$1,383
(2.5)%	(1,087)	692
2.5%	1,087	(692)
5.0%	2,175	(1,383)
At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. As of December 31, 2008, we had restricted cash of $36.5 million and deposits of $56.4 million. We have estimated and accrued $83.1 million in incurred workers’ compensation claim costs as of December 31, 2008.

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

•	Property and equipment — Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. In 2007, we began a plan to redevelop the HRTools.com software platform and intend to dispose of the software acquired in 2005. Accordingly, we reduced the carrying amount of the legacy software to its net realizable value, resulting in an impairment loss of $1.2 million during 2007.

•	Goodwill and other intangibles — Our acquisitions of HRTools.com and USDatalink included certain identifiable intangible assets and goodwill implied in the purchase price. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
New Accounting Pronouncements
     In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued. SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. Our effective date was initially January 1, 2008. However, the FASB has released FASB Staff Position No. FAS 157-b, Effective Date of FASB Statement No. 157, which delayed the effective date of Statement 157 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, we adopted SFAS 157 on January 1, 2008 for our financial assets and liabilities only. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements and we do not anticipate a material impact when applied to our non-financial assets and liabilities.
     In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our effective date was January 1, 2009.

We have not yet determined the impact of SFAS 141R, if any, on our consolidated financial statements, because the impact of SFAS 141R is fact-specific and will not be invoked until we acquire a business after the effective date.
     In June 2008, the FASB issued Emerging Issue Task Force (“EITF”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“EITF 03-6-1”) was issued. EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for EITF 03-6-1 was January 1, 2009. We do not anticipate the adoption of EITF 03-6-1 will have a material impact on our Consolidated Financial Statements.
     In October 2008, the FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. FSP No. FAS 157-3 was effective immediately. The adoption of FAS 157-3 did not have a significant impact on our Consolidated Financial Statements.

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.
     The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2008 and 2007.

	Year ended December 31,
	2008	2007	% change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $10.372 billion and $9.437 billion less worksite employee payroll cost of $8.648 billion and $7.867 billion, respectively)	$1,724,434	$1,569,977	9.8%
Gross profit	343,739	305,922	12.4%
Operating expenses	278,757	243,708	14.4%
Operating income	64,982	62,214	4.4%
Other income (expense)	7,035	11,225	(37.3)%
Net income	45,780	47,492	(3.6)%
Diluted net income per share of common stock	1.79	1.74	2.9%

Statistical Data:
Average number of worksite employees paid per month	116,957	110,291	6.0%
Revenues per worksite employee per month (1)	$1,229	$1,186	3.6%
Gross profit per worksite employee per month	245	231	6.1%
Operating expenses per worksite employee per month	199	184	8.2%
Operating income per worksite employee per month	46	47	(2.1)%
Net income per worksite employee per month	33	36	(8.3)%

(1)	Gross billings of $7,391 and $7,130 per worksite employee per month less payroll cost of $6,162 and $5,944 per worksite employee per month, respectively.
     Revenues
     Our revenues, which represent gross billings net of worksite employee payroll cost, increased 9.8% over 2007 due to a 6.0% increase in the average number of worksite employees paid per month and a 3.6%, or $43, increase in revenues per worksite employee per month. The 3.6% increase in revenues per worksite employee per month was due primarily to increases in the benefits pricing and payroll tax components related to our direct costs.
     By region, our revenue growth over 2007 and revenue distribution for years ended December 31, 2008 and 2007 were as follows:

	Year ended December 31,			Year ended December 31,
	2008	2007	% change	2008	2007
	(in thousands)			(% of total revenue)
Northeast	$363,268	$311,468	16.6%	21.1%	19.8%
Southeast	183,091	166,115	10.2%	10.6%	10.6%
Central	249,145	220,728	12.9%	14.5%	14.1%
Southwest	569,655	533,893	6.7%	33.0%	34.0%
West	345,736	325,613	6.2%	20.0%	20.7%
Other revenues	13,539	12,160	11.3%	0.8%	0.8%

Total revenues	$1,724,434	$1,569,977	9.8%	100.0%	100.0%

     Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first nine months of 2008, our unit growth rate over 2007 was 7.2%.  During the fourth quarter of 2008, our growth rate slowed to 2.9% as the net change in existing clients and client retention declined as compared to the fourth quarter of 2007. The net result was a 6% increase in number of worksite employees paid in 2008 as compared to 2007.
     The decline in U.S. economic activity and associated reductions in employment levels in the latter half of 2008 has impacted the Company’s small business customer base and target market. In January 2009, the Company’s average number of paid worksite employees declined 4.4% from the fourth quarter of 2008 to 113,571, as the net employee reductions within the existing client base and number of client terminations exceeded new client sales.
     Gross Profit
     Gross profit increased 12.4% to $343.7 million compared to 2007. The average gross profit per worksite employee increased 6.1% to $245 per month in 2008 versus $231 in 2007. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
     While our revenues per worksite employee per month increased 3.6%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 3.0% to $984 per worksite employee per month in 2008 versus $955 in 2007. The primary direct cost components changed as follows:
•	Benefits costs – The cost of group health insurance and related employee benefits increased $15 per worksite employee per month, or 2.5% on a per covered employee basis, compared to 2007. The 2008 benefits costs reflect the impact of costs saving associated with plan design changes implemented on January 1, 2008. The percentage of worksite employees covered under our health insurance plan was 73.5% in 2008 versus 73.2% in 2007. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 25 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs – Workers’ compensation costs increased $8 per worksite employee per month compared to 2007. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.63% in 2008 from 0.51% in 2007. During 2008, the Company recorded reductions in workers’ compensation costs of $9.8 million, or 0.13% of non-bonus payroll costs, for changes in estimated losses, compared to $19.6 million, or 0.28% of non-bonus payroll costs in 2007. Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs – Payroll taxes increased $8 per worksite employee per month compared to 2007, due to a 3.7% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased from 7.06% in 2007 to 6.94% in 2008, due to higher average payroll and lower state unemployment tax rates in 2008.

Operating Expenses
     The following table presents certain information related to our operating expenses for the years ended December 31, 2008 and 2007.

	Year ended December 31,			Year ended December 31,
	2008	2007	% change	2008	2007	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$153,538	$131,648	16.6%	$110	$99	11.1%
Stock-based compensation	9,970	7,513	32.7%	7	6	16.7%
General and administrative expenses	69,348	62,453	11.0%	49	47	4.3%
Commissions	12,665	11,795	7.4%	9	9	—
Advertising	17,666	14,143	24.9%	13	11	18.2%
Depreciation and amortization	15,570	16,156	(3.6)%	11	12	(8.3)%

Total operating expenses	$278,757	$243,708	14.4%	$199	$184	8.2%

     Operating expenses increased 14.4% to $278.8 million. Operating expenses per worksite employee per month increased 8.2% to $199 in 2008 versus $184 in 2007. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff increased 16.6%, or $11, per worksite employee per month compared to 2007. During 2008, the number of corporate employees increased 11.7%, including a 15.9% increase in sales representatives. The average pay for corporate employees increased 5.3% as compared to 2007.
•	Stock-based compensation increased $1 per worksite employee per month. Stock-based compensation expense represents the vesting of restricted stock awards and the annual stock grant made to non-employee directors. Please read Note 1 to the Consolidated Financial Statements on page F-17 for additional information.
•	General and administrative expenses increased 11.0%, or $2 per worksite employee per month, due primarily to: (i) consulting fees associated with the HRTools.com software development and enhancement initiatives; (ii) expenses associated with the opening and relocating of sales offices; and (iii) increased travel expenses.
•	Commissions expense increased 7.4%, but remained flat on a per worksite employee per month basis compared to 2007.
•	Advertising costs increased 24.9%, or $2 per worksite employee per month compared to 2007, due to an increase in business promotions and sponsorships designed to increase lead generation activity.
•	Depreciation and amortization expense decreased 3.6%, or $1 per worksite employee per month. During 2007, a $1.2 million impairment charge related to software associated with the 2005 acquisition of HRTools.com was included in depreciation and amortization.
     Other Income
     Other income decreased to $7.0 million in 2008 compared to $11.2 million in 2007, due to the significant decline in interest rates and a shift to more conservative investments due to deteriorating market conditions.
     Income Tax Expense
     During 2008 we incurred federal and state income tax expense of $26.2 million on pre-tax income of $72.0 million. Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset by tax-exempt interest income. Our effective income tax rate was 36.4% in the 2008 period compared to 35.3% in the 2007 period, due to a decline in tax-exempt interest income associated with the decision to shift our current investment holdings from municipal bond funds into more liquid investment funds.

     Net Income
     Net income for 2008 was $45.8 million, or $1.79 per diluted share, compared to $47.5 million, or $1.74 per diluted share in 2007. On a per worksite employee per month basis, net income decreased 8.3% to $33 in 2008 from $36 in 2007.
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
     While our revenues per worksite employee per month increased 3.1%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.3% to $955 per worksite employee per month in 2007 versus $916 in 2006. The primary direct cost components changed as follows:
•	Benefits costs – The cost of group health insurance and related employee benefits increased $41 per worksite employee per month, or 8.3% on a per covered employee basis, compared to 2006. The percentage of worksite employees covered under our health insurance plan was 73.2% in 2007 versus 72.7% in 2006. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 25 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs – Workers’ compensation costs decreased $19 per worksite employee per month compared to 2006. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.51% in 2007 from 0.92% in 2006, primarily as a result of favorable trends in both the frequency and severity of workers’ compensation claims. During 2007, the Company recorded reductions in workers’ compensation costs of $19.6 million, or 0.28% of non-bonus payroll costs, for changes in estimated losses and tax surcharges, compared to $6.4 million, or 0.11% of non-bonus payroll costs in 2006. Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs – Payroll taxes increased $18 per worksite employee per month compared to 2006, due to a 7.7% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased from 7.27% in 2006 to 7.06% in 2007, due to: (i) lower state unemployment tax rates in 2007, including a $2.9 million, or 0.04% as a percentage of payroll costs, state unemployment tax refund from the State of Texas, and (ii) increased payroll averages and bonus levels. The 2006 rate includes a $3.3 million payroll tax reduction, or 0.05% as a percentage of payroll costs, related to the California state unemployment tax matter.

     Operating Expenses
     The following table presents certain information related to our operating expenses for the years ended December 31, 2007 and 2006.

	Year ended December 31,			Year ended December 31,
	2007	2006	% change	2007	2006	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$131,648	$119,963	9.7%	$99	$99	—
Stock-based compensation	7,513	3,411	120.3%	6	3	100.0%
General and administrative expenses	62,453	57,409	8.8%	47	48	(2.1)%
Commissions	11,795	10,968	7.5%	9	9	—
Advertising	14,143	13,975	1.2%	11	11	—
Depreciation and amortization	16,156	15,438	4.7%	12	13	(7.7)%

Total operating expenses	$243,708	$221,164	10.2%	$184	$183	0.5%

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

	Year ended December 31,
	2008	2007	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$8,647,774	$7,866,792	9.9%
Less: bonus payroll cost	809,474	845,149	(4.2)%

Non-Bonus payroll cost	$7,838,300	$7,021,643	11.6%

Payroll cost per worksite employee (GAAP)	$6,162	$5,944	3.7%

Less: Bonus payroll cost per worksite employee	577	639	(9.7)%

Non-bonus payroll cost per worksite employee	$5,585	$5,305	5.3%

Liquidity and Capital Resources
     We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $252.4 million in cash and cash equivalents and marketable securities at December 31, 2008, of which approximately $108.8 million was payable in early January 2009 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $49.3 million in customer prepayments that were payable in January 2009. At December 31, 2008, we had working capital of $98.4 million compared to $97.2 million at December 31, 2007. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for 2009. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
     Cash Flows From Operating Activities
     Our cash flows from operating activities in 2008 of $117.8 million reflected a increase of $42.8 million from 2007. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2008, which ended on a Wednesday, client prepayments were $49.3 million and accrued worksite employee payroll was $130.0 million. In the year ended December 31, 2007, which ended on a Monday, client prepayments were $15.5 million and accrued worksite employee payroll was $110.4 million.
•	Workers’ compensation plan funding – Effective October 1, 2007, the Company entered into an arrangement with ACE Group of Companies (“ACE”) to provide workers’ compensation insurance coverage (“ACE Program”), with coverage and a program structure consistent with the AIG Program. AIG remains the carrier for all claim activity incurred between September 1, 2003 and September 30, 2007. Under our arrangements with our insurance carriers, we make monthly payments comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with our carriers, and are based primarily on anticipated worksite employee payroll levels and workers compensation loss rates during the policy year. Changes in payroll levels from that which was anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $45.4 million in 2008 and $45.2 million for the 2007 period. However, our estimates of workers’ compensation loss costs were $34.7 million and $19.9 million in 2008 and 2007, respectively. Additionally, during the years ended December 31, 2008 and 2007, AIG returned $19.8 million and $24.3 million, respectively, to Administaff for the return of excess funding related to prior policy periods beginning in 2003.
•	Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan, premiums paid and owed to United have exceeded Plan Costs, resulting in a $30.8 million surplus, $21.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2008. The premiums owed to United at December 31, 2008, were $11.4 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.
•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income decreased to $45.8 million in 2008 from $47.5 million in 2007. Please read “Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2007” on page 30.
     Cash Flows From Investing Activities
     Our cash flows from investing activities were $44.3 million during 2008. We liquidated approximately $74.6 million in marketable securities and reinvested the funds in cash equivalents in an effort to invest in more conservative investments due to deteriorating market conditions. We invested $26.7 million in capital expenditures, including $10.5 million in computer hardware and software, $9.6 million for an aircraft and $6.6 million in facility improvements. In addition, we acquired USDatalink, an employee screening company, for $3.8 million.
     Cash Flows Used In Financing Activities
     Cash flows used in financing activities were $45.7 million during 2008. We repurchased $38.1 million in treasury stock and paid $12.4 million in dividends, offset by the receipt of $3.2 million in stock option exercise proceeds.

     Contractual Obligations and Commercial Commitments
     The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
Contractual obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$537	$537	$—	$—	$—
Non-cancelable operating leases	65,655	13,662	24,650	17,943	9,400
Purchase obligations (1)	12,820	8,240	4,090	340	150
Other long-term liabilities:
Accrued workers’ compensation claim costs (2)	83,055	36,466	19,379	19,064	8,146

Total contractual cash obligations	$162,067	$58,905	$48,119	$37,347	$17,696

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs,” on page 26.
Seasonality, Inflation and Quarterly Fluctuations
     We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.
Factors That May Affect Future Results and the Market Price of Common Stock
     Current Economic Conditions May Adversely Affect our Industry, Business and Results of Operations
     The United States economy is currently in a recession and undergoing a period of slowdown with unprecedented volatility. The future economic environment may continue to be less favorable than that of recent years. In addition, recent disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on business loans. A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our clients. This may in turn have a corresponding negative impact on our operating results as some of our clients may suffer business failures, and others may react to worsening conditions by reducing their employee headcount, lowering their wage and bonus levels, lowering their spending on other human resources benefits and services or determining not to outsource those services to us. In addition, worsening economic conditions may impair our ability to attract new clients. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results.
     The decline in U.S. economic activity and associated reductions in employment levels in the latter half of 2008 has impacted the Company’s small business customer base and target market. In January 2009, the Company’s average number of paid worksite employees declined 4.4% from the fourth quarter of 2008 to 113,571, as the net employee reductions within the existing client base and number of client terminations exceeded new client sales.
     We Assume Liability for Worksite Employee Payroll, Payroll Taxes and Benefits Costs and are Responsible for their Payment Regardless of the Amount Billed to or Paid by Our Clients
     Under the CSA, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such worksite employees. We assume such obligations as a principal, not as an agent of the client. Our obligations include responsibility for:
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
     Increases in Health Insurance Premiums or Inability to Secure Replacement Contracts on Competitive Terms Could Have a Material Adverse Effect on Our Financial Condition or Results of Operations
     Maintaining health insurance plans that cover worksite employees is a significant part of our business. Our primary health insurance contract expires on December 31, 2010, subject to cancellation by either party upon 180 days notice. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.
     Health insurance premiums are in part determined by our claims experience and comprise a significant portion of our direct costs. We employ extensive risk management procedures in an attempt to control our claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, if we experience a sudden and unexpected large increase in claim activity, our health insurance costs could increase. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs,” on page 25.
     Increases in Workers’ Compensation Costs or Inability to Secure Replacement Coverage on Competitive Terms Could Lead to a Significant Disruption to Our Business
     Our workers’ compensation coverage (the “ACE Program”) is currently provided through member insurance companies of ACE American Insurance Company (“ACE”). Under our arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with ACE, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 26.
     The current workers’ compensation coverage with ACE expires on September 30, 2009. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
     Our Captive Insurance Subsidiary Tax Status Could be Challenged Resulting in an Acceleration of Income Tax Payments
     In conjunction with the formation of the current workers’ compensation program in 2003, we formed a wholly owned captive insurance subsidiary (the “Captive”). We recognize the Captive as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return. In the event the Internal Revenue Service (“IRS”) were to determine that the Captive does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

     Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates May be Limited
     We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary be state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, some states have the ability under law to increase unemployment tax rates retroactively to cover deficiencies in the unemployment fund. Generally, our contractual agreements allow us to incorporate such increases into our service fees. However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered. As a result, such increases could have a material adverse effect on our financial condition or results of operations.
     Our Contracts May be Cancelled on Short Notice. Our Inability to Renew Client Contracts or Attract New Clients Could Materially and Adversely Affect Our Financial Conditions and Results of Operations
     Our standard CSA can generally be cancelled by us or the client with 30 days notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 21% in 2008. There can be no assurance that the number of contract cancellations will continue at these levels or increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate.
     Competition from Established Competitors and New Market Entrants with Greater Resources that May Enable Them to Offer Services at More Competitive Prices
     The PEO industry is highly fragmented. Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies and human resource consultants. Several of our competitors are PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc. Such companies have substantially greater resources than Administaff. Accordingly, the PEO divisions of such companies may be able to provide their PEO services at more competitive prices than we may be able to offer. Moreover, we expect that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than us may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.
     We May be Subject to Liabilities for Client and Employee Actions
     A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws. Our CSA establishes the contractual division of responsibilities between Administaff and our clients for various personnel management matters, including compliance with and liability under various governmental regulations.
     We maintain certain general insurance coverages (including coverages for our clients) to manage certain exposure for various employee-related claims, and as a result, the costs in excess of insurance premiums we incur with respect to this exposure have historically been insignificant to our operating results.
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

     Changes in Federal, State and Local Regulation or Our Inability to Obtain Licenses under New Regulatory Regimes Could Have a Material Adverse Effect on Our Results of Operations or Financial Condition
     As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees could have a material adverse effect on our results of operations or financial condition.
     While many states do not explicitly regulate PEOs, 34 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs, and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states.
     Geographic Market Concentration Makes Our Results of Operations Vulnerable to Economic Factors Specific to Texas
     While we have sales offices in 24 markets, our Houston and Texas (including Houston) markets accounted for approximately 14% and 31%, respectively, of our worksite employees for the year ended December 31, 2008. Accordingly, while we have a goal of expanding in our current and future markets outside of Texas, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas (including Houston).
     A Determination that a Client is Liable for Employment Taxes Not Paid by a PEO May Discourage Clients from Contracting with Us in the Future
     Under the CSA, we assume sole responsibility and liability for paying federal employment taxes imposed under the Code with respect to wages and salaries we pay our worksite employees. There are essentially three types of federal employment tax obligations:
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

     Potential Disclosure of Sensitive or Private Information Could Damage Our Reputation and Impact Our Operating Results
     Unauthorized access or unintentional disclosure of personal information could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, and maintain stringent privacy and security policies and procedures, any failure or perceived failure to adequately protect sensitive information may result in negative publicity and / or proceedings or actions against us by government entities or others, which could potentially have an adverse affect on our business.
     Forty-four states have enacted notification rules concerning privacy and data protection. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
     The Failure of Our Insurance Carriers Could Have a Material Adverse Effect on Us
     During the third quarter of 2008, it was publicly reported that American International Group, Inc. (“AIG Parent”) experienced significant financial difficulties, and the United States Federal Reserve has approved emergency financial assistance to AIG Parent. Selected member insurance companies of AIG Parent (the “Selected Member Carriers”) provide employment practices liability (“EPL”) insurance to Administaff and our clients, and also remain as the carriers for all workers’ compensation claim activity incurred between September 1, 2003 and September 30, 2007. As of December 31, 2008, AIG held funds of $39.4 million, which is included in restricted cash and deposits on the Company’s Consolidated Balance Sheet, to pay remaining claims under the AIG workers’ compensation program. Although AIG Parent has publicly stated that its Selected Member Carriers remain well-capitalized and financially secure, in the event that the Selected Member Carriers fail and are placed into receivership or a similar proceeding, the claim funds held by AIG would not necessarily be used to pay the Company’s remaining workers’ compensation claims. Instead, the claims could be paid by guaranty associations that have been established by most states, many of which could in turn attempt to return the liability for such claims to Administaff. Moreover, in the event of a failure of the carrier providing the EPL insurance, Administaff may be responsible for the payment of any such claims. Any such events could have a material adverse effect on Administaff’s financial condition and results of operations.
     In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ending September 2003, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”), made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.” A “run-off” is the professional management of an insurance company’s discontinued distressed or nonrenewed lines of insurance and associated liabilities outside of a judicial proceeding. In the event the run-off process is not successful and Kemper is forced into receivership or a similar proceeding, most states have established guaranty funds to pay remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under such policies to the insured, as we experienced when another former insurance carrier, Reliance National Indemnity Co., declared bankruptcy in 2001. In that case, the Texas state guaranty association asserted that it was entitled to full reimbursement from us for workers’ compensation benefits paid by the association. Although we settled that dispute within the limits of insurance coverage we had secured to cover potential claims returned to us related to the Reliance policies, we have no similar insurance coverage for the Kemper claims. If one or more states were to assert that liability for open claims with Kemper should be returned to us, we may be required to make a payment to the state covering estimated claims attributable to us. Any such payment would reduce net income, which may have a material adverse effect on net income in the reported period.
     For additional information about our workers’ compensation insurance, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 26.

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
     We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to minimize after-tax interest income while preserving our principal investment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2008 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting,” and are incorporated herein by reference.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class II Directors (For Terms Expiring at the 2012 Annual Meeting),” “– Directors Remaining in Office,” and “– Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).
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

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits
3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2		Amended and Restated Bylaws of Administaff, Inc. dated November 13, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

3.3		Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock (included as Exhibit A to the Rights Agreement).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2		Rights Agreement dated as of November 13, 2007 between Administaff, Inc. and Mellon Investor Services, LLC, as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

4.3		Form of Rights Certificate (included as Exhibit B to the Rights Agreement).

10.1	†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2	†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3	†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4	†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5	†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6	†	Administaff, Inc. 2001 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended June 30, 2006).

10.7	†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8	†	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9	†	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10	†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11	†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12	†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13		Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14		First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15		Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16		Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17		First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18		Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19	†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20		Administaff, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).

10.21	(+)	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22	(+)	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	(+)	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	(+)	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.25		Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).

10.26	(+)	Letter Agreement dated April 21, 2007, between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.27	(+)	Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.28	(+)	Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

21.1	*	Subsidiaries of Administaff, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm.

24.1	*	Powers of Attorney.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 9, 2009.

ADMINISTAFF, INC.
By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President, Finance Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Administaff, Inc. in the capacities indicated on February 9, 2009:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer

Paul J. Sarvadi	and Director (Principal Executive Officer)

/s/ Richard G. Rawson	President and Director

Richard G. Rawson

/s/ Douglas S. Sharp	Senior Vice President, Finance

Douglas S. Sharp	Chief Financial Officer and Treasurer (Principal Financial Officer)

Director

Michael W. Brown

*	Director

Jack M. Fields, Jr.

*	Director

Eli Jones

*	Director

Paul S. Lattanzio

*	Director

Gregory E. Petsch

/s/ Austin P. Young	Director

Austin P. Young

* By:	/s/ Daniel D. Herink

Daniel D. Herink, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
     We have audited the accompanying Consolidated Balance Sheets of Administaff, Inc. as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Administaff, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2009 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Houston, Texas
February 6, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL
     The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 based on criteria established by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2008 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page F-4.
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
     The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp

Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President, Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
We have audited Administaff, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Administaff, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Administaff, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Administaff, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Administaff, Inc. and our report dated February 6, 2009 expressed an unqualified opinion thereon.
Ernst & Young LLP
Houston, Texas
February 6, 2009

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$252,190	$135,793
Restricted cash	36,466	35,318
Marketable securities	225	74,880
Accounts receivable:
Trade, net	4,908	3,299
Unbilled	116,173	125,318
Other	4,012	6,217
Prepaid insurance	28,911	22,395
Other current assets	6,735	6,273
Income taxes receivable	—	3,918

Total current assets	449,620	413,411

Property and equipment:
Land	3,260	2,920
Buildings and improvements	63,016	61,620
Computer hardware and software	67,198	65,518
Software development costs	23,162	21,624
Furniture and fixtures	35,307	32,004
Aircraft	31,548	21,909

	223,491	205,595
Accumulated depreciation and amortization	(134,152)	(127,654)

Total property and equipment, net	89,339	77,941

Other assets:
Prepaid health insurance	9,000	9,000
Deposits — health insurance	2,585	2,811
Deposits — workers’ compensation	56,435	51,909
Goodwill and other intangible assets, net	8,595	4,785
Other assets	1,266	794

Total other assets	77,881	69,299

Total assets	$616,840	$560,651

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2008	2007
Current liabilities:
Accounts payable	$3,007	$5,236
Payroll taxes and other payroll deductions payable	123,666	113,929
Accrued worksite employee payroll cost	129,954	110,406
Accrued health insurance costs	14,715	19,297
Accrued workers’ compensation costs	38,028	37,150
Accrued corporate payroll and commissions	25,692	20,123
Other accrued liabilities	9,495	8,395
Current portion of capital lease obligations	537	629
Income tax payable	4,157	—
Deferred income taxes	1,956	1,066

Total current liabilities	351,207	316,231

Noncurrent liabilities:
Capital lease obligations	—	537
Accrued workers’ compensation costs	46,589	39,116
Deferred income taxes	10,565	6,092

Total noncurrent liabilities	57,154	45,745

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized - 20,000
Shares issued and outstanding — none	—	—
Common stock, par value $0.01 per share:
Shares authorized - 60,000
Shares issued - 30,839 at December 31, 2008 and 2007, respectively	309	309
Additional paid-in capital	139,415	138,640
Treasury stock, at cost - 5,700 and 4,622 shares at December 31, 2008 and 2007, respectively	(147,952)	(123,600)
Accumulated other comprehensive income, net of tax	—	5
Retained earnings	216,707	183,321

Total stockholders’ equity	208,479	198,675

Total liabilities and stockholders’ equity	$616,840	$560,651

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenues (gross billings of $10.372 billion, $9.437 billion and $8.055 billion less worksite employee payroll cost of $8.648 billion, $7.867 billion, and $6.666 billion, respectively)	$1,724,434	$1,569,977	$1,389,464

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,380,695	1,264,055	1,106,735

Gross profit	343,739	305,922	282,729

Operating expenses:
Salaries, wages and payroll taxes	153,538	131,648	119,963
Stock-based compensation	9,970	7,513	3,411
General and administrative expenses	69,348	62,453	57,409
Commissions	12,665	11,795	10,968
Advertising	17,666	14,143	13,975
Depreciation and amortization	15,570	16,156	15,438

	278,757	243,708	221,164

Operating income	64,982	62,214	61,565

Other income (expense):
Interest income	7,057	11,718	11,383
Interest expense	(66)	(111)	(1,111)
Other, net	44	(382)	245

	7,035	11,225	10,517

Income before income tax expense	72,017	73,439	72,082
Income tax expense	26,237	25,947	25,576

Net income	$45,780	$47,492	$46,506

Basic net income per share of common stock	$1.81	$1.78	$1.69

Diluted net income per share of common stock	$1.79	$1.74	$1.64

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

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

						Accumulated
	Common Stock		Additional	Deferred		Other
	Issued		Paid-In	Compensation	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Expense	Stock	Income (Loss)	Earnings	Total
Balance at December 31, 2007	30,839	$309	$138,640	$—	$(123,600)	$5	$183,321	$198,675
Purchase of treasury stock, at cost	—	—	—	—	(38,082)	—	—	(38,082)
Exercise of stock options	—	—	(2,415)	—	5,606	—	—	3,191
Income tax benefit from stock- based compensation, net	—	—	821	—	—	—	—	821
Stock-based compensation expense	—	—	2,352	—	7,601	—	17	9,970
Other	—	—	17	—	523	—	—	540
Dividends paid	—	—	—	—	—	—	(12,411)	(12,411)
Change in unrealized loss on marketable securities, net of tax:
Unrealized loss	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	45,780	45,780

Comprehensive income	—	—	—	—	—	—	—	45,775

Balance at December 31, 2008	30,839	$309	$139,415	$—	$(147,952)	$—	$216,707	$208,479

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$45,780	$47,492	$46,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,541	16,548	15,531
Stock-based compensation	9,970	7,513	3,411
Deferred income taxes	5,363	4,370	4,204
Changes in operating assets and liabilities, net of effect of acquisition:
Restricted cash	(1,148)	2,087	(9,825)
Accounts receivable	9,741	(12,111)	(24,312)
Prepaid insurance	(6,516)	657	(646)
Other current assets	(462)	(1,873)	91
Other assets	(4,722)	(4,120)	7,686
Accounts payable	(2,229)	1,434	(1,177)
Payroll taxes and other payroll deductions payable	9,737	(2,997)	15,633
Accrued worksite employee payroll expense	19,548	15,588	16,425
Accrued health insurance costs	(4,582)	4,081	(1,468)
Accrued workers’ compensations costs	8,351	(2,788)	16,149
Accrued corporate payroll, commissions and other accrued liabilities	6,249	(172)	3,438
Income taxes payable/receivable	7,169	(725)	(3,193)

Total adjustments	72,010	27,492	41,947

Net cash provided by operating activities	117,790	74,984	88,453

Cash flows from investing activities:
Marketable securities:
Purchases	—	(87,643)	(70,786)
Proceeds from maturities	3,895	86,877	43,126
Proceeds from dispositions	70,746	11,296	50
Cash received (exchanged) for note receivable	—	173	—
Acquisition of USDatalink	(3,780)	—	—
Property and equipment:
Purchases	(26,714)	(12,868)	(12,931)
Proceeds from dispositions	124	52	161

Net cash provided by (used in) investing activities	44,271	(2,113)	(40,380)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Purchase of treasury stock	$(38,082)	$(80,521)	$(24,174)
Dividends paid	(12,411)	(11,901)	(10,021)
Proceeds from the exercise of stock options	3,191	3,936	16,833
Principal repayments on long-term debt and capital lease obligations	(629)	(583)	(33,141)
Income tax benefit from stock-based compensation	1,727	2,936	12,700
Other	540	639	739

Net cash used in financing activities	(45,664)	(85,494)	(37,064)

Net increase (decrease) in cash and cash equivalents	116,397	(12,623)	11,009
Cash and cash equivalents at beginning of year	135,793	148,416	137,407

Cash and cash equivalents at end of year	$252,190	$135,793	$148,416

Supplemental disclosures:
Cash paid for income taxes	$11,978	$22,501	$12,482
Cash paid for interest	$66	$111	$1,066
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
     In April 2008, the Company purchased certain assets and operations of USDatalink, Ltd., an employee screening services company, for $4.2 million, including $420,000 to be paid in April 2009. An additional $300,000 is payable in 2009 upon the satisfaction of certain conditions, as specified in the purchase agreement.
     The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2008, 2007 and 2006, revenues from the Company’s Texas markets represented 31%, 32% and 32% of the Company’s total revenues, respectively.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cash, Cash Equivalents and Marketable Securities
     The Company invests its excess cash in federal government and municipal-based money market funds and debt instruments of U.S. municipalities. Administaff’s investments do not include any asset-backed securities with underlying collateral of sub-prime mortgages or home equity loans, nor do they include any collateralized debt obligations or collateralized loan obligations. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents. Liquid investments with stated maturities of greater than three months are classified as marketable securities in current assets.
     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2008 and 2007, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income (expense).
Fair Value of Financial Instruments
     The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments. The carrying amount of the Company’s marketable securities and capital leases approximate fair value due to the stated interest rates approximating market rates.
Property and Equipment
     Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software	1-5 years
Software development costs	3-5 years
Furniture and fixtures	5-7 years
Aircraft	20 years
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
HRTools.com software products; as a result, the unamortized software costs were written down to the net realizable value, resulting in an impairment charge of $1.2 million, which is included in amortization expense in the Consolidated Statement of Operations.
Goodwill and Other Intangible Assets
     The purchase prices associated with the December 2005 acquisition of HRTools.com and the 2008 acquisition of USDatalink, contained certain identifiable intangible assets and goodwill. The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment on an annual basis or when indicators of impairment exist, and written down when impaired. As of December 31, 2008, no impairment write downs were necessary. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Administaff’s purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
     The following table provides the gross carrying amount and accumulated depreciation as of December 31, 2008 and 2007, for each class of intangible assets and goodwill (in thousands):

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Trademarks	$1,613	$(233)	$500	$(100)
Customer relationships	2,190	(380)	610	(173)
Goodwill	5,405	—	3,948	—

Total goodwill and intangible assets	$9,208	$(613)	$5,058	$(273)

HRTools.com	$5,058	$(410)	$5,058	$(273)
USDatalink	4,150	(203)	—	—

	$9,208	$(613)	$5,058	$(273)

     The Company’s amortization expense related to purchased intangible assets other than goodwill was $340,000 in 2008, $137,000 in both 2007 and 2006, and is estimated to be $400,000 per year from 2009 through 2012 and $318,000 in 2013.
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.
     Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In April 2007, Administaff and United entered into a new three-year arrangement, which reduced the required accumulated cash surplus in the plan from $11.0 million to $9.0 million and included a $3.3 million administrative fee credit, which was recorded as a reduction of benefits costs in the second quarter of 2007. As of December 31, 2008, Plan Costs were less than the net premiums paid and owed to United by $30.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $21.8 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet. The premiums owed to United at December 31, 2008, were $11.4 million, which is included in accrued health insurance costs, a current liability on our Consolidated Balance Sheet.
Workers’ Compensation Costs
     Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with ACE Group of Companies (“ACE”). Under our arrangement with ACE (the “ACE Program”), we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Prior to our current relationship with ACE, our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”). The AIG Program coverage and structure was consistent with the ACE Program.
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
     The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the year ended December 31, Administaff reduced accrued workers’ compensation costs by $9.8 million in 2008 and $19.6 million in 2007, for changes in estimated losses and tax surcharges related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2008 and 2007 was 2.6% and 4.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
     The following table provides the activity and balances related to incurred but not reported workers’

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
compensation claims for the years ended December 31, 2008 and 2007 (in thousands):

	Year ended
	2008	2007
Beginning balance	$74,433	$77,424
Accrued claims	38,159	23,237
Present value discount	(3,466)	(3,370)
Paid claims	(26,071)	(22,858)

Ending balance	$83,055	$74,433

Current portion of accrued claims	36,466	$35,317
Long-term portion of accrued claims	46,589	39,116

	$83,055	$74,433

     As of December 31, the undiscounted accrued workers’ compensation costs were $98.5 million in 2008 and $88.5 million in 2007.
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
     As of December 31, 2008, the Company had restricted cash of $36.5 million and deposits of $56.4 million.
Stock-Based Compensation
     At December 31, 2008, the Company has three stock-based employee compensation plans. Effective January 1, 2006, the Company began accounting for these plans under the recognition and measurement principles of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted Statement 123(R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date: (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company-Sponsored 401(k) Plans
     Under the Company’s 401(k) plan for corporate employees (the “Corporate Plan”), the Company matches 100% of eligible corporate employees’ contributions, up to 6% of the employee’s eligible compensation. Under the Company’s separate 401(k) plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company. Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested. During 2008, 2007 and 2006, the Company made matching contributions to the Corporate and Worksite Employee Plans of $52.0 million, $44.0 million and $32.8 million, respectively. Of these contributions, $47.3 million, $39.8 million and $29.2 million were made under the Worksite Employee Plan on behalf of worksite employees. The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.
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
     In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our effective date was January 1, 2009. We have not yet determined the impact of SFAS 141R, if any, on our consolidated financial statements, because the impact of SFAS 141R is fact-specific and will not be invoked until we acquire a business after the effective date.
     In June 2008, the FASB issued Emerging Issue Task Force (“EITF”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (“EITF 03-6-1”) was issued. EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for EITF 03-6-1 was January 1, 2009. We do not anticipate the adoption of EITF 03-6-1 will have a material impact on our Consolidated Financial Statements.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In October 2008, the FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active” (“FAS 157-3”). FAS 157-3 clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. FSP No. FAS 157-3 was effective immediately. The adoption of FAS 157-3 did not have a significant impact on our Consolidated Financial Statements.
2. Cash, Cash Equivalents and Marketable Securities
     The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,	December 31,
	2008	2007
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$181,594	$130,435

Investment Holdings
Money market funds (cash equivalents)	85,127	9,824
Marketable securities	225	74,880

Total	$266,946	$215,139

     The Company’s overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the overnight holdings balance as of December 31, 2008, are $108.8 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions; as well as $49.3 million in client prepayments. Please read “Cash Flows from Operating Activities – Timing of Client Payments/Payrolls,” on page 37 for additional information.
     On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:
•	Level 1 — quoted prices in active markets using identical assets;

•	Level 2 — significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs, and

•	Level 3 — significant unobservable inputs.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	December 31,
	2008	Level 1	Level 2	Level 3
Money market funds	$266,721	$266,721	$—	$—
Municipal bonds	225	225	—	—

Total	$266,946	$266,946	$—	$—
     The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2008 and 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
December 31, 2008:

State and local government securities	$225	$—	$—	$225

	$225	$—	$—	$225

December 31, 2007:

State and local government securities	$74,875	$5	$—	$74,880

	$74,875	$5	$—	$74,880

     For the years ended December 31, 2008, 2007 and 2006, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities are as follows:

			Net
			Realized
	Realized	Realized	Gains
	Gains	Losses	(Losses)
	(in thousands)
2008	$—	$—	$—
2007	1	(407)	(406)
2006	1	—	1
3. Accounts Receivable
     The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $977,000 and $809,000 as of December 31, 2008 and 2007, respectively. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
     The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires that clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2008 and 2007, unbilled accounts receivable consisted of the following:

	2008	2007
	(in thousands)
Accrued worksite employee payroll cost	$129,954	$110,406
Unbilled revenues	35,551	30,370
Customer prepayments	(49,332)	(15,458)

Unbilled accounts receivable	$116,173	$125,318

4. Deposits
     The contractual arrangement with United for health insurance coverage requires Administaff to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please see Note 1 for a discussion of our accounting policies for health insurance costs.
     As of December 31, 2008, the Company had $56.4 million of workers’ compensation long-term deposits. Please see Note 1 for a discussion of our accounting policies for workers’ compensation costs.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Income Taxes
     Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the balance sheet are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(10,968)	$(9,114)
Depreciation	(8,160)	(3,858)
Software development costs	(706)	(855)
Other	(142)	(52)

Total deferred tax liabilities	(19,976)	(13,879)

Deferred tax assets:
Workers’ compensation accruals	2,778	3,092
Long-term capital loss carry-forward	184	1,142
State unemployment tax accruals	164	526
Accrued rent	1,340	651
Stock-based compensation	2,807	2,147
Uncollectible accounts receivable	366	305

Total deferred tax assets	7,639	7,863
Valuation allowance	(184)	(1,142)

Total net deferred tax assets	7,455	6,721

Net deferred tax liabilities	$(12,521)	$(7,158)

Net current deferred tax liabilities	$(1,956)	$(1,066)
Net noncurrent deferred tax liabilities	(10,565)	(6,092)

	$(12,521)	$(7,158)

The components of income tax expense are as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Current income tax expense:
Federal	$19,171	$20,328	$19,778
State	1,703	1,248	1,594

Total current income tax expense	20,874	21,576	21,372
Deferred income tax expense:
Federal	5,111	4,091	3,900
State	252	280	304

Total deferred income tax expense	5,363	4,371	4,204

Total income tax expense	$26,237	$25,947	$25,576

     In 2008, 2007 and 2006, net income tax benefits of $821,000, $2.9 million and $12.7 million, respectively, resulting from deductions relating to nonqualified stock option exercises and disqualifying dispositions of certain employee incentive stock options were recorded as increases in stockholders’ equity.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Expected income tax expense at 35%	$25,206	$25,704	$25,229
State income taxes, net of federal benefit	1,372	1,152	1,233
Nondeductible expenses	906	754	503
Tax-exempt interest income	(1,098)	(1,814)	(1,394)
Valuation allowance against long-term capital loss carry-forward	—	142	—
Other, net	(149)	9	5

Reported total income tax expense	$26,237	$25,947	$25,576

     The Company has capital loss carryforwards totaling approximately $500,000 that will expire during 2012, but can only be used to offset future capital gains. The Company has a valuation allowance of $500,000 against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration. In addition, the Company has incurred net operating losses at the subsidiary level for state income tax purposes totaling $1.9 million ($134,000 tax effected) that expire from 2009 to 2027.
     The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements.
     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2005 through 2008 remain open to examination by the Internal Revenue Service of the United States.
     The Company’s provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset by tax exempt interest income. The income tax rate for the year ended December 31, 2008 was 36.4%.
6. Stockholders’ Equity
     The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2008, 2007 and 2006, the Company repurchased 1,731,025, 2,342,094, and 614,126 shares at a cost of $38.1 million, $80.5 million and $24.2 million, respectively. As of December 31, 2008, the Company had repurchased 12,088,868 shares under this program at a total cost of approximately $237.7 million. As a result, the Company has the authorization to repurchase an additional 411,132 shares.
     During the third and fourth quarters of 2008 the Board declared a dividend of $0.13 per share of common stock. During the first and second quarter of 2008 and each quarter of 2007, the Board declared a dividend of $0.11 per share of common stock, resulting in a total of $12.4 million and $11.9 million in dividend payments paid by the Company, respectively.
     At December 31, 2008, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
one preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on November 13, 2017.
7. Incentive Plans
     The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. The 2001 Incentive Plan is currently the only Administaff plan under which stock-based awards may be granted. No new stock-based awards may be made under any other plan. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. The 1997 Incentive Plan expired on April 24, 2005; therefore no new grants may be made under the Plan. At December 31, 2008, 625,986 shares of common stock were available for future grants under the 2001 Incentive Plan. The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.
     The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provided for options to purchase shares of the Company’s common stock that were granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company were authorized to be issued under the Nonqualified Plan. Although there are approximately 640,000 unissued shares remaining, no new awards may be granted under the Nonqualified Plan. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Stock Option Awards
     The following summarizes stock option activity and related information:

	Year ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except per share amounts)
Outstanding – beginning of year	1,823	$23.48	2,127	$22.02	3,174	$20.32
Granted	13	28.69	—	—	—	—
Exercised	(223)	14.27	(301)	13.10	(1,028)	16.37
Cancelled	(3)	43.69	(3)	32.98	(19)	43.36

Outstanding – end of year	1,610	$24.76	1,823	$23.48	2,127	$22.02

Exercisable – end of year	1,610	$24.76	1,823	$23.48	2,127	$22.02

Weighted average fair value of options granted during year		$28.69		$—		$—

Intrinsic value of options outstanding at year end		$5,289		$15,519		$44,321
     The following summarizes information related to stock options outstanding at December 31, 2008:

		Options Outstanding & Exercisable
		Weighted Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price
	(share amounts in thousands)
$ 4.02 to $10.00	146	2.7	$7.48
$10.01 to $15.00	153	4.6	12.92
$15.01 to $20.00	611	2.6	18.61
$20.01 to $30.00	263	3.0	24.16
$30.01 to $43.69	437	1.7	43.66

Total	1,610	2.6	$24.76

Restricted Stock Awards
     Restricted common shares, under fixed plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, three to five years for the Company’s shares currently outstanding. The Company has recognized $10.0 million, $7.5 million and $3.4 million of compensation expense associated with the restricted stock awards in 2008, 2007 and 2006, respectively. As of December 31, 2008, unrecognized compensation expense associated with the non-vested shares outstanding was $11.6 million and is expected to be recognized over a weighted average period of 20 months.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following summarizes restricted stock awards as of December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008		2007		2006
		Market Value		Market Value		Market Value
	Shares	at Grant Date	Shares	at Grant Date	Shares	at Grant Date
Non-vested – beginning of year	528,049	$34.09	404,793	$30.33	284,200	$14.86
Granted	414,948	24.61	296,302	35.53	230,354	43.17
Vested	(267,227)	26.21	(171,345)	39.28	(101,060)	43.10
Cancelled/Forfeited	(6,302)	26.22	(1,701)	27.04	(8,701)	23.25

Non-vested – end of year	669,468	$29.77	528,049	34.09	404,793	30.33

8. Earnings Per Share
     The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Denominator:
Basic — weighted average shares outstanding	25,233	26,660	27,470
Effect of dilutive securities – treasury stock method:
Common stock options	247	537	790
Restricted stock awards	97	67	101

Diluted — weighted average shares outstanding plus effect of dilutive securities	25,577	27,264	28,361

     Options and/or restricted stock awards to purchase 692,000, 808,000 and 326,000 shares of common stock were not included in the diluted net income per share calculation for 2008, 2007 and 2006, respectively, because their inclusion would have been anti-dilutive.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases
     The Company leases various office facilities, furniture, equipment and vehicles under capital and operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $12,145,000, $10,460,000 and $9,586,000 in 2008, 2007 and 2006, respectively. At December 31, 2008, future minimum rental payments under noncancelable operating and capital leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2009	$13,662	$555
2010	13,007	—
2011	11,643	—
2012	9,841	—
2013	8,102	—
Thereafter	9,400	—

Total minimum lease payments	$65,655	$555

Less amount representing interest		(18)

Total present value of minimum payments		537
Less current portion		537

Long-term capital lease obligations		$—

Capital Lease Obligations
     In October 2002, the Company entered into a capital lease arrangement to finance the purchase of office furniture. The assets under capital lease were capitalized using an effective interest rate of 7.5%. The current monthly lease payments are $58,000 per month over the seven-year lease term. As of December 31, 2008 and 2007, the capitalized cost and accumulated amortization under the capital lease arrangement were $3.8 million and $3.4 million, and $3.8 million and $2.8 million, respectively. Amortization of the capitalized lease costs is included in depreciation and amortization in the Consolidated Statements of Operations.
10. Commitments and Contingencies
     The Company enters into non-cancelable fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2008 future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2009	$8,240
2010	3,300
2011	790
2012	190
2013	150
Thereafter	150

Total obligations	$12,820

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
State Unemployment Taxes
     During the second quarter 2008, the State of Colorado Department of Labor and Employment, Unemployment Insurance Division (the “Division”) notified the Company of its identification of discrepancies, originating in 2002, regarding the application of the provisions of the Colorado Employment Security Act. The Division indicated that it is reviewing Administaff’s prior corporate reorganizations to determine whether the state unemployment accounts of certain Administaff subsidiaries should be combined into a single account, which could result in higher rates for certain prior and prospective periods. The Division has not issued a formal assessment of any additional taxes owed. The Company does not believe there is any valid basis for an assessment of additional taxes.
11. Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
Year ended December 31, 2008:

Revenues	$456,066	$420,469	$421,914	$425,985
Gross profit	86,607	84,061	85,499	87,572
Operating income	17,986	15,572	16,923	14,501
Net income	13,156	10,987	11,929	9,708
Basic net income per share	0.52	0.43	0.47	0.39
Diluted net income per share	0.51	0.43	0.46	0.39

Year ended December 31, 2007:

Revenues	$407,758	$376,758	$383,380	$402,081
Gross profit	68,067	78,467	75,042	84,346
Operating income	10,027	18,314	15,802	18,071	(1)
Net income	8,393	13,645	12,154	13,300
Basic net income per share	0.31	0.51	0.46	0.51
Diluted net income per share	0.30	0.50	0.45	0.50

(1)	In December 2007, the Company incurred an impairment charge of $1.2 million related to software acquired in the HRTools.com acquisition. Please read Footnote 1, “Accounting Policies – Property and Equipment” on page F-14.