Form 10-Q
period 2009-03-31
ADMINISTAFF INC \DE\
filed 2009-05-04
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑
Accelerated filer  ☐     Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of April 29, 2009, 25,456,654 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

TABLE OF CONTENTS

PART I
ITEM 1.  FINANCIAL STATEMENTS

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash and cash equivalents	$196,583	$252,190
Restricted cash	35,103	36,466
Marketable securities	—	225
Accounts receivable, net:
Trade	1,158	4,908
Unbilled	168,098	116,173
Other	2,674	4,012
Prepaid insurance	18,985	28,911
Other current assets	10,401	6,735
Total current assets	433,002	449,620

Property and equipment:
Land	3,260	3,260
Buildings and improvements	63,912	63,016
Computer hardware and software	67,666	67,198
Software development costs	23,580	23,162
Furniture and fixtures	35,557	35,307
Aircraft	31,523	31,548
	225,498	223,491
Accumulated depreciation and amortization	(137,762)	(134,152)
Total property and equipment, net	87,736	89,339

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,785	2,585
Deposits – workers’ compensation	60,560	56,435
Goodwill and other intangible assets, net	8,492	8,595
Other assets	1,387	1,266
Total other assets	82,224	77,881
Total assets	$602,962	$616,840

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008
	(Unaudited)

Current liabilities:
Accounts payable	$1,213	$3,007
Payroll taxes and other payroll deductions payable	106,938	123,666
Accrued worksite employee payroll cost	150,240	129,954
Accrued health insurance costs	7,405	14,715
Accrued workers’ compensation costs	36,676	38,028
Accrued corporate payroll and commissions	10,754	25,692
Other accrued liabilities	11,554	9,495
Capital lease obligations	373	537
Income tax payable	1,435	4,157
Deferred income taxes	1,494	1,956
Total current liabilities	328,082	351,207

Noncurrent liabilities:
Accrued workers’ compensation costs	49,042	46,589
Deferred income taxes	11,341	10,565
Total noncurrent liabilities	60,383	57,154

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,984	139,415
Treasury stock, at cost	(146,361)	(147,952)
Retained earnings	221,565	216,707
Total stockholders’ equity	214,497	208,479
Total liabilities and stockholders’ equity	$602,962	$616,840

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues (gross billings of $2.558 billion and $2.554 billion less worksite employee payroll cost of $2.096 billion and $2.098 billion, respectively)	$461,979	$456,066

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	378,418	369,459

Gross profit	83,561	86,607

Operating expenses:
Salaries, wages and payroll taxes	38,652	36,979
Stock-based compensation	2,786	2,385
General and administrative expenses	17,772	18,739
Commissions	3,273	3,094
Advertising	3,986	3,778
Depreciation and amortization	4,195	3,646
	70,664	68,621
Operating income	12,897	17,986

Interest income	579	2,474

Income before income tax expense	13,476	20,460

Income tax expense	5,310	7,304

Net income	$8,166	$13,156

Basic net income per share of common stock	$0.33	$0.52

Diluted net income per share of common stock	$0.33	$0.51

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2008	30,839	$309	$139,415	$(147,952)	$216,707	$208,479
Purchase of treasury stock, at cost	―	―	―	(1,498)	―	(1,498)
Exercise of stock options	―	―	(343)	669	―	326
Income tax benefit from stock- based compensation, net	―	―	(642)	—	―	(642)
Stock-based compensation expense	—	—	581	2,205	—	2,786
Other	―	―	(27)	215	―	188
Dividends paid	—	—	—	—	(3,308)	(3,308)
Net income	―	―	―	―	8,166	8,166
Comprehensive income	—	—	—	—	—	8,166
Balance at March 31, 2009	30,839	$309	$138,984	$(146,361)	$221,565	$214,497

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$8,166	$13,156
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,178	3,657
Stock-based compensation	2,786	2,385
Deferred income taxes	314	2,149
Changes in operating assets and liabilities:
Restricted cash	1,363	519
Accounts receivable	(46,837)	(24,665)
Prepaid insurance	9,926	10,123
Other current assets	(3,666)	(1,596)
Other assets	(4,445)	(6,971)
Accounts payable	(1,794)	(779)
Payroll taxes and other payroll deductions payable	(16,728)	(2,802)
Accrued worksite employee payroll expense	20,286	27,237
Accrued health insurance costs	(7,310)	(15,303)
Accrued workers’ compensation costs	1,101	2,607
Accrued corporate payroll, commissions and other accrued liabilities	(12,879)	(10,300)
Income taxes payable/receivable	(3,406)	4,922
Total adjustments	(57,111)	(8,817)
Net cash (used in) provided by operating activities	(48,945)	4,339

Cash flows from investing activities:
Marketable securities:
Proceeds from dispositions	225	41,097
Property and equipment	(2,473)	(4,748)
Net cash (used in) provided by investing activities	(2,248)	36,349

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from financing activities:
Purchase of treasury stock	$(1,498)	$(15,038)
Dividends paid	(3,308)	(2,888)
Other	392	756
Net cash used in financing activities	(4,414)	(17,170)

Net (decrease) increase in cash and cash equivalents	(55,607)	23,518
Cash and cash equivalents at beginning of period	252,190	135,793
Cash and cash equivalents at end of period	$196,583	$159,311

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

1.            Basis of Presentation

Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”).  As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management.  The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development.  For both the three months ended March 31, 2009 and March 31, 2008, revenues from the Company’s Texas markets represented 30% of the Company’s total revenues.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. The Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The Company’s Consolidated Balance Sheet at March 31, 2009, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended March 31, 2009 and 2008, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet.  The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of March 31, 2009, Plan Costs were less than the net premiums paid and owed to United by $24.9 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $15.9 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.  The premiums owed to United at March 31, 2009, were $3.8 million, which is included in accrued health insurance costs, a current liability on the Company’s Consolidated Balance Sheet.

Workers’ Compensation Costs

Since October 1, 2007, the Company’s workers’ compensation coverage has been provided through its arrangement with ACE Group of Companies (“ACE”).  Under the Company’s arrangement with ACE (the “ACE Program”), the Company bears the economic burden for the first $1 million layer of claims per occurrence.  ACE bears the economic burden for all claims in excess of such first $1 million layer.  The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities.  The Company’s coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”). The AIG Program coverage and structure was consistent with the ACE Program.

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

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the three months ended March 31, 2009 and 2008, Administaff reduced accrued workers’ compensation costs by $2.5 million and $2.6 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2009 and 2008 was 1.5% and 2.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Beginning balance	$83,055	$74,433
Accrued claims	9,336	9,635
Present value discount	(507)	(856)
Paid claims	(7,739)	(6,492)
Ending balance	$84,145	$76,720

Current portion of accrued claims	$35,103	$34,729
Long-term portion of accrued claims	49,042	41,991
	$84,145	$76,720

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.  As of March 31, 2009, the Company had restricted cash of $35.1 million and deposits of $60.6 million.

3.	Cash Equivalents

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets;
•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs, and
•	Level 3 - significant unobservable inputs.

As of March 31, 2009, the Company had level 1 investments of $205.2 million held in money market funds.

The Company’s overnight holdings fluctuate based on the timing of the client’s  payroll processing cycle.  Included in the cash and cash equivalents balance as of March 31, 2009, and December 31, 2008, are $95.1 million and $108.8 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions; as well as $16.3 million and $49.3 million in client prepayments, respectively.  Please read “Cash Flows from Operating Activities – Timing of Client Payments/Payrolls,” on page 23 for additional information.

4.	Stockholders’ Equity

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock.  The Company has repurchased 12,088,868 shares under this program at a total cost of  approximately $237.7 million.  No shares were repurchased under the repurchase program during the three months ended March 31, 2009.  However, 68,023 shares were withheld during the first quarter of 2009 to satisfy tax withholding obligations for the vesting of restricted stock awards.  These purchases are not subject to the repurchase program.  As of March 31, 2009, the Company had the authorization to repurchase an additional 411,132 shares.

The Board declared a quarterly dividend of $0.13 per share of common stock in the first quarter of 2009 and a dividend of $0.11 per share of common stock in the first quarter of 2008, resulting in a total of $3.3 million and $2.9 million in dividend payments paid by the Company, respectively.

5.	Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income.  The denominator for each period presented was determined as follows:

	Three Months Ended
	March 31,
	2009	2008

Basic net income per share – weighted average shares outstanding	24,561	25,442
Effect of dilutive securities – treasury stock method:
Common stock options	126	293
Restricted stock awards	157	21
	283	314
Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	24,844	25,756

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	699	883

6.	Commitments and Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our 2008 annual report on Form 10-K, as well as our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of March 31, 2009, Plan Costs were less than the premiums paid and owed to United by $24.9 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $15.9 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet.  The premiums owed to United at March 31, 2009, were $3.8 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.

•
Workers’ compensation costs – Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with ACE Group of Companies (“ACE”).  Under our arrangement with ACE (the “ACE Program”), we bear the economic burden for the first $1 million layer of claims per occurrence.  ACE bears the economic burden for all claims in excess of such first $1 million layer.  The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities.  Our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”).  The AIG Program coverage and structure was consistent with the ACE Program.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the three months ended March 31, 2009 and 2008, Administaff reduced accrued workers’ compensation costs by $2.5 million and $2.6 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2009 and 2008 was 1.5% and 2.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

•
Goodwill and other intangibles –  Our goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Our purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, five to ten years.

New Accounting Pronouncements

In September 2006, FASB Statement 157, “Fair Value Measurements” (“SFAS 157”) was issued.  SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities.  SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements.  Our effective date was initially January 1, 2008.  However, the FASB has released FASB Staff Position No. SFAS 157-b, Effective Date of FASB Statement No. 157 (“SFAS 157-b”), which delayed the effective date of Statement 157 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  Accordingly, we adopted SFAS 157 on January 1, 2008 for our financial assets and liabilities only.  We adopted SFAS 157-b on January 1, 2009.  The adoption did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities"  (“EITF 03-6-1”).  EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for EITF 03-6-1 was January 1, 2009.  The adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

The following table presents certain information related to Administaff’s results of operations for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $2.558 billion and $2.554 billion, less worksite employee payroll cost of $2.096 billion and $2.098 billion, respectively)	$461,979	$456,066	1.3%
Gross profit	83,561	86,607	(3.5)%
Operating expenses	70,664	68,621	3.0%
Operating income	12,897	17,986	(28.3)%
Other income	579	2,474	(76.6)%
Net income	8,166	13,156	(37.9)%
Diluted net income per share of common stock	0.33	0.51	(35.3)%

Statistical Data:
Average number of worksite employees paid per month	111,742	113,541	(1.6)%
Revenues per worksite employee per month (1)	$1,378	$1,339	2.9%
Gross profit per worksite employee per month	249	254	(2.0)%
Operating expenses per worksite employee per month	211	201	5.0%
Operating income per worksite employee per month	38	53	(28.3)%
Net income per worksite employee per month	24	39	(38.5)%

(1)	Gross billings of $7,630 and $7,497 per worksite employee per month less payroll cost of $6,252 and $6,158 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2009 increased 1.3% over the 2008 period due to a 2.9%, or $39, increase in revenues per worksite employee per month, offset by a 1.6% decrease in the average number of worksite employees paid per month.

By region, our revenue growth over the first quarter of 2008 and revenue distribution for the quarters ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2009	2008	% Change	2009	2008
	(in thousands)			(% of total revenues)

Northeast	$102,471	$97,002	5.6%	22.2%	21.3%
Southeast	50,146	47,720	5.1%	10.9%	10.4%
Central	69,807	66,536	4.9%	15.1%	14.6%
Southwest	146,175	148,844	(1.8)%	31.6%	32.6%
West	90,427	92,903	(2.7)%	19.6%	20.4%
Other revenue	2,953	3,061	(3.5)%	0.6%	0.7%
Total revenue	$461,979	$456,066	1.3%	100.0%	100.0%

 Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first quarter of 2009, our annual growth rate declined 1.6% as the net change in existing clients and new client sales declined as compared to the first quarter of 2008; while client retention improved slightly.

The decline in the U.S. economic activity and associated reductions in employment levels in the later half of 2008 and early 2009 have impacted the Company’s customer base and target market.  In the first quarter, the Company’s average number of paid worksite employees declined 5.9% from the fourth quarter of 2008 to 111,742, as the net employee reductions within the existing client base and number of client terminations exceeded new client sales.

Gross Profit

Gross profit for the first quarter of 2009 decreased 3.5% to $83.6 million, compared to the first quarter of 2008.  The average gross profit per worksite employee decreased 2.0% to $249 per month in the 2009 period from $254 per month in the 2008 period.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 2.9% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 4.1% to $1,129 per worksite employee per month in the first quarter of 2009 versus $1,085 in the first quarter of 2008.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $35 per worksite employee per month, or 4.9% on a cost per covered employee basis, compared to the first quarter of 2008.  The percentage of worksite employees covered under our health insurance plans was 75.1% in the 2009 period compared to 73.6% in the 2008 period.  Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 15 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased $1 per worksite employee per month compared to the first quarter of 2008.  As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.67% in the 2009 period from 0.66% in the 2008 period.  During the 2009 period, the Company recorded reductions in workers’ compensation costs of $2.5 million, or 0.13% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $2.6 million, or 0.14% of non-bonus payroll costs, in the 2008 period.  The 2009 period costs include the impact of a 1.5% discount rate used to accrue workers’ compensation loss claims, compared to a 2.5% discount rate used in the 2008 period.  Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 16 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased $9, or 1.7%, per worksite employee per month, compared to the first quarter of 2008, due primarily to a 1.5% increase in average payroll cost per worksite employee per month.  Payroll taxes as a percentage of payroll cost remained flat.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,			Three months ended March 31,
	2009	2008	% change	2009	2008	% change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$38,652	$36,979	4.5%	$115	$108	6.5%
Stock-based compensation	2,786	2,385	16.8%	8	7	14.3%
General and administrative expenses	17,772	18,739	(5.2)%	53	55	(3.6)%
Commissions	3,273	3,094	5.8%	10	9	11.1%
Advertising	3,986	3,778	5.5%	12	11	9.1%
Depreciation and amortization	4,195	3,646	15.1%	13	11	18.2%
Total operating expenses	$70,664	$68,621	3.0%	$211	$201	5.0%

Operating expenses increased 3.0% to $70.7 million compared to the first quarter of 2008.  Operating expense per worksite employee increased to $211 per month in the 2009 period from $201 in the 2008 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 4.5%, or $7, per worksite employee per month compared to the 2008 period.  The increase is due to a 7.9% increase in corporate employees in mid to late 2008, primarily in sales and service.

•
Stock-based compensation expense increased approximately $400,000 or $1 per worksite employee per month.  The stock based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.

•	General and administrative expenses decreased 5.2% or $2 per worksite employee per month compared to the first quarter of 2008, due to cost-saving initiatives implemented across the Company.

•	Commissions expense increased 5.8% or $1 per worksite employee per month compared to the 2008 period.

•	Advertising costs increased 5.5% or $1 on a per worksite employee per month basis compared to the first quarter of 2008.

•	Depreciation and amortization expense increased 15.1% or $2 per worksite employee per month compared to the 2008 period, due primarily to capital expenditures in the second half of 2008.

Other Income (Expense)

Other income (expense) decreased from $2.5 million in the first quarter of 2008 to approximately $600,000 in the 2009 period due to the decline in interest rates.

Income Tax Expense

Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Net Income

Operating and net income per worksite employee per month was $38 and $24 in the 2009 period, versus $53 and $39 in the 2008 period.

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

	Three months ended March 31,
	2009	2008	% Change
	(in millions except per worksite employee data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$2,095,754	$2,097,588	(0.1)%
Less: Bonus payroll cost	(215,872)	(234,524)	(8.0)%
Non-bonus payroll cost	$1,879,882	$1,863,064	0.9%

Payroll cost per worksite employee (GAAP)	$6,252	$6,158	1.5%
Less: Bonus payroll cost per worksite employee	(644)	(689)	(6.5)%
Non-bonus payroll cost per worksite employee	$5,608	$5,469	2.5%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $196.6 million in cash and cash equivalents at March 31, 2009, of which approximately $95.1 million was payable in early April 2009 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $16.3 million were customer prepayments that were payable in April 2009.  At March 31, 2009, we had working capital of $104.9 million compared to $98.4 million at December 31, 2008.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2009.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows From Operating Activities

Cash used in operating activities in 2009 was $48.9 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended March 31, 2009, which ended on a Tuesday, client prepayments were $16.3 million and accrued worksite employee payroll was $150.2 million.  In the period ended December 31, 2008, which was a Wednesday, client prepayments were $49.3 million and accrued worksite employee payroll was $130.0 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $10.2 million in 2009 and $7.7 million for the 2008 period.  However, our estimate of workers’ compensation loss costs was $8.8 million in both 2009 and 2008.

•
Medical plan funding – Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $24.9 million surplus, $15.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at March 31, 2009.  The premiums owed to United at March 31, 2009, were $3.8 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 37.9% to $8.2 million in the three months ended March 31, 2009 compared to $13.2 million in 2008.  Please read Results of Operations – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 on page 19.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $2.2 million. We invested approximately $2.5 million in capital expenditures during the first three months of 2009.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $4.4 million, including $3.3 million in dividends and $1.5 million in stock repurchases.

Other Matters

The American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law on February 17, 2009.  ARRA provides a 65% subsidy for COBRA continuation coverage premiums for up to nine months for employees involuntarily terminated during the period from September 1, 2008, through December 31, 2009.  Under ARRA, Administaff pays the 65% subsidy and then is reimbursed by the federal government through a credit against payroll taxes.  The remaining 35% is paid by individual participants electing COBRA.  Plan Costs include the net difference between the premiums collected and the associated cost of any COBRA claims.  We anticipate that the subsidy of COBRA premiums mandated by ARRA will result in an increase in the number of individuals electing COBRA coverage under our health insurance plans.  Depending on the number of participants electing COBRA and the resulting claim activity levels, ARRA has a potential to increase Plan Costs through September 30, 2010, the eligibility end date for the ARRA subsidy.  Currently, we are unable to determine the ultimate impact of ARRA on Plan Costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments.   Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.

We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover.  Our investment policy is designed to minimize after-tax interest income while preserving our principal investment.

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 6 to financial statements, which is incorporated herein by reference.

ITEM 1a.  RISK FACTORS

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  Forward-looking statements involve a number of risks and uncertainties.  In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results.  We base the forward-looking statements on our current expectations, estimates and projections.  These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation contracts at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (v) the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll and benefits costs; (viii) our liability for disclosure of sensitive or private information; and (ix) an adverse final judgment or settlement of claims against Administaff.  These factors are discussed in detail in our 2008 annual report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 38, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Administaff during the three months ended March 31, 2009, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
01/01/2009 –01/31/2009	—	$—	12,088,868	411,132
02/01/2009 – 02/28/2009	41,483	23.66	12,088,868	411,132
03/01/2009 – 03/31/2009	26,540	19.46	12,088,868	411,132
Total	68,023	$22.02	12,088,868	411,132

(1)
These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock.  The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)
Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 12,500,000 shares of Administaff common stock, of which 12,088,868 shares had been repurchased as of March 31, 2009.  No shares were repurchased under the repurchase program during the three months ended March 31, 2009.  Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

Administaff, Inc.

Date: May 4, 2009	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)