Form 10-Q
period 2009-06-30
ADMINISTAFF INC \DE\
filed 2009-08-03
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.
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
As of July 29, 2009, 25,532,665 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash and cash equivalents	$181,590	$252,190
Restricted cash	35,276	36,466
Marketable securities	—	225
Accounts receivable, net:
Trade	1,219	4,908
Unbilled	160,974	116,173
Other	7,197	4,012
Prepaid insurance	18,342	28,911
Other current assets	9,302	6,735
Income tax receivable	768	—

Total current assets	414,668	449,620

Property and equipment:
Land	3,260	3,260
Buildings and improvements	64,581	63,016
Computer hardware and software	67,138	67,198
Software development costs	24,181	23,162
Furniture and fixtures	35,171	35,307
Aircraft	31,523	31,548

	225,854	223,491
Accumulated depreciation and amortization	(140,349)	(134,152)

Total property and equipment, net	85,505	89,339

Other assets:
Prepaid health insurance	9,000	9,000
Deposits — health insurance	2,785	2,585
Deposits — workers’ compensation	49,901	56,435
Goodwill and other intangible assets, net	8,690	8,595
Other assets	1,170	1,266

Total other assets	71,546	77,881

Total assets	$571,719	$616,840

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2009	2008
	(Unaudited)

Current liabilities:
Accounts payable	$872	$3,007
Payroll taxes and other payroll deductions payable	74,469	123,666
Accrued worksite employee payroll cost	145,009	129,954
Accrued health insurance costs	6,127	14,715
Accrued workers’ compensation costs	37,061	38,028
Accrued corporate payroll and commissions	15,119	25,692
Other accrued liabilities	8,657	9,495
Capital lease obligations	205	537
Income tax payable	—	4,157
Deferred income taxes	1,506	1,956

Total current liabilities	289,025	351,207

Noncurrent liabilities:
Accrued workers’ compensation costs	51,348	46,589
Deferred income taxes	11,310	10,565

Total noncurrent liabilities	62,658	57,154

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,751	139,415
Treasury stock, at cost	(142,662)	(147,952)
Retained earnings	223,638	216,707

Total stockholders’ equity	220,036	208,479

Total liabilities and stockholders’ equity	$571,719	$616,840

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues (gross billings of $2.343 billion, $2.456 billion, $4.901 billion and $5.010 billion, less worksite employee payroll cost of $1.939 billion, $2.036 billion, $4.035 billion and $4.133 billion, respectively)	$404,312	$420,469	$866,291	$876,535
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	332,345	336,408	710,763	705,867

Gross profit	71,967	84,061	155,528	170,668

Operating expenses:
Salaries, wages and payroll taxes	35,644	37,427	74,296	74,406
Stock-based compensation	2,911	2,908	5,697	5,293
General and administrative expenses	14,228	16,923	32,000	35,662
Commissions	2,896	3,274	6,169	6,368
Advertising	3,439	4,158	7,425	7,936
Depreciation and amortization	4,244	3,799	8,439	7,445

	63,362	68,489	134,026	137,110

Operating income	8,605	15,572	21,502	33,558

Interest income	358	1,869	937	4,343

Income before income taxes	8,963	17,441	22,439	37,901

Income tax expense	3,578	6,454	8,888	13,758

Net income	$5,385	$10,987	$13,551	$24,143

Basic net income per share of common stock	$0.22	$0.43	$0.55	$0.95

Diluted net income per share of common stock	$0.22	$0.43	$0.54	$0.94

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2009
(in thousands)
(Unaudited)

	Common Stock		Additional
	Issued		Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2008	30,839	$309	$139,415	$(147,952)	$216,707	$208,479
Purchase of treasury stock, at cost	—	—	—	(1,989)	—	(1,989)
Exercise of stock options	—	—	(975)	2,117	—	1,142
Income tax expense from stock-based compensation, net	—	—	(701)	—	—	(701)
Stock-based compensation expense	—	—	1,086	4,611	—	5,697
Other	—	—	(74)	551	—	477
Dividends paid	—	—	—	—	(6,620)	(6,620)
Net income / comprehensive income	—	—	—	—	13,551	13,551

Balance at June 30, 2009	30,839	$309	$138,751	$(142,662)	$223,638	$220,036

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$13,551	$24,143
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,403	7,453
Stock-based compensation	5,697	5,293
Deferred income taxes	295	2,931
Changes in operating assets and liabilities:
Restricted cash	1,190	998
Accounts receivable	(44,297)	(24,824)
Prepaid insurance	10,569	(334)
Other current assets	(2,567)	(2,182)
Other assets	6,851	(14,392)
Accounts payable	(2,135)	(1,573)
Payroll taxes and other payroll deductions payable	(49,197)	(37,813)
Accrued worksite employee payroll expense	15,055	29,795
Accrued health insurance costs	(8,588)	(2,998)
Accrued workers’ compensation costs	3,792	3,764
Accrued corporate payroll, commissions and other accrued liabilities	(11,411)	(2,935)
Income taxes payable/receivable	(5,968)	4,911

Total adjustments	(72,311)	(31,906)

Net cash used in operating activities	(58,760)	(7,763)

Cash flows from investing activities:
Marketable securities:
Proceeds from maturities	225	2,395
Proceeds from dispositions	—	60,795
Cash exchanged for acquisition	(720)	(3,780)
Property and equipment	(4,365)	(7,822)

Net cash (used in) provided by investing activities	(4,860)	51,588

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from financing activities:
Purchase of treasury stock	$(1,989)	$(16,530)
Dividends paid	(6,620)	(5,744)
Other	1,629	1,293

Net cash used in financing activities	(6,980)	(20,981)

Net (decrease) increase in cash and cash equivalents	(70,600)	22,844
Cash and cash equivalents at beginning of period	252,190	135,793

Cash and cash equivalents at end of period	$181,590	$158,637

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2009
1. Basis of Presentation
Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the six months ended June 30, 2009 and June 30, 2008, revenues from the Company’s Texas markets represented 29% and 31% of the Company’s total revenues, respectively.
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
The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. The Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at June 30, 2009, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended June 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission on August 3, 2009.
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
The health insurance contract with United provides the majority of the Company’s health insurance coverage. As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, Administaff records the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of June 30, 2009, Plan Costs were less than the net premiums paid and owed to United by $21.1 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $12.1 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet. The premiums owed to United at June 30, 2009 were $1.9 million, which is included in accrued health insurance costs, a current liability on the Company’s Consolidated Balance Sheet.
Workers’ Compensation Costs
Since October 1, 2007, the Company’s workers’ compensation coverage has been provided through its arrangement with ACE Group of Companies (“ACE”). Under the Company’s arrangement with ACE (the “ACE Program”), the Company bears the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether the Company satisfies its responsibilities. The Company’s workers’ compensation coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”). The AIG Program coverage and structure was consistent with the ACE Program.

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
The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the six months ended June 30, 2009 and 2008, Administaff reduced accrued workers’ compensation costs by $3.9 million and $5.7 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2009 and 2008 was 1.8% and 2.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008

Beginning balance	$83,055	$74,433
Accrued claims	19,245	17,563
Present value discount	(1,237)	(1,698)
Paid claims	(14,439)	(12,679)

Ending balance	$86,624	$77,619

Current portion of accrued claims	$35,276	$34,320
Long-term portion of accrued claims	51,348	43,299

	$86,624	$77,619

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets. As of June 30, 2009, the Company had restricted cash of $35.3 million and deposits of $49.9 million.
3. Cash Equivalents
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:
•	Level 1 — quoted prices in active markets using identical assets;
•	Level 2 — significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and
•	Level 3 — significant unobservable inputs.
As of June 30, 2009, the Company had level 1 investments of $190.3 million held in money market funds.
The Company’s overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash and cash equivalents balance as of June 30, 2009, and December 31, 2008, are $63.9 million and $108.8 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions; as well as $15.8 million and $49.3 million in client prepayments, respectively. Please read “Cash Flows from Operating Activities — Timing of Customer Payments/Payrolls,” on page 27 for additional information.
4. Stockholders’ Equity
The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock. The Company has repurchased 12,088,868 shares under this program at a total cost of approximately $237.7 million. No shares were repurchased under the repurchase program during the six months ended June 30, 2009. However, 86,634 shares were withheld during the first six months of 2009 to satisfy tax withholding obligations for the vesting of restricted stock awards. These purchases are not subject to the repurchase program. As of June 30, 2009, the Company had the authorization to repurchase an additional 411,132 shares.

The Board declared quarterly dividends of $0.13 and $0.11 per share of common stock in the first six months of 2009 and 2008, respectively, resulting in a total of $6.6 million and $5.7 million in dividend payments paid by the Company in 2009 and 2008, respectively.
5. Net Income Per Share
The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net income per share — weighted average shares outstanding	24,736	25,384	24,649	25,413
Effect of dilutive securities — treasury stock method:
Common stock options	172	308	149	300
Restricted stock awards	131	93	144	57

	303	401	293	357

Diluted net income per share — weighted average shares outstanding plus effect of dilutive securities	25,039	25,785	24,942	25,770

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	491	464	595	674
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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of June 30, 2009, Plan Costs were less than the premiums paid and owed to United by $21.1 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $12.1 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet. The premiums owed to United at June 30, 2009 were $1.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.

•	Workers’ compensation costs — Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with ACE Group of Companies (“ACE”). Under our arrangement with ACE (the “ACE Program”), we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Our workers’ compensation coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”). The AIG Program coverage and structure was consistent with the ACE Program.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the six months ended June 30, 2009 and 2008, Administaff reduced accrued workers’ compensation costs by $3.9 million and $5.7 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2009 and 2008 was 1.8% and 2.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

•	Property and equipment — Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.
•	Goodwill and other intangibles — Our goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for EITF 03-6-1 was January 1, 2009. The adoption of EITF 03-6-1 did not have a material impact on our Consolidated Financial Statements.

In May 2009, FASB Statement 165, “Subsequent Events (“SFAS 165”), was issued. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, the Company adopted SFAS 165 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission on August 3, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.
The following table presents certain information related to Administaff’s results of operations for the three months ended June 30, 2009 and 2008.

	Three months ended
	June 30,
	2009	2008%	Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $2.343 billion and $2.456 billion, less worksite employee payroll cost of $1.939 billion and $2.036 billion, respectively)	$404,312	$420,469	(3.8)%
Gross profit	71,967	84,061	(14.4)%
Operating expenses	63,362	68,489	(7.5)%
Operating income	8,605	15,572	(44.7)%
Other income	358	1,869	(80.8)%
Net income	5,385	10,987	(51.0)%
Diluted net income per share of common stock	0.22	0.43	(48.8)%

Statistical Data:
Average number of worksite employees paid per month	108,551	116,149	(6.5)%
Revenues per worksite employee per month (1)	$1,242	$1,207	2.9%
Gross profit per worksite employee per month	221	241	(8.3)%
Operating expenses per worksite employee per month	195	197	(1.0)%
Operating income per worksite employee per month	26	45	(42.2)%
Net income per worksite employee per month	17	32	(46.9)%

(1)	Gross billings of $7,196 and $7,049 per worksite employee per month less payroll cost of $5,954 and $5,842 per worksite employee per month, respectively.
Revenues
Our revenues for the second quarter of 2009 decreased 3.8% compared to the 2008 period due to a 6.5% decrease in the average number of worksite employees paid per month, partially offset by a 2.9%, or $35 increase in revenues per worksite employee per month.

By region, our revenues compared to the second quarter of 2008 and revenue distribution for the quarters ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2009	2008%	Change	2009	2008
	(in thousands)			(% of total revenues)

Northeast	$89,910	$88,672	1.4%	22.4%	21.3%
Southeast	45,072	44,603	1.1%	11.2%	10.7%
Central	61,488	60,249	2.1%	15.3%	14.5%
Southwest	126,607	140,104	(9.6)%	31.5%	33.6%
West	78,519	83,006	(5.4)%	19.6%	19.9%

	401,596	416,634	(3.6)%	100.0%	100.0%
Other revenue	2,716	3,835	(29.2)%

Total revenue	$404,312	$420,469	(3.8)%

Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2009, our average number of worksite employees declined 6.5% as the net change in existing clients, new client sales and client retention declined as compared to the second quarter of 2008.
The decline in the U.S. economic activity and associated reductions in employment levels in the latter half of 2008 and 2009 have impacted the Company’s customer base and target market. In the three months ended June 30, 2009, the Company’s average number of paid worksite employees paid per month declined 8.6% from the fourth quarter of 2008 to 108,551, because the net employee reductions within our existing client base and number of client terminations exceeded new client sales.
Gross Profit
Gross profit for the second quarter of 2009 decreased 14.4% to $72.0 million, compared to the second quarter of 2008. The average gross profit per worksite employee decreased 8.3% to $221 per month in the 2009 period from $241 per month in the 2008 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
While our revenues increased 2.9% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.7% to $1,021 per worksite employee per month in the second quarter of 2009 versus $966 in the second quarter of 2008.

•	Benefits costs — The cost of group health insurance and related employee benefits increased $43 per worksite employee per month, or 5.8% on a cost per covered employee basis, compared to the second quarter of 2008 due in part to higher claims associated with increased COBRA participation resulting from the severe economic environment and the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) legislation. Please read “Other Matters” on page 28 for a discussion of ARRA. The percentage of worksite employees covered under our health insurance plans was 74.9% in the 2009 period compared to 73.1% in the 2008 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs — Workers’ compensation costs increased 15.3%, or $7 per worksite employee per month compared to the second quarter of 2008. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.68% in the 2009 period from 0.57% in the 2008 period. During the 2009 period, the Company recorded reductions in workers’ compensation costs of $1.6 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $3.7 million, or 0.19% of non-bonus payroll costs, in the 2008 period. The 2009 period costs include the impact of a 1.8% discount rate used to accrue workers’ compensation loss claims, compared to a 2.8% discount rate used in the 2008 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs — Payroll taxes increased $9, or 2.2%, per worksite employee per month, compared to the second quarter of 2008, due primarily to a 1.9% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost were 7.1% in both the 2008 period and the 2009 period. In the period ended June 30, 2008, we received a $1.5 million, or 0.07% of payroll cost, state unemployment tax refund from the State of Texas. The 2009 period does not contain a comparable refund.
Operating Expenses
The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2009 and 2008.

	Three months ended June 30,			Three months ended June 30,
	2009	2008%	change	2009	2008%	change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$35,644	$37,427	(4.8)%	$109	$108	0.9%
Stock-based compensation	2,911	2,908	0.1%	9	8	12.5%
General and administrative expenses	14,228	16,923	(15.9)%	44	49	(10.2)%
Commissions	2,896	3,274	(11.5)%	9	9	—
Advertising	3,439	4,158	(17.3)%	11	12	(8.3)%
Depreciation and amortization	4,244	3,799	11.7%	13	11	18.2%

Total operating expenses	$63,362	$68,489	(7.5)%	$195	$197	(1.0)%

Operating expenses decreased 7.5% to $63.4 million compared to the second quarter of 2008. Operating expense per worksite employee decreased to $195 per month in the 2009 period from $197 per month in the 2008 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff decreased 4.8%, but increased $1 per worksite employee per month compared to the 2008 period. During 2009 we initiated a number of operating expense savings measures, including the deferral of merit increases and reductions in 401(k) match for corporate employees. In addition, incentive compensation is lower due to reduced operating results in 2009 as compared to 2008.
•	Stock-based compensation expense remained flat, but increased $1 per worksite employee per month. The stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.
•	General and administrative expenses decreased 15.9%, or $5 per worksite employee per month compared to the second quarter of 2008, due to various cost-saving initiatives implemented in 2009, including reductions in travel, training, repairs and maintenance, and printing.
•	Commissions expense decreased 11.5% due to a lower average number of worksite employees, but remained flat on a per worksite employee per month basis compared to the 2008 period.
•	Advertising costs decreased 17.3%, or $1 on a per worksite employee per month basis compared to the second quarter of 2008, due to the timing of advertising and business promotions, as well as cost-saving efforts in 2009 including lower advertising rates.
•	Depreciation and amortization expense increased 11.7% or $2 per worksite employee per month compared to the 2008 period, due to capital expenditures in the second half of 2008.
Other Income (Expense)
Other income (expense) decreased from $1.9 million in the second quarter of 2008 to approximately $360,000 in the 2009 period due to the significant decline in interest rates.
Income Tax Expense
Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
Operating and Net Income
Operating and net income per worksite employee per month was $26 and $17 in the 2009 period, versus $45 and $32 in the 2008 period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.
The following table presents certain information related to Administaff’s results of operations for the six months ended June 30, 2009 and 2008.

	Six months ended
	June 30,
	2009	2008	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $4.901 billion and $5.010 billion, less worksite employee payroll cost of $4.035 billion and $4.133 billion, respectively)	$866,291	$876,535	(1.2)%
Gross profit	155,528	170,668	(8.9)%
Operating expenses	134,026	137,110	(2.2)%
Operating income	21,502	33,558	(35.9)%
Other income	937	4,343	(78.4)%
Net income	13,551	24,143	(43.9)%
Diluted net income per share of common stock	0.54	0.94	(42.6)%

Statistical Data:
Average number of worksite employees paid per month	110,147	114,845	(4.1)%
Revenues per worksite employee per month (1)	$1,311	$1,272	3.1%
Gross profit per worksite employee per month	235	248	(5.2)%
Operating expenses per worksite employee per month	203	199	2.0%
Operating income per worksite employee per month	33	49	(32.7)%
Net income per worksite employee per month	21	35	(40.0)%

(1)	Gross billings of $7,416 and $7,270 per worksite employee per month less payroll cost of $6,105 and $5,998 per worksite employee per month, respectively.
Revenues
Our revenues for the six months ended June 30, 2009, decreased 1.2% compared to the 2008 period due to a 4.1% decrease in the average number of worksite employees paid per month, partially offset by a 3.1%, or $39 increase in revenues per worksite employee per month.
By region, our revenues compared to the first six months of 2008 and revenue distribution for the six months ended June 30, 2009 and June 30, 2008 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2009	2008%	Change	2009	2008
	(in thousands)			(% of total revenues)

Northeast	$192,381	$185,674	3.6%	22.3%	21.4%
Southeast	95,218	92,323	3.1%	11.1%	10.6%
Central	131,294	126,786	3.6%	15.3%	14.6%
Southwest	272,782	288,948	(5.6)%	31.7%	33.2%
West	168,947	175,908	(4.0)%	19.6%	20.2%

	860,622	869,639	(1.0))%	100.0%	100.0%
Other revenue	5,669	6,896	(17.8)%

Total revenue	$866,291	$876,535	(1.2)%

Our growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the six months ended June 30, 2009, our average number of worksite employees paid per month declined 4.1% as the net change in existing clients, new client sales and client retention declined compared to the 2008 period.
Gross Profit
Gross profit for the first half of 2009 decreased 8.9% to $155.5 million, compared to the first half of 2008. The average gross profit per worksite employee decreased 5.2% to $235 per month in the 2009 period from $248 per month in the 2008 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
While our revenues increased 3.1% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.1% to $1,076 per worksite employee per month in the first half of 2009 versus $1,024 in the first half of 2008.
•	Benefits costs — The cost of group health insurance and related employee benefits increased $39 per worksite employee per month, or 5.3% on a per covered employee basis compared to 2008, due in part to higher claims associated with increased COBRA participation resulting from the severe economic environment and the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) legislation. Please read “Other Matters” on page 28 for a discussion of ARRA. The percentage of worksite employees covered under our health insurance plans was 75.0% in the 2009 period compared to 73.4% in the 2008 period. Please read “Critical Accounting Policies and Estimates — Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs — Workers’ compensation costs increased 7.9%, or $4 per worksite employee per month compared to the first six months of 2008. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.67% in the 2009 period from 0.61% in the 2008 period. During the 2009 period, we recorded reductions in workers’ compensation costs of $3.9 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $5.7 million, or 0.15% of non-bonus payroll costs, in the 2008 period. Please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs — Payroll taxes increased $10 per worksite employee per month compared to the first half of 2008, primarily due to a 1.8% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost were 7.9% in both the 2008 and 2009 periods.

Operating Expenses
The following table presents certain information related to Administaff’s operating expenses for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,			Six months ended June 30,
	2009	2008%	change	2009	2008%	change
		(in thousands)		(per worksite employee per month)

Salaries, wages and payroll taxes	$74,296	$74,406	(0.1)%	$112	$108	3.7%
Stock-based compensation	5,697	5,293	7.6%	9	8	12.5%
General and administrative expenses	32,000	35,662	(10.3)%	49	52	(5.8)%
Commissions	6,169	6,368	(3.1)%	9	9	—
Advertising	7,425	7,936	(6.4)%	11	11	—
Depreciation and amortization	8,439	7,445	13.4%	13	11	18.2%

Total operating expenses	$134,026	$137,110	(2.2)%	$203	$199	2.0%

Operating expenses decreased 2.2% to $134.0 million compared to the first six months of 2008. Operating expense per worksite employee increased to $203 per month in the 2009 period from $199 per month in the 2008 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff remained relatively flat as a result of headcount additions in the latter half of 2008 being offset by cost-saving initiatives implemented during 2009, including the deferral of merit increases and reduction in 401(k) match for corporate employees. In addition, incentive compensation was lower due to reduced operating results in the 2009 period as compared to the 2008 period. On a per worksite employee per month basis, salaries, wages and payroll taxes increased $4 compared to the 2008 period, due to the decline in worksite employees.
•	Stock-based compensation expense increased $404,000, or $1 per worksite employee per month. Stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.
•	General and administrative expenses decreased 10.3%, or $3 per worksite employee per month compared to the first half of 2008, due to cost-saving initiatives implemented across the company.
•	Commissions expense decreased 3.1% due to a lower average number of worksite employees, and remained flat on a per worksite employee per month basis compared to the 2008 period.
•	Advertising costs decreased 6.4%, and remained flat on a per worksite employee per month basis.
•	Depreciation and amortization expense increased 13.4%, and increased $2 on a per worksite employee per month basis compared to the 2008 period, due primarily to software and hardware expenditures in the second half of 2008.

Other Income (Expense)
Other income (expense) decreased from $4.3 million in the first half of 2008 to $937,000 in the 2009 period, due primarily to a decline in interest rates.
Income Tax Expense
Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
Operating and Net Income
Operating and net income per worksite employee per month was $33 and $21 in the 2009 period, versus $49 and $35 in the 2008 period.

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

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
	(in thousands, except per worksite employee data)

Payroll cost (GAAP)	$1,939,150	$2,035,626	(4.7)%	$4,034,904	$4,133,215	(2.4)%
Less: Bonus payroll cost	101,753	111,393	(8.7)%	317,625	345,918	(8.2)%

Non-bonus payroll cost	$1,837,397	$1,924,233	(4.5)%	$3,717,279	$3,787,297	(1.8)%

Payroll cost per worksite employee (GAAP)	$5,954	$5,842	1.9%	$6,105	$5,998	1.8%
Less: Bonus payroll cost per worksite employee	312	320	(2.5)%	481	502	(4.2)%

Non-bonus payroll cost per worksite employee	$5,642	$5,522	2.2%	$5,624	$5,496	2.3%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $181.6 million in cash and cash equivalents at June 30, 2009, of which approximately $63.9 million was payable in early July 2009 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $15.8 million were customer prepayments that were payable in July 2009. At June 30, 2009, we had working capital of $125.6 million compared to $98.4 million at December 31, 2008. We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2009. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities
Cash used in operating activities in 2009 was $58.8 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the period ended June 30, 2009, which ended on a Tuesday, customer prepayments were $15.8 million and accrued worksite employee payroll was $145.0 million. In the period ended December 31, 2008, which ended on a Wednesday, client prepayments were $49.3 million and accrued worksite employee payroll was $130.0 million.
•	Workers’ compensation plan funding — Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $20.5 million in the first half of 2009 and $21.4 million for the 2008 period. However, our estimate of workers’ compensation loss costs was $18.0 million and $15.9 million in 2009 and 2008, respectively. During June 2009, we received $14.2 million from ACE for the return of excess claim funds related to the ACE Program, which resulted in an increase to working capital at June 30, 2009.
•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $21.1 million surplus, $12.1 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at June 30, 2009. The premiums owed to United at June 30, 2009, were $1.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income decreased 43.9% to $13.6 million in the six months ended June 30, 2009 compared to $24.1 million in the 2008 period. Please read Results of Operations — Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 on page 22.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $4.9 million for the six months ended June 30, 2009. We invested approximately $4.4 million in capital expenditures during the first six months of 2009.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $7.0 million, including $6.6 million in dividends.
Other Matters
The American Recovery and Reinvestment Act of 2009
The American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law on February 17, 2009. ARRA provides a 65% subsidy for COBRA continuation coverage premiums for up to nine months for employees involuntarily terminated during the period from September 1, 2008, through December 31, 2009. Under ARRA, Administaff pays the 65% subsidy and then is reimbursed by the federal government through a credit against payroll taxes. The remaining 35% is paid by individual participants electing COBRA. Plan Costs include the net difference between the premiums collected and the associated cost of any COBRA claims. The subsidy of COBRA premiums mandated by ARRA, coupled with the severe economic environment, has contributed to an increase in the number of individuals electing COBRA coverage under our health insurance plans. The increased number of COBRA participants has resulted in an increase in claim activity levels, resulting in higher benefits costs incurred in the second quarter of 2009. Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total Plan Costs in future periods as well. The end date for the ARRA subsidy is September 30, 2010.
Healthcare Reform
President Obama has stated that healthcare reform is a top legislative priority and that it is his goal to enact reform legislation before the end of 2009. Congress is currently considering sweeping healthcare reform legislation, with various proposals pending in both the House and the Senate. There is ongoing debate and uncertainty concerning the details and timing of such reform, how it will be funded, and whether reform legislation will ultimately pass and become law. The Company does not believe that any of the current legislative proposals under consideration would expressly eliminate the Company’s ability to provide a health insurance plan as a co-employer of worksite employees. However, given the uncertain nature of the legislative process, the Company is unable to determine the impact such reform would have on its operations, if enacted.

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
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
The following table provides information about purchases by Administaff during the three months ended June 30, 2009, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum
			Shares Purchased as	Number of Shares
	Total Number		Part of Publicly	that May Yet be
	of Shares	Average Price	Announced	Purchased Under
Period	Purchased (1)(2)	Paid per Share	Program(2)	the Program (2)
04/01/2009 – 04/30/2009	—	$—	12,088,868	411,132
05/01/2009 – 05/31/2009	18,611	26.41	12,088,868	411,132
06/01/2009 – 06/30/2009	—	—	12,088,868	411,132

Total	18,611	$26.41	12,088,868	411,132

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date. These shares are not subject to the repurchase program described below.

(2)	Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 12,500,000 shares of Administaff common stock, of which 12,088,868 shares had been repurchased as of June 30, 2009. No shares were repurchased under the repurchase program during the three months ended June 30, 2009. Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
An Annual Meeting of Stockholders of the Administaff was held on May 5, 2009. At the meeting, holders of 22,969,396 shares of common stock were present in person or by proxy, which constituted a quorum thereof. The vote of stockholders in respect of the three proposals voted on at the meeting, all of which were approved, is set forth below:
1.	Election of Class II Directors to serve until the 2012 Annual Meeting of Stockholders:

	For	Withheld

Paul J. Sarvadi	15,815,247	7,154,149
Austin P. Young	15,849,435	7,119,961
Directors continuing in office were Michael W. Brown, Jack M. Fields, Jr., Eli Jones, Paul S. Lattanzio, Gregory E. Petsch and Richard G. Rawson.
2.	Approval of the amendment and restatement of the Administaff, Inc. 2001 Incentive Plan:

For	Against	Abstain

18,305,352	2,652,820	527,794
3.	Ratification of Appointment of Ernst & Young, LLP as Administaff’s independent certified public accountants for the year ending December 31, 2009:

For	Against	Abstain

22,301,081	642,476	25,839

ITEM 6.	EXHIBITS
(a)	List of exhibits.

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: August 3, 2009	By:	/s/ Douglas S. Sharp Douglas S. Sharp
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