Form 10-Q
period 2009-09-30
ADMINISTAFF INC \DE\
filed 2009-11-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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
As of October 27, 2009, 25,615,992 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

Current assets:
Cash and cash equivalents	$194,666	$252,190
Restricted cash	35,422	36,466
Marketable securities	—	225
Accounts receivable, net:
Trade	669	4,908
Unbilled	159,216	116,173
Other	7,963	4,012
Prepaid insurance	11,370	28,911
Other current assets	10,598	6,735

Total current assets	419,904	449,620

Property and equipment:
Land	3,260	3,260
Buildings and improvements	64,756	63,016
Computer hardware and software	67,951	67,198
Software development costs	24,939	23,162
Furniture and fixtures	35,154	35,307
Aircraft	31,524	31,548

	227,584	223,491
Accumulated depreciation and amortization	(144,032)	(134,152)

Total property and equipment, net	83,552	89,339

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,785	2,585
Deposits – workers’ compensation	53,107	56,435
Goodwill and other intangible assets, net	8,584	8,595
Other assets	1,165	1,266

Total other assets	74,641	77,881

Total assets	$578,097	$616,840

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2009	2008
	(Unaudited)

Current liabilities:
Accounts payable	$2,103	$3,007
Payroll taxes and other payroll deductions payable	67,818	123,666
Accrued worksite employee payroll cost	151,868	129,954
Accrued health insurance costs	4,914	14,715
Accrued workers’ compensation costs	36,152	38,028
Accrued corporate payroll and commissions	15,079	25,692
Other accrued liabilities	9,351	10,032
Income tax payable	3,055	4,157
Deferred income taxes	—	1,956

Total current liabilities	290,340	351,207

Noncurrent liabilities:
Accrued workers’ compensation costs	50,269	46,589
Deferred income taxes	10,692	10,565

Total noncurrent liabilities	60,961	57,154

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	138,360	139,415
Treasury stock, at cost	(138,021)	(147,952)
Retained earnings	226,148	216,707

Total stockholders’ equity	226,796	208,479

Total liabilities and stockholders’ equity	$578,097	$616,840

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues (gross billings of $2.322 billion $2.560 billion, $7.223 billion and $7.570 billion, less worksite employee payroll cost of $1.931 billion, $2.138 billion, $5.966 billion and $6.271 billion, respectively)	$390,908	$421,914	$1,257,199	$1,298,449

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	319,807	336,415	1,030,570	1,042,282

Gross profit	71,101	85,499	226,629	256,167

Operating expenses:
Salaries, wages and payroll taxes	34,644	39,373	108,940	113,779
Stock-based compensation	2,184	2,337	7,881	7,630
General and administrative expenses	15,111	16,642	47,111	52,304
Commissions	2,807	3,211	8,976	9,579
Advertising	2,632	3,062	10,057	10,998
Depreciation and amortization	4,160	3,951	12,599	11,396

	61,538	68,576	195,564	205,686

Operating income	9,563	16,923	31,065	50,481

Interest income	478	1,733	1,415	6,076

Income before income tax expense	10,041	18,656	32,480	56,557

Income tax expense	4,209	6,727	13,097	20,485

Net income	$5,832	$11,929	$19,383	$36,072

Basic net income per share of common stock	$0.23	$0.47	$0.78	$1.42

Diluted net income per share of common stock	$0.23	$0.46	$0.77	$1.40

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009
(in thousands)
(Unaudited)

	Common Stock		Additional
	Issued		Paid-In	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2008	30,839	$309	$139,415	$(147,952)	$216,707	$208,479
Purchase of treasury stock, at cost	—	—	—	(2,024)	—	(2,024)
Exercise of stock options	—	—	(1,817)	4,581	—	2,764
Income tax expense from stock-based compensation, net	—	—	(424)	—	—	(424)
Stock-based compensation expense	—	—	1,275	6,606	—	7,881
Other	—	—	(89)	768	—	679
Dividends paid	—	—	—	—	(9,942)	(9,942)
Net income / comprehensive income	—	—	—	—	19,383	19,383

Balance at September 30, 2009	30,839	$309	$138,360	$(138,021)	$226,148	$226,796

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$19,383	$36,072
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,562	11,385
Stock-based compensation	7,881	7,630
Deferred income taxes	(2,824)	3,962
Changes in operating assets and liabilities:
Restricted cash	1,044	(371)
Accounts receivable	(42,755)	(40,980)
Prepaid insurance	17,541	(825)
Other current assets	(2,868)	(3,198)
Other assets	3,654	906
Accounts payable	(904)	(760)
Payroll taxes and other payroll deductions payable	(55,848)	(33,659)
Accrued worksite employee payroll expense	21,914	45,944
Accrued health insurance costs	(9,801)	(5,811)
Accrued workers’ compensation costs	1,804	5,058
Accrued corporate payroll, commissions and other accrued liabilities	(10,790)	678
Income taxes payable/receivable	(2,170)	3,239

Total adjustments	(61,560)	(6,802)

Net cash provided by (used in) operating activities	(42,177)	29,270

Cash flows from investing activities:
Marketable securities:
Proceeds from dispositions	225	74,641
Cash exchanged for acquisition	(720)	(3,780)
Property and equipment	(6,469)	(22,478)

Net cash provided by (used in) investing activities	(6,964)	48,383

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from financing activities:
Purchase of treasury stock	$(2,024)	$(19,615)
Dividends paid	(9,942)	(9,128)
Other	3,583	4,767

Net cash used in financing activities	(8,383)	(23,976)

Net (decrease) increase in cash and cash equivalents	(57,524)	53,677
Cash and cash equivalents at beginning of period	252,190	135,793

Cash and cash equivalents at end of period	$194,666	$189,470

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2009
1. Basis of Presentation
Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”). As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management. The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development. For the nine months ended September 30, 2009 and 2008, revenues from the Company’s Texas markets represented 30% and 31% of the Company’s total revenues, respectively.
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
The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2008. The Consolidated Balance Sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company’s Consolidated Balance Sheet at September 30, 2009, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended September 30, 2009 and 2008, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2009 presentation. The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission on November 2, 2009.
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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet. The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of September 30, 2009, Plan Costs were less than the net premiums paid and owed to United by $17.2 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $8.2 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet. The premiums and taxes owed to United at September 30, 2009 were $1.8 million, which is included in accrued health insurance costs, a current liability on the Company’s Consolidated Balance Sheet.
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

Because the Company bears the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of the Company’s workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.
The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, 2009 and 2008, Administaff reduced accrued workers’ compensation costs by $5.2 million and $8.3 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2009 and 2008 were 1.8% and 2.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
	(in thousands)

Beginning balance, January 1,	$83,055	$74,433
Accrued claims	25,834	26,916
Present value discount	(1,704)	(2,698)
Paid claims	(21,494)	(19,168)

Ending balance	$85,691	$79,483

Current portion of accrued claims	$35,422	$35,689
Long-term portion of accrued claims	50,269	43,794

	$85,691	$79,483

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets. As of September 30, 2009, the Company had restricted cash of $35.4 million and deposits of $53.1 million.
3. Cash Equivalents
The Company accounts for financial assets and liabilities at fair value. The fair value disclosures are grouped into three levels based on valuation factors:
•	Level 1 – quoted prices in active markets using identical assets;
•	Level 2 – significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and
•	Level 3 – significant unobservable inputs.
As of September 30, 2009, the Company had level 1 investments of $195.9 million held in money market funds.
The Company’s overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash and cash equivalents balance as of September 30, 2009, and December 31, 2008, are $57.6 million and $108.8 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions; as well as $25.2 million and $49.3 million in customer prepayments, respectively. Please read “Cash Flows from Operating Activities – Timing of Customer Payments/Payrolls,” on page 28 for additional information.
4. Stockholders’ Equity
The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock. The Company has repurchased 12,088,868 shares under this program at a total cost of approximately $237.7 million. No shares were repurchased under the repurchase program during the nine months ended September 30, 2009. However, 87,932 shares were withheld during the first nine months of 2009 to satisfy tax withholding obligations for the vesting of restricted stock awards. These purchases are not subject to the repurchase program. As of September 30, 2009, the Company had the authorization to repurchase an additional 411,132 shares.

The Board declared quarterly dividends of $0.13 in the first three quarters of 2009 and the third quarter of 2008, and $0.11 per share of common stock in the first and second quarters of 2008, resulting in a total of $9.9 million and $9.1 million in dividend payments paid by the Company in 2009 and 2008, respectively.
5. Net Income Per Share
The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic net income per share – weighted average shares outstanding	24,850	25,392	24,717	25,406
Effect of dilutive securities – treasury stock method:
Common stock options	154	298	150	300
Restricted stock awards	201	147	163	87

	355	445	313	387

Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	25,205	25,837	25,030	25,793

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	489	453	560	600
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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of September 30, 2009, Plan Costs were less than the premiums paid and owed to United by $17.2 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $8.2 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet. The premiums and taxes owed to United at September 30, 2009 were $1.8 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.

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

Because we bear the economic burden of the first $1 million layer of claims per occurrence, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the nine months ended September 30, 2009 and 2008, Administaff reduced accrued workers’ compensation costs by $5.2 million and $8.3 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2009 and 2008 were 1.8% and 2.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

•	Contingent liabilities – We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with Accounting Standards Codification (“ASC”) 450-10 (formerly Statement of Financial Accounting Standards “SFAS” No. 5, Accounting for Contingencies). U.S. generally accepted accounting principles (“GAAP”) requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As issues develop, we evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.

•	Deferred taxes – We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.
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

•	Property and equipment – Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

•	Goodwill and other intangibles – Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
New Accounting Pronouncements
In September 2006, Financial Accounting Standards Board (“FASB”) ASC 820-10 (formerly SFAS 157), “Fair Value Measurements” was issued. ASC 820-10 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. ASC 820-10, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. Our effective date was initially January 1, 2008. However, the FASB delayed the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, we adopted ASC 820-10 for our financial assets and liabilities on January 1, 2008 and adopted ASC 820-10 for our non-financial assets and liabilities on January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.
In June 2008, the FASB issued ASC 260-10 (formerly FASB Staff Position No. EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. ASC 260-10 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for ASC 260-10 was January 1, 2009. The adoption of ASC 260-10 did not have a material impact on our Consolidated Financial Statements.

In May 2009, FASB ASC 855-10 (formerly SFAS No. 165), “Subsequent Events” was issued. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009; the Company adopted ASC 855-10 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission on November 2, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.
In June 2009, FASB ASC 105-10 (formerly SFAS 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” was issued. ASC 105-10 is the single official source of authoritative U.S. GAAP, superseding all other accounting literature except that issued by the Securities and Exchange Commission. As of July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105-10 for the quarter ended September 30, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.
The following table presents certain information related to Administaff’s results of operations for the three months ended September 30, 2009 and 2008.

	Three months ended September 30,
	2009	2008	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.322 billion and $2.560 billion, less worksite employee payroll cost of $1.931 billion and $2.138 billion, respectively	$390,908	$421,914	(7.3)%
Gross profit	71,101	85,499	(16.8)%
Operating expenses	61,538	68,576	(10.3)%
Operating income	9,563	16,923	(43.5)%
Other income	478	1,733	(72.4)%
Net income	5,832	11,929	(51.1)%
Diluted net income per share of common stock	0.23	0.46	(50.0)%

Statistical Data:
Average number of worksite employees paid per month	107,625	119,389	(9.9)%
Revenues per worksite employee per month(1)	$1,211	$1,178	2.8%
Gross profit per worksite employee per month	220	239	(7.9)%
Operating expenses per worksite employee per month	191	191	—
Operating income per worksite employee per month	30	47	(36.2)%
Net income per worksite employee per month	18	33	(45.5)%

(1)	Gross billings of $7,192 and $7,147 per worksite employee per month less payroll cost of $5,981 and $5,969 per worksite employee per month, respectively.
Revenues
Our revenues for the third quarter of 2009 decreased 7.3% compared to the 2008 period due to a 9.9% decrease in the average number of worksite employees paid per month, partially offset by a 2.8%, or $33 increase in revenues per worksite employee per month.

By region, our revenues compared to the third quarter of 2008 and revenue distribution for the quarters ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,			Three months ended September 30,
	2009	2008	% Change	2009	2008
	(in thousands)			(% of total revenues)

Northeast	$87,448	$88,430	(1.1)%	22.5%	21.1%
Southeast	43,844	44,900	(2.4)%	11.3%	10.7%
Central	58,538	60,730	(3.6)%	15.1%	14.5%
Southwest	122,344	139,731	(12.4)%	31.5%	33.4%
West	76,111	84,968	(10.4)%	19.6%	20.3%

	388,285	418,759	(7.3)%	100.0%	100.0%
Other revenue	2,623	3,155	(16.9)%

Total revenue	$390,908	$421,914	(7.3)%

Our unit growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2009, our average number of worksite employees declined 9.9% as the net change in existing clients, new client sales and client retention declined as compared to the third quarter of 2008.
The decline in U.S. economic activity and associated reductions in employment levels in 2009 and the latter half of 2008 have impacted the Company’s customer base and target market. The net employee reductions within our existing client base and number of client terminations have exceeded new client sales.
Gross Profit
Gross profit for the third quarter of 2009 decreased 16.8% to $71.1 million, compared to the third quarter of 2008. The average gross profit per worksite employee decreased 7.9% to $220 per month in the 2009 period from $239 per month in the 2008 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
While our revenues increased 2.8% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.5% to $991 per worksite employee per month in the third quarter of 2009 versus $939 in the third quarter of 2008.
•	Benefits costs – The cost of group health insurance and related employee benefits increased $57 per worksite employee per month, or 9.3% on a cost per covered employee basis compared to the third quarter of 2008, due to increased utilization by active participants as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) legislation. Please read “Other Matters” on page 29 for a discussion of ARRA. The percentage of worksite employees covered under our health insurance plans was 74.6% in the 2009 period compared to 73.3% in the 2008 period. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased 22.9%, or $5 per worksite employee per month compared to the third quarter of 2008. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.53% in the 2009 period from 0.63% in the 2008 period. During the 2009 period, the Company recorded reductions in workers’ compensation costs of $3.6 million, or 0.20% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $2.8 million, or 0.14% of non-bonus payroll costs, in the 2008 period. The 2009 period costs include the impact of a 2.0% discount rate used to accrue workers’ compensation loss claims, compared to a 3.0% discount rate used in the 2008 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs – Payroll taxes decreased 9.4%, but increased $2 per worksite employee per month compared to the third quarter of 2008, in line with the increase in the average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost were 6.5% in the 2009 period compared to 6.4% in the 2008 period.
Operating Expenses
The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2009 and 2008.

	Three months ended September 30,			Three months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$34,644	$39,373	(12.0)%	$107	$110	(2.7)%
Stock–based compensation	2,184	2,337	(6.5)%	7	6	16.7%
General and administrative expenses	15,111	16,642	(9.2)%	47	46	2.2%
Commissions	2,807	3,211	(12.6)%	9	9	—
Advertising	2,632	3,062	(14.0)%	8	9	(11.1)%
Depreciation and amortization	4,160	3,951	5.3%	13	11	18.2%

Total operating expenses	$61,538	$68,576	(10.3)%	$191	$191	—

Operating expenses decreased 10.3% to $61.5 million compared to the third quarter of 2008. Operating expense per worksite employee per month in the 2009 period remained consistent with the 2008 period at $191. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff decreased 12.0%, or $3 per worksite employee per month compared to the 2008 period. During 2009 we initiated a number of operating expense savings measures, including the deferral of merit salary increases and reductions in 401(k) match for corporate employees. In addition, incentive compensation is lower due to reduced operating results in 2009 as compared to 2008.

•	Stock-based compensation decreased 6.5%, but increased $1 per worksite employee per month compared to the 2008 period. The stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.
•	General and administrative expenses decreased 9.2%, but increased $1 per worksite employee per month compared to the third quarter of 2008, due to various cost-saving initiatives implemented in 2009, including reductions in travel, postage, repairs and maintenance, training and printing.
•	Commissions expense decreased 12.6% due to a lower average number of paid worksite employees, but remained flat on a per worksite employee per month basis compared to the 2008 period.
•	Advertising costs decreased 14.0%, or $1 per worksite employee per month compared to the third quarter of 2008, due to cost-saving efforts initiated in 2009 as well as lower advertising rates.
•	Depreciation and amortization expense increased 5.3% or $2 per worksite employee per month compared to the 2008 period, due primarily to depreciation associated with investments in computer software in the latter half of 2008.
Other Income (Expense)
Other income (expense) decreased from $1.7 million in the third quarter of 2008 to approximately $478,000 in the 2009 period due to the significant decline in interest rates.
Income Tax Expense
Our effective income tax rate was 41.9% in the 2009 period compared to 36.1% in the 2008 period due to the impact of non-deductible expenses on lower pre-tax income, as well as lower tax exempt interest income. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
Operating and Net Income
Operating and net income per worksite employee per month was $30 and $18 in the 2009 period, versus $47 and $33 in the 2008 period.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.
The following table presents certain information related to Administaff’s results of operations for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,
	2009	2008	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $7.223 billion and $7.570 billion, less worksite employee payroll cost of $5.966 billion and $6.271 billion, respectively	$1,257,199	$1,298,449	(3.2)%
Gross profit	226,629	256,167	(11.5)%
Operating expenses	195,564	205,686	(4.9)%
Operating income	31,065	50,481	(38.5)%
Other income	1,415	6,076	(76.7)%
Net income	19,383	36,072	(46.3)%
Diluted net income per share of common stock	0.77	1.40	(45.0)%

Statistical Data:
Average number of worksite employees paid per month	109,306	116,360	(6.1)%
Revenues per worksite employee per month(1)	$1,278	$1,240	3.1%
Gross profit per worksite employee per month	230	245	(6.1)%
Operating expenses per worksite employee per month	199	196	1.5%
Operating income per worksite employee per month	32	48	(33.3)%
Net income per worksite employee per month	20	34	(41.2)%

(1)	Gross billings of $7,342 and $7,228 per worksite employee per month less payroll cost of $6,064 and $5,988 per worksite employee per month, respectively.
Revenues
Our revenues for the nine months ended September 30, 2009, decreased 3.2% compared to the 2008 period due to a 6.1% decrease in the average number of worksite employees paid per month, partially offset by a 3.1%, or $38 increase in revenues per worksite employee per month.

By region, our revenues compared to the first nine months of 2008 and revenue distribution for the nine months ended September 30, 2009 and September 30, 2008 were as follows:

	Nine months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008
	(in thousands)			(% of total revenues)

Northeast	$279,828	$274,104	2.1%	22.4%	21.3%
Southeast	139,062	137,222	1.3%	11.1%	10.6%
Central	189,833	187,516	1.2%	15.2%	14.6%
Southwest	395,126	428,680	(7.8)%	31.7%	33.3%
West	245,058	260,877	(6.1)%	19.6%	20.2%

	1,248,907	1,288,399	(3.1)%	100.0%	100.0%
Other revenue	8,292	10,050	(17.5)%

Total revenue	$1,257,199	$1,298,449	(3.2)%

Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the nine months ended September 30, 2009, our average number of worksite employees paid per month declined 6.1% as the net change in existing clients, new client sales and client retention declined compared to the 2008 period.
Gross Profit
Gross profit for the first nine months of 2009 decreased 11.5% to $226.6 million, compared to the first nine months of 2008. The average gross profit per worksite employee decreased 6.1% to $230 per month in the 2009 period from $245 per month in the 2008 period. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
While our revenues increased 3.1% per worksite employee per month, our primary direct costs, which include payroll taxes, benefits and workers’ compensation expenses, increased 5.3% to $1,048 per worksite employee per month in the first nine months of 2009 versus $995 in the first nine months of 2008.
•	Benefits costs – The cost of group health insurance and related employee benefits increased $45 per worksite employee per month, or 6.6% on a per covered employee basis compared to 2008, due in part to higher claims associated with increased COBRA participation resulting from the severe economic environment and the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) legislation. Please read “Other Matters” on page 29 for a discussion of ARRA. The percentage of worksite employees covered under our health insurance plans was 74.9% in the 2009 period compared to 73.3% in the 2008 period. Please read “Critical Accounting Policies and Estimates – Benefits Costs” on page 14 for a discussion of our accounting for health insurance costs.

•	Workers’ compensation costs – Workers’ compensation costs decreased 3.0%, or $1 per worksite employee per month compared to the first nine months of 2008. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.63% in the 2009 period from 0.62% in the 2008 period. During the 2009 period, we recorded reductions in workers’ compensation costs of $5.2 million, or 0.09% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $8.3 million, or 0.14% of non-bonus payroll costs, in the 2008 period. The 2009 period costs include the impact of an average discount rate of 1.8% used to accrue workers’ compensation loss claims, compared to an average discount rate of 2.8% in the 2008 period. Please read “Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 15 for a discussion of our accounting for workers’ compensation costs.

•	Payroll tax costs – Payroll taxes decreased 4.2%, but increased $9 per worksite employee per month compared to the first nine months of 2008, in line with the increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost were 7.5% in the 2009 period compared to 7.4% in the 2008 period.
Operating Expenses
The following table presents certain information related to Administaff’s operating expenses for the nine months ended September 30, 2009 and 2008.

	Nine months ended September 30,			Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$108,940	$113,779	(4.3)%	$111	$109	1.8%
Stock–based compensation	7,881	7,630	3.3%	8	7	14.3%
General and administrative expenses	47,111	52,304	(9.9)%	48	50	(4.0)%
Commissions	8,976	9,579	(6.3)%	9	9	—
Advertising	10,057	10,998	(8.6)%	10	10	—
Depreciation and amortization	12,599	11,396	10.6%	13	11	18.2%

Total operating expenses	$195,564	$205,686	(4.9)%	$199	$196	1.5%

Operating expenses decreased 4.9% to $195.6 million compared to the first nine months of 2008. Operating expense per worksite employee increased to $199 per month in the 2009 period from $196 per month in the 2008 period. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff decreased 4.3% due to cost-saving initiatives implemented during 2009, including the deferral of merit increases and reduction in 401(k) match for corporate employees. In addition, incentive compensation was lower due to reduced operating results in the 2009 period as compared to the 2008 period. On a per worksite employee per month basis, salaries, wages and payroll taxes increased $2 compared to the 2008 period, due to the decline in the number of paid worksite employees.

•	Stock-based compensation expense increased 3.3%, or $1 per worksite employee per month compared to the 2008 period. Stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.
•	General and administrative expenses decreased 9.9%, or $2 per worksite employee per month compared to the first nine months of 2008, due to cost-saving initiatives implemented across the company, including reductions in travel, postage and consulting.
•	Commissions expense decreased 6.3%, due to a lower average number of paid worksite employees, and remained flat on a per worksite employee per month basis compared to the 2008 period.
•	Advertising costs decreased 8.6% and remained flat on a per worksite employee per month basis, due to cost-saving efforts in 2009 including lower advertising rates.
•	Depreciation and amortization expense increased 10.6%, or $2 per worksite employee per month compared to the 2008 period, due primarily to depreciation associated with investments in computer software in the latter half of 2008.
Other Income (Expense)
Other income (expense) decreased from $6.1 million in the first nine months of 2008 to $1.4 million in the 2009 period, due primarily to a decline in interest rates.
Income Tax Expense
Our effective income tax rate was 40.3% in the 2009 period compared to 36.2% in the 2008 period due to the impact of non-deductible expenses on lower pre-tax income, as well as lower tax exempt interest income. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.
Operating and Net Income
Operating and net income per worksite employee per month was $32 and $20 in the 2009 period, versus $48 and $34 in the 2008 period.

Non-GAAP Financial Measures
Non-bonus payroll cost is a non-GAAP financial measure that excludes the impact of bonus payrolls paid to our worksite employees. Bonus payroll cost varies from period to period, but has no direct impact to our ultimate workers’ compensation costs under the current program. As a result, our management refers to non-bonus payroll cost in analyzing, reporting and forecasting our workers’ compensation costs. Non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We include these non-GAAP financial measures because we believe they are useful to investors in allowing for greater transparency related to the costs incurred under our current workers’ compensation program. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used to their most directly comparable GAAP financial measures as provided in the table below.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	(in thousands, except per worksite employee data)

Payroll cost (GAAP)	$1,930,950	$2,137,954	(9.7)%	$5,965,854	$6,271,168	(4.9)%
Less: Bonus payroll cost	91,375	131,647	(30.6)%	409,000	477,565	(14.4)%

Non-bonus payroll cost	$1,839,575	$2,006,307	(8.3)%	$5,556,854	$5,793,603	(4.1)%

Payroll cost per worksite employee (GAAP)	$5,981	$5,969	0.2%	$6,064	$5,988	1.3%
Less: Bonus payroll cost per worksite employee	283	367	(22.9)%	415	456	(9.0)%

Non-bonus payroll cost per worksite employee	$5,698	$5,602	1.7%	$5,649	$5,532	2.1%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations. However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $194.7 million in cash and cash equivalents at September 30, 2009, of which approximately $57.6 million was payable in early October 2009 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $25.2 million were customer prepayments that were payable in October 2009. At September 30, 2009, we had working capital of $129.6 million compared to $98.4 million at December 31, 2008. We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2009. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities
Cash used in operating activities in 2009 was $42.2 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of customer payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the period ended September 30, 2009, which ended on a Wednesday, customer prepayments were $25.2 million and accrued worksite employee payroll was $151.9 million. In the period ended December 31, 2008, which also ended on a Wednesday, customer prepayments were $49.3 million and accrued worksite employee payroll was $130.0 million.

•	Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $31.1 million in the first nine months of 2009 and $32.1 million for the 2008 period. However, our estimate of workers’ compensation loss costs was $24.1 million and $24.2 million in 2009 and 2008, respectively. During 2009 and 2008, we received $14.6 million and $19.8 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•	Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in an $17.2 million surplus, $8.2 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at September 30, 2009. The premiums and taxes owed to United at September 30, 2009, were $1.8 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•	Operating results – Our net income has a significant impact on our operating cash flows. Our net income decreased 46.3% to $19.4 million in the nine months ended September 30, 2009 compared to $36.1 million in the 2008 period. Please read Results of Operations –Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 on page 23.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $7.0 million for the nine months ended September 30, 2009. We invested approximately $6.5 million in capital expenditures during the first nine months of 2009.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $8.4 million, including $9.9 million in dividends paid in the nine months ended September 30, 2009.
Other Matters
The American Recovery and Reinvestment Act of 2009
The ARRA was signed into law on February 17, 2009. ARRA provides a 65% subsidy for COBRA continuation coverage premiums for up to nine months for employees involuntarily terminated during the period from September 1, 2008 through December 31, 2009. Under ARRA, Administaff pays the 65% subsidy and then is reimbursed by the federal government through a credit against payroll taxes. The remaining 35% is paid by individual participants electing COBRA. Plan Costs include the net difference between the premiums collected and the associated cost of any COBRA claims. The subsidy of COBRA premiums mandated by ARRA, coupled with the severe economic environment, has contributed to an increase in the number of individuals electing COBRA coverage under our health insurance plans. The increased number of COBRA participants has resulted in an increase in claim activity levels, resulting in higher benefits costs incurred in 2009. Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total Plan Costs in future periods as well. The end date for the ARRA subsidy is currently September 30, 2010.

Health Care Reform
President Obama has stated that health care reform is a top legislative priority and that it is his goal to enact reform legislation before the end of 2009. Congress is currently considering sweeping health care reform legislation, with various proposals pending in both the House and the Senate. There is ongoing debate and uncertainty concerning the details and timing of such reform, how it will be funded, and whether reform legislation will ultimately pass and become law. The Company does not believe that any of the current legislative proposals under consideration would expressly eliminate the Company’s ability to provide a health insurance plan as a co-employer of worksite employees. However, given the uncertain nature of the legislative process, the Company is unable to determine the impact such reform would have on its operations, if enacted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments. Our cash equivalent short-term investments consist primarily of overnight investments and money market funds, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.
We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment.

ITEM 4.	CONTROLS AND PROCEDURES.
In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
The following table provides information about purchases by Administaff during the three months ended September 30, 2009, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that may
	Total Number		Part of Publicly	yet be Purchased
	of Shares	Average Price	Announced	under
Period	Purchased(1)(2)	Paid per Share	Program(2)	the Program (2)
07/01/2009 – 07/31/2009	—	$—	12,088,868	411,132
08/01/2009 – 08/31/2009	—	—	12,088,868	411,132
09/01/2009 – 09/30/2009	1,298	27.15	12,088,868	411,132
Total	1,298	$27.15	12,088,868	411,132

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date. These shares are not subject to the repurchase program described below.

(2)	Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 12,500,000 shares of Administaff common stock, of which 12,088,868 shares had been repurchased as of September 30, 2009. No shares were repurchased under the repurchase program during the three months ended September 30, 2009. Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.	EXHIBITS
(a) List of exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 2, 2009	By:	/s/ Douglas S. Sharp

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