Form 10-K
period 2009-12-31
ADMINISTAFF INC \DE\
filed 2010-02-11
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.
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
Securities Registered Pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 8, 2010, 25,573,638 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2009 closing price of the common stock as reported by the New York Stock Exchange) was approximately $511 million.
DOCUMENTS INCORPORATED BY REFERENCE
Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held April 19, 2010, which the registrant intends to file within 120 days of the end of the fiscal year.

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
ITEM 1. BUSINESS.
General
Administaff is a professional employer organization (“PEO”) that provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets. We were organized as a corporation in 1986 and have provided PEO services since inception. We also perform employee screening services and recordkeeping services for defined contribution plans, and offer human resource products, services and information via small business software applications and online Web sites.
Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986 and the Company’s Web site address is http://www.administaff.com. Our stock is traded on the New York Stock Exchange under the symbol “ASF.” Periodic Securities and Exchange Commission (“SEC”) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Web site free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.
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
As of December 31, 2009, we had 50 sales offices in 23 markets. Our long-term strategy is to operate approximately 90 sales offices located in 40 strategically selected markets.
Our national expansion strategy also includes regionalized data processing for payroll and benefits transactions and localized face-to-face human resource services. As of December 31, 2009, we had four regional service centers, and had human resource and client service personnel located in a majority of our 23 sales markets, which serviced an average of 107,025 worksite employees per month in the fourth quarter of 2009.
PEO Industry
The PEO industry began to evolve in the early 1980s largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment. While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. In a PEO arrangement, the PEO assumes certain aspects of the employer/employee relationship as defined in the contract between the PEO and its client. Because PEOs provide employer-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits and devote more attention to human resources management than a client can individually.
We believe the key factors driving demand for PEO services include:
•	the focus on growth and productivity of the small and medium-sized business community in the United States, utilizing outsourcing to concentrate on core competencies;

•	the need to provide competitive healthcare and related benefits to attract and retain employees;

•	the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation; and

•	complex regulation of employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives.
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
The Personnel Management System is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:
•	Internal Revenue Code (the “Code”);

•	Federal Income Contribution Act (FICA);

•	Federal Unemployment Tax Act (FUTA);

•	Fair Labor Standards Act (FLSA)*;

•	Employee Retirement Income Security Act, as amended (ERISA);

•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)*;

•	Immigration Reform and Control Act (IRCA);

•	Title VII (Civil Rights Act of 1964)*;

•	Americans with Disabilities Act (ADA)*;

•	Age Discrimination in Employment Act (ADEA)*;

•	The Family and Medical Leave Act (FMLA)*;

•	Health Insurance Portability and Accountability Act (HIPAA);

•	Drug-Free Workplace Act*;

•	Occupational Safety and Health Act (OSHA)*;

•	Worker Adjustment and Retraining Notification Act (WARN);

•	Uniformed Services Employment and Reemployment Rights Act (USERRA);

•	State unemployment and employment security laws; and

•	State workers’ compensation laws.

*	And similar state laws
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
All of the following services are included in the Personnel Management System and are available to all clients:
Administrative Functions. Administrative functions encompass a wide variety of processing and record keeping tasks, mostly related to payroll administration and government compliance. Specific examples include:
•	payroll processing;

•	payroll tax deposits;

•	quarterly payroll tax reporting;

•	employee file maintenance;

•	unemployment claims processing; and

•	workers’ compensation claims reporting.
Benefit Plans Administration. We maintain several benefit plans including the following:
•	a group health plan;

•	a health care flexible spending account plan;

•	an educational assistance plan;

•	an adoption assistance plan;

•	group term life insurance;

•	group universal life insurance coverage;

•	accidental death and dismemberment insurance;

•	short-term and long-term disability insurance;

•	a 401(k) retirement plan; and

•	a cafeteria plan.
The group health plan includes medical, dental, vision and prescription drug coverage, as well as a worklife program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of such benefits to worksite employees. COBRA coverage is extended to eligible terminated worksite and corporate employees and other eligible individuals, in accordance with applicable law. We believe this variety and quality of benefit plans are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.
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
MarketPlaceSM. Through our many alliances with best-of-class providers, Administaff’s MarketPlace is an eCommerce portal that brings a wide range of product and service offerings to our clients, worksite employees and their families. MarketPlace also features the Business Network, where our clients can offer their products and services as well.
HR Software Products. In 2005, we acquired HRTools.com, an online Web site for human resources products, services and information. The acquisition also included small business software applications related to job descriptions, performance reviews, and personnel policies and procedures. The applications are sold primarily to small business customers through online subscription arrangements, packaged software ordered online, or through various reseller arrangements. We are currently redeveloping the technological platform to a “software as a service” delivery model.
Employment Screening Services. In 2008, we acquired the operations of USDatalink, Ltd., an employment screening services company. The acquisition allows us to leverage our HR service capabilities to our PEO customers, through operating synergies. USDatalink offers a customized approach to background-check reporting for companies that outsource this portion of their employment-screening process. Services include criminal records checks; verifying employment history or education; conducting driving record, civil record and credit history checks; and confirming extraordinary credentials.
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
Administaff
•	Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment);

•	Workers’ compensation compliance, procurement, management and reporting;

•	Compliance with COBRA, HIPAA and ERISA (for each employee benefit plan sponsored solely by Administaff), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary; and

•	Employee benefits administration of plans sponsored solely by Administaff.
Client
•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity based compensation;

•	Assignment to, and ownership of, all client intellectual property rights;

•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;

•	Professional licensing requirements, fidelity bonding and professional liability insurance;

•	Products produced and/or services provided; and

•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans.
Joint
•	Implementation of policies and practices relating to the employee/employer relationship; and

•	Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act, and immigration laws and regulations.
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
Customers
Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resource practices. We refer to customers with 150 to 2,000 employees as mid-market customers. These customers, which represented approximately 12% of the total customer base as of December 2009, are marketed to and serviced by dedicated sales and service personnel. We have set a long-term goal to serve approximately 10% of the overall small- and medium-sized business community. We serve clients and worksite employees located throughout the United States. By region, our revenue change compared to 2008 and revenue distribution for the year ended December 31, 2009 was as follows:

	Revenue Change	% of Total Revenues
Northeast	1.8%	22.5%
Southeast	(0.1)%	11.1%
Central	(0.2)%	15.2%
Southwest	(8.9)%	31.6%
West	(6.9)%	19.6%
As part of our client selection strategy, we generally do not offer our services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, attempting to minimize our exposure to certain industries we believe present a higher employer risk such as employee injury, high turnover or litigation. All prospective clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resource practices.
Our client base is broadly distributed throughout a wide variety of industries including:
•	Computer and information services — 21%;

•	Management, administration and consulting services — 17%;

•	Finance, insurance and real estate — 14%;

•	Manufacturing — 8%;

•	Engineering, accounting and legal services — 7%;

•	Medical services — 7%;

•	Wholesale trade — 7%;

•	Construction — 5%;

•	Retail trade — 5%; and

•	Other — 9%.
This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2009 and 2008, our retention rate was approximately 76% and 79%, respectively. Administaff’s client retention record over the last five years reflects that approximately 76% of our clients remain for more than one year, and that the retention rate improves for clients who remain with us for longer periods, up to approximately 80% for clients in their fifth year with Administaff. The average annual retention rate over the last five years was approximately 79%. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.

Marketing and Sales
As of December 31, 2009, we had 50 sales offices located in 23 markets. Our long-term goal is to operate 90 sales offices in 40 strategically selected markets. Our sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Administaff’s markets and their respective year of entry are as follows:

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
Competition
Administaff provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2006 through 2008 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Administaff on a per worksite employee per month basis. During the three-year period from 2006 through 2008, our staff support ratio averaged 46% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 126% and 165%, respectively.
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

Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition to be the traditional in-house provision of human resource services. The PEO industry is highly fragmented, and we believe Administaff is one of the largest PEOs in the United States. Our largest national competitors include TriNet and PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc. In addition, we compete to some extent with: i) fee-for-service providers such as payroll processors and human resource consultants; ii) independent business outsourcing companies; and iii) large regional PEOs in certain areas of the country. As Administaff and other large PEOs expand nationally, we expect that competition may intensify.
Vendor Relationships
Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and member insurance companies of ACE American Insurance Company (“ACE”) to be the most significant elements of our employee benefits package. These contracts would be the most difficult to replace.
We provide group health insurance coverage to our worksite employees through a national network of carriers including United, Kaiser Permanente, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 91% of our health insurance coverage and expires on December 31, 2010, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefits Costs” on page 25.
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
Central to the system are transaction processing capabilities that allow us to process a high volume of payroll, invoice, and bid transactions that meet the specific needs of our clients and prospects. We administer our employee benefits through a proprietary application designed to process employee eligibility and enrollments, manage carrier relationships, and maintain a variety of plan offerings. Our retirement services operations are conducted utilizing an industry leading retirement plan administration application in a third-party hosted environment. We utilize commercially available software for other business functions such as finance and accounting, contract and litigation management, sales force activity management and customer relationship management.

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
Industry Regulation
Administaff’s operations are affected by numerous federal and state laws relating to tax, insurance and employment matters. By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 34 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation.
Certain federal and state statutes and regulations use the terms “employee leasing” or “staff leasing” to describe the arrangement among a PEO and its clients and worksite employees. The terms “employee leasing,” “staff leasing” and “professional employer arrangements” are generally synonymous in such contexts and describe the arrangements we enter into with our clients and worksite employees.
As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our worksite employees. These plans include:
•	a 401(k) retirement plan;

•	a cafeteria plan under Code Section 125;

•	a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as a worklife program;

•	a welfare benefits plan, which includes life, disability and accidental death and dismemberment coverage;

•	a health care flexible spending account plan;

•	an educational assistance plan; and

•	an adoption assistance plan.

Generally, employee benefit plans are subject to provisions of the Code, ERISA, and COBRA.
Employer Status. In order to qualify for favorable tax treatment under the Code, employee benefit plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work. Among the factors that appear to have been considered more important by the IRS are:
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
State Unemployment Taxes
We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on Administaff’s prior years’ compensation experience in each state. Certain rates are determined, in part, by each client’s own compensation experience. In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax funds. Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later. Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.
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

Corporate Office Employees
We had approximately 1,950 corporate office and sales employees as of December 31, 2009. We believe our relations with our corporate office and sales employees are good. None of our corporate office and sales employees is covered by a collective bargaining agreement.
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
Corporate Facilities
Our corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility. This 28-acre company-owned office campus includes approximately nine acres of undeveloped land for future expansion. All development and support operations are located in the Kingwood facility, along with our record retention center and primary data processing center. Our information technology disaster recovery processing center is located in a leased facility in Bryan, Texas.
In 2008 we acquired a one-third acre parcel of land to construct a conference facility in Georgia and completed the construction of the 7,000 square foot facility in 2009.
Service Centers
We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.
The Atlanta service center, which currently services approximately 33% of our worksite employee base, is located in a 40,000 square foot facility under lease until 2014.
The Dallas service center, which currently services approximately 20% of our worksite employee base, is located in a 47,500 square foot facility, which is under lease until 2016.
The Houston service center, which currently services approximately 25% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2014. In addition to the service center operations, the facility also contains corporate support operations.
The Los Angeles service center, which currently services approximately 22% of our worksite employee base, is located in a 45,000 square foot facility under lease until 2012.
Sales Offices
As of December 31, 2009, we had sales and service personnel in 36 facilities located in 23 sales markets throughout the United States. All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel. As of December 31, 2009, we had 50 sales offices in these 23 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2009.

ITEM S-K 401 (b). EXECUTIVE OFFICERS OF THE REGISTRANT.
The following table sets forth the names, ages (as of February 8, 2010) and positions of the Company’s executive officers:

Name	Age	Position
Paul J. Sarvadi	53	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	61	President
A. Steve Arizpe	52	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	56	Executive Vice President of Sales and Marketing
Douglas S. Sharp	48	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	43	Senior Vice President of Legal, General Counsel and Secretary
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Price Range of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “ASF.” As of February 8, 2010, there were 367 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

			Dividends
	High	Low	per Share

2009

First Quarter	$24.44	$18.04	$0.13
Second Quarter	30.63	20.18	0.13
Third Quarter	28.07	20.95	0.13
Fourth Quarter	27.30	21.90	0.13

2008

First Quarter	$31.60	$22.82	$0.11
Second Quarter	31.60	23.55	0.11
Third Quarter	30.00	24.75	0.13
Fourth Quarter	27.16	13.36	0.13
Dividend Policy
During 2009 and 2008, the Company paid dividends of $13.3 million and $12.4 million, respectively. The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of Administaff common stock during the three months ended December 31, 2009:

				Maximum Number
			Total Number of	of Shares that May
	Total Number		Shares Purchased as	Yet be Purchased
	of Shares	Average Price	Part of Publicly	Under the
Period	Purchased(1)	Paid per Share	Announced Program(2)	Program(2)
10/01/2009 - 10/31/2009	—	$—	12,088,868	411,132
11/01/2009 - 11/30/2009	—	—	12,088,868	411,132
12/01/2009 - 12/31/2009	—	—	12,088,868	411,132
Total	—	$—	12,088,868	411,132

(1)	Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 12,500,000 shares of Administaff common stock, of which 12,088,868 shares had been repurchased as of December 31, 2009. We did not repurchase any shares of common stock during the three months ended December 31, 2009.

(2)	Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2004 with the Standard & Poor’s Small Cap 600 Index, the Standard & Poor’s 1500 Composite Human Resources and Employment Services Index and a peer group index composed of other companies with similar business models (Peer Group.) The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2004.

	12/04	12/05	12/06	12/07	12/08	12/09

Administaff, Inc.	100.00	337.48	346.29	231.90	181.63	202.29
S&P Smallcap 600	100.00	107.68	123.96	123.59	85.19	106.97
Peer Group	100.00	107.92	116.42	115.99	99.00	114.56
S&P 1500 Composite Human Resources and Employment Services	100.00	116.25	138.57	105.44	68.11	93.50
The peer group is comprised of the following companies: Automatic Data Processing and Paychex, Inc. Gevity HR was acquired in 2009 and removed from the peer group. The total return for each member of this peer group has been weighted to each member’s stock market capitalization.

ITEM 6. SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 23.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$1,653,096	$1,724,434	$1,569,977	$1,389,464	$1,169,612
Gross profit	287,967	343,739	305,922	282,729	235,756
Operating income	27,033	64,982	62,214	61,565	43,767
Net income	16,574	45,780	47,492	46,506	29,983
Diluted net income per share	$0.66	$1.79	$1.74	$1.64	$1.12

Balance Sheet Data:
Working capital	$127,627	$98,414	$97,180	$128,401	$93,235
Total assets	576,470	616,840	560,651	561,515	495,439
Total debt/capital lease obligations	—	537	1,166	1,749	34,890
Total stockholders’ equity	223,160	208,479	198,675	228,445	182,429
Cash dividends per share	$0.52	$0.48	$0.44	$0.36	$0.28

Statistical Data:
Average number of worksite employees paid per month during period	108,736	116,957	110,291	100,675	88,780
Revenues per worksite employee per month(2)	$1,267	$1,229	$1,186	$1,150	$1,098
Gross profit per worksite employee per month	$221	$245	$231	$234	$221
Operating income per worksite employee per month	$21	$46	$47	$51	$41

(1)	Gross billings of $9.856 billion, $10.372 billion, $9.437 billion, $8.055 billion and $6.633 billion, less worksite employee payroll cost of $8.203 billion, $8.648 billion, $7.867 billion, $6.666 billion and $5.463 billion, respectively.

(2)	Gross billings of $7,553, $7,391, $7,130, $6,667 and $6,226 per worksite employee per month, less payroll cost of $6,286, $6,162, $5,944, $5,517 and $5,128 per worksite employee per month, respectively.

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
The decline in the U.S. economic activity and associated reductions in employment levels have impacted our customer base and target markets. Our average number of worksite employees paid in 2009 decreased 7.0% compared to 2008 to 108,736. We ended 2009 averaging 107,025 paid worksite employees in the fourth quarter, which represents a 9.9% decrease compared to the fourth quarter of 2008. We expect the number of paid worksite employees to decline to a range of 102,500 to 103,000 in the first quarter of 2010.
Our 2009 average gross profit per worksite employee per month was $221, a $24 decrease compared to 2008. Lower gross profit per worksite employee in 2009 compared to 2008 was primarily the result of a 6.3% direct cost increase, which was partially offset by a 3.1% pricing increase. The direct cost increase was due primarily to higher than expected medical costs. The cost of group health insurance and related employee benefits increased $53 per worksite employee per month, or 8.6% on a per covered employee basis compared to 2008, due to increased utilization by active participants as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) legislation. Please read “Factors That May Affect Future Results and the Market Price of Common Stock” on page 38 for a discussion of ARRA.
Operating expenses decreased by 6.4% in 2009 to $260.9 million. Operating expenses decreased due to cost savings initiatives implemented throughout the Company. On a per worksite employee per month basis, operating expenses increased from $199 in 2008 to $200 in 2009.
Our net income in 2009 was $16.6 million, a $29.2 million decrease compared to 2008. This decrease included a $5.4 million decline in interest income as a result of lower interest rates.
We ended 2009 with working capital of $127.6 million. During 2009, we paid $13.3 million in dividends.

While the decline in the U.S. economic activity and the associated reductions in employment levels have significantly impacted us in 2009, we are taking corrective actions to offset the impact of these developments in 2010. We are currently implementing a business plan which includes, but is not limited to, an increase in our comprehensive service fee in an attempt to recover the anticipated on-going costs of COBRA and reduce operating expenses, including a reduction of our corporate employees by approximately 5%.
Revenues
We account for our revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition. Our gross billings to clients include the payroll cost of each worksite employee at the client location and a markup computed as a percentage of each worksite employee’s payroll cost. We invoice the gross billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.
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
Income Taxes
Administaff’s provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes and non-deductible expenses. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, stock-based compensation and depreciation. Changes in these items are reflected in our financial statements through a deferred income tax provision.
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
We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•	Benefits costs — We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts.

The health insurance contract with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2009, Plan Costs were less than the premiums paid and owed to United by $16.7 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $7.7 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet. The premiums and taxes owed to United at December 31, 2009, were $3.4 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.

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

The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $733.6 million in 2009:

	Change in	Change in
Change in	Benefits Costs	Net Income
Completion Rate	(in thousands)	(in thousands)

(2.5)%	$(12,310)	$7,140
(1.0)%	(4,924)	2,856
1.0%	4,924	(2,856)
2.5%	12,310	(7,140)
•	Workers’ compensation costs — Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with ACE Group of Companies (“ACE”). Under our arrangement with ACE (the “ACE Program”), we bear the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Prior to our current relationship with ACE, our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”). The AIG Program coverage and structure was consistent with the ACE Program.
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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the years ended December 31, 2009 and 2008, Administaff reduced accrued workers’ compensation costs by $5.7 million and $9.8 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2009 and 2008 was 1.8% and 2.6%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $47.6 million in 2009:

	Change in Workers’	Change in
Change in Loss	Compensation Costs	Net Income
Development Rate	(in thousands)	(in thousands)

(5.0)%	$(1,850)	$1,091
(2.5)%	(925)	546
2.5%	925	(546)
5.0%	1,850	(1,091)
At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. As of December 31, 2009, we had restricted cash of $36.4 million and deposits of $55.7 million. We have estimated and accrued $88.5 million in incurred workers’ compensation claim costs as of December 31, 2009. Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.
•	Contingent liabilities — We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with ASC 450-10, Contingencies. U.S. generally accepted accounting principles (“GAAP”) requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As issues develop, we evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.
•	Deferred taxes — We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made.

•	Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees;

•	the large volume and dollar amount of transactions we process; and

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based.
To mitigate this risk, we have established very tight credit policies. We generally require our clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, we maintain the right to terminate the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee. As a result of these efforts, losses related to customer nonpayment have historically been low as a percentage of revenues. However, if our clients’ financial conditions were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.
•	Property and equipment — Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs. These costs are depreciated or amortized over the estimated useful lives of the assets. If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination. In addition, we periodically evaluate these costs for impairment. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.
•	Goodwill and other intangibles — Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
New Accounting Pronouncements
In September 2006, Financial Accounting Standards Board (“FASB”) ASC 820 (formerly SFAS 157), Fair Value Measurements, was issued. ASC 820 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. ASC 820, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. Our effective date was initially January 1, 2008. However, the FASB delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, we adopted ASC 820 for our financial assets and liabilities on January 1, 2008 and adopted ASC 820 for our non-financial assets and liabilities on January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.
In December 2007, FASB ASC 805 (formerly SFAS 141R) Business Combinations, was issued. ASC 805 replaced and updated previous business combination standards. Under the new standard, the acquirer of a business is required to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. The standard also requires transactions costs related to the business combination to be expensed as incurred. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Our effective date was January 1, 2009. We have not yet determined the impact of ASC 805, if any, on our Consolidated Financial Statements; because the impact is fact-specific and will not be invoked until we acquire a business after the effective date.

In June 2008, the FASB issued ASC 260 (formerly FASB Staff Position EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. Our effective date for ASC 260 was January 1, 2009. The adoption of ASC 260 did not have a material impact on our Consolidated Financial Statements.
In May 2009, FASB ASC 855 (formerly SFAS 165), Subsequent Events, was issued. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009; we adopted ASC 855 for the quarter ended June 30, 2009. We evaluated subsequent events through the time we filed our Form 10-K with the Securities and Exchange Commission on February 11, 2010. The adoption did not have a material impact on our Consolidated Financial Statements.
In June 2009, FASB ASC 105 (formerly SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, was issued. ASC 105 is the single official source of authoritative U.S. GAAP, superseding all other accounting literature except that issued by the Securities and Exchange Commission. As of July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 for the quarter ended September 30, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.
The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2009 and 2008.

	Year ended December 31,
	2009	2008%	Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $9.856 billion and $10.372 billion, less worksite employee payroll cost of $8.203 billion and $8.648 billion, respectively	$1,653,096	$1,724,434	(4.1)%
Gross profit	287,967	343,739	(16.2)%
Operating expenses	260,934	278,757	(6.4)%
Operating income	27,033	64,982	(58.4)%
Other income	1,616	7,035	(77.0)%
Net income	16,574	45,780	(63.8)%
Diluted net income per share of common stock	0.66	1.79	(63.1)%

Statistical Data:
Average number of worksite employees paid per month	108,736	116,957	(7.0)%
Revenues per worksite employee per month(1)	$1,267	$1,229	3.1%
Gross profit per worksite employee per month	221	245	(9.8)%
Operating expenses per worksite employee per month	200	199	0.5%
Operating income per worksite employee per month	21	46	(54.3)%
Net income per worksite employee per month	13	33	(60.6)%

(1)	Gross billings of $7,553 and $7,391 per worksite employee per month less payroll cost of $6,286 and $6,162 per worksite employee per month, respectively.
Revenues
Our revenues, which represent gross billings net of worksite employee payroll cost, decreased 4.1% compared to 2008, due to a 7.0% decrease in the average number of worksite employees paid per month, offset in part by a 3.1%, or $38, increase in revenues per worksite employee per month. The 3.1% increase in revenues per worksite employee per month was due primarily to increases in the benefits and payroll tax pricing related to our direct costs.
By region, our revenue change from 2008 and revenue distribution for years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,				Year ended December 31,
	2009	2008%	Change		2009	2008
	(in thousands)				( % of total revenue)

Northeast	$369,761	$363,268	1.8%		22.5%	21.2%
Southeast	182,888	183,091	(0.1)%		11.1%	10.7%
Central	248,544	249,145	(0.2)%		15.2%	14.6%
Southwest	518,828	569,655	(8.9	)% (a)	31.6%	33.3%
West	321,935	345,736	(6.9	)% (a)	19.6%	20.2%

	1,641,956	1,710,895	(4.0)%		100.0%	100.0%
Other revenue	11,140	13,539	(17.7)%

Total revenue	$1,653,096	$1,724,434	(4.1)%

(a)	The decline in revenue in 2009 as compared to 2008 was primarily due to the loss of four mid-market clients in early 2009.

Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During 2009, our average number of worksite employees declined by 7.0%, as the net change in existing clients, new client sales and client retention declined as compared to 2008.
The decline in U.S. economic activity and associated reductions in employment levels in 2009 and the latter half of 2008 have impacted the Company’s customer base and target market. We expect the number of paid worksite employees to decline to a range of 102,500 to 103,000 in the first quarter of 2010.
Gross Profit
Gross profit decreased 16.2% to $288.0 million compared to 2008. The average gross profit per worksite employee decreased 9.8% to $221 per month in 2009 versus $245 in 2008. Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.
While our revenues per worksite employee per month increased 3.1%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 6.3% to $1,046 per worksite employee per month in 2009 versus $984 in 2008. The primary direct cost components changed as follows:
•	Benefits costs — The cost of group health insurance and related employee benefits increased $53 per worksite employee per month, or 8.6% on a per covered employee basis compared to 2008. This increase was due to increased utilization by active participants, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the enactment of the ARRA. The net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees. In addition, the number of individuals electing COBRA coverage has increased from 3.8% of participants in the United Plan in the second quarter of 2008 to 7.2% in the fourth quarter of 2009. Please read “Factors That May Affect Future Results and the Market Price of Common Stock” on page 38 for a discussion of ARRA. The percentage of worksite employees covered under our health insurance plan was 74.8% in 2009 versus 73.5% in 2008. Please read “—Critical Accounting Policies and Estimates — Benefits Costs” on page 25 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs — Workers’ compensation costs decreased 4.4%, but increased $1 per worksite employee per month compared to 2008. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.64% in 2009 from 0.63% in 2008. During 2009, the Company recorded reductions in workers’ compensation costs of $5.7 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $9.8 million, or 0.13% of non-bonus payroll costs in 2008. The 2009 period costs include the impact of a 1.8% discount rate used to accrue workers’ compensation loss claims, compared to a 2.6% discount rate used in the 2008 period. Please read “—Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs — Payroll taxes decreased 4.9%, but increased $10 per worksite employee per month compared to 2008, due to a 2.0% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost increased from 6.94% in 2008 to 6.96% in 2009.

Operating Expenses
The following table presents certain information related to our operating expenses for the years ended December 31, 2009 and 2008.

	Year ended December 31,			Year ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$144,086	$153,538	(6.2)%	$110	$110	—
Stock-based compensation	10,064	9,970	0.9%	8	7	14.3%
General and administrative expenses	62,381	69,348	(10.0)%	48	49	(2.0)%
Commissions	11,800	12,665	(6.8)%	9	9	—
Advertising	16,011	17,666	(9.4)%	12	13	(7.7)%
Depreciation and amortization	16,592	15,570	6.6%	13	11	18.2%

Total operating expenses	$260,934	$278,757	(6.4)%	$200	$199	0.5%

Operating expenses decreased 6.4% to $260.9 million. Operating expenses per worksite employee per month increased to $200 in 2009 versus $199 in 2008. The components of operating expenses changed as follows:
•	Salaries, wages and payroll taxes of corporate and sales staff decreased 6.2%, and remained flat on a per worksite employee per month basis compared to 2008. During 2009, we initiated a number of operating expense savings measures, including the absence of merit salary increases and reductions in 401(k) match for corporate employees. In addition, incentive compensation expense was lower due to reduced operating results in 2009 as compared to 2008.
•	Stock-based compensation increased $94,000 over 2008. The stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors. Please read Note 1 to the Consolidated Financial Statements on page F-17 for additional information.
•	General and administrative expenses decreased 10.0%, or $1 per worksite employee per month, due to various cost-saving initiatives implemented in 2009, including reductions in travel, overnight postage, repairs and maintenance, training and printing.
•	Commissions expense decreased 6.8%, but remained flat on a per worksite employee per month basis compared to 2008.
•	Advertising costs decreased 9.4%, or $1 per worksite employee per month compared to 2008, due to cost-saving efforts in 2009 as well as lower advertising rates.
•	Depreciation and amortization expense increased 6.6%, or $2 per worksite employee per month compared to the 2008 period, due primarily to depreciation associated with investments in computer software in the latter half of 2008.
Other Income
Other income decreased to $1.6 million in 2009 compared to $7.0 million in 2008, due to the significant decline in interest rates.
Income Tax Expense
During 2009 we incurred federal and state income tax expense of $12.1 million on pre-tax income of $28.6 million. Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset slightly by tax-exempt interest income. Our effective income tax rate was 42.1% in the 2009 period compared to 36.4% in the 2008 period, due to increases in state income taxes and non-deductible items, and a decline in tax-exempt interest income.

Net Income
Net income for 2009 was $16.6 million, or $0.66 per diluted share, compared to $45.8 million, or $1.79 per diluted share in 2008. On a per worksite employee per month basis, net income was $13 in 2009 compared to $33 in 2008.
Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.
The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2008 and 2007.

	Year ended December 31,
	2008	2007	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $10.372 billion and $9.437 billion, less worksite employee payroll cost of $8.648 billion and $7.867 billion, respectively	$1,724,434	$1,569,977	9.8%
Gross profit	343,739	305,922	12.4%
Operating expenses	278,757	243,708	14.4%
Operating income	64,982	62,214	4.4%
Other income	7,035	11,225	(37.3)%
Net income	45,780	47,492	(3.6)%
Diluted net income per share of common stock	1.79	1.74	2.9%

Statistical Data:
Average number of worksite employees paid per month	116,957	110,291	6.0%
Revenues per worksite employee per month(1)	$1,229	$1,186	3.6%
Gross profit per worksite employee per month	245	231	6.1%
Operating expenses per worksite employee per month	199	184	8.2%
Operating income per worksite employee per month	46	47	(2.1)%
Net income per worksite employee per month	33	36	(8.3)%

(1)	Gross billings of $7,391 and $7,130 per worksite employee per month less payroll cost of $6,162 and $5,944 per worksite employee per month, respectively.
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

By region, our revenue change over 2007 and revenue distribution for years ended December 31, 2008 and 2007 were as follows:

	Year ended December 31,			Year ended December 31,
	2008	2007	% Change	2008	2007
	(in thousands)			(% of total revenues)

Northeast	$363,268	$311,468	16.6%	21.2%	20.0%
Southeast	183,091	166,115	10.2%	10.7%	10.7%
Central	249,145	220,728	12.9%	14.6%	14.2%
Southwest	569,655	533,893	6.7%	33.3%	34.2%
West	345,736	325,613	6.2%	20.2%	20.9%

	1,710,895	1,557,817	9.8%	100.0%	100.0%
Other revenue	13,539	12,160	11.3%

Total revenue	$1,724,434	$1,569,977	9.8%

Our unit growth rate is affected by three primary sources — new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first nine months of 2008, our unit growth rate over 2007 was 7.2%. During the fourth quarter of 2008, our growth rate slowed to 2.9% as the net change in existing clients and client retention declined as compared to the fourth quarter of 2007. The net result was a 6.0% increase in number of worksite employees paid in 2008 as compared to 2007.
The decline in U.S. economic activity and associated reductions in employment levels in the latter half of 2008 has impacted the Company’s small business customer base and target market. In January 2009, the Company’s number of paid worksite employees declined 4.4% from the fourth quarter of 2008 to 113,571, as the net employee reductions within the existing client base and number of client terminations exceeded new client sales.
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
While our revenues per worksite employee per month increased 3.6%, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 3.0% to $984 per worksite employee per month in 2008 versus $955 in 2007. The primary direct cost components changed as follows:
•	Benefits costs — The cost of group health insurance and related employee benefits increased $15 per worksite employee per month, or 2.5% on a per covered employee basis, compared to 2007. The 2008 benefits costs reflect the impact of costs saving associated with plan design changes implemented on January 1, 2008. The percentage of worksite employees covered under our health insurance plan was 73.5% in 2008 versus 73.2% in 2007. Please read “—Critical Accounting Policies and Estimates — Benefits Costs” on page 25 for a discussion of our accounting for health insurance costs.
•	Workers’ compensation costs — Workers’ compensation costs increased $8 per worksite employee per month compared to 2007. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.63% in 2008 from 0.51% in 2007. During 2008, the Company recorded reductions in workers’ compensation costs of $9.8 million, or 0.13% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $19.6 million, or 0.28% of non-bonus payroll costs in 2007. Please read “—Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 26 for a discussion of our accounting for workers’ compensation costs.
•	Payroll tax costs — Payroll taxes increased $8 per worksite employee per month compared to 2007, due to a 3.7% increase in average payroll cost per worksite employee per month. Payroll taxes as a percentage of payroll cost decreased from 7.06% in 2007 to 6.94% in 2008, due to higher average payroll and lower state unemployment tax rates in 2008.

Operating Expenses
The following table presents certain information related to our operating expenses for the years ended December 31, 2008 and 2007.

	Year ended December 31,			Year ended December 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$153,538	$131,648	16.6%	$110	$99	11.1%
Stock-based compensation	9,970	7,513	32.7%	7	6	16.7%
General and administrative expenses	69,348	62,453	11.0%	49	47	4.3%
Commissions	12,665	11,795	7.4%	9	9	—
Advertising	17,666	14,143	24.9%	13	11	18.2%
Depreciation and amortization	15,570	16,156	(3.6)%	11	12	(8.3)%

Total operating expenses	$278,757	$243,708	14.4%	$199	$184	8.2%

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

	Year ended December 31,
	2009	2008	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$8,202,743	$8,647,774	(5.1)%
Less: bonus payroll cost	750,351	809,474	(7.3)%

Non-Bonus payroll cost	$7,452,392	$7,838,300	(4.9)%

Payroll cost per worksite employee (GAAP)	$6,286	$6,162	2.0%

Less: Bonus payroll cost per worksite employee	575	577	(0.3)%

Non-bonus payroll cost per worksite employee	$5,711	$5,585	2.3%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs. To meet short- term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $233.1 million in cash and cash equivalents and marketable securities at December 31, 2009, of which approximately $115.4 million was payable in early January 2010 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $13.1 million in customer prepayments that were payable in January 2010. At December 31, 2009, we had working capital of $127.6 million compared to $98.4 million at December 31, 2008. We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for 2010. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities
Our cash flows from operating activities in 2009 were $831,000. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•	Timing of client payments / payrolls — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2009, which ended on a Thursday, client prepayments were $13.1 million and accrued worksite employee payroll was $93.1 million. In the year ended December 31, 2008, which ended on a Wednesday, client prepayments were $49.3 million and accrued worksite employee payroll was $130.0 million.
•	Workers’ compensation plan funding — Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $43.4 million in 2009 and $45.4 million in 2008. However, our estimates of workers’ compensation loss costs were $33.3 million and $34.7 million in 2009 and 2008, respectively. During 2009 and 2008, we received $17.0 million and $19.8 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.
•	Medical plan funding — Our healthcare contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United Plan, premiums paid and owed to United have exceeded Plan Costs, resulting in a $16.7 million surplus, $7.7 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2009. The premiums and taxes owed to United at December 31, 2009, were $3.4 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.
•	Operating results — Our net income has a significant impact on our operating cash flows. Our net income decreased 63.8% to $16.6 million in 2009 from $45.8 million in 2008. Please read “Results of Operations — Year Ended December 31, 2009 Compared to Year Ended December 31, 2008” on page 30.
Cash Flows Used in Investing Activities
Our cash flows used in investing activities were $14.5 million during 2009. We invested $8.0 million in capital expenditures, including $5.4 million in computer hardware and software and $2.6 million in facility improvements. In addition, we invested $6.0 million in marketable securities.
Cash Flows Used in Financing Activities
Our cash flows used in financing activities were $11.4 million during 2009, primarily due to $13.3 million in dividends paid.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual obligations:
Non-cancelable operating leases	$53,687	$13,455	$22,160	$13,183	$4,889
Purchase obligations (1)	9,483	6,463	2,218	802	—
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	88,450	34,432	23,709	21,111	9,198

Total contractual cash obligations	$151,620	$54,350	$48,087	$35,096	$14,087

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read “Critical Accounting Policies and Estimates — Workers’ Compensation Costs,” on page 26.
Seasonality, Inflation and Quarterly Fluctuations
We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.
Factors That May Affect Future Results and the Market Price of Common Stock
Economic Conditions may Continue to Adversely Affect our Industry, Business and Results of Operations
During the past year, the United States economy has experienced negative economic conditions. The future economic environment may continue to be less favorable than previous years. In addition, disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on business loans. A prolonged economic downturn or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our clients. Recent economic conditions have had, and may continue to have, a corresponding negative impact on our operating results as some of our clients may suffer business failures, and others may react to worsening conditions by reducing their employee headcount, lowering their wage and bonus levels, lowering their spending on other human resources benefits and services or determining not to outsource those services to us. In addition, economic conditions may impair our ability to attract new clients. These circumstances have impacted our 2009 results. If they remain in effect for an extended period of time, there could be a material adverse effect on our future financial results.
The decline in U.S. economic activity and associated reductions in employment levels in 2009 and the latter half of 2008 has impacted the Company’s small business customer base and target market. We averaged 108,736 paid worksite employees per month in 2009, a 7.0% decline compared to 2008. We expect the number of paid worksite employees to decline to a range of 102,500 to 103,000 in the first quarter of 2010.
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
Health insurance premiums are in part determined by our claims experience and comprise a significant portion of our direct costs. We employ extensive risk management procedures in an attempt to control our claims incidence and structure our benefits contracts to provide as much cost stability as possible. However, if we experience a sudden and unexpected large increase in claim activity, our health insurance costs could increase. Claim activity levels are impacted by a number of factors, including, but not limited to, macro-economic changes, proposed and enacted regulatory changes and medical outbreaks. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefits Costs,” on page 25.
Health Care Reform Could Affect the Company’s Health Insurance Plan
President Obama has stated that health care reform is a top legislative priority and that one of his highest goals is to enact health care reform legislation. Congress is currently considering sweeping health care reform legislation, with various proposals pending in both the House and the Senate. Accordingly, there is ongoing debate and uncertainty concerning the details and timing of such reform, how it will be funded, and whether reform legislation will ultimately pass and become law. We do not believe that any of the current legislative proposals under consideration would expressly eliminate our ability to provide a health insurance plan as a co-employer of worksite employees. However, given the uncertain nature of the legislative process, we are unable to determine the impact such reform would have on our operations, if enacted.
Extension of COBRA Continuation Coverage Could Adversely Affect Total Health Care Plan Costs
The American Recovery and Reinvestment Act of 2009 (“ARRA”), as amended on December 19, 2009 by the Department of Defense Appropriations Act for Fiscal Year 2010, provides a 65% subsidy for COBRA continuation coverage premiums for up to fifteen months for employees who are involuntarily terminated during the period from September 1, 2008 through February 28, 2010. Under ARRA, Administaff pays the 65% subsidy and then is reimbursed by the federal government through a credit against payroll taxes. The remaining 35% is paid by individual participants electing COBRA. Plan Costs include the net difference between the premiums collected and the associated cost of any COBRA claims. Historically, the net cost of COBRA claims per enrollee has been approximately double the cost of a non-COBRA enrollee. The subsidy of COBRA premiums mandated by ARRA, coupled with the severe economic environment, has contributed to an increase in the number of individuals electing COBRA coverage, from 3.8% of participants in the United Plan in the second quarter of 2008 to 7.2% in the fourth quarter of 2009. The increased number of COBRA participants has resulted in an increase in claim activity levels, resulting in higher benefits costs incurred and decreased profitability in 2009. Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total Plan Costs in future periods as well. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our results of operations. The end date for the ARRA subsidy is currently May 2011; however, it has been extended once and may be extended again.

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
Workers’ compensation costs are a significant portion of our direct costs. If we were to experience a sudden and unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.
The current workers’ compensation coverage with ACE expires on September 30, 2010. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
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
Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates may be Limited
We record our state unemployment tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Should our claim experience increase, our unemployment tax rates could increase. In addition, some states have the ability under law to increase unemployment tax rates retroactively to cover deficiencies in the unemployment fund. Generally, our contractual agreements allow us to incorporate such increases into our service fees upon the effective date of the rate change. However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered. As a result, such increases could have a material adverse effect on our financial condition or results of operations.
Our Contracts may be Cancelled on Short Notice. Our Inability to Renew Client Contracts or Attract New Clients could Materially and Adversely Affect our Financial Conditions and Results of Operations
Our standard CSA can generally be cancelled by us or the client with 30 days notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 24% in 2009. There can be no assurance that the number of contract cancellations will continue at these levels or increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate.

Established Competitors and New Market Entrants may have Greater Resources that Give Them Competitive Advantage over Us
The PEO industry is highly fragmented. Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies and human resource consultants. Several of our competitors are TriNet and PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc. Such companies have substantially greater resources than Administaff. Accordingly, the PEO divisions of such large business services companies may be able to provide their PEO services at more competitive prices than we may be able to offer. Moreover, we expect that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.
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
Because we act as a co-employer, we may be subject to liability for violations of various employment and discrimination laws despite these contractual provisions, even if we do not participate in such violations. Although the CSA provides that the client is to indemnify us for any liability attributable to the client’s conduct, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities to the extent that such liabilities are not covered or insured against under our insurance policies. In addition, worksite employees may be deemed to be our agents, which may subject us to liability for the actions of such worksite employees.
Changes in Federal, State and Local Regulation or our Inability to Obtain Licenses under New Regulatory Frameworks could have a Material Adverse Effect on our Results of Operations or Financial Condition
As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these laws (such as ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees and client companies could have a material adverse effect on our results of operations or financial condition.
The United States Congress is currently considering various legislative proposals which are intended to stimulate job growth. Certain of those proposals provide for job creation tax credits to eligible businesses. There is uncertainty as to the details and timing of such legislation, which businesses could be eligible, how it will be funded, and whether it will pass and become law. In the event the proposed legislation is enacted, it is possible that the eligibility of clients of professional employer organizations to receive such tax credits may not be addressed or may be unclear. A lack of certainty over whether our clients and prospects remain eligible for such tax credits could have an adverse impact on our business. Given the uncertain nature of the legislative process, the Company is unable to determine the impact the proposed legislation would have on our operations, if enacted.

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
Geographic Market Concentration makes our Results of Operations Vulnerable to Economic Factors
Our Houston, Texas (including Houston), and California markets accounted for approximately 14%, 29% and 16%, respectively, of our worksite employees for the year ended December 31, 2009. Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas and California.
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
Forty-five states and the District of Columbia have enacted notification rules concerning privacy and data protection. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
The Failure of our Insurance Carriers could have a Material Adverse Effect on Us
Administaff contracts with various insurance carriers to provide certain insurance coverages as a part of our Personnel Management System, which includes health insurance, workers’ compensation insurance and employment practices liability insurance. In addition, Administaff obtains insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier providing such coverage could leave Administaff exposed to uninsured risk and could have a material adverse effect upon Administaff.
During the third quarter of 2008, it was publicly reported that American International Group, Inc. (“AIG Parent”) experienced significant financial difficulties, and the United States Federal Reserve (“Federal Reserve”) approved emergency financial assistance to AIG Parent. AIG Parent received additional financial assistance from the Federal Reserve in 2009. Selected member insurance companies of AIG Parent (the “Selected Member Carriers”) provide employment practices liability (“EPL”) insurance to Administaff and our clients, and also remain as the carriers for all workers’ compensation claim activity incurred between September 1, 2003 and September 30, 2007. As of December 31, 2009, AIG held funds of $27.3 million, which is included in restricted cash and deposits on the Company’s Consolidated Balance Sheet, to pay remaining claims under the AIG workers’ compensation program. Although AIG Parent has publicly stated that its Selected Member Carriers remain well-capitalized and financially secure, in the event that the Selected Member Carriers fail and are placed into receivership or a similar proceeding, the claim funds held by AIG would not necessarily be used to pay the Company’s remaining workers’ compensation claims. Instead, the claims could be paid by guaranty associations that have been established by most states, many of which could in turn attempt to return the liability for such claims to Administaff. Moreover, in the event of a failure of the carrier providing the EPL insurance, Administaff may be responsible for the payment of any such claims. Any such events could have a material adverse effect on Administaff’s financial condition and results of operations.
In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ending September 2003, Lumbermens Mutual Casualty Company, a unit of Kemper Insurance Companies (“Kemper”), made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.” A “run-off” is the professional management of an insurance company’s discontinued distressed or nonrenewed lines of insurance and associated liabilities outside of a judicial proceeding. In the event the run-off process is not successful and Kemper is forced into receivership or a similar proceeding, most states have established guaranty funds to pay remaining claims. However, the guaranty associations in some states, including Texas, have asserted that state law returns the liability for open claims under such policies to the insured, as we experienced when another former insurance carrier, Reliance Insurance Company (“Reliance”), was placed into liquidation in 2001. In that case, the Texas state guaranty association asserted that it was entitled to full reimbursement from us for workers’ compensation benefits paid by the association. Although we settled that dispute within the limits of insurance coverage we had secured to cover potential claims returned to us related to the Reliance policies, we have no similar insurance coverage for the Kemper claims. If one or more states were to assert that liability for open claims with Kemper should be returned to us, we may be required to make a payment to the state covering estimated claims attributable to us. Any such payment would reduce net income, which may have a material adverse effect on net income in the reported period.
For additional information about our workers’ compensation insurance, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Workers’ Compensation Costs” on page 26.
New and Higher State and Municipal Taxes could have a Material and Adverse Impact on our Financial Condition and Results of Operations
Many states and municipalities in which the Company operates have experienced economic slowdowns. This decline in economic activity has resulted in reductions of tax revenues and corresponding budget deficits. In response to the budget shortfalls, many states and municipalities have increased or enacted new taxes on businesses operating within their tax jurisdiction, including but not limited to, business activity taxes and income taxes. In addition, many states and municipalities have increased their audit activity in an effort to identify additional tax revenues. New tax assessments on the Company’s operations could result in increased costs. The Company’s ability to adjust its service fees and incorporate additional tax assessments into its billing system could be limited. As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.

Failure to Integrate and/or Realize the Expected Return on Acquisitions could have a Material and Adverse Impact on our Financial Condition and Results of Operations
Periodically, we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets. We may have difficulty integrating the operations into our business model in a timely or efficient manner, which could reduce or eliminate the expected synergies and return on investment. In addition, based on market conditions or changes in operating plans, the fair value of our investments could decline, requiring us to record an impairment charge for all or a portion of the investment. Failure to successfully integrate or the occurrence of impairment could have a material adverse effect on our financial condition or operating results.
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
We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to minimize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist of tax-exempt short and intermediate-term debt securities.
The following table presents information about our available-for-sale marketable securities as of December 31, 2009 (dollars in thousands):

	Principal	Coupon	Effective
	Maturities	Interest Rate	Yield

2010	$2,175	6.2%	0.4%
2011	2,500	5.9%	0.8%
2012	1,000	5.0%	1.5%
2013	—	—	—
2014	—	—	—
Thereafter	—	—	—

Total	$5,675	5.9%	0.8%

Fair Market Value	$6,037

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements” on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2009 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” and are incorporated herein by reference.
There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors — Nominees — Class III Directors (For Terms Expiring at the 2013 Annual Meeting),” “— Directors Remaining in Office,” and “— Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).
Code of Business Conduct and Ethics
Our Board of Directors adopted our Code of Business Conduct and Ethics (the “Code of Ethics”), which meets the requirements of Rule 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of Regulation S-K. You can access our Code of Ethics on the Corporate Governance page of our Web site at www.administaff.com. Changes in and waivers to the Code of Ethics for the Company’s directors, executive officers and certain senior financial officers will be posted on our Internet Web site within five business days and maintained for at least twelve months.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors — Director Compensation” and “—Executive Compensation” in the Administaff Proxy Statement.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 2: Ratification and Appointment of Independent Public Accountants — Fees of Ernst & Young LLP” and “—Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Administaff Proxy Statement.

PART IV
ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.
(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements (see page F-1) are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits
3.1		Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

3.2		Amended and Restated Bylaws of Administaff, Inc. dated November 13, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

3.3		Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock (included as Exhibit A to the Rights Agreement).

4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).

4.2		Rights Agreement dated as of November 13, 2007 between Administaff, Inc. and Mellon Investor Services, LLC, as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

4.3		Form of Rights Certificate (included as Exhibit B to the Rights Agreement).

10.1	†	Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.2	†	First Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.3	†	Second Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.4	†	Third Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.5	†	Fourth Amendment to the Administaff, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.6	†	Administaff, Inc. 2001 Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 18, 2009 (No. 1-13998)).

10.7	†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.8	†	Form of Incentive Stock Option Agreement (2001 Plan — 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.9	†	Form of Incentive Stock Option Agreement (2001 Plan — 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10	†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.11	†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.12	†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.13		Administaff, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).

10.14		First Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15		Second Amendment to Administaff, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16		Administaff, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17		First Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18		Second Amendment to Administaff, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19	†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).

10.20		Administaff, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).

10.21	(+)	Minimum Premium Financial Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22	(+)	Minimum Premium Administrative Services Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23	(+)	Amended and Restated Security Deposit Agreement by and between Administaff of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24	(+)	Amendment to Various Agreements between United Healthcare Insurance Company and Administaff of Texas, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.25		Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).

10.26	(+)	Letter Agreement dated April 21, 2007, between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.27	(+)	Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.28	(+)	Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Administaff of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

21.1	*	Subsidiaries of Administaff, Inc.

23.1	*	Consent of Independent Registered Public Accounting Firm.

24.1	*	Powers of Attorney.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K. (+) Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 11, 2010.

ADMINISTAFF, INC.
By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President, Finance Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Administaff, Inc. in the capacities indicated on February 11, 2010:

Signature	Title

/s/ Paul J. Sarvadi Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Richard G. Rawson Richard G. Rawson	President and Director

/s/ Douglas S. Sharp Douglas S. Sharp	Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial Officer)

* Michael W. Brown	Director

* Jack M. Fields, Jr.	Director

* Eli Jones	Director

* Paul S. Lattanzio	Director

* Gregory E. Petsch	Director

/s/ Austin P. Young Austin P. Young	Director

* By:	/s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
We have audited the accompanying Consolidated Balance Sheets of Administaff, Inc. as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Administaff, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 11, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009 based on criteria established by Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2009 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page F-4.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in the COSO Framework.

/s/Paul J. Sarvadi Paul J. Sarvadi	/s/Douglas S. Sharp Douglas S. Sharp
Chairman of the Board and Chief Executive Officer	Senior Vice President of Finance Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Administaff, Inc.
We have audited Administaff, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Administaff, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Administaff, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Administaff, Inc. as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2009 of Administaff, Inc. and our report dated February 11, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 11, 2010

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31,	December 31,
	2009	2008

Current assets:
Cash and cash equivalents	$227,085	$252,190
Restricted cash	36,436	36,466
Marketable securities	6,037	225
Accounts receivable, net:
Trade	2,899	4,908
Unbilled	106,601	116,173
Other	13,092	4,012
Prepaid insurance	14,484	28,911
Other current assets	6,317	6,735
Income taxes receivable	2,692	—
Deferred income taxes	2,578	—

Total current assets	418,221	449,620

Property and equipment:
Land	3,260	3,260
Buildings and improvements	64,692	63,016
Computer hardware and software	65,980	67,198
Software development costs	25,372	23,162
Furniture and fixtures	35,499	35,307
Aircraft	31,524	31,548

	226,327	223,491
Accumulated depreciation and amortization	(145,153)	(134,152)

Total property and equipment, net	81,174	89,339

Other assets:
Prepaid health insurance	9,000	9,000
Deposits — health insurance	2,785	2,585
Deposits — workers’ compensation	55,744	56,435
Goodwill and other intangible assets, net	8,487	8,595
Other assets	1,059	1,266

Total other assets	77,075	77,881

Total assets	$576,470	$616,840

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2009	2008

Current liabilities:
Accounts payable	$1,857	$3,007
Payroll taxes and other payroll deductions payable	127,597	123,666
Accrued worksite employee payroll cost	93,138	129,954
Accrued health insurance costs	6,374	14,715
Accrued workers’ compensation costs	37,049	38,028
Accrued corporate payroll and commissions	16,178	25,692
Other accrued liabilities	8,401	10,032
Income tax payable	—	4,157
Deferred income taxes	—	1,956

Total current liabilities	290,594	351,207

Noncurrent liabilities:
Accrued workers’ compensation costs	52,014	46,589
Deferred income taxes	10,702	10,565

Total noncurrent liabilities	62,716	57,154

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized — 20,000
Shares issued and outstanding — none	—	—
Common stock, par value $0.01 per share:
Shares authorized — 60,000
Shares issued — 30,839 at December 31, 2009 and 2008	309	309
Additional paid-in capital	138,551	139,415
Treasury stock, at cost — 5,226 and 4,622 shares at December 31, 2009 and 2008, respectively	(135,712)	(147,952)
Accumulated other comprehensive income, net of tax	3	—
Retained earnings	220,009	216,707

Total stockholders’ equity	223,160	208,479

Total liabilities and stockholders’ equity	$576,470	$616,840

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007

Revenues (gross billings of $9.856 billion, $10.372 billion and $9.437 billion, less worksite employee payroll cost of $8.203 billion, $8.648 billion and $7.867 billion, respectively)	$1,653,096	$1,724,434	$1,569,977

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,365,129	1,380,695	1,264,055

Gross profit	287,967	343,739	305,922

Operating expenses:
Salaries, wages and payroll taxes	144,086	153,538	131,648
Stock-based compensation	10,064	9,970	7,513
General and administrative expenses	62,381	69,348	62,453
Commissions	11,800	12,665	11,795
Advertising	16,011	17,666	14,143
Depreciation and amortization	16,592	15,570	16,156

	260,934	278,757	243,708

Operating income	27,033	64,982	62,214

Other income:
Interest income	1,616	7,035	11,225

Income before income tax expense	28,649	72,017	73,439

Income tax expense	12,075	26,237	25,947

Net income	$16,574	$45,780	$47,492

Basic net income per share of common stock	$0.67	$1.81	$1.78

Diluted net income per share of common stock	$0.66	$1.79	$1.74

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2006	30,839	$309	$135,942	$(55,405)	$(131)	$147,730	$228,445
Purchase of treasury stock, at cost	—	—	—	(80,521)	—	—	(80,521)
Exercise of stock options	—	—	(2,618)	6,554	—	—	3,936
Income tax benefit from stock-based compensation, net	—	—	2,936	—	—	—	2,936
Stock-based compensation expense	—	—	2,124	5,389	—	—	7,513
Other	—	—	256	383	—	—	639
Dividends paid	—	—	—	—	—	(11,901)	(11,901)
Change in unrealized loss on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(129)	—	(129)
Unrealized gain	—	—	—	—	265	—	265
Net income	—	—	—	—	—	47,492	47,492

Comprehensive income	—	—	—	—	—	—	47,628

Balance at December 31, 2007	30,839	$309	$138,640	$(123,600)	$5	$183,321	$198,675
Purchase of treasury stock, at cost	—	—	—	(38,082)	—	—	(38,082)
Exercise of stock options	—	—	(2,415)	5,606	—	—	3,191
Income tax benefit from stock-based compensation, net	—	—	821	—	—	—	821
Stock-based compensation expense	—	—	2,352	7,601	—	17	9,970
Other	—	—	17	523	—	—	540
Dividends paid	—	—	—	—	—	(12,411)	(12,411)
Change in unrealized loss on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	45,780	45,780

Comprehensive income	—	—	—	—	—	—	45,775

Balance at December 31, 2008	30,839	$309	$139,415	$(147,952)	$—	$216,707	$208,479

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

					Accumulated
	Common Stock		Additional		Other
	Issued		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2008	30,839	$309	$139,415	$(147,952)	$—	$216,707	$208,479
Purchase of treasury stock, at cost	—	—	—	(2,024)	—	—	(2,024)
Exercise of stock options	—	—	(1,873)	4,711	—	—	2,838
Income tax expense from stock-based compensation, net	—	—	(372)	—	—	—	(372)
Stock-based compensation expense	—	—	1,462	8,602	—	—	10,064
Other	—	—	(81)	951	—	—	870
Dividends paid	—	—	—	—	—	(13,272)	(13,272)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain:	—	—	—	—	3	—	3
Net income	—	—	—	—	—	16,574	16,574

Comprehensive income	—	—	—	—	—	—	16,577

Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$16,574	$45,780	$47,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,561	15,541	16,548
Stock-based compensation	10,064	9,970	7,513
Deferred income taxes	(4,397)	5,363	4,370
Changes in operating assets and liabilities:
Restricted cash	30	(1,148)	2,087
Accounts receivable	2,501	9,741	(12,111)
Prepaid insurance	14,427	(6,516)	657
Other current assets	418	(462)	(1,873)
Other assets	698	(4,722)	(4,120)
Accounts payable	(1,150)	(2,229)	1,434
Payroll taxes and other payroll deductions payable	3,931	9,737	(2,997)
Accrued worksite employee payroll expense	(36,816)	19,548	15,588
Accrued health insurance costs	(8,341)	(4,582)	4,081
Accrued workers’ compensation costs	4,446	8,351	(2,788)
Accrued corporate payroll, commissions and other accrued liabilities	(10,188)	6,249	(172)
Income taxes payable/receivable	(7,927)	7,169	(725)

Total adjustments	(15,743)	72,010	27,492

Net cash provided by operating activities	831	117,790	74,984

Cash flows from investing activities:
Marketable securities:
Purchases	(6,039)	—	(87,643)
Proceeds from maturities	225	3,895	86,877
Proceeds from dispositions	—	70,746	11,296
Cash received for note receivable	—	—	173
Acquisition of USDatalink	(720)	(3,780)	—
Property and equipment:
Purchases	(8,019)	(26,714)	(12,868)
Proceeds from dispositions	36	124	52

Net cash provided by (used in) investing activities	(14,517)	44,271	(2,113)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2009	2008	2007

Cash flows from financing activities:
Purchase of treasury stock	$(2,024)	$(38,082)	$(80,521)
Dividends paid	(13,272)	(12,411)	(11,901)
Proceeds from the exercise of stock options	2,838	3,191	3,936
Principal repayments on capital lease obligations	(537)	(629)	(583)
Income tax benefit from stock-based compensation	706	1,727	2,936
Other	870	540	639

Net cash used in financing activities	(11,419)	(45,664)	(85,494)

Net increase (decrease) in cash and cash equivalents	(25,105)	116,397	(12,623)
Cash and cash equivalents at beginning of year	252,190	135,793	148,416

Cash and cash equivalents at end of year	$227,085	$252,190	$135,793

Supplemental disclosures:
Cash paid for income taxes	$23,694	$11,978	$22,501
See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States. During 2009, 2008 and 2007, revenues from the Company’s Texas markets represented 29%, 31% and 32%, while California represented 15%, 16% and 17% of the Company’s total revenues, respectively.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue and Direct Cost Recognition
The Company accounts for its revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations. The Company’s revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.
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
Segment Reporting
The Company operates in one reportable segment under ASC 280, Segment Reporting.
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for marketable securities in accordance with ASC 320, Investments — Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date. At December 31, 2009 and 2008, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. The Company follows its investment managers’ methods of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities, which includes both the specific identification and average cost methods. Realized gains and losses are included in other income.
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
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30	years
Computer hardware and software	1-5	years
Software development costs	3	years
Furniture and fixtures	5-7	years
Aircraft	20	years
Software development costs relate primarily to software coding, system interfaces and testing of the Company’s proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.
The Company accounts for its HRTools.com software in accordance with ASC 985-20, Costs of Software to be Sold. This Topic establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased.
The Company periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of the Company’s long-lived assets might be impaired, the Company would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, the Company may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company is currently redeveloping the technological platform for the HRTools.com software products; as a result, the unamortized software costs were written down to the net realizable value, resulting in an impairment charge of $1.2 million in 2007, which is included in amortization expense in the Consolidated Statement of Operations.
Goodwill and Other Intangible Assets
The Company’s goodwill and intangible assets are subject to the provisions of ASC 350, Intangibles — Goodwill and Other. Accordingly, goodwill and other intangible assets are tested for impairment on an annual basis or when indicators of impairment exist, and written down when impaired. As of December 31, 2009 and 2008, no impairment write downs were necessary. Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Administaff’s purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.
The following table provides the gross carrying amount and accumulated depreciation as of December 31, 2009 and 2008, for each class of intangible assets and goodwill (in thousands):

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Trademarks	$1,613	$(394)	$1,613	$(233)
Customer relationships	2,190	(627)	2,190	(380)
Goodwill	5,705	—	5,405	—

Total goodwill and intangible assets	$9,508	$(1,021)	$9,208	$(613)

HRTools.com	$5,058	$(547)	$5,058	$(410)
USDatalink	4,450	(474)	4,150	(203)

	$9,508	$(1,021)	$9,208	$(613)

The Company’s amortization expense related to purchased intangible assets other than goodwill was $408,000 in 2009, $340,000 in 2008 and $137,000 in 2007, and is estimated to be $403,000 per year from 2010 through 2012 and $318,000 in 2013 and 2014.
Health Insurance Costs
The Company provides group health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Blue Shield of California, Hawaii Medical Service Association and Tufts, all of which provide fully insured policies or service contracts.
The policy with United provides the majority of the Company’s health insurance coverage. As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, Administaff records the costs of the United Plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in the Company’s Consolidated Balance Sheet. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums in its Consolidated Balance Sheet. The terms of the arrangement require Administaff to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2009, Plan Costs were less than the net premiums paid and owed to United by $16.7 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $7.7 million balance is included in prepaid insurance, a current asset, in the Company’s Consolidated Balance Sheet. The premiums and taxes owed to United at December 31, 2009, were $3.4 million, which is included in accrued health insurance costs, a current liability in the Company’s Consolidated Balance Sheet.
Workers’ Compensation Costs
Since October 1, 2007, the Company’s workers’ compensation coverage has been provided through an arrangement with ACE Group of Companies (“ACE”). Under the arrangement with ACE (the “ACE Program”), the Company bears the economic burden for the first $1 million layer of claims per occurrence. ACE bears the economic burden for all claims in excess of such first $1 million layer. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether Administaff satisfies its responsibilities. Prior to the current relationship with ACE, coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”). The AIG Program coverage and structure was consistent with the ACE Program.
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
The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates. During the year ended December 31, Administaff reduced accrued workers’ compensation costs by $5.7 million in 2009 and $9.8 million in 2008, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2009 and 2008 was 1.8% and 2.6%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the years ended December 31, 2009 and 2008 (in thousands):

	Year ended
	2009	2008

Beginning balance	$83,055	$74,433
Accrued claims	35,525	38,159
Present value discount	(2,203)	(3,466)
Paid claims	(27,927)	(26,071)

Ending balance	$88,450	$83,055

Current portion of accrued claims	$36,436	$36,466
Long-term portion of accrued claims	52,014	46,589

	$88,450	$83,055

As of December 31, the undiscounted accrued workers’ compensation costs were $103.8 million in 2009 and $98.5 million in 2008.
At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets. As of December 31, 2009, the Company had restricted cash of $36.4 million and deposits of $55.7 million.
The Company’s estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on the Company’s Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2009, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company-Sponsored 401(k) Plans
Under the Company’s 401(k) plan for corporate employees (the “Corporate Plan”), the Company matched 50% of eligible corporate employees’ contributions, up to 6% of the employee’s eligible compensation in 2009, and 100% of eligible corporate employees’ contributions, up to 6% of the employee’s eligible compensation in 2008 and 2007. Under the Company’s separate 401(k) plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company. Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested. During 2009, 2008 and 2007, the Company made matching contributions to the Corporate and Worksite Employee Plans of $47.7 million, $52.0 million and $44.0 million, respectively. Of these contributions, $45.1 million, $47.3 million and $39.8 million were made under the Worksite Employee Plan on behalf of worksite employees. The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.
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
Subsequent Events
The Company has evaluated subsequent events through the time these financial statements in the Form 10-K report were filed with the Securities and Exchange Commission on February 11, 2010.
New Accounting Pronouncements
In September 2006, Financial Accounting Standards Board (“FASB”) ASC 820 (formerly SFAS 157), Fair Value Measurements, was issued. ASC 820 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. ASC 820, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. Our effective date was initially January 1, 2008. However, the FASB delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. Accordingly, the Company adopted ASC 820 for its financial assets and liabilities on January 1, 2008 and adopted ASC 820 for its non-financial assets and liabilities on January 1, 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In December 2007, FASB ASC 805 (formerly SFAS 141R) Business Combinations, was issued. ASC 805 replaced and updated previous business combination standards. Under the new standard, the acquirer of a business is required to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. The standard also requires transactions costs related to the business combination to be expensed as incurred. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s effective date was January 1, 2009. The Company has not yet determined the impact of ASC 805, if any, on its Consolidated Financial Statements, because the impact is fact-specific and will not be invoked until the Company acquires a business after the effective date.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2008, the FASB issued ASC 260 (formerly FASB Staff Position EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260 concludes that unvested restricted share awards that pay nonforfeitable cash dividends are participating securities and are subject to the two-class method of computing earnings per share. The Company’s effective date for ASC 260 was January 1, 2009. The adoption of ASC 260 did not have a material impact on the Company’s Consolidated Financial Statements.
In May 2009, FASB ASC 855 (formerly SFAS 165), Subsequent Events, was issued. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009; the Company adopted ASC 855 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time the Form 10-K was filed with the Securities and Exchange Commission on February 11, 2010. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2009, FASB ASC 105 (formerly SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, was issued. ASC 105 is the single official source of authoritative U.S. GAAP, superseding all other accounting literature except that issued by the Securities and Exchange Commission. As of July 2009, only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new referencing system that is designed to be an easily accessible, user-friendly online research system. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 for the quarter ended September 30, 2009. The adoption did not have a material impact on the Company’s Consolidated Financial Statements.
2. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2009	2008
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$152,402	$181,594

Investment Holdings
Money market funds (cash equivalents)	93,517	85,127
Marketable securities	6,037	225

Total	$251,956	$266,946

The Company’s overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the overnight holdings balance as of December 31, 2009, are $115.4 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions; as well as $13.1 million in client prepayments. Please read “Cash Flows from Operating Activities — Timing of Client Payments/Payrolls,” on page 37 for additional information.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accounts for its financial assets in accordance with ASC 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:
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
The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	December 31,
	2009	Level 1	Level 2	Level 3

Money market funds	$245,919	$245,919	$—	$—
Municipal bonds	6,037	6,037	—	—

Total	$251,956	$251,956	$—	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2008	Level 1	Level 2	Level 3

Money market funds	$266,721	$266,721	$—	$—
Municipal bonds	225	225	—	—

Total	$266,946	$266,946	$—	$—

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2009 and 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)

December 31, 2009:

State and local government securities	$6,034	$4	$(1)	$6,037

	$6,034	$4	$(1)	$6,037

December 31, 2008:

State and local government securities	$225	$—	$—	$225

	$225	$—	$—	$225

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008 and 2007, the Company’s realized gains and losses recognized on sales of available-for-sales marketable securities, using specific identification, are as follows:

Net Realized
	Realized Gains	Realized Losses	Gains (Losses)
(in thousands)

2009	$—	$—	$—
2008	—	—	—
2007	1	(407)	(406)
As of December 31, 2009, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)

Less than one year	$2,230	$2,230
One to five years	3,804	3,807
Six to ten years	—	—
Greater than ten years	—	—

Total	$6,034	$6,037

3. Accounts Receivable
The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables. The Company’s trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.3 million and $977,000 as of December 31, 2009 and 2008, respectively. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. The Company generally requires clients pay invoices for service fees no later than one day prior to the applicable payroll date. As such, the Company generally does not require collateral. Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts. As of December 31, 2009 and 2008, unbilled accounts receivable consisted of the following:

	2009	2008
	(in thousands)

Accrued worksite employee payroll cost	$93,138	$129,954
Unbilled revenues	26,537	35,551
Customer prepayments	(13,074)	(49,332)

Unbilled accounts receivable	$106,601	$116,173

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Deposits
The contractual arrangement with United for health insurance coverage requires Administaff to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please see Note 1 for a discussion of our accounting policies for health insurance costs.
As of December 31, 2009, the Company had $55.7 million of workers’ compensation long-term deposits. Please see Note 1 for a discussion of our accounting policies for workers’ compensation costs.
5. Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(6,021)	$(10,968)
Depreciation	(7,842)	(8,160)
Software development costs	(1,270)	(706)
Other	(406)	(142)

Total deferred tax liabilities	(15,539)	(19,976)

Deferred tax assets:
Workers’ compensation accruals	2,648	2,778
Long-term capital loss carry-forward	184	184
State unemployment tax accruals	—	164
Accrued rent	1,343	1,340
Stock-based compensation	2,931	2,807
Uncollectible accounts receivable	493	366

Total deferred tax assets	7,599	7,639
Valuation allowance	(184)	(184)

Total net deferred tax assets	7,415	7,455

Net deferred tax liabilities	$(8,124)	$(12,521)

Net current deferred tax assets (liabilities)	$2,578	$(1,956)
Net noncurrent deferred tax liabilities	(10,702)	(10,565)

	$(8,124)	$(12,521)

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of income tax expense are as follows:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Current income tax expense:
Federal	$14,478	$19,171	$20,328
State	1,994	1,703	1,248

Total current income tax expense	16,472	20,874	21,576
Deferred income tax (benefit) expense:
Federal	(4,162)	5,111	4,091
State	(235)	252	280

Total deferred income tax (benefit) expense	(4,397)	5,363	4,371

Total income tax expense	$12,075	$26,237	$25,947

As a result of nonqualified stock option exercises, disqualifying dispositions of certain employee incentive stock options and vesting of restricted stock awards, the Company had net income tax expense of $372,000 in 2009, and net income tax benefits of $821,000 and $2.9 million in 2008 and 2007, respectively. The income tax benefit or expense was reported as a component of additional paid-in capital.
The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2009	2008	2007
	(in thousands)

Expected income tax expense at 35%	$10,027	$25,206	$25,704
State income taxes, net of federal benefit	1,053	1,372	1,152
Nondeductible expenses	1,093	906	754
Tax-exempt interest income	(103)	(1,098)	(1,814)
Valuation allowance against long-term capital loss carry-forward	—	—	142
Other, net	5	(149)	9

Reported total income tax expense	$12,075	$26,237	$25,947

The Company has capital loss carryforwards totaling approximately $500,000 that will expire during 2012, but can only be used to offset future capital gains. The Company has a valuation allowance of $500,000 against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration. In addition, the Company has incurred net operating losses at the subsidiary level for state income tax purposes totaling $3.5 million ($262,000 tax effected) that expire from 2010 to 2028.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, 2008 and 2007, the Company made no provisions for interest or penalties related to uncertain tax positions. The tax years 2006 through 2009 remain open to examination by the Internal Revenue Service of the United States.
The 2009 state income tax expense, net of federal benefit, includes $196,000 of adjustments to deferred tax liabilities resulting from higher state tax rates. The income tax rate for the year ended December 31, was 42.1% in 2009 and 36.4% in 2008.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Stockholders’ Equity
The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 12,500,000 shares of the Company’s outstanding common stock. The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. The Company did not repurchase shares under this program during 2009. However, 87,932 shares were withheld during 2009 to satisfy tax withholding obligations for the vesting of restricted stock awards. These purchases are not subject to the repurchase program. During 2008, the Company repurchased 1,731,025 shares at a cost of $38.1 million. As of December 31, 2009, the Company had repurchased 12,088,868 shares under this program at a total cost of approximately $237.7 million. As a result, the Company has the authorization to repurchase an additional 411,132 shares.
During each quarter of 2009 and the third and fourth quarters of 2008 the Board declared a dividend of $0.13 per share of common stock and $0.11 per share of common stock in the first and second quarters of 2008, resulting in a total of $13.3 million and $12.4 million in dividend payments paid by the Company in 2009 and 2008, respectively.
At December 31, 2009, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”). Each issued share of the Company’s common stock has one preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on November 13, 2017.
7. Incentive Plans
The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries. The 2001 Incentive Plan is currently the only Administaff plan under which stock-based awards may be granted. No new stock-based awards may be made under any other plan. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. The 1997 Incentive Plan expired on April 24, 2005; therefore no new grants may be made under the Plan. At December 31, 2009, 1,374,250 shares of common stock were available for future grants under the 2001 Incentive Plan. The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provided for options to purchase shares of the Company’s common stock that were granted to employees who are not officers. An aggregate of 3,600,000 shares of common stock of the Company were authorized to be issued under the Nonqualified Plan. Although there are unissued shares remaining, no new awards may be granted under the Nonqualified Plan. The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.
Stock Option Awards
The following summarizes stock option activity and related information:

	Year ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(in thousands, except per share amounts)

Outstanding — beginning of year	1,610	$24.76	1,823	$23.48	2,127	$22.02
Granted	12	27.87	13	28.69	—	—
Exercised	(195)	14.52	(223)	14.27	(301)	13.10
Cancelled	(18)	39.76	(3)	43.69	(3)	32.98

Outstanding — end of year	1,409	26.02	1,610	$24.76	1,823	$23.48

Exercisable — end of year	1,409	26.02	1,610	$24.76	1,823	$23.48

Weighted average fair value of options granted during year		$27.87		$28.69		$—
Intrinsic value of options outstanding at year end	$ 5,279		$ 5,289		$ 15,519
Intrinsic value of options exercised during the year	$ 1,902		$ 3,059		$ 7,142
The following summarizes information related to stock options outstanding at December 31, 2009:

		Options Outstanding & Exercisable
		Weighted Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices	Shares	Life (Years)	Price
(share amounts in thousands)
$ 4.02 to $10.00	75	3.3	$7.24
$10.01 to $15.00	126	3.9	$12.83
$15.01 to $20.00	530	1.7	$18.54
$20.01 to $30.00	255	2.4	$24.39
$30.01 to $43.69	423	0.7	$43.66

Total	1,409	1.8	$26.02

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Awards
Restricted common shares, under fixed plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, three to five years for the Company’s shares currently outstanding. The Company has recognized $10.1 million, $10.0 million and $7.5 million of compensation expense associated with the restricted stock awards in 2009, 2008 and 2007, respectively. As of December 31, 2009, unrecognized compensation expense associated with the non-vested shares outstanding was $9.0 million and is expected to be recognized over a weighted average period of 20 months.
The following summarizes restricted stock awards as of December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Market		Market		Market
		Value at		Value at		Value at
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date

Non-vested — beginning of year	669,468	$29.77	528,049	$34.09	404,793	$30.33
Granted	347,272	20.92	414,948	24.61	296,302	35.53
Vested	(305,980)	22.47	(267,227)	26.21	(171,345)	39.28
Cancelled/Forfeited	(20,370)	25.64	(6,302)	26.22	(1,701)	27.04

Non-vested — end of year	690,390	$24.30	669,468	$29.77	528,049	$34.09

8. Earnings Per Share
The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income. The denominator for each period presented was determined as follows:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Denominator:
Basic — weighted average shares outstanding	24,768	25,233	26,660
Effect of dilutive securities — treasury stock method:
Common stock options	148	247	537
Restricted stock awards	192	97	67

Diluted — weighted average shares outstanding plus effect of dilutive securities	25,108	25,577	27,264

Options and/or restricted stock awards to purchase 541,000, 692,000 and 808,000 shares of common stock were not included in the diluted net income per share calculation for 2009, 2008 and 2007, respectively, because their inclusion would have been anti-dilutive.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Leases
The Company leases various office facilities, furniture, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $14.1 million, $12.1 million and $10.5 million in 2009, 2008 and 2007, respectively. At December 31, 2009, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

Operating
Leases

2010	$13,455
2011	12,087
2012	10,073
2013	8,135
2014	5,048
Thereafter	4,889

Total minimum lease payments	$53,687

10. Commitments and Contingencies
The Company enters into non-cancelable fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2009 future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2010	$6,463
2011	1,359
2012	859
2013	652
2014	150
Thereafter	—

Total obligations	$9,483

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)

Year ended December 31, 2009:

Revenues	$461,979	$404,312	$390,908	$395,897
Gross profit	83,561	71,967	71,101	61,338
Operating income (loss)	12,897	8,605	9,563	(4,032)
Net income (loss)	8,166	5,385	5,832	(2,809)
Basic net income (loss) per share	0.33	0.22	0.23	(0.11)
Diluted net income (loss) per share	0.33	0.22	0.23	(0.11)

Year ended December 31, 2008:

Revenues	$456,066	$420,469	$421,914	$425,985
Gross profit	86,607	84,061	85,499	87,572
Operating income	17,986	15,572	16,923	14,501
Net income	13,156	10,987	11,929	9,708
Basic net income per share	0.52	0.43	0.47	0.39
Diluted net income per share	0.51	0.43	0.46	0.39