Form 10-Q
period 2010-03-31
ADMINISTAFF INC \DE\
filed 2010-05-03
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.
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

As of April 27, 2010, 26,159,693 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

PART I
ITEM 1.  FINANCIAL STATEMENTS

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$212,469	$227,085
Restricted cash	36,236	36,436
Marketable securities	26,596	6,037
Accounts receivable, net:
Trade	603	2,899
Unbilled	161,465	106,601
Other	9,911	13,092
Prepaid insurance	10,903	14,484
Other current assets	10,547	6,317
Income taxes receivable	3,335	2,692
Deferred income taxes	—	2,578
Total current assets	472,065	418,221

Property and equipment:
Land	3,260	3,260
Buildings and improvements	64,759	64,692
Computer hardware and software	64,326	65,980
Software development costs	25,794	25,372
Furniture and fixtures	34,802	35,499
Aircraft	31,524	31,524
	224,465	226,327
Accumulated depreciation and amortization	(146,191)	(145,153)
Total property and equipment, net	78,274	81,174

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,785
Deposits – workers’ compensation	58,981	55,744
Goodwill and other intangible assets, net	8,380	8,487
Other assets	1,112	1,059
Total other assets	80,113	77,075
Total assets	$630,452	$576,470

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2010	2009
	(Unaudited)

Current liabilities:
Accounts payable	$1,869	$1,857
Payroll taxes and other payroll deductions payable	119,042	127,597
Accrued worksite employee payroll cost	150,156	93,138
Accrued health insurance costs	11,614	6,374
Accrued workers’ compensation claims and other costs	37,143	37,049
Accrued corporate payroll and commissions	11,096	16,178
Other accrued liabilities	10,700	8,401
Deferred income taxes	330	—
Total current liabilities	341,950	290,594

Noncurrent liabilities:
Accrued workers’ compensation costs	53,122	52,014
Deferred income taxes	10,350	10,702
Total noncurrent liabilities	63,472	62,716

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,957	138,551
Treasury stock, at cost	(131,160)	(135,712)
Accumulated other comprehensive income (loss), net of tax	(13)	3
Retained earnings	218,937	220,009
Total stockholders’ equity	225,030	223,160
Total liabilities and stockholders’ equity	$630,452	$576,470

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues (gross billings of $2.475 billion and $2.558 billion, less worksite employee payroll cost of $2.017 billion and $2.096 billion, respectively)	$457,662	$461,979

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	384,977	378,418

Gross profit	72,685	83,561

Operating expenses:
Salaries, wages and payroll taxes	39,187	38,652
Stock-based compensation	1,768	2,786
General and administrative expenses	17,494	17,772
Commissions	2,787	3,273
Advertising	3,877	3,986
Depreciation and amortization	3,811	4,195
	68,924	70,664
Operating income	3,761	12,897

Other income:
Interest income	203	579

Income before income tax expense	3,964	13,476

Income tax expense	1,665	5,310

Net income	$2,299	$8,166

Basic net income per share of common stock	$0.09	$0.33

Diluted net income per share of common stock	$0.09	$0.33

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160
Purchase of treasury stock, at cost	―	―	―	(1,881)	—	―	(1,881)
Exercise of stock options	―	―	(821)	4,306	—	―	3,485
Income tax expense from stock-based compensation, net	―	―	(636)	—	—	―	(636)
Stock-based compensation expense	—	—	(119)	1,887	—	—	1,768
Other	―	―	(18)	240	—	―	222
Dividends paid	—	—	—	—	—	(3,371)	(3,371)
Change in unrealized gain (loss) on marketable securities, net of tax:
Unrealized loss	—	—	—	—	(16)	—	(16)
Net income	—	—	—	—	—	2,299	2,299
Comprehensive income	—	—	—	—	—	—	2,283
Balance at March 31, 2010	30,839	$309	$136,957	$(131,160)	$(13)	$218,937	$225,030

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$2,299	$8,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,075	4,178
Stock-based compensation	1,768	2,786
Deferred income taxes	2,556	314
Changes in operating assets and liabilities:
Restricted cash	200	1,363
Accounts receivable	(49,387)	(46,837)
Prepaid insurance	3,581	9,926
Other current assets	(4,230)	(3,666)
Other assets	(3,140)	(4,445)
Accounts payable	12	(1,794)
Payroll taxes and other payroll deductions payable	(8,555)	(16,728)
Accrued worksite employee payroll expense	57,018	20,286
Accrued health insurance costs	5,240	(7,310)
Accrued workers’ compensation costs	1,202	1,101
Accrued corporate payroll, commissions and other accrued liabilities	(2,783)	(12,879)
Income taxes payable/receivable	(1,428)	(3,406)
Total adjustments	6,129	(57,111)
Net cash provided by (used in) operating activities	8,428	(48,945)

Cash flows from investing activities:
Marketable securities:
Purchases	(22,078)	—
Proceeds from maturities	1,242	225
Property and equipment	(812)	(2,473)
Net cash used in investing activities	(21,648)	(2,248)

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from financing activities:
Purchase of treasury stock	$(1,881)	$(1,498)
Dividends paid	(3,371)	(3,308)
Proceeds from the exercise of stock options	3,485	326
Other	371	66
Net cash used in financing activities	(1,396)	(4,414)

Net decrease in cash and cash equivalents	(14,616)	(55,607)
Cash and cash equivalents at beginning of period	227,085	252,190
Cash and cash equivalents at end of period	$212,469	$196,583

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2010

1.	Basis of Presentation

Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”).  As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management.  The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development.  For the three months ended March 31, 2010 and 2009, revenues from the Company’s Texas markets represented 29% and 30%, while revenues from the Company’s California markets represented 15% and 16%, of the Company’s total revenues, respectively.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009. The Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The Company’s Consolidated Balance Sheet at March 31, 2010, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended March 31, 2010 and 2009, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.  The Company has evaluated subsequent events through the time these financial statements in the Form 10-Q report were filed with the Securities and Exchange Commission.

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

The contract with United provides the majority of the Company’s health insurance coverage.  As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, Administaff records the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) recent claim development patterns under the plan, to estimate a completion rate; and (iii) the number of participants in the plan, including both active and COBRA enrollees.  Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet.  The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of March 31, 2010, Plan Costs were less than the net premiums paid and owed to United by $15.5 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $6.5 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.  The premiums owed to United at March 31, 2010 were $8.0 million, which is included in accrued health insurance costs, a current liability on the Company’s Consolidated Balance Sheet.

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

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the three months ended March 31, 2010 and 2009, Administaff reduced accrued workers’ compensation costs by $2.1 million and $2.5 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2010 and 2009 were 2.0% and 1.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
	(in thousands)

Beginning balance, January 1,	$88,450	$83,055
Accrued claims	7,976	9,336
Present value discount	(559)	(507)
Paid claims	(6,509)	(7,739)
Ending balance	$89,358	$84,145

Current portion of accrued claims	$36,236	$35,103
Long-term portion of accrued claims	53,122	49,042
	$89,358	$84,145

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.  As of March 31, 2010, the Company had restricted cash of $36.2 million and deposits of $59.0 million.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31,	December 31,
	2010	2009
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$99,447	$152,402

Investment Holdings
Money market funds (cash equivalents)	72,721	93,517
Marketable securities	26,596	6,037
Total	$198,764	$251,956

The Company’s overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the overnight holdings balance as of March 31, 2010 and December 31, 2009, are $106.3 million and $115.4 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $24.2 million and $13.1 million in client prepayments, respectively.  Please read “Cash Flows from Operating Activities – Timing of Client Payments/Payrolls,” on page 21 for additional information.

The Company accounts for its financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets;
•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and
•	Level 3 - significant unobservable inputs.

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
		(in thousands)
	March 31,
	2010	Level 1	Level 2	Level 3

Money market funds	$172,168	$172,168	$—	$—
Municipal bonds	26,596	26,596	—	—
Total	$198,764	$198,764	$—	$—

	Fair Value Measurements
		(in thousands)
	December 31,
	2009	Level 1	Level 2	Level 3

Money market funds	$245,919	$245,919	$—	$—
Municipal bonds	6,037	6,037	—	—
Total	$251,956	$251,956	$—	$—

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2010 and December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
March 31, 2010:
Municipal bonds	$26,609	$11	$(24)	$26,596
December 31, 2009:
Municipal bonds	$6,034	$4	$(1)	$6,037

The Company’s utilizes specific identification to account for realized gains and losses recognized on sales of available-for-sales marketable securities.  During the periods ended March 31, 2010 and 2009, the Company had no realized gains or losses recognized on sales of marketable securities.

As of March 31, 2010, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$24,972	$24,952
One to five years	$1,637	$1,644
Six to ten years	―	―
Greater than ten years	―	―
Total	$26,609	$26,596

4.	Stockholders’ Equity

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 13,500,000 shares of the Company’s outstanding common stock.  Since 1999, the Company has repurchased 12,088,868 shares under this program at a total cost of approximately $237.7 million.  No shares were repurchased under the repurchase program during the three months ended March 31, 2010.  However, 95,621 shares were withheld during the first three months of 2010 to satisfy tax withholding obligations for the vesting of restricted stock awards.  These purchases are not subject to the repurchase program.  As of March 31, 2010, the Company had the authorization to repurchase an additional 1,411,132 shares.

The Board declared quarterly dividends of $0.13 per share of common stock in each of the first quarters of 2010 and 2009, resulting in a total of $3.4 million and $3.3 million in dividend payments paid by the Company, respectively.

5.	Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income.  The denominator for each period presented was determined as follows:

	Three Months Ended March 31,
	2010	2009

Basic net income per share –weighted average shares outstanding	25,078	24,561
Effect of dilutive securities – treasury stock method:
Common stock options	92	126
Restricted stock awards	128	157
	220	283
Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	25,298	24,844

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	677	699

6.	Commitments and Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our 2009 annual report on Form 10-K, as well as our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

We believe we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending accounting pronouncements that will materially impact our financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

The following table presents certain information related to Administaff’s results of operations for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.475 billion and $2.558 billion, less worksite employee payroll cost of $2.017 billion and $2.096 billion, respectively)	$457,662	$461,979	(0.9)%
Gross profit	72,685	83,561	(13.0)%
Operating expenses	68,924	70,664	(2.5)%
Operating income	3,761	12,897	(70.8)%
Other income	203	579	(64.9)%
Net income	2,299	8,166	(71.8)%
Diluted net income per share of common stock	0.09	0.33	(72.7)%

Statistical Data:
Average number of worksite employees paid per month	103,009	111,742	(7.8)%
Revenues per worksite employee per month(1)	$1,481	$1,378	7.5%
Gross profit per worksite employee per month	235	249	(5.6)%
Operating expenses per worksite employee per month	223	211	5.7%
Operating income per worksite employee per month	12	38	(68.4)%
Net income per worksite employee per month	7	24	(70.8)%
_________________________

(1)	Gross billings of $8,010 and $7,630 per worksite employee per month, less payroll cost of $6,529 and $6,252 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2010 decreased 0.9% compared to the 2009 period due to a 7.8% decrease in the average number of worksite employees paid per month, offset by a 7.5%, or $103 increase in revenues per worksite employee per month.

By region, our revenues compared to the first quarter of 2009 and revenue distribution for the quarters ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2010	2009	% Change	2010	2009
	(in thousands)			(% of total revenues)

Northeast	$109,533	$102,471	6.9%	24.1%	22.3%
Southeast	49,091	50,146	(2.1)%	10.8%	11.0%
Central	68,342	69,807	(2.1)%	15.0%	15.2%
Southwest	141,310	146,175	(3.3)%	31.1%	31.8%
West	86,355	90,427	(4.5)%	19.0%	19.7%
	454,631	459,026	(1.0)%	100.0%	100.0%
Other revenue	3,031	2,953	2.6%
Total revenue	$457,662	$461,979	(0.9)%

The decline in U.S. economic activity and associated reductions in employment levels have impacted the Company’s client base and target market.  The net employee change within our existing client base and client terminations have exceeded additions of worksite employees through new client sales throughout 2009 and early 2010.  Our average number of paid worksite employees in the first quarter of 2010 declined 7.8% compared to the first quarter of 2009.  However, during the first quarter of 2010, the net change in existing clients and client retention improved, as compared to the first quarter of 2009, while new client sales declined.

Gross Profit

Gross profit for the first quarter of 2010 decreased 13.0% to $72.7 million, compared to the first quarter of 2009.  The average gross profit per worksite employee decreased 5.6% to $235 per month in the 2010 period from $249 per month in the 2009 period.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 7.5% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 10.4% to $1,246 per worksite employee per month in the first quarter of 2010 versus $1,129 in the first quarter of 2009.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $50 per worksite employee per month, or 9.4% on a cost per covered employee basis compared to the first quarter of 2009.  This increase was due to increased utilization by active participants, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”) legislation.  Please read “Risk Factors” on page 26 for a discussion of ARRA.  The net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  In addition, the number of individuals electing COBRA coverage has increased from 4.8% of participants in the United Plan in the first quarter of 2009 to 7.0% in the first quarter of 2010.  The percentage of worksite employees covered under our health insurance plans was 75.0% in the 2010 period compared to 75.1% in the 2009 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 12.4%, or $2 per worksite employee per month compared to the first quarter of 2009.  As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.61% in the 2010 period from 0.67% in the 2009 period.  During the 2010 period, the Company recorded reductions in workers’ compensation costs of $2.1 million, or 0.12% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $2.5 million, or 0.13% of non-bonus payroll costs, in the 2009 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 10 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 4.0%, or $69 per worksite employee per month compared to the first quarter of 2009. Payroll taxes as a percentage of payroll cost were 9.4% in the 2010 period compared to 8.7% in the 2009 period.  The increases in payroll tax costs were due primarily to higher state unemployment tax rates, which increased approximately 50% as compared to the 2009 period, as a result of unemployment claims experienced during 2009.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,			Three months ended March 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$39,187	$38,652	1.4%	$127	$115	10.4%
Stock–based compensation	1,768	2,786	(36.5)%	6	8	(25.0)%
General and administrative expenses	17,494	17,772	(1.6)%	57	53	7.5%
Commissions	2,787	3,273	(14.8)%	9	10	(10.0)%
Advertising	3,877	3,986	(2.7)%	12	12	—
Depreciation and amortization	3,811	4,195	(9.2)%	12	13	(7.7)%
Total operating expenses	$68,924	$70,664	(2.5)%	$223	$211	5.7%

Operating expenses decreased 2.5% to $68.9 million compared to the first quarter of 2009.  Operating expenses per worksite employee per month increased to $223 in the 2010 period versus $211 in the 2009 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 1.4%, or $12 per worksite employee per month compared to the 2009 period.    Included in the 2010 period is $1.1 million in severance related costs resulting from a 5% decrease in corporate staff in February 2010.

•
Stock-based compensation decreased 36.5%, or $2 per worksite employee per month compared to the 2009 period, due to an increase in forfeitures of restricted stock.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.

•
General and administrative expenses decreased 1.6% compared to the first quarter of 2009, due to cost saving initiatives implemented throughout the Company.  However, on a per worksite employee per month basis, general and administrative expenses increased $4 when compared to the 2009 period.

•	Commissions expense decreased 14.8%, or $1 per worksite employee per month compared to the 2009 period, due to a lower average number of paid worksite employees and lower sales production.

•	Advertising costs decreased 2.7% and remained flat on a per worksite employee per month basis compared to the 2009 period.

•
Depreciation and amortization expense decreased 9.2%, or $1 per worksite employee per month compared to the 2009 period, due primarily to the reduction in capital expenditures during 2009 and early 2010.

Other Income (Expense)

Other income (expense) decreased from $600,000 in the first quarter of 2009 to approximately $200,000 in the 2010 period due to the continued decline in interest rates.

Income Tax Expense

Our effective income tax rate was 42.0% in the 2010 period compared to 39.4% in the 2009 period due to the impact of non-deductible expenses on lower pre-tax income, as well as lower tax exempt interest income.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $12 and $7 in the 2010 period, versus $38 and $24 in the 2009 period.

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

	Three months ended March 31,
	2010	2009	% Change
	(in millions except per worksite employee data)

Payroll cost (GAAP)	$2,017,532	$2,095,754	(3.7)%
Less: Bonus payroll cost	(229,505)	(215,872)	6.3%
Non-bonus payroll cost	$1,788,027	$1,879,882	(4.9)%

Payroll cost per worksite employee (GAAP)	$6,529	$6,252	4.4%
Less: Bonus payroll cost per worksite employee	(743)	(644)	15.4%
Non-bonus payroll cost per worksite employee	$5,786	$5,608	3.2%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, debt service requirements and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $239.1 million in cash, cash equivalents and marketable securities at March 31, 2010, of which approximately $106.3 million was payable in early April 2010 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $24.2 million were client prepayments that were payable in April 2010.  At March 31, 2010, we had working capital of $130.1 million compared to $127.6 million at December 31, 2009.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2010.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities

Cash provided by operating activities in 2010 was $8.4 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended March 31, 2010, which ended on a Wednesday, client prepayments were $24.2 million and accrued worksite employee payroll was $150.2 million.  In the period ended December 31, 2009, which ended on a Thursday, client prepayments were $13.1 million and accrued worksite employee payroll was $93.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $9.5 million in the first three months of 2010 and $10.2 million in the 2009 period.  However, our estimate of workers’ compensation loss costs was $7.4 million and $8.8 million in 2010 and 2009, respectively.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $15.5 million surplus, $6.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at March 31, 2010.  The premiums owed to United at March 31, 2010, were $8.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 71.8% to $2.3 million in the three months ended March 31, 2010 compared to $8.2 million in the 2009 period.  Please read Results of Operations –Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 on page 16.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $21.6 million for the three months ended March 31, 2010.  Our net investment in marketable securities during the first three months of 2010 was $20.8 million.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $1.4 million.

Recent Legislative Developments

Healthcare Reform

The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”).  The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and the states.  Because many provisions of the Act do not become operative until future years, we do not expect the Act to have a material adverse impact on our results of operations in 2010.  However, given the length and complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of yet to be issued regulatory guidance, we are unable to determine the impact of the Act on our health insurance plan in future periods.

The number and complex nature of federal and state regulations facing employers has continued to increase over time, including the enactment of the Act.  We believe that additional regulatory burdens placed on employers can increase the demand for our services because small and medium-sized businesses are especially challenged by such governmental regulations due to limited resources and the lack of expertise.   As a co-employer in the PEO relationship, the Company assumes or shares many of the employer-related responsibilities and assists our clients to comply with many employment-related governmental regulations.  Historically, the Company believes that it has successfully marketed the compliance component of our service offering and that our compliance-related services have increased the value proposition of our service offering.   However, currently we are unable to determine the impact the Act will have in future periods on the costs we will incur to comply with the Act, our ability to match any resulting increased costs with pricing, our ability to attract and retain clients, our business model and our results of operations.

Our review of the Act is ongoing, but we have initially identified certain provisions that could materially affect the Company.  Beginning in 2010, the Act provides for a small business tax credit for eligible companies offering health care coverage to employees.  Based upon information contained in the Congressional Record, which specifically references professional employer organizations, we believe that these tax credits will be available to our clients that meet the qualification requirements.  However, the Act does not expressly address the issue of whether qualifying small business clients of a professional employer organization are entitled to the tax credits.  At this time, we are unable to determine whether this issue will have an adverse effect on our operations or our ability to attract and retain clients.

Beginning in 2011, the Act contains a number of mandates for health insurance plans, some of which are already standard in our group health plan.  For mandates not already included, we intend to work with our insurance carriers to incorporate the required changes.  The Act also provides certain exemptions for “grandfathered plans” in existence on March 23, 2010.  The application to our health plan and clients of the rules and related exemptions relating to grandfathered plans is unclear.  While we are unable to determine the impact of these required plan changes and grandfathered plan rules at this time, in future periods they may result in increased costs to the Company and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset the associated potential increased costs.

Beginning in 2014, the Act provides for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 or less employees).   Small business tax credits and subsidies will be available to qualifying businesses and individuals who purchase health insurance through the Exchanges.     Also in 2014, the Act implements “pay or play” penalties for large employers (those with at least 50 full-time equivalent employees) who fail to offer “minimum essential coverage” or affordable coverage to employees.  In 2018, the Act implements rules imposing excise taxes on employers who offer excessive health benefits under so-called “Cadillac plans.”  We anticipate taking appropriate steps to avoid, to the extent necessary and possible, incurring any such excise taxes.  At this time, we are unable to determine the effect the Exchanges, “pay or play” penalties, and excise taxes will have on our costs, our ability to match pricing with any increased costs, our results of operations and our ability to attract and retain clients.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 6 to financial statements, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  Forward-looking statements involve a number of risks and uncertainties.  In the normal course of business, Administaff, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results.  We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made.  These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are: (i) changes in general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation contracts at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims, changes in the costs of expanding into new markets, and failure to manage growth of our operations; (v) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll and benefits costs; (viii) our liability for disclosure of sensitive or private information; (ix) our ability to integrate future acquisitions; and (x) an adverse final judgment or settlement of claims against Administaff.  These factors are discussed in detail in our 2009 annual report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 38, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

Except as set forth below, there have been no material changes in the risk factors disclosed pursuant to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Extension of COBRA Continuation Coverage Could Adversely Affect Total Health Care Plan Costs

The American Recovery and Reinvestment Act of 2009, as amended (“ARRA”), provides a 65% subsidy for COBRA continuation coverage premiums for up to 15 months for employees who are involuntarily terminated.  Pursuant to the Temporary Extension Act of 2010 and the Continuing Extension Act of 2010, enacted on March 3, 2010 and April 15, 2010, respectively, eligibility for the COBRA subsidy was extended through May 31, 2010.  Under ARRA, Administaff pays the 65% subsidy and then is reimbursed by the federal government through a credit against payroll taxes.  The remaining 35% is paid by individual participants electing COBRA.  Plan Costs include the net difference between the premiums collected and the associated cost of any COBRA claims.  Historically, the net cost of COBRA claims per enrollee has been approximately double the cost of a non-COBRA enrollee.  The subsidy of COBRA premiums mandated by ARRA, coupled with the severe economic environment, has contributed to an increase in the number of individuals electing COBRA coverage, from 3.8% of participants in the United Plan in the second quarter of 2008 to 7.0% in the first quarter of 2010, resulting in higher benefits costs incurred.  Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total Plan Costs in future periods as well.  Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.  As a result, such increases could have a material adverse effect on our results of operations.  The end date for the ARRA subsidy is currently August 2011; however, it has been extended on multiple occasions and may be extended again.

Recently enacted health care reform legislation may increase our costs, impair our ability to match our pricing with any such increased costs, impair our ability to attract and retain clients and thus have an adverse effect on our results of operations.

Congress has recently enacted sweeping health care reform legislation that will be implemented on a staggered basis over the next eight years, and that contains a number of provisions the application of which to our Company and clients is uncertain at this time.  These include but are not limited to the implementation of a small business tax credit; required changes in plan design; “grandfathering” provisions for existing plan; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  This legislation and these provisions are discussed in more detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative Developments—Health Care Reform.”  We are currently in the process of reviewing the impact of health care reform on our company and clients, and thus are unable at this time to determine the long-term impact of such legislation on our business.  However, health care reform as mandated and implemented under the Act and any future federal or state mandated health care reform could materially and adversely affect our financial position and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and hindering our ability to attract and retain clients.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Administaff during the three months ended March 31, 2010, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that may yet be Purchased under the Program (2)
01/01/2010 – 01/31/2010	—	$—	12,088,868	411,132
02/01/2010 – 02/28/2010	71,001	20.24	12,088,868	1,411,132
03/01/2010 – 03/31/2010	24,620	18.02	12,088,868	1,411,132
Total	95,621	$19.67	12,088,868	1,411,132
_______________

(1)
These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock.  The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.  These shares are not subject to the repurchase program described below.

(2)
Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 13,500,000 shares of Administaff common stock, including an additional 1,000,000 shares added in February 2010, of which 12,088,868 shares had been repurchased as of March 31, 2010.  No shares were repurchased under the repurchase program during the three months ended March 31, 2010.  Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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
____________
*      Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: May 3, 2010	By:	/s/Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)