Form 10-Q
period 2010-06-30
ADMINISTAFF INC \DE\
filed 2010-08-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2010.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑    Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of July 26, 2010, 26,179,219 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$169,382	$227,085
Restricted cash	37,744	36,436
Marketable securities	40,949	6,037
Accounts receivable, net:
Trade	824	2,899
Unbilled	166,445	106,601
Other	9,773	13,092
Prepaid insurance	21,919	14,484
Other current assets	8,106	6,317
Income taxes receivable	3,333	2,692
Deferred income taxes	—	2,578
Total current assets	458,475	418,221

Property and equipment:
Land	3,260	3,260
Buildings and improvements	64,806	64,692
Computer hardware and software	66,413	65,980
Software development costs	26,204	25,372
Furniture and fixtures	34,889	35,499
Aircraft	31,524	31,524
	227,096	226,327
Accumulated depreciation and amortization	(149,584)	(145,153)
Total property and equipment, net	77,512	81,174

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,785
Deposits – workers’ compensation	46,176	55,744
Goodwill and other intangible assets, net	12,840	8,487
Other assets	1,107	1,059
Total other assets	71,763	77,075
Total assets	$607,750	$576,470

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2010	December 31, 2009
	(Unaudited)

Current liabilities:
Accounts payable	$1,327	$1,857
Payroll taxes and other payroll deductions payable	78,103	127,597
Accrued worksite employee payroll cost	152,687	93,138
Accrued health insurance costs	10,929	6,374
Accrued workers’ compensation claims and other costs	39,073	37,049
Accrued corporate payroll and commissions	16,960	16,178
Other accrued liabilities	12,575	8,401
Deferred income taxes	2,559	—
Total current liabilities	314,213	290,594

Noncurrent liabilities:
Accrued workers’ compensation costs	54,474	52,014
Deferred income taxes	8,978	10,702
Total noncurrent liabilities	63,452	62,716

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,584	138,551
Treasury stock, at cost	(127,498)	(135,712)
Accumulated other comprehensive income (loss), net of tax	39	3
Retained earnings	220,651	220,009
Total stockholders’ equity	230,085	223,160
Total liabilities and stockholders’ equity	$607,750	$576,470

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues (gross billings of $2.354 billion $2.343 billion, $4.830 billion and $4.901 billion, less worksite employee payroll cost of $1.942 billion, $1.939 billion, $3.960 billion and $4.035 billion, respectively)	$412,418	$404,312	$870,080	$866,291
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	341,061	332,345	726,038	710,763
Gross profit	71,357	71,967	144,042	155,528

Operating expenses:
Salaries, wages and payroll taxes	34,505	35,644	73,692	74,296
Stock-based compensation	2,410	2,911	4,178	5,697
General and administrative expenses	14,634	14,228	32,128	32,000
Commissions	2,818	2,896	5,605	6,169
Advertising	4,698	3,439	8,575	7,425
Depreciation and amortization	3,723	4,244	7,534	8,439
	62,788	63,362	131,712	134,026
Operating income	8,569	8,605	12,330	21,502

Other income (expense):
Interest income	255	358	458	937

Income before income tax expense	8,824	8,963	12,788	22,439

Income tax expense	3,706	3,578	5,371	8,888

Net income	$5,118	$5,385	$7,417	$13,551

Basic net income per share of common stock	$0.20	$0.22	$0.29	$0.55

Diluted net income per share of common stock	$0.20	$0.22	$0.29	$0.54

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(in thousands)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160
Purchase of treasury stock, at cost	―	―	―	(2,387)	—	―	(2,387)
Exercise of stock options	―	―	(1,047)	5,564	—	―	4,517
Income tax expense from stock-based compensation, net	―	―	(503)	—	—	―	(503)
Stock-based compensation expense	—	—	(366)	4,544	—	—	4,178
Other	―	―	(51)	493	—	―	442
Dividends paid	—	—	—	—	—	(6,775)	(6,775)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	36	—	36
Net income	—	—	—	—	—	7,417	7,417
Comprehensive income	—	—	—	—	—	—	7,453
Balance at June 30, 2010	30,839	$309	$136,584	$(127,498)	$39	$220,651	$230,085

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$7,417	$13,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,207	8,403
Stock-based compensation	4,178	5,697
Deferred income taxes	4,573	295
Changes in operating assets and liabilities:
Restricted cash	(1,308)	1,190
Accounts receivable	(54,450)	(44,297)
Prepaid insurance	(7,435)	10,569
Other current assets	(1,789)	(2,567)
Other assets	9,768	6,851
Accounts payable	(530)	(2,135)
Payroll taxes and other payroll deductions payable	(49,494)	(49,197)
Accrued worksite employee payroll expense	59,549	15,055
Accrued health insurance costs	4,555	(8,588)
Accrued workers’ compensation costs	4,484	3,792
Accrued corporate payroll, commissions and other accrued liabilities	3,506	(11,411)
Income taxes payable/receivable	(1,439)	(5,968)
Total adjustments	(17,625)	(72,311)
Net cash used in operating activities	(10,208)	(58,760)

Cash flows from investing activities:
Marketable securities purchases	(47,787)	—
Marketable securities proceeds from dispositions	2,415	—
Marketable securities proceeds from maturities	9,863	225
Cash exchanged for acquisition	(5,648)	(720)
Property and equipment	(2,430)	(4,365)
Net cash used in investing activities	(43,587)	(4,860)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from financing activities:
Purchase of treasury stock	$(2,387)	$(1,989)
Dividends paid	(6,775)	(6,620)
Proceeds from the exercise of stock options	4,517	1,142
Other	737	487
Net cash used in financing activities	(3,908)	(6,980)

Net decrease in cash and cash equivalents	(57,703)	(70,600)
Cash and cash equivalents at beginning of period	227,085	252,190
Cash and cash equivalents at end of period	$169,382	$181,590

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2010

1.            Basis of Presentation

Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”).  As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management.  The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development.  For both of the six month periods ended June 30, 2010 and 2009, revenues from the Company’s Texas and California markets represented 29% and 15%, respectively, of the Company’s total revenues.

In June 2010, the Company acquired One Mind Connect, Inc. which conducts business under the name “ExpensAble”, and provides expense report management solutions delivered in both a Software as a Service (“SaaS”) and as a desktop software product.  The acquisition of ExpensAble extends the sales opportunity of the Company’s human resource offerings as well as the solutions available to the Company’s current and target clients.  The Company paid $5.6 million upon the closing of the transaction and expects to pay an additional $1.0 million in 2011 based on the terms of the agreement.  Additional consideration, up to $3.0 million, may be paid during 2011 through 2013 if specific revenue levels are achieved.  The allocation of the purchase price is based on initial estimates and is subject to adjustment upon finalization of the purchase price allocation.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009. The Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  The Company’s Consolidated Balance Sheet at June 30, 2010, and the

Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended June 30, 2010 and 2009, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet.  The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.6 million as of June 30, 2010, and is reported as a long-term asset.  As of June 30, 2010, Plan Costs were less than the net premiums paid and owed to United by $23.8 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $14.8 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.  The premiums owed to United at June 30, 2010 were $7.6 million, which is included in accrued health insurance costs, a current liability on the Company’s Consolidated Balance Sheet.

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

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the six months ended June 30, 2010 and 2009, Administaff reduced accrued workers’ compensation costs by $3.7 million and $3.9 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both 2010 and 2009 was 1.8%) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009
	(in thousands)

Beginning balance, January 1,	$88,450	$83,055
Accrued claims	16,587	19,245
Present value discount	(1,036)	(1,237)
Paid claims	(11,783)	(14,439)
Ending balance	$92,218	$86,624

Current portion of accrued claims	$37,744	$35,276
Long-term portion of accrued claims	54,474	51,348
	$92,218	$86,624

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.  In June 2010, the Company received $15.6 million from ACE for the return of excess claim funds related to the ACE program, which reduced deposits.  As of June 30, 2010, the Company had restricted cash of $37.7 million and deposits of $46.2 million.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30,	December 31,
	2010	2009
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$55,360	$152,402

Investment Holdings
Money market funds (cash equivalents)	73,851	93,517
Marketable securities	40,949	6,037
Total	$170,160	$251,956

The Company’s cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of June 30, 2010 and December 31, 2009, are $66.2 million and $115.4 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $20.5 million and $13.1 million in client prepayments, respectively.  Please read “Cash Flows from Operating Activities – Timing of Client Payments/Payrolls,” on page 25 for additional information.

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	June 30,
	2010	Level 1	Level 2	Level 3

Money market funds	$129,211	$129,211	$—	$—
Municipal bonds	40,949	—	40,949	—
Total	$170,160	$129,211	$40,949	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2009	Level 1	Level 2	Level 3

Money market funds	$245,919	$245,919	$—	$—
Municipal bonds	6,037	—	6,037	—
Total	$251,956	$245,919	$6,037	$—

The municipal bond securities valued as Level 2 investments are primarily pre-refunded municipal bonds that are secured by escrow funds containing U.S. Government securities. Valuation techniques used by the Company to measure fair value for these securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2010 and December 31, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
June 30, 2010:
Municipal bonds	$40,882	$77	$(10)	$40,949
December 31, 2009:
Municipal bonds	$6,034	$4	$(1)	$6,037

The Company’s utilizes specific identification to account for realized gains and losses recognized on sales of available-for-sale marketable securities.  During the periods ended June 30, 2010 and 2009, the Company had no realized gains or losses recognized on sales of marketable securities.

As of June 30, 2010, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$37,308	$37,337
One to five years	3,574	3,612
Six to ten years	—	—
Greater than ten years	—	—
Total	$40,882	$40,949

4.            Stockholders’ Equity

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 13,500,000 shares of the Company’s outstanding common stock.  Since 1999, the Company has repurchased 12,110,607 shares under this program at a total cost of approximately $238.2 million.  During the six months ended June 30, 2010, 21,739 shares were repurchased under the repurchase program and 95,886 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  The shares related to withholding obligations are not subject to the repurchase program.  As of June 30, 2010, the Company had the authorization to repurchase an additional 1,389,393 shares.

The Board declared quarterly dividends of $0.13 per share of common stock in each of the first two quarters of 2010 and 2009, resulting in a total of $6.8 million and $6.6 million in dividend payments paid by the Company, respectively.

5.            Net Income Per Share

The numerator used in the calculations of both basic and diluted net income per share for all periods presented was net income.  The denominator for each period presented was determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic net income per share – weighted average shares outstanding	25,381	24,736	25,231	24,649
Effect of dilutive securities – treasury stock method:
Common stock options	112	172	102	149
Restricted stock awards	173	131	150	144
	285	303	252	293
Diluted net income per share – weighted average shares outstanding plus effect of dilutive securities	25,666	25,039	25,483	24,942

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	460	491	568	595

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

7.            Subsequent Events

In July 2010, the Company acquired certain assets from Galaxy Technologies, Inc. in an effort to expand the sales opportunity of its human resource offerings as well as the solutions available to the Company’s current and target clients.  The primary assets acquired include time and attendance software solutions, which are delivered through a SaaS model and as a desktop software product, and the associated customer base.  The Company paid $6.3 million upon the closing of the transaction and expects to pay an additional $1.1 million in 2012 based on the terms of the agreement.  Additional consideration, up to an additional $2.8 million, may be paid during 2011 and 2012 upon the achievement of certain revenue levels specified in the agreement.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

The following table presents certain information related to Administaff’s results of operations for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,
	2010	2009	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.354 billion and $2.343 billion, less worksite employee payroll cost of $1.942 billion and $1.939 billion, respectively)	$412,418	$404,312	2.0%
Gross profit	71,357	71,967	(0.8)%
Operating expenses	62,788	63,362	(0.9)%
Operating income	8,569	8,605	(0.4)%
Other income	255	358	(28.8)%
Net income	5,118	5,385	(5.0)%
Diluted net income per share of common stock	0.20	0.22	(9.1)%

Statistical Data:
Average number of worksite employees paid per month	105,359	108,551	(2.9)%
Revenues per worksite employee per month(1)	$1,305	$1,242	5.1%
Gross profit per worksite employee per month	226	221	2.3%
Operating expenses per worksite employee per month	199	195	2.1%
Operating income per worksite employee per month	27	26	3.8%
Net income per worksite employee per month	16	17	(5.9)%
_________________________

(1)	Gross billings of $7,450 and $7,196 per worksite employee per month, less payroll cost of $6,145 and $5,954 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2010 increased 2.0% over the 2009 period due to a 5.1%, or $63 increase in revenues per worksite employee per month, offset by a 2.9% decrease in the average number of worksite employees paid per month.

By region, our revenues compared to the second quarter of 2009 and revenue distribution for the quarters ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2010	2009	% Change	2010	2009
	(in thousands)			(% of total revenues)

Northeast	$97,727	$89,910	8.7%	23.9%	22.4%
Southeast	44,955	45,072	(0.3)%	11.0%	11.2%
Central	60,352	61,488	(1.8)%	14.7%	15.3%
Southwest	125,931	126,607	(0.5)%	30.8%	31.5%
West	80,188	78,519	2.1%	19.6%	19.6%
	409,153	401,596	1.9%	100.0%	100.0%
Other revenue	3,265	2,716	20.2%
Total revenue	$412,418	$404,312	2.0%

The decline in U.S. economic activity and associated reductions in employment levels late in 2008 and in 2009 impacted the Company’s client base and target market.  The net employee reduction within our existing client base and client terminations have exceeded additions of worksite employees through new client sales throughout 2009 and early 2010.  Our average number of paid worksite employees in the second quarter of 2010 declined 2.9% compared to the second quarter of 2009.  However, during the second quarter of 2010, the net change in existing clients and client retention improved, as compared to the second quarter of 2009, while new client sales were consistent with the 2009 period.

Gross Profit

Gross profit for the second quarter of 2010 decreased less than 1% to $71.4 million, compared to the second quarter of 2009.  The average gross profit per worksite employee increased 2.3% to $226 per month in the 2010 period from $221 per month in the 2009 period.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 5.1% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 5.7% to $1,079 per worksite employee per month in the second quarter of 2010 versus $1,021 in the second quarter of 2009.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $36 per worksite employee per month, or 7.5% on a cost per covered employee basis compared to the second quarter of 2009.  This increase was due to increased utilization by active participants, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the enactment of the American Recovery and Reinvestment Act of 2009 (“ARRA”) legislation.  Please read “Risk Factors” on page 29 for a discussion of ARRA.  The net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  In addition, the number of individuals electing COBRA coverage has increased from 5.9% of participants in the United Plan in the second quarter of 2009 to 7.1% in the second quarter of 2010.  The percentage of worksite employees covered under our health insurance plans was 74.3% in the 2010 period compared to 74.9% in the 2009 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 6.0%, or $1 per worksite employee per month compared to the second quarter of 2009.  As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.64% in the 2010 period from 0.68% in the 2009 period, primarily due to a decline in the actuarial loss development rate for the second quarter of 2010. During the 2010 period, the Company recorded reductions in workers’ compensation costs of $1.7 million, or 0.09% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $1.6 million, or 0.08% of non-bonus payroll costs, in the 2009 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 11 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 2.3%, or $23 per worksite employee per month compared to the second quarter of 2009.  Payroll taxes as a percentage of payroll cost were 7.3% in the 2010 period compared to 7.1% in the 2009 period.  The increases in payroll tax costs were due primarily to higher state unemployment tax rates, which increased approximately 54.0% over the 2009 period, as a result of unemployment claims experienced during 2009.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the three months ended June 30, 2010 and 2009.

	Three months ended June 30,			Three months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$34,505	$35,644	(3.2)%	$109	$109	—
Stock–based compensation	2,410	2,911	(17.2)%	8	9	(11.1)%
General and administrative expenses	14,634	14,228	2.9%	46	44	4.5%
Commissions	2,818	2,896	(2.7)%	9	9	—
Advertising	4,698	3,439	36.6%	15	11	36.4%
Depreciation and amortization	3,723	4,244	(12.3)%	12	13	(7.7)%
Total operating expenses	$62,788	$63,362	(0.9)%	$199	$195	2.1%

Operating expenses decreased 0.9% to $62.8 million compared to the second quarter of 2009.  Operating expenses per worksite employee per month increased to $199 in the 2010 period versus $195 in the 2009 period.  The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff decreased 3.2% and remained flat on a per worksite employee per month basis compared to the 2009 period.

•
Stock-based compensation decreased 17.2%, or $1 per worksite employee per month compared to the 2009 period, due primarily to an increase in forfeitures of restricted stock.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.

•	General and administrative expenses increased 2.9%, or $2 per worksite employee per month compared to the second quarter of 2009.

•	Commissions expense decreased 2.7%, but remained flat on a per worksite employee per month basis compared to the 2009 period, due to a lower average number of paid worksite employees.

•
Advertising costs increased 36.6%, or $4 per worksite employee per month compared to the 2009 period, due in part to the timing of advertising activity, as well as an increase in the level of marketing and advertising in the second quarter of 2010 as compared to the 2009 period.

•
Depreciation and amortization expense decreased 12.3%, or $1 per worksite employee per month compared to the 2009 period, due primarily to the reduction in capital expenditures during 2009 and early 2010.

Other Income (Expense)

Other income (expense) decreased from $358,000 in the second quarter of 2009 to approximately $255,000 in the 2010 period due to the continued decline in interest rates.

Income Tax Expense

Our effective income tax rate was 42.0% in the 2010 period compared to 39.9% in the 2009 period due to the impact of non-deductible expenses on lower pre-tax income, as well as lower tax exempt interest income.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $27 and $16 in the 2010 period, versus $26 and $17 in the 2009 period.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

The following table presents certain information related to Administaff’s results of operations for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,
	2010	2009	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $4.830 billion and $4.901 billion, less worksite employee payroll cost of $3.960 billion and $4.035 billion, respectively)	$870,080	$866,291	0.4%
Gross profit	144,042	155,528	(7.4)%
Operating expenses	131,712	134,026	(1.7)%
Operating income	12,330	21,502	(42.7)%
Other income	458	937	(51.1)%
Net income	7,417	13,551	(45.3)%
Diluted net income per share of common stock	0.29	0.54	(46.3)%

Statistical Data:
Average number of worksite employees paid per month	104,184	110,147	(5.4)%
Revenues per worksite employee per month(1)	$1,392	$1,311	6.2%
Gross profit per worksite employee per month	230	235	(2.1)%
Operating expenses per worksite employee per month	211	203	3.9%
Operating income per worksite employee per month	20	33	(39.4)%
Net income per worksite employee per month	12	21	(42.9)%
_________________________

(1)	Gross billings of $7,726 and $7,416 per worksite employee per month, less payroll cost of $6,334 and $6,105 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2010, increased 0.4% over the 2009 period due to a 6.2%, or $81 increase in revenues per worksite employee per month, offset by a 5.4% decrease in the average number of worksite employees paid per month.

By region, our revenues compared to the first six months of 2009 and revenue distribution for the six months ended June 30, 2010 and 2009 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009
	(in thousands)			(% of total revenues)

Northeast	$207,259	$192,381	7.7%	24.0%	22.3%
Southeast	94,046	95,218	(1.2)%	10.9%	11.1%
Central	128,694	131,294	(2.0)%	14.9%	15.3%
Southwest	267,241	272,782	(2.0)%	30.9%	31.7%
West	166,544	168,947	(1.4)%	19.3%	19.6%
	863,784	860,622	0.4%	100.0%	100.0%
Other revenue	6,296	5,669	11.1%
Total revenue	$870,080	$866,291	0.4%

The decline in U.S. economic activity and associated reductions in employment levels have impacted the Company’s client base and target market.  The net employee reduction within our existing client base and client terminations have exceeded additions of worksite employees through new client sales throughout 2009 and early 2010.  Our average number of paid worksite employees in the first half of 2010 declined 5.4% compared to the first half of 2009.  However, during the first half of 2010, the net change in existing clients and client retention improved, as compared to the first half of 2009, while new client sales declined.

Gross Profit

Gross profit for the first half of 2010 decreased 7.4% to $144.0 million, compared to the first half of 2009.  The average gross profit per worksite employee decreased 2.1% to $230 per month in the 2010 period from $235 per month in the 2009 period.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 6.2% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 8.0% to $1,162 per worksite employee per month in the first half of 2010 versus $1,076 in the first half of 2009.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $43 per worksite employee per month, or 8.5% on a cost per covered employee basis compared to the 2009 period.  This increase was due to increased utilization by active participants, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the enactment of ARRA legislation.  Please read “Risk Factors” on page 30 for a discussion of ARRA.  The net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  In addition, the number of individuals electing COBRA coverage has increased from 5.3% of participants in the United Plan in the first half of 2009 to 7.0% in the first half of 2010.  The percentage of worksite employees covered under our health insurance plans was 74.7% in the 2010 period compared to 75.0% in the 2009 period.  Please read Note 2 – “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 9.2%, or $2 per worksite employee per month compared to the first six months of 2009.  As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.63% in the 2010 period from 0.67% in the 2009 period, primarily due to a decline in the actuarial loss development rate for the first half of 2010.  During the 2010 period, the Company recorded reductions in workers’ compensation costs of $3.7 million, or 0.10% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods compared to $3.9 million, or 0.11% of non-bonus payroll costs, in the 2009 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 11 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 3.2%, or $44 per worksite employee per month compared to the first half of 2009.  Payroll taxes as a percentage of payroll cost were 8.3% in the 2010 period compared to 7.9% in the 2009 period.  The increases in payroll tax costs were due primarily to higher state unemployment tax rates, which increased approximately 53.0% over the 2009 period, as a result of unemployment claims experienced during 2009.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the six months ended June 30, 2010 and 2009.

	Six months ended June 30,			Six months ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$73,692	$74,296	(0.8)%	$118	$112	5.4%
Stock–based compensation	4,178	5,697	(26.7)%	7	9	(22.2)%
General and administrative expenses	32,128	32,000	0.4%	51	49	4.1%
Commissions	5,605	6,169	(9.1)%	9	9	—
Advertising	8,575	7,425	15.5%	14	11	27.3%
Depreciation and amortization	7,534	8,439	(10.7)%	12	13	(7.7)%
Total operating expenses	$131,712	$134,026	(1.7)%	$211	$203	3.9%

Operating expenses decreased 1.7% to $131.7 million compared to the first half of 2009.  Operating expenses per worksite employee per month increased to $211 in the 2010 period versus $203 in the 2009 period.  The components of operating expenses changed as follows:

●	Salaries, wages and payroll taxes of corporate and sales staff decreased 0.8%, but increased $6 on a per worksite employee per month basis compared to the 2009 period.

●
Stock-based compensation decreased 26.7%, or $2 per worksite employee per month compared to the 2009 period, due primarily to an increase in forfeitures of restricted stock.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.

●	General and administrative expenses increased 0.4%, or $2 per worksite employee per month compared to the 2009 period.

●
Commissions expense decreased 9.1% and remained flat on a per worksite employee per month basis compared to the 2009 period, due to a lower average number of paid worksite employees and lower sales production.

●
Advertising costs increased 15.5%, or $3 per worksite employee per month compared to the 2009 period, due in part to the timing of advertising activity, as well as an increase in the level of marketing and advertising in the first half of 2010 as compared to the 2009 period.

●
Depreciation and amortization expense decreased 10.7%, or $1 per worksite employee per month compared to the 2009 period, due primarily to the reduction in capital expenditures during 2009 and early 2010.

Other Income (Expense)

Other income (expense) decreased from $937,000 in the first half of 2009 to approximately $458,000 in the first half of 2010 due to the continued decline in interest rates.

Income Tax Expense

Our effective income tax rate was 42.0% in the 2010 period compared to 39.6% in the 2009 period due to the impact of non-deductible expenses on lower pre-tax income, as well as lower tax exempt interest income.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $20 and $12 in the 2010 period, versus $33 and $21 in the 2009 period.

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

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
	(in thousands, except per worksite employee data)

Payroll cost (GAAP)	$1,942,142	$1,939,150	0.2%	$3,959,675	$4,034,904	(1.9)%
Less: Bonus payroll cost	91,984	101,753	(9.6)%	321,489	317,625	1.2%
Non-bonus payroll cost	$1,850,158	$1,837,397	0.7%	$3,638,186	$3,717,279	(2.1)%

Payroll cost per worksite employee (GAAP)	$6,145	$5,954	3.2%	$6,334	$6,105	3.8%
Less: Bonus payroll cost per worksite employee	291	312	(6.7)%	514	481	6.9%
Non-bonus payroll cost per worksite employee	$5,854	$5,642	3.8%	$5,820	$5,624	3.5%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $210.3 million in cash, cash equivalents and marketable securities at June 30, 2010, of which approximately $66.2 million was payable in early July 2010 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $20.5 million were client prepayments that were payable in July 2010.  At June 30, 2010, we had working capital of $144.3 million compared to $127.6 million at December 31, 2009.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2010.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities

Net cash used in operating activities in 2010 was $10.2 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

●
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended June 30, 2010, which ended on a Wednesday, client prepayments were $20.5 million and accrued worksite employee payroll was $152.7 million.  In the period ended December 31, 2009, which ended on a Thursday, client prepayments were $13.1 million and accrued worksite employee payroll was $93.1 million.

●
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $19.0 million in the first half of 2010 and $20.5 million in the first half of 2009.  However, our estimate of workers’ compensation loss costs was $15.6 million and $18.0 million in 2010 and 2009, respectively.  During June 2010 and 2009, we received $15.6 million and $14.2 million, respectively, from ACE for the return of excess claim funds related to the ACE Program, which resulted in an increase to working capital in both periods.

●
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $23.8 million surplus, $14.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at June 30, 2010.  The premiums owed to United at June 30, 2010, were $7.6 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

●
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 45.3% to $7.4 million in the six months ended June 30, 2010, compared to $13.6 million in the six months ended June 30, 2009.  Please read Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 on page 20.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $43.6 million for the six months ended June 30, 2010.  Our net investment in marketable securities during the first half of 2010 was $35.5 million.  In addition, we invested $5.6 million in the acquisition of ExpensAble.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $3.9 million.

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

Beginning in 2011, the Act contains a number of mandates for health insurance plans, some of which are already standard in our group health plan.  For mandates not already included, we intend to work with our insurance carriers to incorporate the required changes.  One of the 2011 mandates, the requirement to extend dependent child coverage to age 26, was implemented in the second quarter of 2010 with respect to certain dependent children already covered under our plan.  The Act also provides certain exemptions for “grandfathered plans” in existence on March 23, 2010.  The application to our health plan and clients of the rules and related exemptions relating to grandfathered plans is unclear.  While we are unable to determine the impact of these required plan changes and grandfathered plan rules at this time, in future periods they may result in increased costs to the Company and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset the associated potential increased costs.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Extension of COBRA Continuation Coverage Could Adversely Affect Total Health Care Plan Costs

The American Recovery and Reinvestment Act of 2009, as amended (“ARRA”), provides a 65% subsidy for COBRA continuation coverage premiums for up to 15 months for employees who are involuntarily terminated.  Pursuant to the Temporary Extension Act of 2010 and the Continuing Extension Act of 2010, enacted on March 3, 2010 and April 15, 2010, respectively, eligibility for the COBRA subsidy was extended through May 31, 2010.  Under ARRA, Administaff pays the 65% subsidy and then is reimbursed by the federal government through a credit against payroll taxes.  The remaining 35% is paid by individual participants electing COBRA.  Plan Costs include the net difference between the premiums collected and the associated cost of any COBRA claims.  Historically, the net cost of COBRA claims per enrollee has been approximately double the cost of a non-COBRA enrollee.  The subsidy of COBRA premiums mandated by ARRA, coupled with the severe economic environment, has contributed to an increase in the number of individuals electing COBRA coverage, from 3.8% of participants in the United Plan in the second quarter of 2008 to 7.1% in the second quarter of 2010, resulting in higher benefits costs incurred.  Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total Plan Costs in future periods as well.  Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.  As a result, such increases could have a material adverse effect on our results of operations.  The end date for the ARRA subsidy is currently August 2011; however, it has been extended on multiple occasions and may be extended again.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Administaff during the three months ended June 30, 2010, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that may yet be Purchased under the Program (2)
04/01/2010 –04/30/2010	—	$ —	12,088,868	1,411,132
05/01/2010 – 05/31/2010	265(1)	22.14	12,088,868	1,411,132
06/01/2010 – 06/30/2010	21,739(2)	23.03	12,110,607	1,389,393
Total	22,004	$ 23.02	12,110,607	1,389,393
_______________

(1)
These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock.  The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date.  These shares are not subject to the repurchase program described below.

(2)
Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 13,500,000 shares of Administaff common stock, of which 12,110,607 shares had been repurchased as of June 30, 2010.  During the three months ended June 30, 2010, 21,739 shares were repurchased under the repurchase program.  Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.  EXHIBITS

(a)	List of exhibits.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.DEF	**	XBRL Extension Definition Document.

*             Filed with this report.

**           Filed electronically with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the six month and three month periods ended June 30, 2010 and 2009; (ii) the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; and the Consolidated Statements of Cash Flows for the periods ended June 30, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: August 2, 2010	By:	/s/Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)