Form 10-Q
period 2010-09-30
ADMINISTAFF INC \DE\
filed 2010-11-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.
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

As of October 25, 2010, 25,990,518 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

PART I

ITEM 1.  FINANCIAL STATEMENTS

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)

Current assets:
Cash and cash equivalents	$207,930	$227,085
Restricted cash	39,661	36,436
Marketable securities	43,101	6,037
Accounts receivable, net:
Trade	1,443	2,899
Unbilled	141,996	106,601
Other	8,459	13,092
Prepaid insurance	15,769	14,484
Other current assets	8,614	6,317
Income taxes receivable	—	2,692
Deferred income taxes	170	2,578
Total current assets	467,143	418,221

Property and equipment:
Land	3,260	3,260
Buildings and improvements	64,731	64,692
Computer hardware and software	66,874	65,980
Software development costs	26,854	25,372
Furniture and fixtures	34,955	35,499
Aircraft	31,524	31,524
	228,198	226,327
Accumulated depreciation and amortization	(151,844)	(145,153)
Total property and equipment, net	76,354	81,174

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,785
Deposits – workers’ compensation	47,472	55,744
Goodwill and other intangible assets, net	22,467	8,487
Other assets	1,131	1,059
Total other assets	82,710	77,075
Total assets	$626,207	$576,470

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)

Current liabilities:
Accounts payable	$2,194	$1,857
Payroll taxes and other payroll deductions payable	79,402	127,597
Accrued worksite employee payroll cost	163,453	93,138
Accrued health insurance costs	10,415	6,374
Accrued workers’ compensation claims and other costs	40,971	37,049
Accrued corporate payroll and commissions	18,767	16,178
Other accrued liabilities	14,035	8,401
Income taxes payable	682	—
Total current liabilities	329,919	290,594

Noncurrent liabilities:
Accrued workers’ compensation costs	54,291	52,014
Other accrued liabilities	1,730	—
Deferred income taxes	8,509	10,702
Total noncurrent liabilities	64,530	62,716

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,004	138,551
Treasury stock, at cost	(129,111)	(135,712)
Accumulated other comprehensive income (loss), net of tax	44	3
Retained earnings	224,512	220,009
Total stockholders’ equity	231,758	223,160
Total liabilities and stockholders’ equity	$626,207	$576,470

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues (gross billings of $2.444 billion, $2.322 billion, $7.274 billion and $7.223 billion, less worksite employee payroll cost of $2.030 billion, $1.931 billion, $5.990 billion and $5.966 billion, respectively)	$414,146	$390,908	$1,284,226	$1,257,199

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	340,460	319,807	1,066,498	1,030,570
Gross profit	73,686	71,101	217,728	226,629

Operating expenses:
Salaries, wages and payroll taxes	34,866	34,644	108,558	108,940
Stock-based compensation	1,970	2,184	6,148	7,881
General and administrative expenses	15,546	15,111	47,674	47,111
Commissions	2,889	2,807	8,494	8,976
Advertising	2,605	2,632	11,180	10,057
Depreciation and amortization	3,732	4,160	11,266	12,599
	61,608	61,538	193,320	195,564
Operating income	12,078	9,563	24,408	31,065

Other income (expense):
Interest income	286	478	744	1,415

Income before income tax expense	12,364	10,041	25,152	32,480

Income tax expense	5,130	4,209	10,501	13,097

Net income	$7,234	$5,832	$14,651	$19,383

Basic net income per share of common stock	$0.28	$0.23	$0.56	$0.76

Diluted net income per share of common stock	$0.28	$0.23	$0.56	$0.76

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total

Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160
Purchase of treasury stock, at cost	―	―	―	(7,852)	—	―	(7,852)
Exercise of stock options	―	―	(1,445)	6,950	—	―	5,505
Income tax expense from stock-based compensation, net	―	―	(376)	—	—	―	(376)
Stock-based compensation expense	—	—	(672)	6,820	—	—	6,148
Other	―	―	(54)	683	—	―	629
Dividends paid	—	—	—	—	—	(10,148)	(10,148)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	41	—	41
Net income	—	—	—	—	—	14,651	14,651
Comprehensive income	—	—	—	—	—	—	14,692
Balance at September 30, 2010	30,839	$309	$136,004	$(129,111)	$44	$224,512	$231,758

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$14,651	$19,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,266	12,562
Amortization of premium (discounts) on marketable securities	1,148	—
Stock-based compensation	6,148	7,881
Deferred income taxes	1,692	(2,824)
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(3,225)	1,044
Accounts receivable	(28,665)	(42,755)
Prepaid insurance	(1,285)	17,541
Other current assets	(2,227)	(2,868)
Other assets	8,350	3,654
Accounts payable	21	(904)
Payroll taxes and other payroll deductions payable	(48,195)	(55,848)
Accrued worksite employee payroll expense	70,315	21,914
Accrued health insurance costs	4,041	(9,801)
Accrued workers’ compensation costs	6,199	1,804
Accrued corporate payroll, commissions and other accrued liabilities	4,851	(10,790)
Income taxes payable/receivable	2,566	(2,170)
Total adjustments	33,000	(61,560)
Net cash provided by (used in) operating activities	47,651	(42,177)

Cash flows from investing activities:
Marketable securities purchases	(56,775)	—
Marketable securities proceeds from dispositions	2,748	225
Marketable securities proceeds from maturities	15,890	—
Cash exchanged for acquisitions, net of cash received	(12,886)	(720)
Property and equipment	(4,349)	(6,469)
Net cash used in investing activities	(55,372)	(6,964)

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from financing activities:
Purchase of treasury stock	$(7,852)	$(2,024)
Dividends paid	(10,148)	(9,942)
Proceeds from the exercise of stock options	5,505	2,764
Other	1,061	819
Net cash used in financing activities	(11,434)	(8,383)

Net decrease in cash and cash equivalents	(19,155)	(57,524)
Cash and cash equivalents at beginning of period	227,085	252,190
Cash and cash equivalents at end of period	$207,930	$194,666

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

1.	Basis of Presentation

Administaff, Inc. (“Administaff” or the “Company”) is a professional employer organization (“PEO”).  As a PEO, the Company provides a bundled comprehensive service for its clients in the area of personnel management.  The Company provides its comprehensive service through its Personnel Management System, which encompasses a broad range of human resource functions, including payroll and benefits administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development.  For both of the nine month periods ended September 30, 2010 and 2009, revenues from the Company’s Texas and California markets represented 32% and 17%, respectively, of the Company’s total revenues.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2009. The Consolidated Balance Sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  The Company’s Consolidated Balance Sheet at September 30, 2010, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended September 30, 2010 and 2009, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2010 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and the Company would accrue a liability for the excess costs on its Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums on its Consolidated Balance Sheet.  The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.6 million as of September 30, 2010, and is reported as a long-term asset.  As of September 30, 2010, Plan Costs were less than the net premiums paid and owed to United by $23.3 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $14.3 million balance is included in prepaid insurance, a current asset, on the Company’s Consolidated Balance Sheet.  The premiums owed to United at September 30, 2010 were $7.0 million, which is included in accrued health insurance costs, a current liability on the Company’s Consolidated Balance Sheet.

Workers’ Compensation Costs

The Company’s workers’ compensation coverage is currently provided through an arrangement with the ACE Group of Companies (“the ACE Program”).  The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether the Company satisfies its responsibilities.  From September 1, 2003 through September 30, 2010, the Company bore the economic burden for the first $1 million layer of claims per occurrence and the insurance carrier was and remains responsible for the economic burden for all claims in excess of such first $1 million layer.

Effective for the ACE Program year beginning on October 1, 2010, in addition to the Company bearing the economic burden for the first $1 million layer of claims per occurrence, the Company will also bear the economic burden for those claims exceeding $1 million, up to an aggregate amount of $5 million.

Because the Company bears the economic burden for claims up to the levels noted above, such claims, which are the primary component of the Company’s workers’ compensation costs, are recorded in the period incurred.  Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury.  Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the nine months ended September 30, 2010 and 2009, Administaff reduced accrued workers’ compensation costs by $5.0 million and $5.2 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2010 and 2009 were 1.5% and 1.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims for the nine months ended September 30, 2010 and 2009:

	2010	2009
	(in thousands)

Beginning balance, January 1,	$88,450	$83,055
Accrued claims	24,985	25,834
Present value discount	(1,350)	(1,704)
Paid claims	(18,133)	(21,494)
Ending balance	$93,952	$85,691

Current portion of accrued claims	$39,661	$35,422
Long-term portion of accrued claims	54,291	50,269
	$93,952	$85,691

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.  In June 2010, the Company received $15.6 million from ACE for the return of excess claim funds related to the ACE program, which reduced deposits.  As of September 30, 2010, the Company had restricted cash of $39.7 million and deposits of $47.5 million.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30,	December 31,
	2010	2009
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$122,152	$152,402

Investment Holdings
Money market funds (cash equivalents)	71,719	93,517
Marketable securities	43,101	6,037
Total	$236,972	$251,956

The Company’s cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of September 30, 2010 and December 31, 2009, are $67.3 million and $115.4 million in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $56.4 million and $13.1 million in client prepayments, respectively.  Please read “Cash Flows from Operating Activities – Timing of Client Payments/Payrolls,” on page 26 for additional information.

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	September 30,
	2010	Level 1	Level 2	Level 3

Money market funds	$193,871	$193,871	$—	$—
Municipal bonds	43,101	—	43,101	—
Total	$236,972	$193,871	$43,101	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2009	Level 1	Level 2	Level 3

Money market funds	$245,919	$245,919	$—	$—
Municipal bonds	6,037	—	6,037	—
Total	$251,956	$245,919	$6,037	$—

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

The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
September 30, 2010:
Municipal bonds	$43,025	$87	$(11)	$43,101
December 31, 2009:
Municipal bonds	$6,034	$4	$(1)	$6,037

The Company utilizes specific identification to account for realized gains and losses recognized on sales of available-for-sale marketable securities.  During the periods ended September 30, 2010 and 2009, the Company had no realized gains or losses recognized on sales of marketable securities.

As of September 30, 2010, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$29,110	$29,129
One to five years	13,915	13,972
Total	$43,025	$43,101

4.	Acquisitions

The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on the fair value at the date of purchase.  The purchase price in excess of the identifiable assets and liabilities is recorded to goodwill.  All acquisition related costs are expensed as incurred and recorded in operating expenses.  The Company includes operations associated with acquisitions from the date of acquisition forward.

In June 2010, the Company acquired OneMind Connect, Inc. which conducts business under the name “ExpensAble”, and provides expense report management solutions delivered as both a Software as a Service (“SaaS”) and as a desktop software product.  The acquisition of ExpensAble extends the sales opportunity of the Company’s human resource offerings as well as the solutions available to the Company’s current and target clients.  The Company paid $5.5 million upon the closing of the transaction and expects to pay an additional $1.0 million in 2011 based on the terms of the agreement.  Additional consideration, up to $3.0 million, may be paid during 2011 through 2013 if specific revenue levels are achieved.

In July 2010, the Company acquired certain assets from Galaxy Technologies, Inc. in an effort to expand the sales opportunity of its human resource offerings as well as the solutions available to the Company’s current and target clients.  The primary assets acquired include time and attendance software solutions, which are delivered through a SaaS model and as a desktop software product, and the associated customer base.  The Company paid $7.4 million upon the closing of the transaction.  Additional consideration, up to $2.8 million, may be paid during 2011 and 2012 if specific revenue levels are achieved.  The allocation of the purchase price is based on initial estimates and is subject to adjustment once the purchase price allocation is completed.

5.	Stockholders’ Equity

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 13,500,000 shares of the Company’s outstanding common stock.  Since 1999, the Company has repurchased 12,360,607 shares under this program at a total cost of approximately $243.7 million.  During the nine months ended September 30, 2010, 271,739 shares were repurchased under the repurchase program and 97,419 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  The shares related to withholding obligations are not subject to the repurchase program.  As of September 30, 2010, the Company was authorized to repurchase an additional 1,139,393 shares.

The Board declared quarterly dividends of $0.13 per share of common stock in each of the first three quarters of 2010 and 2009, resulting in a total of $10.1 million and $9.9 million, respectively, in dividend payments paid by the Company.

6.	Net Income Per Share

The Company utilizes the two-class method to compute net income per share. The two-class method allocates a portion of net income to participating securities, which include unvested awards of share-based payments with non-forfeitable rights to receive dividends. Net income allocated to unvested share-based payments is excluded from net income allocated to common shares. Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options.

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)

Net income	$7,234	$5,832	$14,651	$19,383
Less income allocated to participating securities	214	156	428	554
Net income allocated to common shares	$7,020	$5,676	$14,223	$18,829

Weighted average common shares outstanding	25,312	24,850	25,258	24,717
Incremental shares from assumed conversions of common stock options	111	154	105	150
Adjusted weighted average common shares outstanding	25,423	25,004	25,363	24,867

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	339	489	492	560

The 2009 net income per share amounts have been adjusted to reflect the utilization of the two- class method, resulting in a reduction to the basic and diluted net income per share of $0.02 and $0.01 per share, respectively, for the nine months ended September 30, 2009.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

The following table presents certain information related to Administaff’s results of operations for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,
	2010	2009	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.444 billion and $2.322 billion, less worksite employee payroll cost of $2.030 billion and $1.931 billion, respectively)	$414,146	$390,908	5.9%
Gross profit	73,686	71,101	3.6%
Operating expenses	61,608	61,538	0.1%
Operating income	12,078	9,563	26.3%
Other income	286	478	(40.2)%
Net income	7,234	5,832	24.0%
Diluted net income per share of common stock	0.28	0.23	21.7%

Statistical Data:
Average number of worksite employees paid per month	108,440	107,625	0.8%
Revenues per worksite employee per month(1)	$1,273	$1,211	5.1%
Gross profit per worksite employee per month	227	220	3.2%
Operating expenses per worksite employee per month	189	191	(1.0)%
Operating income per worksite employee per month	37	30	23.3%
Net income per worksite employee per month	22	18	22.2%
_________________________

(1)	Gross billings of $7,513 and $7,192 per worksite employee per month, less payroll cost of $6,240 and $5,981 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2010 increased 5.9% over the 2009 period due to a 5.1%, or $62 increase in revenues per worksite employee per month and a 0.8% increase in the average number of worksite employees paid per month.

By region, our revenues compared to the third quarter of 2009 and revenue distribution for the quarters ended September 30, 2010 and 2009 were as follows:

	Three months ended September 30,			Three months ended September 30,
	2010	2009	% Change	2010	2009
	(in thousands)			(% of total revenues)

Northeast	$99,351	$87,448	13.6%	24.3%	22.5%
Southeast	44,728	43,844	2.0%	10.9%	11.3%
Central	59,923	58,538	2.4%	14.6%	15.1%
Southwest	124,504	122,344	1.8%	30.5%	31.5%
West	80,732	76,111	6.1%	19.7%	19.6%
	409,238	388,285	5.4%	100.0%	100.0%
Other revenue	4,908	2,623	87.1%
Total revenue	$414,146	$390,908	5.9%

The decline in U.S. economic activity and associated reductions in employment levels late in 2008 and in 2009 impacted the Company’s client base and target market.  The net employee reduction within our existing client base and client terminations exceeded additions of worksite employees through new client sales throughout 2009 and the first half of 2010.  However, our average number of paid worksite employees has increased 5.3% from the first quarter of 2010 to the third quarter of 2010.  Our average number of paid worksite employees increased 0.8% in the third quarter of 2010 as compared to the third quarter of 2009.  During the third quarter of 2010, the net change in existing clients, new client sales and client retention improved as compared to the third quarter of 2009.

Gross Profit

Gross profit for the third quarter of 2010 increased 3.6% to $73.7 million, compared to the third quarter of 2009.  The average gross profit per worksite employee increased 3.2% to $227 per month in the 2010 period from $220 per month in the 2009 period.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 5.1% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 5.5% to $1,046 per worksite employee per month in the third quarter of 2010 versus $991 in the third quarter of 2009.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $29 per worksite employee per month, or 6.6% on a cost per covered employee basis compared to the third quarter of 2009.  Benefits costs include claims associated with former worksite employees who elect coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), which typically are double the active participant claim levels.  Prior to the increased participation in COBRA that resulted from the American Recovery and Reinvestment Act of 2009, as amended (“ARRA”) legislation, our historical COBRA participation levels were approximately 3.8% of United Plan participants.  Please read “Risk Factors” on page 31 for a discussion of ARRA.  The number of individuals electing COBRA coverage has decreased from 6.9% of participants in the United Plan in the third quarter of 2009 to 6.4% in the third quarter of 2010.  The percentage of worksite employees covered under our health insurance plans was 73.7% in the 2010 period compared to 74.6% in the 2009 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 13.5%, or $4 per worksite employee per month compared to the third quarter of 2009.  As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.58% in the 2010 period from 0.53% in the 2009 period, primarily due to a decline in the reductions for changes in estimated losses related to prior periods.  During the 2010 period, the Company recorded reductions in workers’ compensation costs of $2.0 million, or 0.10% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $3.6 million, or 0.20% of non-bonus payroll costs, in the 2009 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 10 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 5.9%, or $19 per worksite employee per month compared to the third quarter of 2009.  Payroll taxes as a percentage of payroll cost were 6.50% in the 2010 period compared to 6.46% in the 2009 period.  The increases in payroll tax costs were due primarily to higher state unemployment tax rates, which increased significantly over the 2009 period, as a result of unemployment claims experienced during 2009.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the three months ended September 30, 2010 and 2009.

	Three months ended September 30,			Three months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$34,866	$34,644	0.6%	$107	$107	—
Stock–based compensation	1,970	2,184	(9.8)%	6	7	(14.3)%
General and administrative expenses	15,546	15,111	2.9%	48	47	2.1%
Commissions	2,889	2,807	2.9%	9	9	—
Advertising	2,605	2,632	(1.0)%	8	8	—
Depreciation and amortization	3,732	4,160	(10.3)%	11	13	(15.4)%
Total operating expenses	$61,608	$61,538	0.1%	$189	$191	(1.0)%

Operating expenses increased less than 1.0% to $61.6 million compared to $61.5 million in the third quarter of 2009.  Third quarter 2010 operating expenses include $ 1.7 million related to the acquisition and on-going operating expenses associated with the ExpensAble and Galaxy Technologies acquisitions.  Operating expenses per worksite employee per month decreased to $189 in the 2010 period versus $191 in the 2009 period.  The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 0.6% and remained flat on a per worksite employee per month basis compared to the 2009 period.

•
Stock-based compensation decreased 9.8%, or $1 per worksite employee per month compared to the 2009 period.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.

•	General and administrative expenses increased 2.9%, or $1 per worksite employee per month compared to the third quarter of 2009.

•	Commissions expense increased 2.9%, but remained flat on a per worksite employee per month basis compared to the 2009 period.

•	Advertising costs decreased 1.0%, but remained flat on a per worksite employee per month basis compared to the 2009 period.

•	Depreciation and amortization expense decreased 10.3%, or $2 per worksite employee per month compared to the 2009 period, due primarily to the reduction in capital expenditures during 2009 and 2010.

Other Income (Expense)

Other income (expense) decreased from $478,000 in the third quarter of 2009 to approximately $286,000 in the 2010 period due to the continued decline in interest rates.

Income Tax Expense

Our effective income tax rate was 41.5% in the 2010 period compared to 41.9% in the 2009 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $37 and $22 in the 2010 period, versus $30 and $18 in the 2009 period.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

The following table presents certain information related to Administaff’s results of operations for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,
	2010	2009	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $7.274 billion and $7.223 billion, less worksite employee payroll cost of $5.990 billion and $5.966 billion, respectively)	$1,284,226	$1,257,199	2.1%
Gross profit	217,728	226,629	(3.9)%
Operating expenses	193,320	195,564	(1.1)%
Operating income	24,408	31,065	(21.4)%
Other income	744	1,415	(47.4)%
Net income	14,651	19,383	(24.4)%
Diluted net income per share of common stock	0.56	0.76	(26.3)%

Statistical Data:
Average number of worksite employees paid per month	105,603	109,306	(3.4)%
Revenues per worksite employee per month(1)	$1,351	$1,278	5.7%
Gross profit per worksite employee per month	229	230	(0.4)%
Operating expenses per worksite employee per month	203	199	2.0%
Operating income per worksite employee per month	26	32	(18.8)%
Net income per worksite employee per month	15	20	(25.0)%
_________________________

(1)	Gross billings of $7,653 and $7,342 per worksite employee per month, less payroll cost of $6,302 and $6,064 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2010, increased 2.1% over the 2009 period due to a 5.7%, or $73 increase in revenues per worksite employee per month, offset by a 3.4% decrease in the average number of worksite employees paid per month.

By region, our revenues compared to the first nine months of 2009 and revenue distribution for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009
	(in thousands)			(% of total revenues)

Northeast	$306,610	$279,828	9.6%	24.1%	22.4%
Southeast	138,774	139,062	(0.2)%	10.9%	11.1%
Central	188,618	189,833	(0.6)%	14.8%	15.2%
Southwest	391,745	395,126	(0.9)%	30.8%	31.7%
West	247,275	245,058	0.9%	19.4%	19.6%
	1,273,022	1,248,907	1.9%	100.0%	100.0%
Other revenue	11,204	8,292	35.1%
Total revenue	$1,284,226	$1,257,199	2.1%

The decline in U.S. economic activity and associated reductions in employment levels have impacted the Company’s client base and target market.  The net employee reduction within our existing client base and client terminations exceeded additions of worksite employees through new client sales throughout 2009 and early 2010.  Our average number of paid worksite employees in the first nine months of 2010 declined 3.4% compared to the first nine months of 2009.  However, our average number of paid worksite employees has increased 5.3% from the first quarter of 2010 to the third quarter of 2010.  During the 2010 period, the net change in existing clients and client retention improved, as compared to the 2009 period, while new client sales declined slightly.

Gross Profit

Gross profit for the first nine months of 2010 decreased 3.9% to $217.7 million, compared to the first nine months of 2009.  The average gross profit per worksite employee decreased 0.4% to $229 per month in the 2010 period from $230 per month in the 2009 period.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 5.7% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 7.1% to $1,122 per worksite employee per month in the first nine months of 2010 versus $1,048 in the first nine months of 2009.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $39 per worksite employee per month, or 7.9% on a cost per covered employee basis compared to the 2009 period.  This increase was due to expected medical cost increases, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the enactment of ARRA legislation.  Please read “Risk Factors” on page 31 for a discussion of ARRA.  The net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  In addition, the number of individuals electing COBRA coverage has increased from 5.8% of participants in the United Plan in the first nine months of 2009 to 6.8% in the first nine months of 2010.  The percentage of worksite employees covered under our health insurance plans was 74.3% in the 2010 period compared to 74.9% in the 2009 period.  Please read Note 2 – “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 2.8%, but remained flat on a per worksite employee per month basis compared to the first nine months of 2009.  As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.61% in the 2010 period from 0.63% in the 2009 period, primarily due to a decline in the actuarial loss development rate for the first nine months of 2010.  During the 2010 period, the Company recorded reductions in workers’ compensation costs of $5.0 million, or 0.09% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $5.2 million, or 0.09% of non-bonus payroll costs, in the 2009 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 10 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 4.0%, or $34 per worksite employee per month compared to the first nine months of 2009.  Payroll taxes as a percentage of payroll cost were 7.7% in the 2010 period compared to 7.5% in the 2009 period.  The increases in payroll tax costs were due primarily to higher state unemployment tax rates, which increased approximately 50.0% over the 2009 period, as a result of unemployment claims experienced during 2009.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the nine months ended September 30, 2010 and 2009.

	Nine months ended September 30,			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$108,558	$108,940	(0.4)%	$114	$111	2.7%
Stock–based compensation	6,148	7,881	(22.0)%	6	8	(25.0)%
General and administrative expenses	47,674	47,111	1.2%	50	48	4.2%
Commissions	8,494	8,976	(5.4)%	9	9	—
Advertising	11,180	10,057	11.2%	12	10	20.0%
Depreciation and amortization	11,266	12,599	(10.6)%	12	13	(7.7)%
Total operating expenses	$193,320	$195,564	(1.1)%	$203	$199	2.0%

Operating expenses decreased 1.1% to $193.3 million compared to the first nine months of 2009.  Operating expenses per worksite employee per month increased to $203 in the 2010 period versus $199 in the 2009 period.  The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff decreased 0.4%, but increased $3 on a per worksite employee per month basis compared to the 2009 period.

•
Stock-based compensation decreased 22.0%, or $2 per worksite employee per month compared to the 2009 period, due primarily to a large number of forfeitures of restricted stock in February 2010.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees over the vesting period.

•	General and administrative expenses increased 1.2%, or $2 per worksite employee per month compared to the 2009 period.

•
Commissions expense decreased 5.4% and remained flat on a per worksite employee per month basis compared to the 2009 period, due to a lower average number of paid worksite employees and lower sales production.

•
Advertising costs increased 11.2%, or $2 per worksite employee per month compared to the 2009 period, due to an increase in the level of marketing and advertising in the first nine months of 2010 as compared to the 2009 period.

•	Depreciation and amortization expense decreased 10.6%, or $1 per worksite employee per month compared to the 2009 period, due primarily to the reduction in capital expenditures during 2009 and 2010.

Other Income (Expense)

Other income (expense) decreased from $1.4 million in the first nine months of 2009 to $744,000 in the first nine months of 2010 due to the continued decline in interest rates.

Income Tax Expense

Our effective income tax rate was 41.8% in the 2010 period compared to 40.3% in the 2009 period due primarily to the impact of non-deductible expenses on lower pre-tax income.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $26 and $15 in the 2010 period, versus $32 and $20 in the 2009 period.

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

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
	(in thousands, except per worksite employee per month data)

Payroll cost (GAAP)	$2,030,006	$1,930,950	5.1%	$5,989,681	$5,965,854	0.4%
Less: Bonus payroll cost	105,674	91,375	15.6%	427,163	409,000	4.4%
Non-bonus payroll cost	$1,924,332	$1,839,575	4.6%	$5,562,518	$5,556,854	0.1%

Payroll cost per worksite employee per month (GAAP)	$6,240	$5,981	4.3%	$6,302	$6,064	3.9%
Less: Bonus payroll cost per worksite employee per month	325	283	14.8%	449	415	8.2%
Non-bonus payroll cost per worksite employee per month	$5,915	$5,698	3.8%	$5,853	$5,649	3.6%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $251.0 million in cash, cash equivalents and marketable securities at September 30, 2010, of which approximately $67.3 million was payable in early October 2010 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $56.4 million of client prepayments that were payable in October 2010.  At September 30, 2010, we had working capital of $137.2 million compared to $127.6 million at December 31, 2009.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2010.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2010 was $47.7 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended September 30, 2010, which ended on a Thursday, client prepayments were $56.4 million and accrued worksite employee payroll was $163.5 million.  In the period ended December 31, 2009, which ended on a Thursday, client prepayments were $13.1 million and accrued worksite employee payroll was $93.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $28.5 million in the first nine months of 2010 and $31.1 million in the first nine months of 2009.  However, our estimate of workers’ compensation loss costs was $23.6 million and $24.1 million in 2010 and 2009, respectively.  During 2010 and 2009, we received $15.6 million and $14.6 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital in both periods.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $23.3 million surplus, $14.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at September 30, 2010.  The premiums owed to United at September 30, 2010, were $7.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 24.4% to $14.7 million in the nine months ended September 30, 2010, compared to $19.4 million in the nine months ended September 30, 2009.  Please read Results of Operations – Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 on page 22.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $55.4 million for the nine months ended September 30, 2010.  Our net investment in marketable securities during the first nine months of 2010 was $38.1 million.  In addition, we invested $5.5 million in the acquisition of ExpensAble and $7.4 million in the acquisition of Galaxy.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $11.4 million for the nine months ended September 30, 2010, including $10.1 million in dividend payments.

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

Beginning in 2011, the Act contains a number of mandates for health insurance plans, some of which are already standard in our group health plan.  For mandates not already included, we have worked with our insurance carriers to incorporate the required changes.  One of the 2011 mandates, the requirement to extend dependent child coverage to age 26, was implemented in the second quarter of 2010 with respect to certain dependent children already covered under our plan.  The Act also provides certain exemptions for “grandfathered plans” in existence on March 23, 2010.  Administaff does not intend to claim a grandfathered plan exemption.  While we are unable to determine the impact of these required plan changes and grandfathered plan rules at this time, in future periods they may result in increased costs to the Company and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset the associated potential increased costs.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Extension of COBRA Continuation Coverage Could Adversely Affect Total Health Care Plan Costs

The American Recovery and Reinvestment Act of 2009, as amended (“ARRA”), provides a 65% subsidy for COBRA continuation coverage premiums for up to 15 months for employees who are involuntarily terminated.  Pursuant to the Temporary Extension Act of 2010 and the Continuing Extension Act of 2010, enacted on March 3, 2010 and April 15, 2010, respectively, eligibility for the COBRA subsidy was extended through May 31, 2010.  Under ARRA, Administaff pays the 65% subsidy and then is reimbursed by the federal government through a credit against payroll taxes.  The remaining 35% is paid by individual participants electing COBRA.  Plan Costs include the net difference between the premiums collected and the associated cost of any COBRA claims.  Historically, the net cost of COBRA claims per enrollee has been approximately double the cost of a non-COBRA enrollee.  The subsidy of COBRA premiums mandated by ARRA, coupled with the severe economic environment, has contributed to an increase in the number of individuals electing COBRA coverage, from 3.8% of participants in the United Plan in the second quarter of 2008 to 6.4% in the third quarter of 2010, resulting in higher benefits costs incurred.  Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total Plan Costs in future periods as well.  Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.  As a result, such increases could have a material adverse effect on our results of operations.  The end date for the ARRA subsidy is currently August 2011. At this time, it does not appear the subsidy will be further extended.

Recently enacted health care reform legislation may increase our costs, impair our ability to match our pricing with any such increased costs, impair our ability to attract and retain clients and thus have an adverse effect on our results of operations.

Congress has recently enacted sweeping health care reform legislation that will be implemented on a staggered basis over the next eight years, and that contains a number of provisions the application of which to our Company and clients is uncertain at this time.  These include but are not limited to the implementation of a small business tax credit; required changes in plan design; new nondiscrimination testing for the group health plan; state insurance exchanges; “pay or play” requirements; and a “Cadillac plan” excise tax.  This legislation and these provisions are discussed in more detail under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislative Developments—Health Care Reform.”  We are currently in the process of reviewing the impact of health care reform on our company and clients, and thus are unable at this time to determine the long-term impact of such legislation on our business.  However, health care reform as mandated and implemented under the Act and any future federal or state mandated health care reform could materially and adversely affect our financial position and results of operations by increasing our costs, hindering our ability to effectively match our cost of providing health insurance with our pricing and hindering our ability to attract and retain clients.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Administaff during the three months ended September 30, 2010, of equity securities that are registered by Administaff pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program (1)
07/01/2010 – 07/31/2010	—		$—	12,110,607	1,389,393
08/01/2010 – 08/31/2010	250,000	(1)	21.70	12,360,607	1,139,393
09/01/2010 – 09/30/2010	1,533	(2)	25.31	12,360,607	1,139,393
Total	251,533		$21.72	12,360,607	1,139,393
_______________

(1)
Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 13,500,000 shares of Administaff common stock, of which 12,360,607 shares had been repurchased as of September 30, 2010.  During the three months ended September 30, 2010, 250,000 shares were repurchased under the repurchase program.  Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

(2)
These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock.  The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date.  These shares are not subject to the repurchase program described above.

ITEM 6.  EXHIBITS

(a)	List of exhibits.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.(1)
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.DEF	**	XBRL Extension Definition Document.
___________________
*	Filed with this report.

**	Filed electronically with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2010 and 2009; (ii) the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; and the Consolidated Statements of Cash Flows for the periods ended September 30, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Administaff, Inc.

Date: November 1, 2010	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)