Form 10-K
period 2010-12-31
ADMINISTAFF INC \DE\
filed 2011-02-14
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of February 7, 2011, 26,117,931 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.  As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2010, closing price of the common stock as reported by the New York Stock Exchange) was approximately $547 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 17, 2011, which the registrant intends to file within 120 days of the end of the fiscal year.

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

ITEM 1.   BUSINESS.

General

Administaff is a human resource (“HR”) services company.  Our primary HR service is our professional employer organization (“PEO”) service, which provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets.  We were organized as a corporation in 1986 and have provided HR services since inception.

In addition to our PEO service, we provide business performance improvement services and software solutions to assist small to medium-sized businesses.  These services include record keeping for defined contribution plans, recruiting and employee screening services, and software solutions for employee expense management, time and attendance, performance management, and organizational planning, which we offer via desktop applications and software as a service (“SaaS”) delivery models.

Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339.  Our telephone number at that address is (281) 358-8986 and our website address is http://www.administaff.com.  Our stock is traded on the New York Stock Exchange under the symbol “ASF.”  Periodic Securities and Exchange Commission (“SEC”) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Our Personnel Management System, included in our PEO service, is designed to improve the productivity and profitability of small and medium-sized businesses.   It relieves business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses.  It also promotes employee performance through human resource management techniques designed to improve employee satisfaction.  We provide the Personnel Management System by entering into a Client Service Agreement (“CSA”), which establishes a three-party relationship whereby we and our client act as co-employers of the employees who work at the client’s location (“worksite employees”).  Under the CSA, we assume responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for various other purposes.  We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client.  The comprehensive service fee consists of the payroll of our worksite employees and a markup computed as a percentage of the payroll cost of the worksite employees.

We accomplish the objectives of the Personnel Management System through a “High Touch/High Tech” approach to service delivery.   In advisory areas, such as recruiting, employee performance management and employee training, we employ a high touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution.  For transactional processing, we employ a high tech approach that provides secure, convenient information exchange among Administaff, our clients and our worksite employees, creating efficiencies for all parties.  The primary component of the high tech portion of our strategy is the Employee Service Center (“ESC”).  The ESC is our web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO services to our clients and worksite employees.

As of December 31, 2010, we had 51 sales offices in 24 markets.  Our long-term strategy is to operate approximately 90 sales offices located in 40 strategically selected markets.

Our national expansion strategy also includes multiple service centers, which coordinate PEO services for clients on a regional basis and localized face-to-face human resource services.  As of December 31, 2010, we had four regional service centers, and had human resource and client service personnel located in a majority of our 24 sales markets, which serviced an average of 111,249 worksite employees per month in the fourth quarter of 2010.

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

A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities.  Administaff and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry.  Currently, 37 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.  State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law.  We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all 37 of these states.  The cost of compliance with these regulations is not material to our financial position or results of operations.

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
•      Federal Income Contribution Act (FICA);
•      Federal Unemployment Tax Act (FUTA);
•      Fair Labor Standards Act (FLSA)*;
•      Employee Retirement Income Security Act,
        as amended (ERISA);
•      Consolidated Omnibus Budget Reconcilia-
        tion Act of 1985 (COBRA)*;
•      Immigration Reform and Control Act
        (IRCA);
•      Title VII (Civil Rights Act of 1964)*;
•      Americans with Disabilities Act (ADA)*;
•      Age Discrimination in Employment Act
        (ADEA)*;
•      Patient Protection and Affordable Care Act;

•      The Family and Medical Leave Act (FMLA)*;
•      Health Insurance Portability and
        Accountability Act (HIPAA);
•      Drug-Free Workplace Act*;
•      Occupational Safety and Health Act
        (OSHA)*;
•      Worker Adjustment and Retraining
        Notification Act (WARN)*;
•      Uniformed Services Employment and
        Reemployment Rights Act (USERRA);
•      State unemployment and employment
        security laws;
•      State workers’ compensation laws; and
•      Health Care and Education Reconciliation
        Act of 2010.

* And similar state laws

While these regulations are complex, and in some instances overlapping, we assist our clients in achieving compliance with these regulations by providing services in four primary categories:

•	administrative functions;
•	benefit plans administration;
•	personnel management; and
•	employer liability management.

Mid-market Offering.  We believe the mid-market sector, which we define as those companies with employees ranging from 150 to 2,000 worksite employees, has historically been under-served by the PEO industry.  As a result, we have undertaken an effort over the past four years to refine our sales and marketing strategies, as well as our service delivery approach.  Currently we have a dedicated sales management and consulting staff who concentrate solely on the mid-market sector.  In addition, we have service personnel who have been trained and specialize in the mid-market sector.  The mid-market sector, which represented approximately 15% of our total paid worksite employees during 2010, increased 11% over 2009.

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

Employer Liability Management.  Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide.  For many of those employment-related responsibilities that are the responsibility of the client or that we share with our clients, we may assist our clients in managing and limiting exposure.  This includes first time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workplace accidents and consequently, workers’ compensation claims.  We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and participate in termination decisions to attempt to minimize liability on those grounds.  While we do not provide legal services to our clients, we employ in-house and external counsel, specializing in several areas of employment law, who have broad experience in disputes concerning the employer/employee relationship and who provide support to our human resources service specialists.  As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government regulations and notify clients of the potential effect of such changes on employer liability.

Employee Service CenterSM.  The Employee Service Center (“ESC”) is our web-based interactive PEO service delivery platform, which is designed to provide automated, personalized PEO content and services to our clients and worksite employees.  The ESC provides a wide range of functionality, including:

•	WebPayrollSM for the submission and approval of payroll data;
•	client-specific payroll information and reports;
•	employee information, including online check stubs and pay history reports;
•	employee benefits enrollment and changes;
•	employee-specific benefits content, including summary plan descriptions and enrollment status;
•	access to 401(k) plan information through the Retirement Service CenterSM;
•	online human resources forms;
•	best practices human resource management process maps and process overviews;
•	an online personnel guide;
•	e-Learning web-based training;
•	online recruiting services;
•	links to benefits providers and other key vendors; and
•	frequently asked questions.

MarketPlaceSM.  Through our many alliances with best-of-class providers, Administaff’s MarketPlace is an eCommerce portal that brings a wide range of product and services to our clients, worksite employees and their families.  MarketPlace also features the Business Network, where our clients can offer their products and services to other clients and worksite employees.

Adjacent Business Unit Offerings

In 2010, we began to execute an Adjacent Business Unit (“ABU”) growth strategy, which seeks to expand the number of business performance improvement services available to our current and prospective client base.  A key element of the ABU strategy includes the acquisition of certain human resource technology companies that provide services through a SaaS delivery model, as well as record keeping for defined contribution plans, recruiting and employee screening services.  Administaff also looks to leverage the existing customer relationships of the ABUs to cross sell our PEO services and various ABU services.  During 2010, total ABU revenues unrelated to PEO services were less than 1% of our total revenues.  The following are the key components of our ABU services:

Performance Management Software.  In 2010, we announced the rebranding of our human resource software offering, PerformSmart, formerly known as HRTools, and launched Performance Now Online, the newly developed SaaS solution for employee performance reviews.  The new product expands and complements our existing small business software applications related to job descriptions, performance reviews, and personnel policies and procedures.  We plan to integrate these applications into our PEO services in 2011 and will continue to sell to small business customers through online subscription arrangements, packaged software ordered online, or through various reseller arrangements.

Employment Screening Services.  Our employment screening services company, USDatalink, offers a customized approach to background-check reporting for companies, including our PEO clients, that outsource this portion of their employment-screening process. Services include criminal records checks; verifying employment history or education; conducting driving record, civil record and credit history checks; and confirming extraordinary credentials.

Expense Management Software.  Our expense management software division, ExpensAble, delivers employee expense management solutions that automate employee expense reporting, enforce travel and expense policies, and provide management reporting and analysis.  The software is delivered both as a SaaS solution and as a desktop software product.

Time and Attendance Software.  Our time and attendance software division, Galaxy Technologies, provides small to medium-sized businesses, including PEO clients, with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into customers’ payroll processing and accounting systems.  The software is delivered both as a SaaS solution and as a desktop software product.

Organizational Planning Software.  In January 2011, we entered the organizational planning and analysis software solution business with our acquisition of certain assets from HumanConcepts associated with the OrgPlus desktop product lines for small and medium-sized businesses and a source code license for a SaaS based version.  OrgPlus facilitates the creation, management and communication of detailed organization charts.

Client Service Agreement

All PEO clients execute an Administaff CSA.  The CSA generally provides for an on-going relationship between Administaff and the PEO client.  The CSA generally is subject to termination by Administaff or the client upon 30 days written notice or upon shorter notice in the event of default.  The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs.  Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs.  This practice aligns clients’ payments to Administaff for payroll taxes with Administaff’s obligations to make payments to tax authorities, which are higher in the earlier part of the year, and decrease as limits on wages subject to payroll tax, are reached.  New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in Administaff’s improving profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.

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

•	Employee benefits administration of plans sponsored solely by Administaff.

Client

•	Payment, through Administaff, of commissions, bonuses, paid leaves of absence and severance payments;
•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity based compensation;
•	Ownership and protection of all client intellectual property rights;
•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions;
•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits;
•	Professional licensing requirements, fidelity bonding and professional liability insurance;
•	Products produced and/or services provided; and
•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans.

Joint

•	Implementation of policies and practices relating to the employee/employer relationship; and
•
Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act, and immigration laws and regulations.

We maintain employment practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims, and as a result, the costs in excess of insurance premiums we incur with respect to this exposure have historically been insignificant to our operating results.

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

PEO Clients

Administaff’s PEO services provide a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community.  We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resource practices.  We refer to clients with 150 to 2,000 employees as mid-market clients.  These clients, which represented approximately 15% of our total client base as of December 2010, are marketed to and serviced by sales and service personnel, who specialize in the mid-market sector.  We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community.  We serve clients and worksite employees located throughout the United States.  By region, our 2010 revenue change compared to 2009 and revenue distribution for the year ended December 31, 2010, was as follows:

	Revenue Change	% of Total Revenues

Northeast	11.5%	24.2%
Southeast	0.7%	10.8%
Central	1.3%	14.8%
Southwest	0.7%	30.7%
West	3.1%	19.5%

As part of our client selection strategy, we generally do not offer our PEO services to businesses falling within certain specified NAICS (North American Industry Classification System) codes, attempting to minimize our exposure to certain industries we believe present a higher employer risk such as employee injury, high turnover or litigation.  All prospective PEO clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resource practices.

Our client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base

Computer and information services	21
Management, administration and consulting services	16
Finance, insurance and real estate	14
Manufacturing	8
Wholesale trade	8
Engineering, accounting and legal services	7
Medical services	6
Construction	5
Retail trade	5
Other	10

This diverse client base lowers our exposure to downturns or volatility in any particular industry.  However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client retention.  During 2010 and 2009, our retention rate was approximately 80% and 76%, respectively. Administaff’s client retention record over the last five years reflects that approximately 77% of our PEO clients remain for more than one year.  The average annual retention rate over the last five years was approximately 79%.  Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

As of December 31, 2010, we had 51 sales offices located in 24 markets.  Our long-term goal is to operate 90 sales offices in 40 strategically selected markets.  Our sales offices typically consist of six to eight sales representatives, a district sales manager and an office administrator.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Administaff’s markets and their respective year of entry are as follows:

Market	Sales Offices	Initial Entry Date

Houston	5	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	4	1993
Atlanta	4	1994
Phoenix	2	1995
Chicago	2	1995
Washington D.C.	3	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	4	1999
Baltimore	1	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Raleigh	1	2006
Jacksonville	1	2007
Kansas City	1	2007
Columbus	1	2010

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

We continuously seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resource services and to more successfully reach our target market.  We have an agreement with the Professional Golf Association Champions Tour to be the title sponsor of the annual Administaff Small Business Classic professional golf tournament held annually in Houston, Texas.  In addition, we have arrangements with Arnold Palmer and Jim Nantz, a sports commentator, to serve as our national spokespersons.  Our marketing campaigns use this event and the relationships with Mr. Palmer and Mr. Nantz as a focal point of our brand marketing efforts.

Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet.  These leads result in initial presentations to prospective PEO clients, and ultimately, prospective PEO client census reports.  A prospective PEO client’s census report reflects information gathered by the sales representative about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary and desired level of benefits.  This information is entered into our customized bid system, which applies Administaff’s proprietary pricing model to the census data, leading to the preparation of a bid.  Concurrent with this process, we evaluate the prospective client’s workers’ compensation, health insurance, employer practices and financial stability from a risk management perspective.  Upon completion of a favorable risk evaluation, the sales representative presents the bid and attempts to enroll the prospect.  Our selling process typically takes approximately 90 days for clients with less than 150 employees, and up to approximately 180 days for larger clients.

Competition

Administaff provides a value-added, full-service human resources solution through its PEO services, which we believe is most suitable to a specific segment of the small and medium-sized business community.  This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry.  Based on an analysis of the 2007 through 2009 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Administaff on a per worksite employee per month basis.  During the three-year period from 2007 through 2009, our staff support ratio averaged 49% higher than the PEO industry average, while gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 124% and 140%, respectively.

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

Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition to be the traditional in-house provision of human resource services.  The PEO industry is highly fragmented, and we believe Administaff is one of the largest PEO service providers in the United States.  Our largest national competitors include PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other PEOs, such as TriNet.  In addition, we compete to some extent with: i) fee-for-service providers such as payroll processors and human resource consultants; ii) human resource technology solution companies; and iii) large regional PEOs in certain areas of the country.  As Administaff and other large PEO service providers expand nationally, we expect that competition may intensify.

Vendor Relationships

Administaff provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and member insurance companies of ACE American Insurance Company (“ACE”) to be the most significant elements of our employee benefits package.  These contracts would be the most difficult to replace.

We provide group health insurance coverage to our worksite employees through a national network of carriers including United, Kaiser Permanente, Blue Shield of California, Hawaii Medical Service Association, Unity Health Plans and Tufts, all of which provide fully insured policies or service contracts.  The health insurance contract with United provides approximately 91% of our health insurance coverage and expires on December 31, 2013, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Benefits Costs” on page 31.

Our workers’ compensation coverage (the “ACE Program”) has been provided through an arrangement with ACE since 2007.  The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of the ACE Program, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 32.

Information Technology

Administaff utilizes a variety of information technology capabilities to provide its human resource services to PEO clients and worksite employees and for its own administrative and management information requirements.

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

Administaff has hosting facilities located at our corporate headquarters in Kingwood, Texas (a suburb of Houston), and in Bryan, Texas.  The hosting facilities house all of our business applications, telecommunications equipment and network equipment.  Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments.  Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required.  Periodically, we perform testing to ensure the disaster recovery capabilities remain effective and available.  The Company also utilizes additional leased hosting facilities for certain of its sales offices.

We have a state-of-the-art network infrastructure, which ensures appropriate connectivity exists among all of our facilities and employees, and which provides appropriate Internet connectivity to conduct business with our clients and worksite employees.  The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.

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

Industry Regulations

Administaff’s PEO operations are affected by numerous federal and state laws relating to tax, insurance and employment matters.  By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws.  Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers.  Currently, 37 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

Certain federal and state statutes and regulations use the terms “employee leasing” or “staff leasing” to describe the arrangement among a PEO and its clients and worksite employees.  The terms “employee leasing,” “staff leasing” and “professional employer arrangements” are generally synonymous in such contexts and describe the arrangements we enter into with our PEO clients and worksite employees.

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

Generally, employee benefit plans are subject to provisions of the Code, ERISA and COBRA.

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

Patient Protection and Affordable Care Act.  The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”).  The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service, the U.S. Department of Health & Human Services, and the states.  Because many provisions of the Act do not become operative until future years, the Act did not have a material adverse impact on our results of operations in 2010, and we do not expect the Act to have a material adverse impact on our results of operations in 2011.  However, given the length and complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of yet to be issued regulatory guidance, we are unable to determine the impact of the Act on our health insurance plan in future periods.

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

Our review of the Act is ongoing, but we have initially identified certain provisions that could materially affect the Company.  Beginning in 2010, the Act provides for a small business tax credit for eligible companies offering health care coverage to employees.  Based upon information contained in the Congressional Record, which specifically references professional employer organizations, we believe that these tax credits will be available to our clients that meet the qualification requirements.  However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether qualifying small business clients of a professional employer organization are entitled to the tax credits.  At this time, we are unable to determine whether this issue will have an adverse effect on our operations or our ability to attract and retain clients.

Beginning in 2011, the Act contains a number of mandates for health insurance plans, some of which are already standard in our group health plan.  For mandates not already included, we have worked with our insurance carriers to incorporate the required changes.  One of the 2011 mandates, the requirement to extend dependent child coverage to age 26, was implemented in the second quarter of 2010 with respect to certain dependent children already covered under our plan.  The Act also provides certain exemptions for “grandfathered plans” in existence on March 23, 2010.  Administaff did not claim a grandfathered plan exemption.  While we are unable to determine the impact of these required plan changes and grandfathered plan rules at this time, in future periods they may result in increased costs to the Company and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset the associated potential increased costs.

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

Moreover, multiple lawsuits challenging the constitutionality of the Act are currently pending in the federal court system.  There have been conflicting rulings issued in these lawsuits as to whether or not certain provisions of the Act are constitutional.  Most recently, on January 31, 2011, a federal court in Florida ruled that the entire Act was unconstitutional.  The final resolution of these legal challenges is subject to the appellate process and may ultimately require a ruling by the United States Supreme Court.

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

State Unemployment Taxes

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on Administaff’s prior years’ compensation experience in each state.  Certain rates are determined, in part, by each client’s own compensation experience.   In addition, states have the ability under law to increase unemployment tax rates to cover deficiencies in the unemployment tax funds.  Due to the recent deterioration in U.S. economic activity and the associated reductions in employment levels, the state unemployment funds have experienced a significant increase in the number of unemployment claims.  Accordingly, state unemployment tax rates increased substantially in 2010 and 2011.  Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later.  Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.

State Regulation

While many states do not explicitly regulate PEOs, 37 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  The Company is in compliance with the requirements in all 37 states.   Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.

Corporate Office Employees

We had approximately 1,900 corporate employees as of December 31, 2010.  We believe our relations with our corporate employees are good.  None of our corporate employees is covered by a collective bargaining agreement.

Intellectual Property

Administaff currently has registered trademarks, copyrights and other intellectual property.  We believe our trademarks as a whole are of considerable importance to our business.

ITEM 1A.  RISK FACTORS.

Factors That May Affect Future Results and the Market Price of Common Stock

Continued Effects of the Economic Recession may Adversely Affect our Industry, Business and Results of Operations

Over the past several years, the United States economy has experienced negative economic conditions.  Although conditions have improved over the last year, the future economic environment may continue to be less favorable than in years past.  In addition, disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on business loans.  The continued effects of the economic recession or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our clients.  Recent economic conditions have had, and may continue to have, a corresponding negative impact on our operating results as some of our clients may suffer business failures, and others may react to worsening conditions by reducing their employee headcount, lowering their wage and bonus levels, lowering their spending on other human resources benefits and services or determining not to outsource those services to us.  In addition, economic conditions may impair our ability to attract new clients.  These circumstances significantly impacted our 2009 results.  The decline in U.S. economic activity and associated reductions in employment levels in 2009 and the latter half of 2008 impacted the Company’s small business customer base and target market.  Our average worksite employees per month in 2009 declined 7.0% compared to 2008.  However, during 2010, our average number of paid worksite employees increased 8.0% from the first quarter of 2010 to 111,249 in the fourth quarter of 2010.  Continued or increased negative economic conditions could have a material adverse effect on our future financial results.

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

Increases in Health Insurance Premiums or Inability to Secure Replacement Contracts on Competitive Terms could have a Material Adverse Effect on our Financial Condition or Results of Operations

Maintaining health insurance plans that cover worksite employees is a significant part of our business.  Our primary health insurance contract expires on December 31, 2013, subject to cancellation by either party upon 180 days notice.  In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.

Health insurance premiums are in part determined by our claims experience and comprise a significant portion of our direct costs.  We employ extensive risk management procedures in an attempt to control our claims incidence and structure our benefits contracts to provide as much cost stability as possible.  However, if we experience a sudden and unexpected large increase in claim activity, our health insurance costs could increase.  Claim activity levels are impacted by a number of factors, including, but not limited to, macro-economic changes, proposed and enacted regulatory changes and medical outbreaks.  Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs,” on page 31.

Health Care Reform could Affect the Company’s Health Insurance Plan

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

We are currently unable to determine all of the impacts of the required plan changes and provisions resulting from the Act. In future periods the changes may result in increased costs to the Company and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs.  For additional information related to PPACA, please read Item 1. “Business – Industry Regulations – Patient Protection and Affordable Care Act,” on page 14.

Increases in Workers’ Compensation Costs or Inability to Secure Replacement Coverage on Competitive Terms could Lead to a Significant Disruption to our Business

Our workers’ compensation coverage has been provided through an arrangement with ACE since 2007.  Under our current arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence and the economic burden for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed the first $1 million.  ACE bears the burden for all claims in excess of these levels. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with ACE, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 32.

Workers’ compensation costs are a significant portion of our direct costs.  If we were to experience a sudden and unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.

The current workers’ compensation coverage with ACE expires on September 30, 2011.  In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

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

Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates may be Limited

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state.  Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received.  In addition, some states have the ability under law to increase unemployment tax rates retroactively to cover deficiencies in the unemployment fund.  Due to the recent deterioration in U.S. economic activity and the associated reductions in employment levels, the state unemployment funds have experienced a significant increase in the number of unemployment claims.  Accordingly, state unemployment tax rates increased substantially in 2010 and 2011.  Generally, our contractual agreements allow us to incorporate such increases into our service fees upon the effective date of the rate change.  However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to state unemployment taxes, please read Note 11 to the financial statements, “Commitments and Contingencies,” on page F-27.

Our Contracts may be Cancelled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients could Materially and Adversely Affect our Financial Conditions and Results of Operations

Our standard CSA can generally be cancelled by us or the client with 30 days notice.  Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations.  In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA.  Our client attrition rate was approximately 20% in 2010.  There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate.

Established Competitors and New Market Entrants may have Greater Resources that Give Them Competitive Advantage over Us

The human resource services industry, including the PEO industry, is highly fragmented.  Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size or larger.  We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies and human resource consultants.  Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc.  The PEO divisions of such large business services companies with substantially greater resources than Administaff may be able to provide their PEO services at more competitive prices than we may be able to offer.  Moreover, we expect that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

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

While many states do not explicitly regulate PEOs, 37 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs and several other states are considering such regulation.  Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states.  In addition, there can be no assurance that we will be able to renew our licenses in all states.

Geographic Market Concentration makes our Results of Operations Vulnerable to Economic Factors

Our Houston, Texas (including Houston), and California markets accounted for approximately 13%, 28% and 16%, respectively, of our worksite employees for the year ended December 31, 2010.  Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas and California.

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

Forty-six states and the District of Columbia have enacted notification rules concerning privacy and data protection.  It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material effect on our business.  Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

During the third quarter of 2008, it was publicly reported that American International Group, Inc. (“AIG Parent”) experienced significant financial difficulties, and the United States Federal Reserve (“Federal Reserve”) approved emergency financial assistance to AIG Parent.  AIG Parent received additional financial assistance from the Federal Reserve in 2009.  Selected member insurance companies of AIG Parent (the “Selected Member Carriers”) provide employment practices liability (“EPL”) insurance to Administaff and our clients, and also remain as the carriers for all workers’ compensation claim activity incurred between September 1, 2003 and September 30, 2007.  As of December 31, 2010, AIG held funds of $23.2 million, which is included in restricted cash and deposits on the Company’s Consolidated Balance Sheet, to pay remaining claims under the AIG workers’ compensation program.  Although AIG Parent has publicly stated that its Selected Member Carriers remain well-capitalized and financially secure, in the event that the Selected Member Carriers fail and are placed into receivership or a similar proceeding, the claim funds held by AIG would not necessarily be used to pay the Company’s remaining workers’ compensation claims.  Instead, the claims could be paid by guaranty associations that have been established by most states, many of which could in turn attempt to return the liability for such claims to Administaff.  Moreover, in the event of a failure of the carrier providing the EPL insurance, Administaff may be responsible for the payment of any such claims.  Any such events could have a material adverse effect on Administaff’s financial condition and results of operations.

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

For additional information about our workers’ compensation insurance, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Critical Accounting Policies and Estimates ─ Workers’ Compensation Costs” on page 32.

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

Failure to Integrate or Realize the Expected Return on Our new Adjacent Business  Strategy, Including Acquisitions, could have a Material and Adverse Impact on our Financial Condition and Results of Operations

We have recently adopted a strategy to market and sell products and services outside of the core PEO service.  As a part of this strategy, periodically we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets.  New business strategies and the acquisition of new businesses involve risk, including those associated with integrating the operations, technologies and personnel.  Failure to effectively integrate newly acquired businesses could result in us not achieving anticipated revenues and cost savings.  Acquiring new businesses could also result in the loss of customers, employees or the diversion of management’s attention from other business concerns.  In addition, based on market conditions or changes in operating plans, the fair value of our investments could decline, requiring us to record an impairment charge for all or a portion of the investment.  The failure to effectively integrate new acquisitions, the diversion of management’s attention from other business concerns, or the occurrence of an impairment, could have a material adverse effect on our financial condition or operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We believe our current facilities are adequate for the purposes for which they are intended and they provide sufficient capacity to accommodate our long-term growth and expansion goals.  We believe that short-term leased facilities are readily available if needed to accommodate near-term needs if they arise.  We will continue to evaluate the need for additional facilities based on the extent of our product and service offerings, the rate of customer growth, the geographic distribution of our customer base and our long-term service delivery requirements.

Corporate Facilities

Our corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility.  This 28-acre company-owned office campus includes approximately nine acres of undeveloped land for future expansion.  All development and support operations are located in the Kingwood facility, along with our record retention center and a technology hosting facility.

Service Centers

We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.

The Atlanta service center, which currently services approximately 34% of our worksite employee base, is located in a 40,000 square foot facility under lease until 2014.

The Dallas service center, which currently services approximately 19% of our worksite employee base, is located in a 47,500 square foot facility, which is under lease until 2016.

 The Houston service center, which currently services approximately 23% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2014.  In addition to the service center operations, the facility also contains corporate support operations.

The Los Angeles service center, which currently services approximately 24% of our worksite employee base, is located in a 45,000 square foot facility under lease until 2012.

Sales Offices

As of December 31, 2010, we had PEO sales and service personnel in 36 facilities located in 24 sales markets throughout the United States.  All of the facilities are leased facilities, and some of these facilities are shared by multiple sales offices and/or client service personnel.  As of December 31, 2010, we had 51 sales offices in these 24 markets.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Each sales office is typically staffed by six to eight sales representatives, a district sales manager and an office administrator.  In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets.  We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

Other Offices

We maintain seven leased facilities and one Company-owned facility, which are utilized by various administrative support personnel as well as ABU operations.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations.   Please read Note 11 to financial statements on page F-27, which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2010.

ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages (as of February 7, 2011) and positions of the Company’s executive officers:

Name	Age	Position

Paul J. Sarvadi	54	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	62	President
A. Steve Arizpe	53	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	57	Executive Vice President of Sales and Marketing
Douglas S. Sharp	49	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	44	Senior Vice President of Legal, General Counsel and Secretary

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

Douglas S. Sharp has served as Senior Vice President of Finance, Chief Financial Officer and Treasurer since May 2008.  He served as Vice President of Finance, Chief Financial Officer and Treasurer from August 2003 until May 2008.  Mr. Sharp joined Administaff in January 2000 as Vice President of Finance and Controller.  From July 1994 until he joined Administaff, he served as Chief Financial Officer for Rimkus Consulting Group, Inc.  Prior to that, he served as Controller for a small publicly held company; as Controller for a software company; and as an Audit Manager for Ernst & Young LLP.  Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO.

Dan Herink joined Administaff in 2000 as Assistant General Counsel and was promoted to Associate General Counsel in 2002. He was elected to his current position in May 2007. In his prior responsibilities with Administaff, Herink led the Company’s litigation and property and casualty insurance practice areas and also worked extensively on transactional matters. He previously served as an attorney at Rodriguez, Colvin & Chaney, L.L.P. and McGinnis, Lochridge & Kilgore, L.L.P.  He earned his Bachelor of Science degree in business administration from the University of Nebraska and a Doctorate of Jurisprudence from the University of Texas School of Law, where he was a member of the Texas Law Review and The Order of the Coif.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “ASF.”  As of February 7, 2011, there were 357 holders of record of the common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name.”  The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

2010	High	Low	Dividends per Share

First Quarter	$25.16	$16.46	$0.13
Second Quarter	27.52	21.05	0.13
Third Quarter	29.15	20.74	0.13
Fourth Quarter	29.72	25.07	0.13

2009

First Quarter	$24.44	$18.04	$0.13
Second Quarter	30.63	20.18	0.13
Third Quarter	28.07	20.95	0.13
Fourth Quarter	27.30	21.90	0.13

Dividend Policy

During 2010 and 2009, the Company paid dividends of $13.5 million and $13.3 million, respectively.  The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of Administaff common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
10/01/2010 – 10/31/2010	—	$—	12,360,607	1,139,393
11/01/2010 – 11/30/2010	—	—	12,360,607	1,139,393
12/01/2010 – 12/31/2010	—	—	12,360,607	1,139,393
Total	—	$—	12,360,607	1,139,393

(1)
Since 1999, our Board of Directors has approved the repurchase of up to an aggregate amount of 13,500,000 shares of Administaff common stock, of which 12,360,607 shares had been repurchased as of December 31, 2010.  We did not repurchase any shares of common stock during the three months ended December 31, 2010.

(2)	Unless terminated earlier by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2005, with the Standard & Poor’s Small Cap 600 Index and the Standard & Poor’s 1500 Composite Human Resources and Employment Services Index.  The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2005.

	12/05	12/06	12/07	12/08	12/09	12/10

Administaff, Inc.	100.00	102.61	68.72	53.82	59.94	76.20
S&P Smallcap 600	100.00	115.12	114.78	79.11	99.34	125.47
S&P 1500 Composite Human Resources and Employment Services	100.00	121.73	94.73	67.34	89.90	107.11

This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 29.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$1,719,752	$1,653,096	$1,724,434	$1,569,977	$1,389,464
Gross profit	298,536	287,967	343,739	305,922	282,729
Operating income	37,060	27,033	64,982	62,214	61,565
Net income	22,440	16,574	45,780	47,492	46,506
Diluted net income per share(2)	$0.86	$0.65	$1.76	$1.72	$1.63

Balance Sheet Data:
Working capital	$144,479	$127,627	$98,414	$97,180	$128,401
Total assets	659,845	576,470	616,840	560,651	561,515
Total debt/capital lease obligations	—	—	537	1,166	1,749
Total stockholders’ equity	240,395	223,160	208,479	198,675	228,445
Cash dividends per share	$0.52	$0.52	$0.48	$0.44	$0.36

Statistical Data:
Average number of worksite employees paid per month during period	107,014	108,736	116,957	110,291	100,675
Revenues per worksite employee per month(3)	$1,339	$1,267	$1,229	$1,186	$1,150
Gross profit per worksite employee per month	$232	$221	$245	$231	$234
Operating income per worksite employee per month	$29	$21	$46	$47	$51
_________________

(1)
Gross billings of $10.169 billion, $9.856 billion, $10.372 billion, $9.437 billion and $8.055 billion, less worksite employee payroll cost of $8.449 billion, $8.203 billion, $8.648 billion, $7.867 billion and $6.666 billion, respectively.

(2)	Diluted net income per share has been reduced by the following amounts to reflect the two-class earnings per share method: 2009 - $0.01; 2008 - $0.03; 2007 - $0.02; and 2006 - $0.01.
(3)
Gross billings of $7,919, $7,553, $7,391, $7,130 and $6,667 per worksite employee per month, less payroll cost of $6,580, $6,286, $6,162, $5,944 and $5,517 per worksite employee per month, respectively.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this annual report.  Historical results are not necessarily indicative of trends in operating results for any future period.

The statements contained in this annual report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties.  The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in Item 1A. Risk Factors on page 17 and the uncertainties set forth from time to time in our other public reports and filings and public statements.

Overview

Our PEO services provide a comprehensive Personnel Management System that encompasses a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management, and employee training and development services.  Our long-term strategy continues to be aggregating the best small and medium-sized businesses in the United States on the common platform of our unique human resource service offering, thereby leveraging our buying power to provide additional valuable services to clients.  Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month.  We often use the average number of worksite employees paid during a period as our unit of measurement in analyzing and discussing our results of operations.

While the decline in U.S. economic activity and the associated reductions in employment levels significantly impacted us in 2009, we implemented strategic plans to minimize the impact of these developments in 2010.  Our business plan included, but was not limited to, an increase in our comprehensive service fee in an attempt to recover the higher costs associated with higher COBRA enrollment, and reductions in operating expenses through a 5% reduction in workforce.

We ended 2010 averaging 111,249 paid worksite employees in the fourth quarter, which represents an 8.0% increase over the first quarter of 2010.  Approximately 15% of our paid worksite employees are in our mid-market sector, which is defined as companies with 150 to 2,000 worksite employees.  Our paid mid-market worksite employees increased 11% in 2010 over 2009.  We expect the average number of paid worksite employees to increase to a range of 112,500 to 113,000 in the first quarter of 2011.

Our 2010 average gross profit per worksite employee per month was $232, an $11 increase over 2009.  Higher gross profit per worksite employee per month in 2010 compared to 2009 was primarily the result of a $72 revenue increase, which was offset by a $61 direct cost increase.  The direct cost increase was due primarily to expected increases in medical and payroll tax costs.

Operating expenses were relatively flat in 2010 at $261.5 million; however, this amount includes approximately $5.0 million associated with acquisition costs and operating expenses related to two acquisitions made during the year.  On a per worksite employee per month basis, operating expenses increased from $200 in 2009 to $204 in 2010.

Our net income in 2010 was $22.4 million, a $5.9 million increase compared to 2009.  We ended 2010 with working capital of $144.5 million.  During 2010, we paid $13.5 million in dividends and repurchased shares at a cost of $7.9 million.

Revenues

We account for our revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition. Our PEO gross billings to clients include the payroll cost of each worksite employee at the client location and a markup computed as a percentage of each worksite employee’s payroll cost.  We invoice the gross billings concurrently with each periodic payroll of our worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services.  We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

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

The primary direct costs associated with our PEO revenue-generating activities are:

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

Gross Profit

Our gross profit per worksite employee is primarily determined by our ability to accurately estimate and control direct costs and our ability to incorporate changes in these costs into the gross billings charged to PEO clients, which are subject to contractual arrangements that are typically renewed annually.  We use gross profit per worksite employee per month as our principal measurement of relative performance at the gross profit level.

Operating Expenses

•
Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation.  Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology and administrative support personnel.

•	Stock-based compensation – Our stock-based compensation primarily relates to the recognition of non-cash compensation expense over the vesting period of restricted stock awards.

•	General and administrative expenses – Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices;
•	outside professional service fees related to legal, consulting and accounting services, and acquisition transaction expenses;
•	administrative costs, such as postage, printing and supplies;
•	employee travel expenses; and
•	repairs and maintenance costs.

•
Commissions – Commission expense consists of amounts paid to sales managers and representatives.  Commissions are based on the number of new accounts sold and a percentage of revenue generated by such personnel.

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

We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Benefits costs – We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Blue Shield of California, Hawaii Medical Service Association, Unity Health Plans and Tufts, all of which provide fully insured policies or service contracts.

The health insurance contract with United provides the majority of our health insurance coverage.  As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.

Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheet.  The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2010, Plan Costs were less than the premiums paid and owed to United by $28.9 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $19.9 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheet.  The premiums owed to United at December 31, 2010, were $12.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.

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

The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $759.5 million in 2010:

Change in Completion Rate	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(12,832)	$7,571
(1.0)%	(5,133)	3,028
1.0%	5,133	(3,028)
2.5%	12,832	(7,571)

•
Workers’ compensation costs – Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with the ACE Group of Companies (“ACE”).  Under our arrangement with ACE (the “ACE Program”), we bear the economic burden for the first $1 million layer of claims per occurrence, and effective October 1, 2010, we also bear the economic burden for a maximum aggregate amount of $5 million per policy year for claim amounts that exceed the first $1 million.  ACE bears the economic burden for all claims in excess of these levels.  The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities.  Our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc. (the “AIG Program”).

Because we bear the economic burden for claims up to the levels noted above, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred.  Workers’ compensation insurance includes ongoing healthcare and indemnity coverage whereby claims are paid over numerous years following the date of injury.  Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the years ended December 31, 2010 and 2009, Administaff reduced accrued workers’ compensation costs by $6.2 million and $5.7 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2010 and 2009 was 1.4% and 1.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $45.6 million in 2010:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(1,841)	$1,086
(2.5)%	(920)	543
2.5%	920	(543)
5.0%	1,841	(1,086)

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2010, we received $15.6 million for the return of excess claim funds related to the ACE program, which reduced deposits.  As of December 31, 2010, we had restricted cash of $41.2 million and deposits of $51.7 million.  We have estimated and accrued $96.9 million in incurred workers’ compensation claim costs as of December 31, 2010.  Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

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

To mitigate this risk, we have established very tight credit policies.  We generally require our PEO clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date.  In addition, we maintain the right to terminate the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee.  As a result of these efforts, losses related to customer nonpayment have historically been low as a percentage of revenues.  However, if our clients’ financial conditions were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

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

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statement and do not believe there are any new or pending announcements that will materially impact our financial position or results of operations.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.

The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $10.169 billion and $9.856 billion, less worksite employee payroll cost of $8.449 billion and $8.203 billion, respectively)	$1,719,752	$1,653,096	4.0%
Gross profit	298,536	287,967	3.7%
Operating expenses	261,476	260,934	0.2%
Operating income	37,060	27,033	37.1%
Other income	961	1,616	(40.5)%
Net income	22,440	16,574	35.4%
Diluted net income per share of common stock	0.86	0.65	32.3%

Statistical Data:
Average number of worksite employees paid per month	107,014	108,736	(1.6)%
Revenues per worksite employee per month(1)	$1,339	$1,267	5.7%
Gross profit per worksite employee per month	232	221	5.0%
Operating expenses per worksite employee per month	204	200	2.0%
Operating income per worksite employee per month	29	21	38.1%
Net income per worksite employee per month	17	13	30.8%
_______________

(1)	Gross billings of $7,919 and $7,553 per worksite employee per month, less payroll cost of $6,580 and $6,286 per worksite employee per month, respectively.

Revenues

Our revenues, which represent gross billings net of worksite employee payroll cost, increased 4.0% compared to 2009, due to a 5.7%, or $72 increase in revenues per worksite employee per month, offset in part by a 1.6% decrease in the average number of worksite employees paid per month.  The 5.7% increase in revenues per worksite employee per month was due primarily to increases in the benefits and payroll tax pricing to offset anticipated increases in these direct costs.

By region, our revenue change from 2009 and revenue distribution for years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,			Year ended December 31,
	2010	2009	% Change	2010	2009
	(in thousands)			( % of total revenue)

Northeast	$412,233	$369,761	11.5%	24.2%	22.5%
Southeast	184,223	182,888	0.7%	10.8%	11.1%
Central	251,756	248,544	1.3%	14.8%	15.2%
Southwest	522,518	518,828	0.7%	30.7%	31.6%
West	331,916	321,935	3.1%	19.5%	19.6%
	1,702,646	1,641,956	3.7%	100.0%	100.0%
Other revenue	17,106	11,140	53.6%
Total revenue	$1,719,752	$1,653,096	4.0%

Our growth in the number of worksite employees paid is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  In 2010, our average number of paid worksite employees decreased 1.6% compared to 2009.  However, during 2010 our average number of paid worksite employees increased 8.0% from the first quarter of 2010 to 111,249 in the fourth quarter of 2010, as the net change in existing clients, new client sales and client retention improved throughout 2010.

Gross Profit

Gross profit increased 3.7% to $298.5 million compared to 2009.  The average gross profit per worksite employee increased 5.0% to $232 per month in 2010 versus $221 in 2009.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues per worksite employee per month increased 5.7% to $1,339 on 2010 versus 2009, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 5.8% to $1,107 per worksite employee per month.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $29 per worksite employee per month, or 6.0%, on a per covered employee basis compared to 2009.  This increase was due to expected medical cost increases, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the American Recovery and Reinvestment Act of 2009, as amended (“ARRA”).  ARRA provided a federal subsidy for COBRA premiums and extended the election period for certain terminated employees.  The net costs of claims per COBRA enrollee are approximately double the cost of claims associated with active enrollees.  The number of individuals electing COBRA coverage has declined from 7.2% in the fourth quarter of 2009 to 5.5% in the fourth quarter of 2010.  The percentage of worksite employees covered under our health insurance plan was 74.3% in 2010 versus 74.8% in 2009.  Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 31 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 4.1%, but increased $1 per worksite employee per month compared to 2009.  As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.60% in 2010 from 0.64% in 2009.  During 2010, the Company recorded reductions in workers’ compensation costs of $6.2 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $5.7 million, or 0.08% of non-bonus payroll costs in 2009.  The 2010 period costs include the impact of a 1.4% discount rate used to accrue workers’ compensation loss claims, compared to a 1.8% discount rate used in the 2009 period.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 32 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 5.3%, or $31 per worksite employee per month compared to 2009.   Payroll taxes as a percentage of payroll cost increased from 6.96% in 2009 to 7.11% in 2010.  The increases in payroll tax costs were due primarily to higher state unemployment tax rates, which increased approximately 50% over the 2009 period as a result of unemployment claims experienced during the economic recession and a 4.7% increase in average payroll cost per worksite employee per month.

Operating Expenses

The following table presents certain information related to our operating expenses for the years ended December 31, 2010 and 2009.

	Year ended December 31,			Year ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$146,901	$144,086	2.0%	$115	$110	4.5%
Stock–based compensation	8,126	10,064	(19.3)%	6	8	(25.0)%
General and administrative expenses	63,214	62,381	1.3%	49	48	2.1%
Commissions	11,881	11,800	0.7%	9	9	—
Advertising	16,447	16,011	2.7%	13	12	8.3%
Depreciation and amortization	14,907	16,592	(10.2)%	12	13	(7.7)%
Total operating expenses	$261,476	$260,934	0.2%	$204	$200	2.0%

Operating expenses of $261.5 million were relatively flat compared to 2009.  The 2010 operating expenses included $5.0 million related to acquisition costs and ongoing operating expenses associated with the ExpensAble and Galaxy Technologies acquisitions.  Operating expenses per worksite employee per month increased to $204 in 2010 versus $200 in 2009.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 2.0%, or $5 per worksite employee per month compared to 2009, primarily due to an increase in our incentive compensation accrual associated with our improved operating results compared to 2009.

•
Stock-based compensation decreased 19.3%, or $2 per worksite employee per month compared to 2009, due primarily to a large number of forfeitures in 2010 as a result of employee terminations.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors.  Please read Note 1 to the Consolidated Financial Statements on page F-17 for additional information.

•	General and administrative expenses increased 1.3%, or $1 per worksite employee per month.

•	Commissions expense increased 0.7%, but remained flat on a per worksite employee per month basis compared to 2009.

•	Advertising costs increased 2.7%, or $1 per worksite employee per month compared to 2009.

•	Depreciation and amortization expense decreased 10.2%, or $1 per worksite employee per month compared to the 2009 period, due primarily to the reduction in capital expenditures during 2009 and 2010.

Other Income

Other income decreased to $961,000 in 2010 compared to $1.6 million in 2009, due to the continued decline in interest rates.

Income Tax Expense

During 2010 we incurred federal and state income tax expense of $15.6 million on pre-tax income of $38.0 million.  Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset slightly by tax-exempt interest income.  Our effective income tax rate was 41.0% in the 2010 period compared to 42.1% in the 2009 period.

Net Income

Net income for 2010 was $22.4 million, or $0.86 per diluted share, compared to $16.6 million, or $0.65 per diluted share in 2009.  On a per worksite employee per month basis, net income was $17 in 2010 compared to $13 in 2009.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.

The following table presents certain information related to the Company’s results of operations for the years ended December 31, 2009 and 2008.

	Year ended December 31,
	2009	2008	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $9.856 billion and $10.372 billion, less worksite employee payroll cost of $8.203 billion and $8.648 billion, respectively)	$1,653,096	$1,724,434	(4.1)%
Gross profit	287,967	343,739	(16.2)%
Operating expenses	260,934	278,757	(6.4)%
Operating income	27,033	64,982	(58.4)%
Other income	1,616	7,035	(77.0)%
Net income	16,574	45,780	(63.8)%
Diluted net income per share of common stock	0.65	1.76	(63.1)%

Statistical Data:
Average number of worksite employees paid per month	108,736	116,957	(7.0)%
Revenues per worksite employee per month(1)	$1,267	$1,229	3.1%
Gross profit per worksite employee per month	221	245	(9.8)%
Operating expenses per worksite employee per month	200	199	0.5%
Operating income per worksite employee per month	21	46	(54.3)%
Net income per worksite employee per month	13	33	(60.6)%
_______________

(1)	Gross billings of $7,553 and $7,391 per worksite employee per month, less payroll cost of $6,286 and $6,162 per worksite employee per month, respectively.

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

By region, our revenue change from 2008 and revenue distribution for years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,			Year ended December 31,
	2009	2008	% Change	2009	2008
	(in thousands)			( % of total revenue)

Northeast	$369,761	$363,268	1.8%	22.5%	21.2%
Southeast	182,888	183,091	(0.1)%	11.1%	10.7%
Central	248,544	249,145	(0.2)%	15.2%	14.6%
Southwest	518,828	569,655	(8.9)%	31.6%	33.3%
West	321,935	345,736	(6.9)%	19.6%	20.2%
	1,641,956	1,710,895	(4.0)%	100.0%	100.0%
Other revenue	11,140	13,539	(17.7)%
Total revenue	$1,653,096	$1,724,434	(4.1)%

Our growth in the number of paid worksite employees is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During 2009, our average number of worksite employees declined by 7.0%, as the net change in existing clients, new client sales and client retention declined as compared to 2008.

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

While our revenues per worksite employee per month increased 3.1% to $1,267 in 2009 versus 2008, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 6.3% to $1,046 per worksite employee per month.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $53 per worksite employee per month, or 8.6% on a per covered employee basis compared to 2008.  This increase was due to increased utilization by active participants, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and ARRA.  ARRA provided a federal subsidy for COBRA premiums and extended the election period for certain terminated employees.  The net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  In addition, the number of individuals electing COBRA coverage has increased from 3.8% of participants in the United Plan in the second quarter of 2008 to 7.2% in the fourth quarter of 2009.  The percentage of worksite employees covered under our health insurance plan was 74.8% in 2009 versus 73.5% in 2008.  Please read “—Critical Accounting Policies and Estimates – Benefits Costs” on page 31 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 4.4%, but increased $1 per worksite employee per month compared to 2008.  As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.64% in 2009 from 0.63% in 2008.  During 2009, the Company recorded reductions in workers’ compensation costs of $5.7 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $9.8 million, or 0.13% of non-bonus payroll costs in 2008.  The 2009 period costs include the impact of a 1.8% discount rate used to accrue workers’ compensation loss claims, compared to a 2.6% discount rate used in the 2008 period.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” on page 32 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes decreased 4.9%, but increased $10 per worksite employee per month compared to 2008, due to a 2.0% increase in average payroll cost per worksite employee per month.  Payroll taxes as a percentage of payroll cost increased from 6.94% in 2008 to 6.96% in 2009.

Operating Expenses

The following table presents certain information related to our operating expenses for the years ended December 31, 2009 and 2008.

	Year ended December 31,			Year ended December 31,
	2009	2008	% Change	2009	2008	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$144,086	$153,538	(6.2)%	$110	$110	—
Stock–based compensation	10,064	9,970	0.9%	8	7	14.3%
General and administrative expenses	62,381	69,348	(10.0)%	48	49	(2.0)%
Commissions	11,800	12,665	(6.8)%	9	9	—
Advertising	16,011	17,666	(9.4)%	12	13	(7.7)%
Depreciation and amortization	16,592	15,570	6.6%	13	11	18.2%
Total operating expenses	$260,934	$278,757	(6.4)%	$200	$199	0.5%

Operating expenses decreased 6.4% to $260.9 million in 2009 compared to 2008.  Operating expenses per worksite employee per month increased to $200 in 2009 versus $199 in 2008.  The components of operating expenses changed as follows:

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

Net Income

Net income for 2009 was $16.6 million, or $0.65 per diluted share, compared to $45.8 million, or $1.76 per diluted share in 2008.  On a per worksite employee per month basis, net income was $13 in 2009 compared to $33 in 2008.

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

	Year ended December 31,
	2010	2009	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$8,449,484	$8,202,743	3.0%
Less: bonus payroll cost	839,066	750,351	11.8%
Non-bonus payroll cost	$7,610,418	$7,452,392	2.1%

Payroll cost per worksite employee (GAAP)	$6,580	$6,286	4.7%
Less: Bonus payroll cost per worksite employee	654	575	13.7%
Non-bonus payroll cost per worksite employee	$5,926	$5,711	3.8%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions, debt service requirements and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $278.2  million in cash, cash equivalents and marketable securities at December 31, 2010, of which approximately $128.8 million was payable in early January 2011 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $8.1 million in customer prepayments that were payable in January 2011.  At December 31, 2010, we had working capital of $144.5 million compared to $127.6 million at December 31, 2009.  We currently believe that our cash on hand, marketable securities and cash flows from operations will be adequate to meet our liquidity requirements for 2011.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities

Our cash flows from operating activities in 2010 were $78.8 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the year ended December 31, 2010, which ended on a Friday, client prepayments were $8.1 million and accrued worksite employee payroll was $109.7 million. In the year ended December 31, 2009, which ended on a Thursday, client prepayments were $13.1 million and accrued worksite employee payroll was $93.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $40.3 million in 2010 and $43.4 million in 2009.  However, our estimates of workers’ compensation loss costs were $32.7 million and $33.3 million in 2010 and 2009, respectively.  During 2010 and 2009, we received $15.6 million and $17.0 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in a $28.9 million surplus, $19.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2010.  The premiums owed to United at December 31, 2010, were $12.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheet.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 35.4% to $22.4 million in 2010 from $16.6 million in 2009.  Please read “Results of Operations – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009” on page 35.

Cash Flows Used in Investing Activities

Our cash flows used in investing activities were $58.6 million during 2010.  We invested $39.0 million, net, in marketable securities, $12.9 million in acquisitions and $6.8 million in capital expenditures.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities were $12.5 million during 2010, primarily due to $13.5 million in dividends paid.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of
December 31, 2010, and the effect they are expected to have on our liquidity and capital resources (in thousands):

Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Non-cancelable operating leases	$50,129	$14,116	$22,006	$10,163	$3,844
Purchase obligations (1)	12,192	4,861	2,771	1,410	3,150
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	96,934	39,204	25,386	22,596	9,748
Estimated acquisition payouts(3)	3,897	2,636	1,261	—	—
Total contractual cash obligations	$163,152	$60,817	$51,424	$34,169	$16,742

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.
(2)
Accrued workers’ compensation claim costs include the short and long-term amounts.  For more information, please read, “Critical Accounting Policies and Estimates – Workers’ Compensation Costs,” on page 32.

(3)
Estimated acquisition costs include short and long-term amounts estimated to be paid in connection with earn outs and contractual arrangements.  For additional discussion on acquisition costs, please read Note 5, “Acquisitions,” on page F-21.

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

We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover.  Our investment policy is designed to maximize after-tax interest income while preserving our principal investment.  As a result, our marketable securities consist of tax-exempt short and intermediate-term debt securities, which are primarily prefunded municipal bonds that are secured by escrow funds containing U.S. Government Securities.

The following table presents information about our available-for-sale marketable securities as of December 31, 2010 (dollars in thousands):

	Principal Maturities	Coupon Interest Rate	Effective Yield

2011	$32,480	5.75%	0.57%
2012	9,150	5.88%	0.89%
Total	$41,630	5.78%	0.64%
Fair Market Value	$43,367

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Ernst & Young, LLP, our independent registered public accounting firm, also attested to our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in our 2010 Consolidated Financial Statements on pages F-3 and F-4 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class III Directors (For Terms Expiring at the 2014 Annual Meeting),” “– Directors Remaining in Office,” and “– Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Administaff Proxy Statement”).

Code of Business Conduct and Ethics

Our Board of Directors adopted our Code of Business Conduct and Ethics (the “Code of Ethics”), which meets the requirements of Rule 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of Regulation S-K.  You can access our Code of Ethics on the Corporate Governance page of our website at www.administaff.com.  Changes in and waivers to the Code of Ethics for the Company’s directors, executive officers and certain senior financial officers will be posted on our Internet website within five business days and maintained for at least 12 months.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 4:  Ratification and Appointment of Independent Public Accountants – Fees of Ernst & Young LLP” and “—Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Administaff Proxy Statement.

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

10.29(+)*	Letter Agreement dated October 1, 2010, between Administaff of Texas, Inc. and UnitedHealthcare Insurance Company.
21.1*	Subsidiaries of Administaff, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Schema Document.
101.DEF**	XBRL Extension Definition Document.
_____________________

*	Filed herewith.

**	Filed electronically with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009; and (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Administaff, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on
February 14, 2011.

ADMINISTAFF, INC.

By:	/s/Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Administaff, Inc. in the capacities indicated on February 14, 2011:

Signature	Title

/s/Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/Richard G.Rawson	President and Director
Richard G. Rawson

/s/Douglas S.Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Michael W. Brown

*	Director
Jack M. Fields, Jr.

*	Director
Eli Jones

*	Director
Paul S. Lattanzio

*	Director
Gregory E. Petsch

*	Director
Austin P. Young

* By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

ADMINISTAFF, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Administaff, Inc.

We have audited the accompanying Consolidated Balance Sheets of Administaff, Inc. as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Administaff, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Administaff, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Houston, Texas
February 14, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Company’s independent registered public accountants that audited the Company’s financial statements as of December 31, 2010 have issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which appears on page F-4.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in the COSO Framework.

/s/Paul J.Sarvadi	/s/Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Administaff, Inc.

We have audited Administaff, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Administaff, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Administaff, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Administaff, Inc. as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2010 of Administaff, Inc. and our report dated February 14, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Houston, Texas
February 14, 2011

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$234,829	$227,085
Restricted cash	41,204	36,436
Marketable securities	43,367	6,037
Accounts receivable, net:
Trade	1,194	2,899
Unbilled	134,187	106,601
Other	6,726	13,092
Prepaid insurance	24,978	14,484
Other current assets	8,528	6,317
Income taxes receivable	1,808	2,692
Deferred income taxes	1,267	2,578
Total current assets	498,088	418,221

Property and equipment:
Land	3,260	3,260
Buildings and improvements	64,953	64,692
Computer hardware and software	67,714	65,980
Software development costs	27,482	25,372
Furniture and fixtures	35,164	35,499
Aircraft	31,524	31,524
	230,097	226,327
Accumulated depreciation and amortization	(154,070)	(145,153)
Total property and equipment, net	76,027	81,174

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,785
Deposits – workers’ compensation	51,731	55,744
Goodwill and other intangible assets, net	21,251	8,487
Other assets	1,108	1,059
Total other assets	85,730	77,075
Total assets	$659,845	$576,470

ADMINISTAFF, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2010	December 31, 2009

Current liabilities:
Accounts payable	$3,309	$1,857
Payroll taxes and other payroll deductions payable	145,096	127,597
Accrued worksite employee payroll cost	109,697	93,138
Accrued health insurance costs	15,419	6,374
Accrued workers’ compensation costs	42,081	37,049
Accrued corporate payroll and commissions	23,743	16,178
Other accrued liabilities	14,264	8,401
Total current liabilities	353,609	290,594

Noncurrent liabilities:
Accrued workers’ compensation costs	55,730	52,014
Other accrued liabilities	1,261	—
Deferred income taxes	8,850	10,702
Total noncurrent liabilities	65,841	62,716

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,839 at December 31, 2010 and 2009	309	309
Additional paid-in capital	135,607	138,551
Treasury stock, at cost – 4,757 and 5,226 shares at December 31, 2010 and 2009, respectively	(124,464)	(135,712)
Accumulated other comprehensive income, net of tax	21	3
Retained earnings	228,922	220,009
Total stockholders’ equity	240,395	223,160
Total liabilities and stockholders’ equity	$659,845	$576,470

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenues (gross billings of $10.169 billion, $9.856 billion and $10.372 billion, less worksite employee payroll cost of $8.449 billion, $8.203 billion and $8.648 billion, respectively)	$1,719,752	$1,653,096	$1,724,434
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,421,216	1,365,129	1,380,695
Gross profit	298,536	287,967	343,739

Operating expenses:
Salaries, wages and payroll taxes	146,901	144,086	153,538
Stock-based compensation	8,126	10,064	9,970
General and administrative expenses	63,214	62,381	69,348
Commissions	11,881	11,800	12,665
Advertising	16,447	16,011	17,666
Depreciation and amortization	14,907	16,592	15,570
	261,476	260,934	278,757
Operating income	37,060	27,033	64,982

Other income:
Interest income	961	1,616	7,035

Income before income tax expense	38,021	28,649	72,017

Income tax expense	15,581	12,075	26,237

Net income	$22,440	$16,574	$45,780

Basic net income per share of common stock	$0.86	$0.65	$1.78

Diluted net income per share of common stock	$0.86	$0.65	$1.76

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total

Balance at December 31, 2007	30,839	$309	$138,640	$(123,600)	$5	$183,321	$198,675
Purchase of treasury stock, at cost	―	―	―	(38,082)	―	―	(38,082)
Exercise of stock options	―	―	(2,415)	5,606	―	―	3,191
Income tax benefit from stock-based compensation, net	―	―	821	—	―	―	821
Stock-based compensation expense	—	—	2,352	7,601	―	17	9,970
Other	―	―	17	523	―	―	540
Dividends paid	—	—	—	—	―	(12,411)	(12,411)
Change in unrealized loss on marketable securities, net of tax:
Unrealized loss	―	―	―	―	(5)	―	(5)
Net income	―	―	―	―	―	45,780	45,780
Comprehensive income	—	—	—	—	―	―	45,775
Balance at December 31, 2008	30,839	$309	$139,415	$(147,952)	$ ―	$216,707	$208,479
Purchase of treasury stock, at cost	―	―	―	(2,024)	—	―	(2,024)
Exercise of stock options	―	―	(1,873)	4,711	—	―	2,838
Income tax expense from stock-based compensation, net	―	―	(372)	—	—	―	(372)
Stock-based compensation expense	—	—	1,462	8,602	—	—	10,064
Other	―	―	(81)	951	—	―	870
Dividends paid	—	—	—	—	—	(13,272)	(13,272)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain:	—	—	—	—	3	—	3
Net income	—	—	—	—	—	16,574	16,574
Comprehensive income	—	—	—	—	—	—	16,577
Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(in thousands)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive Income	Retained
	Shares	Amount	Capital	Stock	(Loss)	Earnings	Total
Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160
Purchase of treasury stock, at cost	―	―	―	(7,852)	—	―	(7,852)
Exercise of stock options	―	―	(1,963)	9,146	—	―	7,183
Income tax benefit from stock-based compensation, net	―	―	25	—	—	―	25
Stock-based compensation expense	—	—	(966)	9,092	—	—	8,126
Other	―	―	(40)	862	—	―	822
Dividends paid	—	—	—	—	—	(13,527)	(13,527)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	18	—	18
Net income	—	—	—	—	—	22,440	22,440
Comprehensive income	—	—	—	—	—	—	22,458
Balance at December 31, 2010	30,839	$309	$135,607	$(124,464)	$21	$228,922	$240,395

See accompanying notes.

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$22,440	$16,574	$45,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,950	16,561	15,541
Amortization of marketable securities	1,650	—	—
Stock-based compensation	8,126	10,064	9,970
Deferred income taxes	1,179	(4,397)	5,363
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(4,768)	30	(1,148)
Accounts receivable	(18,874)	2,501	9,741
Prepaid insurance	(10,494)	14,427	(6,516)
Other current assets	(2,141)	418	(462)
Other assets	4,180	698	(4,722)
Accounts payable	1,136	(1,150)	(2,229)
Payroll taxes and other payroll deductions payable	17,499	3,931	9,737
Accrued worksite employee payroll expense	16,559	(36,816)	19,548
Accrued health insurance costs	9,045	(8,341)	(4,582)
Accrued workers’ compensation costs	8,748	4,446	8,351
Accrued corporate payroll, commissions and other accrued liabilities	9,556	(10,188)	6,249
Income taxes payable/receivable	49	(7,927)	7,169
Total adjustments	56,400	(15,743)	72,010
Net cash provided by operating activities	78,840	831	117,790

Cash flows from investing activities:
Marketable securities:
Purchases	(60,003)	(6,039)	―
Proceeds from maturities	18,301	225	3,895
Proceeds from dispositions	2,748	―	70,746
Cash exchanged for acquisitions, net of cash acquired	(12,918)	(720)	(3,780)
Property and equipment:
Purchases	(6,764)	(8,019)	(26,714)
Proceeds from dispositions	54	36	124
Net cash provided by (used in) investing activities	(58,582)	(14,517)	44,271

ADMINISTAFF, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2010	2009	2008

Cash flows from financing activities:
Purchase of treasury stock	$(7,852)	$(2,024)	$(38,082)
Dividends paid	(13,527)	(13,272)	(12,411)
Proceeds from the exercise of stock options	7,183	2,838	3,191
Principal repayments on capital lease obligations	—	(537)	(629)
Income tax benefit from stock-based compensation	860	706	1,727
Other	822	870	540
Net cash used in financing activities	(12,514)	(11,419)	(45,664)

Net increase (decrease) in cash and cash equivalents	7,744	(25,105)	116,397
Cash and cash equivalents at beginning of year	227,085	252,190	135,793
Cash and cash equivalents at end of year	$234,829	$227,085	$252,190

Supplemental disclosures:
Cash paid for income taxes	$13,492	$23,694	$11,978

See accompanying notes.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.	Accounting Policies

Description of Business

Administaff, Inc. (the “Company”) is a human resource (“HR”) services company.  Our primary HR service is our professional employer organization (“PEO”) service, which provides a comprehensive Personnel Management SystemSM encompassing a broad range of services, including benefits and payroll administration, health and workers’ compensation insurance programs, personnel records management, employer liability management, employee recruiting and selection, employee performance management and employee training and development services to small and medium-sized businesses in strategically selected markets.  We were organized as a corporation in 1986 and have provided PEO services since inception.

In addition to our PEO service, we provide business performance improvement services and software solutions to assist small to medium size companies.  These services include record keeping for defined contribution plans, recruiting and employee screening services, and software solutions for employee expense management, time and attendance, performance management, and organizational planning offered via desktop applications and software as a service (“SaaS”) delivery models.

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

The Company provides its comprehensive service to small and medium-sized businesses in strategically selected markets throughout the United States.  During 2010, 2009 and 2008, revenues from the Company’s Texas markets represented 28%, 29% and 31%, while California represented 15%, 15% and 16% of the Company’s total revenues, respectively.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue and Direct Cost Recognition

The Company accounts for its PEO revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations.  The Company’s PEO revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on the Company’s Consolidated Balance Sheets.

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

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees.  The Company’s direct costs associated with its revenue generating activities are primarily comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Segment Reporting

The Company operates one reportable segment under ASC 280, Segment Reporting.

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

Concentrations of Credit Risk

Financial instruments that could potentially subject the Company to concentration of credit risk include accounts receivable and marketable securities.

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company accounts for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities.  The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date.  At December 31, 2010 and 2009, all of the Company’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.  Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.  Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments.  The Company uses the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. Realized gains and losses are included in other income.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.  The carrying amount of the Company’s marketable securities approximate fair value due to the effective interest rates approximating market rates.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software, and acquired technologies	1-5 years
Software development costs	3 years
Furniture and fixtures	5-7 years
Aircraft	20 years

Software development costs relate primarily to software coding, system interfaces and testing of the Company’s proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.

The Company accounts for its software products in accordance with ASC 985-20, Costs of Software to be Sold. This Topic establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased.

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

Goodwill and Other Intangible Assets

The Company’s goodwill and intangible assets are subject to the provisions of ASC 350, Intangibles – Goodwill and Other.  Accordingly, goodwill and other indefinite-lived intangible assets are tested for impairment on

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

an annual basis or when indicators of impairment exist, and written down when impaired. As of December 31, 2010 and 2009, no impairment write downs were necessary.  Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Administaff’s purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, five to ten years.

The following table provides the gross carrying amount and accumulated amortization as of December 31, 2010 and 2009, for each class of intangible assets and goodwill (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Trademarks	$1,785	$(568)	$1,217	$1,613	$(394)	$1,219
Customer relationships	6,959	(1,252)	5,707	2,190	(627)	1,563
Goodwill	14,327	—	14,327	5,705	―	5,705
Total goodwill and intangible assets	$23,071	$(1,820)	$21,251	$9,508	$(1,021)	$8,487

PerformSmart (formerly HRTools.com)	$5,058	$(688)	4,370	$5,058	$(547)	$4,511
USDatalink	4,450	(746)	3,704	4,450	(474)	3,976
ExpensAble	4,681	(208)	4,473	—	—	—
Galaxy Technologies	8,882	(178)	8,704	—	—	—
	$23,071	$(1,820)	$21,251	$9,508	$(1,021)	$8,487

The Company’s amortization expense related to purchased intangible assets other than goodwill was $799,000 in 2010, $408,000 in 2009 and $340,000 in 2008, and is estimated to be $1.2 million in 2011 and 2012, $1.1 million in 2013 and 2014, and $900,000 in 2015.

Health Insurance Costs

The Company provides group health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), PacifiCare, Kaiser Permanente, Blue Shield of California, Hawaii Medical Service Association, Unity Health Plans and Tufts, all of which provide fully insured policies or service contracts.

The policy with United provides the majority of the Company’s health insurance coverage.  As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, Administaff records the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.  Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in the Company’s Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company would record an asset for the excess premiums in its Consolidated Balance Sheet.  The terms of the arrangement require Administaff to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2010, Plan Costs were less than the net premiums paid and owed to United by $28.9 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $19.9 million balance is included in prepaid insurance, a current asset, in the Company’s Consolidated Balance Sheet.  The premiums owed to United at December 31, 2010, were $12.1  million, which is included in accrued health insurance costs, a current liability in the Company’s Consolidated Balance Sheet.

Workers’ Compensation Costs

The Company’s workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (“the ACE Program”) since 2007.  The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether the Company satisfies its responsibilities.  Through September 30, 2010, the Company bore the economic burden for the first $1 million layer of claims per occurrence and the insurance carrier was and remains responsible for the economic burden for all claims in excess of such first $1 million layer.

Effective for the ACE Program year beginning on October 1, 2010, in addition to the Company bearing the economic burden for the first $1 million layer of claims per occurrence, the Company will also bear the economic burden for those claims exceeding $1 million, up to a maximum aggregate amount of $5 million per policy year.

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

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the year ended December 31, Administaff reduced accrued workers’ compensation costs by $6.2 million and $5.7 million, respectively, in 2010 and 2009, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2010 and 2009 were 1.4% and 1.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended
	2010	2009

Beginning balance	$88,450	$83,055
Accrued claims	34,345	35,525
Present value discount	(1,675)	(2,203)
Paid claims	(24,186)	(27,927)
Ending balance	$96,934	$88,450

Current portion of accrued claims	$41,204	$36,436
Long-term portion of accrued claims	55,730	52,014
	$96,934	$88,450

The current portion of accrued workers’ compensation costs at December 31, 2010 and 2009, includes $877,000 and $613,000, respectively, of workers’ compensation administrative fees.

As of December 31, the undiscounted accrued workers’ compensation costs were $111.5 million in 2010 and $103.8 million in 2009.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.   In 2010, the Company received $15.6 million for the return of excess claim funds related to the ACE program, which reduced deposits.  As of December 31, 2010, the Company had restricted cash of $41.2 million and deposits of $51.7 million.

The Company’s estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on the Company’s Consolidated Balance Sheets.

Stock-Based Compensation

At December 31, 2010, the Company has three stock-based employee compensation plans.  The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

Company-Sponsored 401(k) Plans

Under the Company’s 401(k) plan for corporate employees (the “Corporate Plan”), the Company matched 50% of eligible corporate employees’ contributions, up to 6% of the employee’s eligible compensation in 2010 and

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2009, and 100% of eligible corporate employees’ contributions, up to 6% of the employee’s eligible compensation in 2008.  Under the Company’s separate 401(k) plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company.  Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested.  During 2010, 2009 and 2008, the Company made matching contributions to the Corporate and Worksite Employee Plans of $49.6 million, $47.7 million and $52.0 million, respectively.  Of these contributions, $47.5 million, $45.1 million and $47.3 million were made under the Worksite Employee Plan on behalf of worksite employees.  The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.

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

Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending announcements that will materially impact our financial position or results of operations.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2010	2009
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$157,680	$152,402
Investment Holdings
Money market funds (cash equivalents)	72,258	93,517
Marketable securities	43,367	6,037
	273,305	251,956
Cash held in demand accounts	31,295	2,981
Outstanding checks	(26,404)	(21,815)
Total cash, cash equivalents and marketable securities	$278,196	$233,122

Cash and cash equivalents	$234,829	$227,085
Marketable securities	43,367	6,037
	$278,196	$233,122

The Company’s cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of December 31, 2010 and December 31, 2009, are $128.8 million and $115.4 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $8.1 million and $13.1 million, respectively, in client prepayments.

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

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
		(in thousands)
	December 31,
	2010	Level 1	Level 2	Level 3

Money market funds	$229,938	$229,938	$—	$—
Municipal bonds	43,367	—	43,367	—
Total	$273,305	$229,938	$43,367	$—

	Fair Value Measurements
		(in thousands)
	December 31,
	2009	Level 1	Level 2	Level 3

Money market funds	$245,919	$245,919	$—	$—
Municipal bonds	6,037	—	6,037	—
Total	$251,956	$245,919	$6,037	$—

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

The following is a summary of the Company’s available-for-sale marketable securities as of December 31, 2010 and 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2010:

Municipal bonds	$43,330	$63	$(26)	$43,367

December 31, 2009:

Municipal bonds	$6,034	$4	$(1)	$6,037

For the years ended December 31, 2010, 2009 and 2008, the Company had no realized gains or losses recognized on sales of available-for-sales marketable securities.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2010, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$33,503	$33,537
One to five years	9,827	9,830
Total	$43,330	$43,367

3.	Accounts Receivable

The Company’s accounts receivable is primarily composed of trade receivables and unbilled receivables.  The Company’s trade receivables, which represent outstanding gross billings to customers, are reported net of allowance for doubtful accounts of $988,000 and $1.3 million as of December 31, 2010 and 2009, respectively.  The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

The Company makes an accrual at the end of each accounting period for its obligations associated with the earned but unpaid wages of its worksite employees and for the accrued gross billings associated with such wages.  These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations.  The Company generally requires clients pay invoices for service fees no later than one day prior to the applicable payroll date.  As such, the Company generally does not require collateral.  Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus the Company has the legal right of offset for these amounts.  As of December 31, 2010 and 2009, unbilled accounts receivable consisted of the following:

	2010	2009
	(in thousands)

Accrued worksite employee payroll cost	$109,697	$93,138
Unbilled revenues	32,613	26,537
Customer prepayments	(8,123)	(13,074)
Unbilled accounts receivable	$134,187	$106,601

4.	Deposits

The contractual arrangement with United for health insurance coverage requires Administaff to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance.  Please see Note 1 for a discussion of our accounting policies for health insurance costs.

As of December 31, 2010, the Company had $51.7 million of workers’ compensation long-term deposits. Please see Note 1 for a discussion of our accounting policies for workers’ compensation costs.

5.	Acquisitions

The Company accounts for its acquisitions in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on the fair value at the date of purchase.  The purchase price in excess of the identifiable assets and liabilities is recorded to goodwill, $8.6 million in 2010.  All acquisition related costs are expensed as incurred and recorded in operating expenses.  The Company includes operations associated with acquisitions from the date of acquisition forward.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2010, the Company acquired OneMind Connect, Inc. which conducts business under the name “ExpensAble”, and provides expense report management solutions delivered as both a Software as a Service (“SaaS”) and as a desktop software product.  The acquisition of ExpensAble extends the sales opportunity of the Company’s human resource services as well as the solutions available to the Company’s current and prospective clients.  The Company paid $5.5 million upon the closing of the transaction and expects to pay an additional $1.0 million in 2011 based on the terms of the agreement.  Additional consideration, up to $3.0 million, may be paid during 2011 through 2013 if specific revenue levels are achieved.

In July 2010, the Company acquired certain assets from Galaxy Technologies, Inc. in an effort to expand the sales opportunity of its human resource services as well as the solutions available to the Company’s current and prospective clients.  The primary assets acquired include time and attendance software solutions, which are delivered through a SaaS model and as a desktop software product, and the associated customer base.  The Company paid $7.4 million upon the closing of the transaction.  Additional consideration, up to $2.8 million, may be paid during 2011 and 2012 if specific revenue levels are achieved.

6.	Income Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(10,051)	$(6,021)
Depreciation	(8,390)	(7,842)
Software development costs	(1,198)	(1,270)
Other	(751)	(406)
Total deferred tax liabilities	(20,390)	(15,539)

Deferred tax assets:
Accrued incentive compensation	3,100	—
Net operating loss carryforward	2,360	—
Workers’ compensation accruals	3,055	2,648
Long-term capital loss carry-forward	188	184
Accrued rent	1,260	1,343
Stock-based compensation	2,657	2,931
Uncollectible accounts receivable	375	493
Total deferred tax assets	12,995	7,599
Valuation allowance	(188)	(184)
Total net deferred tax assets	12,807	7,415

Net deferred tax liabilities	$(7,583)	$(8,124)

Net current deferred tax assets (liabilities)	$1,267	$2,578
Net noncurrent deferred tax liabilities	(8,850)	(10,702)
	$(7,583)	$(8,124)

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax expense are as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Current income tax expense:
Federal	$12,668	$14,478	$19,171
State	1,734	1,994	1,703
Total current income tax expense	14,402	16,472	20,874
Deferred income tax (benefit) expense:
Federal	1,033	(4,162)	5,111
State	146	(235)	252
Total deferred income tax (benefit) expense	1,179	(4,397)	5,363
Total income tax expense	$15,581	$12,075	$26,237

As a result of nonqualified stock option exercises, disqualifying dispositions of certain employee incentive stock options and vesting of restricted stock awards, the Company had net income tax benefit of $25,000 in 2010,  net income tax expense of $372,000 in 2009, and net income tax benefit of $821,000 in 2008, respectively.  The income tax benefit or expense was reported as a component of additional paid-in capital.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)

Expected income tax expense at 35%	$13,307	$10,027	$25,206
State income taxes, net of federal benefit	1,273	1,053	1,372
Nondeductible expenses	1,092	1,093	906
Tax-exempt interest income	(89)	(103)	(1,098)
Other, net	(2)	5	(149)
Reported total income tax expense	$15,581	$12,075	$26,237

The Company has capital loss carryforwards totaling approximately $510,000 that will expire during 2012, but can only be used to offset future capital gains.  The Company has a valuation allowance of $510,000 against these related deferred tax assets as it is uncertain that the Company will be able to utilize the capital loss carryforwards prior to their expiration.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010, 2009 and 2008, the Company made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2007 through 2010 remain open to examination by the Internal Revenue Service of the United States.

7.	Stockholders’ Equity

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase up to 13,500,000 shares of the Company’s outstanding common stock.  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors.  The Company  repurchased 271,739 shares under this program during 2010.  In addition, 97,419 shares were withheld during 2010 to satisfy tax withholding obligations for the vesting of restricted stock awards.  These purchases are not subject to the repurchase program.  During 2009, the Company did not repurchase shares under the repurchase program; however, 87,932 shares were withheld during 2009 to satisfy tax withholding obligations for the vesting of

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

restricted stock awards.  As of December 31, 2010, the Company had repurchased 12,360,607 shares under this program at a total cost of approximately $243.7 million.  As a result, the Company has the authorization to repurchase an additional 1,139,393 shares.

During each quarter of 2010 and 2009 the Board declared a dividend of $0.13 per share of common stock , resulting in a total of $13.5 million and $13.3 million in dividend payments paid by the Company in 2010 and 2009, respectively.

At December 31, 2010, 20 million shares of preferred stock were authorized and were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Administaff’s Share Purchase Rights Plan (the “Rights Plan”).  Each issued share of the Company’s common stock has one preferred stock purchase right attached to it.  No preferred shares have been issued and the rights are not currently exercisable.  The Rights Plan expires on November 13, 2017.

8.	Incentive Plans

The Administaff, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of the Company or its subsidiaries.  The 2001 Incentive Plan is currently the only Administaff plan under which stock-based awards may be granted.  No new stock-based awards may be made under any other plan.  The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards.  The Board may at any time amend or terminate the Incentive Plans.  However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent.  Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.  The 1997 Incentive Plan expired on April 24, 2005; therefore no new grants may be made under the Plan.  At December 31, 2010, 1,041,716 shares of common stock were available for future grants under the 2001 Incentive Plan.  The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives.  The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of the Company and its subsidiaries and to serve as non-employee directors of the Company, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company and its subsidiaries.

The Administaff Nonqualified Stock Option Plan (the “Nonqualified Plan”) provided for options to purchase shares of the Company’s common stock that were granted to employees who were officers.  An aggregate of 3,600,000 shares of common stock of the Company were authorized to be issued under the Nonqualified Plan.  Although there are unissued shares remaining, no new awards may be granted under the Nonqualified Plan.  The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option Awards

The following summarizes stock option activity and related information:

	Year ended December 31,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)

Outstanding – beginning of year	1,409	$26.02	1,610	$24.76	1,823	$23.48
Granted	9	23.20	12	27.87	13	28.69
Exercised	(381)	18.86	(195)	14.52	(223)	14.27
Cancelled	(434)	43.10	(18)	39.76	(3)	43.69
Outstanding – end of year	603	18.20	1,409	26.02	1,610	$24.76
Exercisable – end of year	603	18.20	1,409	26.02	1,610	$24.76
Weighted average fair value of options granted during year		$23.20		$27.87		$28.69
Intrinsic value of options outstanding at year end		$6,694		$5,279		$5,289
Intrinsic value of options exercised during the year		$2,005		$1,902		$3,059

The following summarizes information related to stock options outstanding at December 31, 2010:

				Options Outstanding & Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
(share amounts in thousands)

$4.02	to	$10.00	55	2.3	$6.87
$10.01	to	$15.00	116	2.9	$12.75
$15.01	to	$20.00	203	2.3	$17.53
$20.01	to	$25.00	190	1.2	$23.47
$25.01	to	$28.69	39	5.6	$27.99
Total			603	2.3	$18.20

Restricted Stock Awards

Restricted common shares, under fixed plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock.  Such value is recognized as compensation expense over the corresponding vesting period, three to five years for the Company’s shares currently outstanding.  The Company has recognized $8.1 million, $10.1 million and $10.0 million of compensation expense associated with the restricted stock awards in 2010, 2009 and 2008, respectively.  As of December 31, 2010, unrecognized compensation expense associated with the unvested shares outstanding was $8.3 million and is expected to be recognized over a weighted average period of 22 months.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes restricted stock awards as of December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010		2009		2008
	Shares	Weighted Average Market Value at Grant Date	Shares	Weighted Average Market Value at Grant Date	Shares	Weighted Average Market Value at Grant Date
	(in thousands, except per share amounts)

Non-vested — beginning of year	690	$24.30	669	$29.77	528	$34.09
Granted	474	17.55	347	20.92	415	24.61
Vested	(336)	19.96	(306)	22.47	(267)	26.21
Cancelled/Forfeited	(53)	23.61	(20)	25.64	(7)	26.22
Non-vested — end of year	775	$19.43	690	$24.30	669	$29.77

9.	Net Income Per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations for the years ended December 31, 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008

Net income	$22,440	$16,574	$45,780
Less income allocated to participating securities	657	462	889
Net income allocated to common shares	$21,783	$16,112	$44,891

Weighted average common shares outstanding	25,254	24,768	25,233
Incremental shares from assumed conversions of common stock options	114	148	247
Adjusted weighted average common shares outstanding	25,368	24,916	25,480

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	372	541	692

The 2009 and 2008 net income per share amounts have been adjusted to reflect the utilization of the two-class method, resulting in a reduction to the basic and diluted net income per share of $0.02 and $0.01, and $0.03 and $0.03 per share, for the years ended December 31, 2009 and 2008, respectively.

ADMINISTAFF, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Leases

The Company leases various office facilities, furniture, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses.  Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively.  Rental expense relating to all operating leases was $14.0 million, $14.1 million and $12.1 million in 2010, 2009 and 2008, respectively.  At December 31, 2010, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

Operating Leases

2011	$14,116
2012	12,148
2013	9,858
2014	6,536
2015	3,627
Thereafter	3,844
Total minimum lease payments	$50,129

11.	Commitments and Contingencies

The Company enters into non-cancelable fixed purchase and service obligations in the ordinary course of business.  These arrangements primarily consist of advertising commitments and service contracts.  At December 31, 2010 future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2011	$4,861
2012	1,489
2013	1,282
2014	780
2015	630
Thereafter	3,150
Total obligations	$12,192

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

As a result of a 2001 corporate restructuring, we filed for a transfer of our state unemployment tax reserve account with the Employment Development Department of the State of California (“EDD”).  The EDD approved our request for transfer of the reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer.  In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD.  The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate.  The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million.  In January 2004, the Company filed petitions with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the validity of the Notice, asserting several procedural and substantive defenses.  The Company’s appeal is still pending and no date has been set for a hearing.

One procedural defense included in the Company’s appeal asserts that EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame and that all of the statutes of limitations concerning EDD’s ability to reassess or modify unemployment tax rates for the periods addressed in the Notice had expired (“Notification Defense”).  On November 18, 2010, the 3rd Circuit Court of California (the “Appeals Court”) issued a ruling in favor of EDD regarding a dispute involving a taxpayer who made arguments similar to the Company’s Notification Defense (“Screaming Eagle Case”). In the Screaming Eagle Case, the Appeals Court upheld a trial court decision which held that the EDD did follow proper procedures when it assessed the taxpayer.  The taxpayer has appealed the Screaming Eagle Case to the Supreme Court of California. If the Appeals Court’s decision in the Screaming Eagle Case is  ultimately upheld, it would potentially eliminate Administaff’s Notification Defense.  While the specific facts and circumstances of the Company’s dispute are not identical to the Screaming Eagle Case, the Screaming Eagle Case does call into question the Company’s Notification Defense, pending final determination by the Supreme Court of California.  In addition to the Notification Defense, the Company will continue to vigorously assert its additional defenses. If the Company does not ultimately prevail in its arguments and the assessment is upheld, the Company may recognize an increase in its payroll tax expense in a future period.

12.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
Year ended December 31, 2010:

Revenues	$457,662	$412,418	$414,146	$435,526
Gross profit	72,685	71,357	73,686	80,808
Operating income	3,761	8,569	12,078	12,652
Net income	2,299	5,118	7,234	7,789
Basic net income per share	0.09	0.20	0.28	0.30
Diluted net income per share	0.09	0.20	0.28	0.30

Year ended December 31, 2009:

Revenues	$461,979	$404,312	$390,908	$395,897
Gross profit	83,561	71,967	71,101	61,338
Operating income (loss)	12,897	8,605	9,563	(4,032)
Net income (loss)	8,166	5,385	5,832	(2,809)
Basic net income (loss) per share	0.33	0.22	0.23	(0.11)
Diluted net income (loss) per share(1)	0.33	0.21	0.23	(0.11)

(1)
The 2009 net income per share amounts have been adjusted to reflect the utilization of the two-classEPS method, resulting in a reduction to diluted net income per share of $0.01 in the quarter ended June 30, 2009.  See Note 9 on page F-26 for additional information related to the two-class method.

13.	Subsequent Event

In January 2011, the Company acquired certain assets from Human Concepts, a provider of workforce decision support solutions.  Administaff acquired ownership of the OrgPlus desktop software product line, targeted at small and medium-sized businesses, and its associated customer base, as well as a source code license for a SaaS based version. OrgPlus facilitates creation, management and communication of detailed organizational charts. The acquisition represents Administaff’s continued business strategy to expand the sales opportunity of its human resource services as well as the solutions available to the Company’s current and target clients.  The Company paid $10.8 million upon the closing of the transaction and expects to pay an additional $1.2 million in 2011 based on the terms of the agreement.