Form 10-Q
period 2011-03-31
INSPERITY, INC.
filed 2011-05-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to

Commission File No. 1-13998

Insperity, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0479645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive
Kingwood, Texas	77339
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code):  (281) 358-8986

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ✓    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ✓      Accelerated filer         Non-accelerated filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No   ✓

As of April 27, 2011, 26,516,904 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited)

Current assets:
Cash and cash equivalents	$277,805	$234,829
Restricted cash	40,807	41,204
Marketable securities	42,267	43,367
Accounts receivable, net:
Trade	1,332	1,194
Unbilled	148,194	134,187
Other	6,536	6,726
Prepaid insurance	24,385	24,978
Other current assets	11,943	8,528
Income taxes receivable	—	1,808
Deferred income taxes	—	1,267
Total current assets	553,269	498,088

Property and equipment:
Land	3,260	3,260
Buildings and improvements	65,109	64,953
Computer hardware and software	72,277	67,714
Software development costs	28,113	27,482
Furniture and fixtures	35,001	35,164
Aircraft	31,442	31,524
	235,202	230,097
Accumulated depreciation and amortization	(155,735)	(154,070)
Total property and equipment, net	79,467	76,027

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,640
Deposits – workers’ compensation	53,722	51,731
Goodwill and other intangible assets, net	29,541	21,251
Other assets	1,007	1,108
Total other assets	95,910	85,730
Total assets	$728,646	$659,845

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31, 2011	December 31, 2010
	(Unaudited)

Current liabilities:
Accounts payable	$2,628	$3,309
Payroll taxes and other payroll deductions payable	151,563	145,096
Accrued worksite employee payroll cost	166,260	109,697
Accrued health insurance costs	17,291	15,419
Accrued workers’ compensation costs	42,286	42,081
Accrued corporate payroll and commissions	13,152	23,743
Other accrued liabilities	17,663	14,264
Income taxes payable	798	—
Deferred income taxes	790	—
Total current liabilities	412,431	353,609

Noncurrent liabilities:
Accrued workers’ compensation costs	57,854	55,730
Other accrued liabilities	1,281	1,261
Deferred income taxes	8,813	8,850
Total noncurrent liabilities	67,948	65,841

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,217	135,607
Treasury stock, at cost	(122,031)	(124,464)
Accumulated other comprehensive income, net of tax	35	21
Retained earnings	233,737	228,922
Total stockholders’ equity	248,267	240,395
Total liabilities and stockholders’ equity	$728,646	$659,845

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues (gross billings of $2.888 billion and $2.475 billion, less worksite employee payroll cost of $2.352 billion and $2.017 billion, respectively)	$536,381	$457,662

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	445,422	384,977

Gross profit	90,959	72,685

Operating expenses:
Salaries, wages and payroll taxes	39,597	39,187
Stock-based compensation	1,790	1,768
General and administrative expenses	21,893	17,494
Commissions	3,096	2,787
Advertising	5,506	3,877
Depreciation and amortization	3,948	3,811
	75,830	68,924
Operating income	15,129	3,761

Other income:
Interest income	284	203

Income before income tax expense	15,413	3,964

Income tax expense	6,627	1,665

Net income	$8,786	$2,299

Less net income allocated to participating securities	(264)	(66)

Net income allocated to common shares	$8,522	$2,233

Basic net income per share of common stock	$0.33	$0.09

Diluted net income per share of common stock	$0.33	$0.09

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(in thousands)
(Unaudited)

	Common Stock Issued
	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2010	30,839	$309	$135,607	$(124,464)	$21	$228,922	$240,395
Purchase of treasury stock,at cost	―	―	―	(3,089)	—	―	(3,089)
Exercise of stock options	―	―	(802)	3,336	—	―	2,534
Income tax benefit from stock-based compensation,net	―	―	1,592	—	—	―	1,592
Stock-based compensation expense	—	—	(212)	2,002	—	—	1,790
Other	―	―	32	184	—	―	216
Dividends paid	—	—	—	—	—	(3,971)	(3,971)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	14	—	14
Net income	—	—	—	—	—	8,786	8,786
Comprehensive income	—	—	—	—	—	—	8,800
Balance at March 31, 2011	30,839	$309	$136,217	$(122,031)	$35	$233,737	$248,267

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$8,786	$2,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,948	3,827
Amortization of marketable securities	507	248
Stock-based compensation	1,790	1,768
Deferred income taxes	2,012	2,556
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	397	200
Accounts receivable	(13,955)	(49,387)
Prepaid insurance	593	3,581
Other current assets	(3,415)	(4,230)
Other assets	(1,965)	(3,140)
Accounts payable	(681)	12
Payroll taxes and other payroll deductions payable	6,467	(8,555)
Accrued worksite employee payroll expense	56,563	57,018
Accrued health insurance costs	1,871	5,240
Accrued workers’ compensation costs	2,329	1,202
Accrued corporate payroll, commissions and other accrued liabilities	(8,646)	(2,783)
Income taxes payable/receivable	2,487	(1,428)
Total adjustments	50,302	6,129
Net cash provided by operating activities	59,088	8,428

Cash flows from investing activities:
Marketable securities purchases	(5,154)	(22,078)
Marketable securities proceeds from dispositions	1,365	—
Marketable securities proceeds from maturities	4,402	1,242
Cash exchanged for acquisitions	(10,800)	—
Property and equipment	(3,326)	(812)
Net cash used in investing activities	(13,513)	(21,648)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from financing activities:
Purchase of treasury stock	$(3,089)	$(1,881)
Dividends paid	(3,971)	(3,371)
Proceeds from the exercise of stock options	2,534	3,485
Income tax benefit from stock-based compensation	1,711	149
Other	216	222
Net cash used in financing activities	(2,599)	(1,396)

Net increase (decrease) in cash and cash equivalents	42,976	(14,616)
Cash and cash equivalents at beginning of period	234,829	227,085
Cash and cash equivalents at end of period	$277,805	$212,469

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

1.           Basis of Presentation

Insperity, Inc., a Delaware corporation formerly named Administaff, Inc. (“Insperity” or the “Company”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. The Company’s name change, which was effective March 3, 2011, reflects the Company’s evolution over the past 25 years from a professional employer organization (“PEO”), an industry it pioneered, to its current position as a comprehensive business performance solutions provider.  The Company’s most comprehensive HR business offering is provided through its PEO services, now known as Workforce OptimizationTM , which encompasses a broad range of human resource functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.  In addition to Workforce Optimization, the Company provides Performance Management, Expense Management, Time and Attendance, Organizational Planning, Employment Screening, Recruiting Services, Retirement Services, Business Insurance and Technology Services solutions, many of which are offered via desktop applications and software as a service (“SaaS”) delivery models (“Adjacent Businesses”). For the three months ended March 31, 2011 and 2010, revenues from the Company’s Texas markets represented 27% and 29%, while revenues from the Company’s California markets represented 16% and 15%, of the Company’s total revenues, respectively.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010. The Consolidated Balance Sheet at December 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  The Company’s Consolidated Balance Sheet at March 31, 2011, and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended March 31, 2011 and 2010, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

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

The policy with United provides the majority of the Company’s health insurance coverage.  As a result of certain contractual terms, the Company has accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, Insperity records the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.  Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in the Company’s Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums in its Consolidated Balance Sheet.  The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.6 million as of March 31, 2011, and is reported as a long-term asset.  As of March 31, 2011, Plan Costs were less than the net premiums paid and owed to United by $30.9 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $21.9 million balance is included in prepaid insurance, a current asset, in the Company’s Consolidated Balance Sheet.  The premiums owed to United at March 31, 2011 were $13.7 million, which is included in accrued health insurance costs, a current liability in the Company’s Consolidated Balance Sheet.

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

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the three months ended March 31, 2011 and 2010, Insperity reduced accrued workers’ compensation costs by $1.9 million and $2.1 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2011 and 2010 were 1.5% and 2.0%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims for the three months ended March 31, 2011 and 2010:

	2011	2010
	(in thousands)

Beginning balance, January 1,	$96,934	$88,450
Accrued claims	9,790	7,976
Present value discount	(530)	(559)
Paid claims	(7,533)	(6,509)
Ending balance	$98,661	$89,358

Current portion of accrued claims	$40,807	$36,236
Long-term portion of accrued claims	57,854	53,122
	$98,661	$89,358

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheet at March 31, 2011 includes $1.5 million of workers’ compensation administrative fees.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.  As of March 31, 2011, the Company had restricted cash of $40.8 million and deposits of $53.7 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31,	December 31,
	2011	2010
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$114,762	$157,680
Investment Holdings
Money market funds (cash equivalents)	73,393	72,258
Marketable securities	42,267	43,367
	230,422	273,305
Cash held in demand accounts	104,656	31,295
Outstanding checks	(15,006)	(26,404)
Total cash, cash equivalents and marketable securities	$320,072	$278,196

Cash and cash equivalents	$277,805	$234,829
Marketable securities	42,267	43,367
	$320,072	$278,196

The Company’s cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of March 31, 2011 and December 31, 2010, are $136.0 million and $128.8 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $57.7 million and $8.1 million in client prepayments, respectively.

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	March 31,
	2011	Level 1	Level 2	Level 3

Money market funds	$188,155	$188,155	$—	$—
Municipal bonds	42,267	—	42,267	—
Total	$230,422	$188,155	$42,267	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2010	Level 1	Level 2	Level 3

Money market funds	$229,938	$229,938	$—	$—
Municipal bonds	43,367	—	43,367	—
Total	$273,305	$229,938	$43,367	$—

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

The following table summarizes the Company’s available-for-sale marketable securities as of March 31, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
March 31, 2011:
Municipal bonds	$42,206	$73	$(12)	$42,267

December 31, 2010:
Municipal bonds	$43,330	$63	$(26)	$43,367

The Company utilizes specific identification to account for realized gains and losses recognized on sales of available-for-sale marketable securities.  During the periods ended March 31, 2011 and 2010, the Company had no realized gains or losses recognized on sales of marketable securities.

As of March 31, 2011, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$29,396	$29,414
One to five years	12,810	12,853
Total	$42,206	$42,267

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

In January 2011, the Company acquired from HumanConcepts, a provider of workforce decision support solutions, ownership of its OrgPlus desktop software product line for small and medium-sized businesses, and its associated customer base, as well as a source code license for a SaaS-based version. OrgPlus facilitates creation, management and communication of detailed organizational charts. The acquisition reflects Insperity’s continued business strategy to expand its human resource services as well as the solutions available to the Company’s current and target clients.  The Company paid $10.8 million upon the closing of the transaction and expects to pay an additional $1.2 million in 2012 based on the terms of the agreement.  The allocation of the purchase price is based on initial estimates and is subject to adjustment once the purchase price allocation is completed.

5.           Stockholders’ Equity

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase shares of the Company’s outstanding common stock from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  No shares were repurchased under the repurchase program during the three months ended March 31, 2011; however, 105,317 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  The shares related to withholding obligations are not subject to the repurchase program.  As of March 31, 2011, the Company was authorized to repurchase an additional 1,139,393 shares under the program.

The Board declared quarterly dividends of $0.15 and $0.13 per share of common stock in the first quarters of 2011 and 2010, respectively, resulting in a total of $4.0 million and $3.4 million, respectively, in dividend payments made by the Company.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	(in thousands, except per share amounts)

Net income	$8,786	$2,299
Less income allocated to participating securities	264	66
Net income allocated to common shares	$8,522	$2,233

Weighted average common shares outstanding	25,488	25,078
Incremental shares from assumed conversions of common stock options	119	92
Adjusted weighted average common shares outstanding	25,607	25,170
Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	677

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

One procedural defense included in the Company’s appeal asserts that EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame and that all of the statutes of limitations concerning EDD’s ability to reassess or modify unemployment tax rates for the periods addressed in the Notice had expired (“Notification Defense”).  During 2010, a California Circuit Court issued a ruling in favor of EDD regarding a dispute involving a taxpayer who made arguments similar to the Company’s Notification Defense. The Supreme Court of California subsequently denied the taxpayer’s petition for review.  In March 2011, the Company received a statement of account from the EDD indicating taxes, penalties and interest due of approximately $8.1 million.  The Company intends to continue to vigorously assert its defenses, including its Notification Defense, as the facts in the case at issue are not identical to the facts and circumstances of the Company’s dispute.  However, if the Company does not ultimately prevail in its arguments and the assessment is upheld, the Company may recognize an increase in its payroll tax expense in a future period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as well as our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

We believe we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

The following table presents certain information related to Insperity’s results of operations for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.888 billion and $2.475 billion, less worksite employee payroll cost of $2.352 billion and $2.017 billion, respectively)	$536,381	$457,662	17.2%
Gross profit	90,959	72,685	25.1%
Operating expenses	75,830	68,924	10.0%
Operating income	15,129	3,761	302.3%
Other income	284	203	39.9%
Net income	8,786	2,299	282.2%
Diluted net income per share of common stock	0.33	0.09	266.7%

Statistical Data:
Average number of worksite employees paid per month	112,409	103,009	9.1%
Revenues per worksite employee per month(1)	$1,591	$1,481	7.4%
Gross profit per worksite employee per month	270	235	14.9%
Operating expenses per worksite employee per month	225	223	0.9%
Operating income per worksite employee per month	45	12	275.0%
Net income per worksite employee per month	26	7	271.4%
_________________________
(1)	Gross billings of $8,566 and $8,010 per worksite employee per month, less payroll cost of $6,975 and $6,529 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2011 increased 17.2% over the 2010 period due to a 9.1% increase in the average number of worksite employees paid per month and a 7.4%, or $110 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the first quarter of 2010 and distribution for the quarters ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,			Three months ended March 31,
	2011	2010	% Change	2011	2010
	(in thousands)			(% of total revenues)

Northeast	$140,745	$109,533	28.5%	26.6%	24.1%
Southeast	51,375	49,091	4.7%	9.7%	10.8%
Central	78,599	68,342	15.0%	14.8%	15.0%
Southwest	153,750	141,310	8.8%	29.0%	31.1%
West	105,092	86,355	21.7%	19.9%	19.0%
	529,651	454,631	16.5%	100.0%	100.0%
Adjacent Business and other revenue	6,820	3,031	125.0%
Total revenue	$536,381	$457,662	17.2%

Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first quarter of 2011, the net change in existing clients, new client sales and client retention all improved as compared to the first quarter of 2010.

Gross Profit

Gross profit for the first quarter of 2011 increased 25.1% to $91.0 million, compared to the first quarter of 2010.  The average gross profit per worksite employee increased 14.9% to $270 per month in the 2011 period from $235 per month in the 2010 period.  Included in gross profit in 2011 is an $11 contribution from our Adjacent Businesses compared to $3 in the 2010 period, due to acquisitions that closed after the first quarter of 2010.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 7.4% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 6.0% to $1,321 per worksite employee per month in the first quarter of 2011 versus $1,246 in the first quarter of 2010.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $11 per worksite employee per month, or 2.7% on a cost per covered employee basis compared to the first quarter of 2010.  These results reflect the favorable impact of plan design changes implemented on January 1, 2011, and a decrease in the number of COBRA participants.  The number of participants electing COBRA coverage in the United plan declined from 7.0% in the first quarter of 2010 to 4.5% in the first quarter of 2011.  Historically, the net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  The percentage of worksite employees covered under our health insurance plans was 74.5% in the 2011 period compared to 75.0% in the 2010 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 14.2%, or $2 per worksite employee per month compared to the first quarter of 2010.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.61% in both the 2011 and 2010 periods.  During the 2011 period, the Company recorded reductions in workers’ compensation costs of $1.9 million, or 0.09% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $2.1 million, or 0.12% of non-bonus payroll costs, in the 2010 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 11 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 19.7%, or $59 per worksite employee per month compared to the first quarter of 2010.  Payroll taxes as a percentage of payroll cost were 9.6% in the 2011 period compared to 9.4% in the 2010 period.  The increases in payroll tax costs were due primarily to higher federal and state unemployment tax rates, which increased approximately 30% over the 2010 period as a result of high unemployment claims experienced during the recent economic recession.

Operating Expenses

The following table presents certain information related to the Company’s operating expenses for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,			Three months ended March 31,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$39,597	$39,187	1.00%	$118	$127	-7.10%
Stock–based compensation	1,790	1,768	1.20%	5	6	-16.70%
General and administrative expenses	21,893	17,494	25.10%	65	57	14.00%
Commissions	3,096	2,787	11.10%	9	9	—
Advertising	5,506	3,877	42.00%	16	12	33.30%
Depreciation and amortization	3,948	3,811	3.60%	12	12	—
Total operating expenses	$75,830	$68,924	10.00%	$225	$223	0.90%

Operating expenses increased 10.0% to $75.8 million compared to $68.9 million in the first quarter of 2010, primarily due to $4.8 million related to our rebranding initiative and $2.9 million in operating expense associated with acquisitions completed in late 2010 and early 2011.  Operating expenses per worksite employee per month increased to $225 in the 2011 period versus $223 in the 2010 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 1.0%, but decreased $9 per worksite employee per month compared to the 2010 period.  Included in the 2010 period is $1.1 million in severance related costs resulting from a 5% decrease in corporate staff in February 2010.

•
Stock-based compensation increased 1.2%, but decreased $1 per worksite employee per month compared to the 2010 period.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
General and administrative expenses increased 25.1%, or $8 per worksite employee per month compared to the first quarter of 2010, primarily due to $2.8 million in costs associated with the Company’s rebranding initiative.

•	Commissions expense increased 11.1%, but remained flat on a per worksite employee per month basis compared to the 2010 period.

•
Advertising costs increased 42.0%, or $4 per worksite employee per month compared to the 2010 period, primarily due to $2.0 million in advertising and business promotions related to the Company’s rebranding initiative.

•	Depreciation and amortization expense increased 3.6%, but remained flat on a per worksite employee per month basis compared to the 2010 period.

Other Income (Expense)

Other income (expense) increased from $200,000 in the first quarter of 2010 to approximately $280,000 in the 2011 period due to slight improvements in interest rates.

Income Tax Expense

Our effective income tax rate was 43.0% in the 2011 period compared to 42.0% in the 2010 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $45 and $26 in the 2011 period, versus $12 and $7 in the 2010 period.

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

	Three months ended
	March 31,		%
	2011	2010	Change
	(in thousands, except per worksite employee per month data)

Payroll cost (GAAP)	$2,352,263	$2,017,532	16.6%
Less: Bonus payroll cost	(304,849)	(229,505)	32.8%
Non-bonus payroll cost	$2,047,414	$1,788,027	14.5%

Payroll cost per worksite employee per month (GAAP)	$6,975	$6,529	6.8%
Less: Bonus payroll cost per worksite employee per month	(904)	(743)	21.7%
Non-bonus payroll cost per worksite employee per month	$6,071	$5,786	4.9%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $320.1 million in cash, cash equivalents and marketable securities at March 31, 2011, of which approximately $136.0 million was payable in early April 2011 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $57.7 million of client prepayments that were payable in April 2011.  At March 31, 2011, we had working capital of $140.8 million compared to $144.5 million at December 31, 2010.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2011.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2011 was $59.1 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended March 31, 2011, which ended on a Thursday, client prepayments were $57.7 million and accrued worksite employee payroll was $166.3 million.  In the period ended December 31, 2010, which ended on a Friday, client prepayments were $8.1 million and accrued worksite employee payroll was $109.7 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $9.1 million in the first three months of 2011 and $9.5 million in the first three months of 2010.  However, our estimate of workers’ compensation loss costs was $9.3 million and $7.4 million in 2011 and 2010, respectively.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $30.9 million surplus, $21.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at March 31, 2011.  The premiums owed to United at March 31, 2011, were $13.7 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 282.2% to $8.8 million in the three months ended March 31, 2011, compared to $2.3 million in the three months ended March 31, 2010.  Please read Results of Operations – Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 on page 18.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $13.5 million for the three months ended March 31, 2011, primarily due to our $10.8 million acquisition of the OrgPlus software from HumanConcepts.  See Note 4, “Acquisitions” on page 15 for additional information.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $2.6 million for the three months ended March 31, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 7 to our financial statements, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  Forward-looking statements involve a number of risks and uncertainties.  In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results.  We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made.  These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are: (i) continued effects of the economic recession and general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation contracts at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (v) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll, payroll taxes and benefits costs; (viii) our liability for disclosure of sensitive or private information; (ix) our ability to integrate or realize expected return on our Adjacent Business Strategy, including acquisitions; and (x) an adverse final judgment or settlement of claims against Insperity.  These factors are discussed in further detail in our 2010 Annual Report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 17, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

There have been no material changes in the risk factors disclosed pursuant to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended March 31, 2011, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
01/01/2011 – 01/31/2011	—		$—	12,360,607	1,139,393
02/01/2011 – 02/28/2011	105,317	(2)	29.33	12,360,607	1,139,393
03/01/2011 – 03/31/2011	—		—	12,360,607	1,139,393
Total	105,317		$29.33	12,360,607	1,139,393
_______________

(1)
Our Board of Directors has approved a repurchase program of Insperity common stock.  No shares were purchased during the three months ended March 31, 2011, under the repurchase program.  Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS

(a)	List of exhibits.

3.1		Certificate of Ownership and Merger dated March 3, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed on March 3, 2011).
3.2	*	Amended and Restated Bylaws of Insperity, Inc. dated March 3, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s current Report on Form 8-K filed on March 3, 2011).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.(1)
101.SCH	**	XBRL Taxonomy Extension Schema Document.
101.DEF	**	XBRL Extension Definition Document.
_______________________

*	Filed with this report.

**	Filed electronically with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2011 and 2010; (ii) the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; and the Consolidated Statements of Cash Flows for the periods ended March 31, 2011 and 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: May 2, 2011	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)