Form 10-Q
period 2011-06-30
INSPERITY, INC.
filed 2011-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.
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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 25, 2011, 26,466,410 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS
INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2011	December 31, 2010
	(Unaudited)

Current assets:
Cash and cash equivalents	$265,191	$234,829
Restricted cash	41,331	41,204
Marketable securities	37,598	43,367
Accounts receivable, net:
Trade	1,601	1,194
Unbilled	128,302	134,187
Other	5,186	6,726
Prepaid insurance	24,523	24,978
Other current assets	9,745	8,528
Income taxes receivable	976	1,808
Deferred income taxes	108	1,267
Total current assets	514,561	498,088

Property and equipment:
Land	3,653	3,260
Buildings and improvements	65,999	64,953
Computer hardware and software	74,911	67,714
Software development costs	28,804	27,482
Furniture and fixtures	35,136	35,164
Aircraft	31,441	31,524
	239,944	230,097
Accumulated depreciation and amortization	(158,738)	(154,070)
Total property and equipment, net	81,206	76,027

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,640
Deposits – workers’ compensation	45,724	51,731
Goodwill and other intangible assets, net	29,280	21,251
Other assets	1,131	1,108
Total other assets	87,775	85,730
Total assets	$683,542	$659,845

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2011	December 31, 2010
	(Unaudited)

Current liabilities:
Accounts payable	$2,424	$3,309
Payroll taxes and other payroll deductions payable	98,210	145,096
Accrued worksite employee payroll cost	171,076	109,697
Accrued health insurance costs	12,425	15,419
Accrued workers’ compensation costs	42,926	42,081
Accrued corporate payroll and commissions	19,764	23,743
Other accrued liabilities	15,493	14,264
Total current liabilities	362,318	353,609

Noncurrent liabilities:
Accrued workers’ compensation costs	59,735	55,730
Other accrued liabilities	1,299	1,261
Deferred income taxes	9,097	8,850
Total noncurrent liabilities	70,131	65,841

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,193	135,607
Treasury stock, at cost	(121,964)	(124,464)
Accumulated other comprehensive income, net of tax	59	21
Retained earnings	236,496	228,922
Total stockholders’ equity	251,093	240,395
Total liabilities and stockholders’ equity	$683,542	$659,845

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues (gross billings of $2.731 billion, $2.354 billion, $5.619 billion and $4.830 billion, less worksite employee payroll cost of $2.258 billion, $1.942 billion, $4.610 billion and $3.960 billion, respectively)	$472,903	$412,418	$1,009,284	$870,080
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	389,062	341,061	834,484	726,038
Gross profit	83,841	71,357	174,800	144,042

Operating expenses:
Salaries, wages and payroll taxes	38,467	34,505	78,064	73,692
Stock-based compensation	2,556	2,410	4,346	4,178
General and administrative expenses	17,023	14,634	38,916	32,128
Commissions	3,255	2,818	6,351	5,605
Advertising	7,539	4,698	13,045	8,575
Depreciation and amortization	3,601	3,723	7,549	7,534
	72,441	62,788	148,271	131,712
Operating income	11,400	8,569	26,529	12,330

Other income (expense):
Interest income	304	255	588	458

Income before income tax expense	11,704	8,824	27,117	12,788

Income tax expense	4,963	3,706	11,590	5,371

Net income	$6,741	$5,118	$15,527	$7,417

Less net income allocated to common shares	(199)	$(51)	(463)	(214)

Net income allocated to participating securities	$6,542	$5,067	$15,064	$7,203

Basic net income per share of common stock	$0.25	$0.20	$0.59	$0.29

Diluted net income per share of common stock	$0.25	$0.20	$0.59	$0.28

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2010	30,839	$309	$135,607	$(124,464)	$21	$228,922	$240,395
Purchase of treasury stock, at cost	―	―	―	(6,639)	—	―	(6,639)
Exercise of stock options	―	―	(966)	4,249	—	―	3,283
Income tax benefit from stock-based compensation, net	―	―	1,610	—	—	―	1,610
Stock-based compensation expense	—	—	(140)	4,486	—	—	4,346
Other	―	―	82	404	—	―	486
Dividends paid	—	—	—	—	—	(7,953)	(7,953)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	38	—	38
Net income	—	—	—	—	—	15,527	15,527
Comprehensive income	—	—	—	—	—	—	15,565
Balance at June 30, 2011	30,839	$309	$136,193	$(121,964)	$59	$236,496	$251,093

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$15,527	$7,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,546	7,567
Amortization of marketable securities	985	640
Stock-based compensation	4,346	4,178
Deferred income taxes	1,379	4,573
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(127)	(1,308)
Accounts receivable	7,018	(54,450)
Prepaid insurance	455	(7,435)
Other current assets	(1,217)	(1,789)
Other assets	5,909	9,768
Accounts payable	(885)	(530)
Payroll taxes and other payroll deductions payable	(46,886)	(49,494)
Accrued worksite employee payroll expense	61,379	59,549
Accrued health insurance costs	(2,994)	4,555
Accrued workers’ compensation costs	4,850	4,484
Accrued corporate payroll, commissions and other accrued liabilities	(3,537)	3,506
Income taxes payable/receivable	562	(1,439)
Total adjustments	38,783	(17,625)
Net cash provided by (used in) operating activities	54,310	(10,208)

Cash flows from investing activities:
Marketable securities purchases	(13,903)	(47,787)
Marketable securities proceeds from dispositions	17,387	2,415
Marketable securities proceeds from maturities	1,365	9,863
Cash exchanged for acquisitions	(11,450)	(5,648)
Property and equipment	(8,404)	(2,430)
Net cash used in investing activities	(15,005)	(43,587)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from financing activities:
Purchase of treasury stock	$(6,639)	$(2,387)
Dividends paid	(7,953)	(6,775)
Proceeds from the exercise of stock options	3,283	4,517
Income tax benefit from stock-based compensation	1,880	295
Other	486	442
Net cash used in financing activities	(8,943)	(3,908)

Net increase (decrease) in cash and cash equivalents	30,362	(57,703)
Cash and cash equivalents at beginning of period	234,829	227,085
Cash and cash equivalents at end of period	$265,191	$169,382

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation formerly named Administaff, Inc. (“Insperity” or the “Company”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. The Company’s name change, which was effective March 3, 2011, reflects the Company’s evolution over the past 25 years from a professional employer organization (“PEO”), an industry it pioneered, to its current position as a comprehensive business performance solutions provider.  The Company’s most comprehensive HR business offering is provided through its PEO services, now known as Workforce OptimizationTM , which encompasses a broad range of human resource functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.  In addition to Workforce Optimization, the Company provides Performance Management, Expense Management, Time and Attendance, Organizational Planning, Employment Screening, Recruiting Services, Retirement Services, Business Insurance and Technology Services solutions, many of which are offered via desktop applications and software as a service (“SaaS”) delivery models (“Adjacent Businesses”). For the six months ended June 30, 2011 and 2010, revenues from the Company’s Texas markets represented 27% and 29%, while revenues from the Company’s California markets represented 16% and 15%, of the Company’s total revenues, respectively.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010. The Company’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  The Company’s Consolidated Balance Sheet at June 30, 2011 and the Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the periods ended June 30, 2011 and 2010, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2011 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in the Company’s Consolidated Balance Sheet.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums in its Consolidated Balance Sheet.  The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.6 million as of June 30, 2011, and is reported as a long-term asset.  As of June 30, 2011, Plan Costs were less than the net premiums paid and owed to United by $29.4 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $20.4 million balance is included in prepaid insurance, a current asset, in the Company’s Consolidated Balance Sheet.  The premiums owed to United at June 30, 2011 were $9.1 million, which is included in accrued health insurance costs, a current liability in the Company’s Consolidated Balance Sheet.

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

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the six months ended June 30, 2011 and 2010, Insperity reduced accrued workers’ compensation costs by $4.0 million and $3.7 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2011 and 2010 were 1.3% and 1.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims for the six months ended June 30, 2011 and 2010:

	2011	2010
	(in thousands)

Beginning balance, January 1,	$96,934	$88,450
Accrued claims	19,523	16,587
Present value discount	(898)	(1,036)
Paid claims	(14,493)	(11,783)
Ending balance	$101,066	$92,218

Current portion of accrued claims	$41,331	$37,744
Long-term portion of accrued claims	59,735	54,474
	$101,066	$92,218

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheet at June 30, 2011 includes $1.6 million of workers’ compensation administrative fees.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.  In the first half of 2011 and 2010, the Company received $9.6 million and $15.6 million, respectively, for the return of excess claim funds related to the ACE Program, which reduced deposits.  As of June 30, 2011, the Company had restricted cash of $41.3 million and deposits of $45.7 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30,	December 31,
	2011	2010
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$82,413	$157,680
Investment Holdings
Money market funds (cash equivalents)	87,952	72,258
Marketable securities	37,598	43,367
	207,963	273,305
Cash held in demand accounts	105,672	31,295
Outstanding checks	(10,846)	(26,404)
Total cash, cash equivalents and marketable securities	$302,789	$278,196

Cash and cash equivalents	$265,191	$234,829
Marketable securities	37,598	43,367
	$302,789	$278,196

The Company’s cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of June 30, 2011 and December 31, 2010, are $83.6 million and $128.8 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $81.1 million and $8.1 million in client prepayments, respectively.

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

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	June 30,
	2011	Level 1	Level 2	Level 3

Money market funds	$170,365	$170,365	$—	$—
Municipal bonds	37,598	—	37,598	—
Total	$207,963	$170,365	$37,598	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2010	Level 1	Level 2	Level 3

Money market funds	$229,938	$229,938	$—	$—
Municipal bonds	43,367	—	43,367	—
Total	$273,305	$229,938	$43,367	$—

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

The following table summarizes the Company’s available-for-sale marketable securities as of June 30, 2011 and December 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
June 30, 2011:
Municipal bonds	$37,497	$110	$(9)	$37,598

December 31, 2010:
Municipal bonds	$43,330	$63	$(26)	$43,367

The Company utilizes specific identification to account for realized gains and losses recognized on sales of available-for-sale marketable securities.  During the periods ended June 30, 2011 and 2010, the Company had no realized gains or losses recognized on sales of marketable securities.

As of June 30, 2011, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$20,369	$20,395
One to five years	17,128	17,203
Total	$37,497	$37,598

4.	Acquisitions

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

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase shares of the Company’s outstanding common stock from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  During the six months ended June 30, 2011, 119,237 shares were repurchased under the program and 106,407 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  The shares related to withholding obligations are not subject to the repurchase program.  As of June 30, 2011, the Company was authorized to repurchase an additional 1,020,156 shares under the program.

The Board declared quarterly dividends of $0.15 and $0.13 per share of common stock in each of the first two quarters of 2011 and 2010, respectively, resulting in a total of $8.0 million and $6.8 million, respectively, in dividend payments made by the Company during the first half of each year.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations for the three month and six month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$6,741	$5,118	$15,527	$7,417
Less income allocated to participating securities	(199)	(51)	(463)	(214)
Net income allocated to common shares	$6,542	$5,067	$15,064	$7,203

Weighted average common shares outstanding	25,726	25,381	25,608	25,231
Incremental shares from assumed conversions of common stock options	101	112	110	102
Adjusted weighted average common shares outstanding	25,827	25,493	25,718	25,333

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	8	460	4	568

7.	Commitments and Contingencies

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

As a result of a 2001 corporate restructuring, the Company filed for a transfer of its state unemployment tax reserve account with the Employment Development Department of the State of California (“EDD”).  The EDD approved our request for transfer of the reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer.  In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD.  The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate.  The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million.  In January 2004, the Company filed petitions with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the validity of the Notice, asserting several procedural and substantive defenses.  The Company’s appeal is still pending and no date has been set for a hearing.

One procedural defense included in the Company’s appeal asserts that EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame and that all of the statutes of limitations concerning EDD’s ability to reassess or modify unemployment tax rates for the periods addressed in the Notice had expired (“Notification Defense”).  During 2010, a California Circuit Court issued a ruling in favor of EDD regarding a dispute involving a taxpayer who made arguments similar to the Company’s Notification Defense. The Supreme Court of California subsequently denied the taxpayer’s petition for review.  The Company received a statement of account from the EDD indicating taxes, penalties and interest due of approximately $8.1 million.  The Company is currently in settlement discussions with EDD.  In the event a mutually agreeable settlement cannot be reached, the Company intends to continue to vigorously assert its defenses, including its Notification Defense, as the facts in the case at issue are not identical to the facts and circumstances of the Company’s dispute.  However, at this time it is not possible to determine the ultimate outcome.

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
Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

The following table presents certain information related to our results of operations for the three months ended June 30, 2011 and 2010.

	Three months ended June 30,
	2011	2010	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.731 billion and $2.354 billion, less worksite employee payroll cost of $2.258 billion and $1.942 billion, respectively)	$472,903	$412,418	14.7%
Gross profit	83,841	71,357	17.5%
Operating expenses	72,441	62,788	15.4%
Operating income	11,400	8,569	33.0%
Other income	304	255	19.2%
Net income	6,741	5,118	31.7%
Diluted net income per share of common stock	0.25	0.20	25.0%

Statistical Data:
Average number of worksite employees paid per month	114,656	105,359	8.8%
Revenues per worksite employee per month(1)	$1,375	$1,305	5.4%
Gross profit per worksite employee per month	244	226	8.0%
Operating expenses per worksite employee per month	211	199	6.0%
Operating income per worksite employee per month	33	27	22.2%
Net income per worksite employee per month	20	16	25.0%
_________________________

(1)	Gross billings of $7,938 and $7,450 per worksite employee per month, less payroll cost of $6,563 and $6,145 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2011 increased 14.7% over the 2010 period due to an 8.8% increase in the average number of worksite employees paid per month and a 5.4%, or $70 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the second quarter of 2010 and distribution for the quarters ended June 30, 2011 and 2010 were as follows:

	Three months ended June 30,			Three months ended June 30,
	2011	2010	% Change	2011	2010
	(in thousands)			(% of total revenues)

Northeast	$122,199	$97,727	25.0%	26.2%	23.9%
Southeast	46,474	44,955	3.4%	9.9%	11.0%
Central	67,997	60,352	12.7%	14.6%	14.7%
Southwest	135,093	125,931	7.3%	29.0%	30.8%
West	94,465	80,188	17.8%	20.3%	19.6%
	466,228	409,153	13.9%	100.0%	100.0%
Adjacent Businesses and other revenue	6,675	3,265	104.4%
Total revenue	$472,903	$412,418	14.7%

Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the second quarter of 2011, the net change in existing clients, new client sales and client retention all improved as compared to the second quarter of 2010.

Gross Profit

Gross profit for the second quarter of 2011 increased 17.5% over the second quarter of 2010 to $83.8 million.  The average gross profit per worksite employee increased 8.0% to $244 per month in the 2011 period from $226 per month in the 2010 period.  Included in gross profit in 2011 is an $11 contribution from our Adjacent Businesses compared to $5 in the 2010 period, due to acquisitions that closed after the second quarter of 2010.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 5.4% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.8% to $1,131 per worksite employee per month in the second quarter of 2011 versus $1,079 in the second quarter of 2010.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $25 per worksite employee per month, or 5.0% on a cost per covered employee basis compared to the second quarter of 2010.  These results were favorably impacted by a decrease in the number of COBRA participants.  The number of participants electing COBRA coverage in the United plan declined from 7.0% in the second quarter of 2010 to 3.9% in the second quarter of 2011.  Historically, the net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  The percentage of worksite employees covered under our health insurance plans was 73.8% in the 2011 period compared to 74.3% in the 2010 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 4.6%, but decreased $1 per worksite employee per month compared to the second quarter of 2010.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.59% in the 2011 period compared to 0.64% in the 2010 period.  During the 2011 period, we recorded reductions in workers’ compensation costs of $2.2 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $1.7 million, or 0.09% of non-bonus payroll costs, in the 2010 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 11 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 15.0%, or $25 per worksite employee per month compared to the second quarter of 2010, primarily due to the 16.2% increase in payroll costs.  Payroll taxes as a percentage of payroll cost were 7.2% in the 2011 period compared to 7.3% in the 2010 period.

Operating Expenses

The following table presents certain information related to our operating expenses for the three months ended June 30, 2011 and 2010.

	Three months ended June 30,			Three months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$38,467	$34,505	11.5%	$112	$109	2.8%
Stock–based compensation	2,556	2,410	6.1%	7	8	(12.5)%
General and administrative expenses	17,023	14,634	16.3%	50	46	8.7%
Commissions	3,255	2,818	15.5%	9	9	—
Advertising	7,539	4,698	60.5%	22	15	46.7%
Depreciation and amortization	3,601	3,723	(3.3)%	11	12	(8.3)%
Total operating expenses	$72,441	$62,788	15.4%	$211	$199	6.0%

Operating expenses increased 15.4% to $72.4 million compared to $62.8 million in the second quarter of 2010, primarily due to $3.1 million related to our rebranding initiative and $2.9 million associated with acquisitions completed in late 2010 and early 2011.  Operating expenses per worksite employee per month increased to $211 in the 2011 period from $199 in the 2010 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 11.5%, or $3 per worksite employee per month compared to the 2010 period.  This increase was primarily due to a 10.2% rise in headcount, largely related to our adjacent business strategy and the associated acquisitions.

•
Stock-based compensation increased 6.1%, but decreased $1 per worksite employee per month compared to the 2010 period.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
General and administrative expenses increased 16.3%, or $4 per worksite employee per month compared to the second quarter of 2010, primarily due to costs associated with our acquisitions in late 2010 and early 2011, as well as increased travel, consulting and office expenses.

•	Commissions expense increased 15.5%, but remained flat on a per worksite employee per month basis compared to the 2010 period.

•
Advertising costs increased 60.5%, or $7 per worksite employee per month compared to the 2010 period, primarily due to advertising and business promotions related to the Company’s rebranding initiative.

•	Depreciation and amortization expense decreased 3.3%, or $1 per worksite employee per month basis compared to the 2010 period.

Other Income (Expense)

Other income (expense) remained flat at $0.3 million in the second quarter of 2011 and 2010.

Income Tax Expense

Our effective income tax rate was 42.4% in the 2011 period compared to 42.0% in the 2010 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $33 and $20 in the 2011 period, versus $27 and $16 in the 2010 period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

The following table presents certain information related to our results of operations for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,
	2011	2010	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $5.619 billion and $4.830 billion, less worksite employee payroll cost of $4.610 billion and $3.960 billion, respectively)	$1,009,284	$870,080	16.0%
Gross profit	174,800	144,042	21.4%
Operating expenses	148,271	131,712	12.6%
Operating income	26,529	12,330	115.2%
Other income	588	458	28.4%
Net income	15,527	7,417	109.3%
Diluted net income per share of common stock	0.59	0.28	110.7%

Statistical Data:
Average number of worksite employees paid per month	113,533	104,184	9.0%
Revenues per worksite employee per month(1)	$1,482	$1,392	6.5%
Gross profit per worksite employee per month	257	230	11.7%
Operating expenses per worksite employee per month	218	211	3.3%
Operating income per worksite employee per month	39	20	95.0%
Net income per worksite employee per month	23	12	91.7%
_________________________

(1)	Gross billings of $8,249 and $7,726 per worksite employee per month, less payroll cost of $6,767 and $6,334 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2011, increased 16.0% over the 2010 period due to a 9.0% increase in the average number of worksite employees paid per month and a 6.5%, or $90 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenues compared to the first six months of 2010 and distribution for the six months ended June 30, 2011 and 2010 were as follows:

	Six months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010
	(in thousands)			(% of total revenues)

Northeast	$262,944	$207,259	26.9%	26.4%	24.0%
Southeast	97,849	94,046	4.0%	9.8%	10.9%
Central	146,596	128,694	13.9%	14.7%	14.9%
Southwest	288,843	267,241	8.1%	29.0%	30.9%
West	199,557	166,544	19.8%	20.1%	19.3%
	995,789	863,784	15.3%	100.0%	100.0%
Adjacent Businesses and other revenue	13,495	6,296	114.3%
Total revenue	$1,009,284	$870,080	16.0%

Our growth rate is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first half of 2011, the net change in existing clients, new client sales and client retention all improved as compared to the first half of 2010.

Gross Profit

Gross profit for the first half of 2011 increased 21.4% over the 2010 period to $174.8 million.  The average gross profit per worksite employee increased 11.7% to $257 per month in the 2011 period from $230 per month in the 2010 period.  Included in gross profit in 2011 is an $11 contribution from our Adjacent Businesses compared to $4 in the 2010 period, due to acquisitions that closed after the first half of 2010.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 6.5% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 5.4% to $1,225 per worksite employee per month in the first half of 2011 versus $1,162 in the first half of 2010.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $18 per worksite employee per month, or 3.9% on a cost per covered employee basis compared to the 2010 period.  These results reflect the favorable impact of plan design changes implemented on January 1, 2011, and a decrease in the number of COBRA participants.  The number of participants electing COBRA coverage in the United plan declined from 7.0% in the first half of 2010 to 4.2% in the first half 2011.  Historically, the net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  The percentage of worksite employees covered under our health insurance plans was 74.1% in the 2011 period compared to 74.7% in the 2010 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 9.2%, but remained flat on a per worksite employee per month basis compared to the first six months of 2010.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.60% in the 2011 period compared to 0.63% in the 2010 period.  During the 2011 period, we recorded reductions in workers’ compensation costs of $4.0 million, or 0.10% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $3.7 million, or 0.10% of non-bonus payroll costs, in the 2010 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 11 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 17.7%, or $42 per worksite employee per month compared to the first half of 2010 primarily due to the 16.4% increase in payroll costs.  Payroll taxes as a percentage of payroll cost were 8.4% in the 2011 period compared to 8.3% in the 2010 period.

Operating Expenses

The following table presents certain information related to our operating expenses for the six months ended June 30, 2011 and 2010.

	Six months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$78,064	$73,692	5.9%	$115	$118	(2.5)%
Stock–based compensation	4,346	4,178	4.0%	7	7	—
General and administrative expenses	38,916	32,128	21.1%	57	51	11.8%
Commissions	6,351	5,605	13.3%	9	9	—
Advertising	13,045	8,575	52.1%	19	14	35.7%
Depreciation and amortization	7,549	7,534	0.2%	11	12	(8.3)%
Total operating expenses	$148,271	$131,712	12.6%	$218	$211	3.3%

Operating expenses increased 12.6% to $148.3 million compared to $131.7 million in the first half of 2010, primarily due to $7.9 million related to our rebranding initiative and $5.8 million associated with acquisitions completed in late 2010 and early 2011.  Operating expenses per worksite employee per month increased to $218 in the 2011 period versus $211 in the 2010 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 5.9%, but decreased $3 per worksite employee per month compared to the 2010 period.  This increase was primarily due to a 6.8% rise in headcount, largely related to our adjacent business strategy and the associated acquisitions.

•
Stock-based compensation increased 4.0%, but remained flat on a per worksite employee per month basis compared to the 2010 period.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
General and administrative expenses increased 21.1%, or $6 per worksite employee per month compared to the first half of 2010, primarily due to $3.5 million in costs associated with the Company’s rebranding initiative and $2.0 million associated with the acquisitions in late 2010 and early 2011.

•	Commissions expense increased 13.3%, but remained flat on a per worksite employee per month basis compared to the 2010 period.

•
Advertising costs increased 52.1%, or $5 per worksite employee per month compared to the 2010 period, primarily due to $4.4 million in advertising and business promotions related to our rebranding initiative.

•	Depreciation and amortization expense increased 0.2%, but decreased $1 on a per worksite employee per month basis compared to the 2010 period.

Other Income (Expense)

Other income (expense) remained relatively flat in the first half of 2011 compared to the 2010 period.

Income Tax Expense

Our effective income tax rate was 42.7% in the 2011 period compared to 42.0% in the 2010 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $39 and $23 in the 2011 period, versus $20 and $12 in the 2010 period.

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

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
	(in thousands, except per worksite employee data)

Payroll cost (GAAP)	$2,257,602	$1,942,142	16.2%	$4,609,865	$3,959,675	16.4%
Less: Bonus payroll cost	164,612	91,984	79.0%	469,461	321,489	46.0%
Non-bonus payroll cost	$2,092,990	$1,850,158	13.1%	$4,140,404	$3,638,186	13.8%

Payroll cost per worksite employee (GAAP)	$6,563	$6,145	6.8%	$6,767	$6,334	6.8%
Less: Bonus payroll cost per worksite employee	478	291	64.3%	689	514	34.0%
Non-bonus payroll cost per worksite employee	$6,085	$5,854	3.9%	$6,078	$5,820	4.4%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $302.8 million in cash, cash equivalents and marketable securities at June 30, 2011, of which approximately $83.6 million was payable in early July 2011 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $81.1 million of client prepayments that were payable in July 2011.  At June 30, 2011, we had working capital of $152.2 million compared to $144.5 million at December 31, 2010.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2011.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2011 was $54.3 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended June 30, 2011, which ended on a Thursday, client prepayments were $81.1 million and accrued worksite employee payroll was $171.1 million.  In the period ended December 31, 2010, which ended on a Friday, client prepayments were $8.1 million and accrued worksite employee payroll was $109.7 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $18.2 million in the first half of 2011 and $19.0 million in the first half of 2010.

However, our estimate of workers’ compensation loss costs was $18.6 million and $15.6 million in 2011 and 2010, respectively.  During 2011 and 2010, we received $9.6 million and $15.6 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $29.4 million surplus, $20.4 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheet at June 30, 2011.  The premiums owed to United at June 30, 2011, were $9.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 109.3% to $15.5 million in the six months ended June 30, 2011, compared to $7.4 million in the six months ended June 30, 2010.  Please read Results of Operations – Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 on page 22.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $15.0 million for the six months ended June 30, 2011, due to $8.4 million in capital expenditures primarily related to our technology infrastructure and our $10.8 million acquisition of the OrgPlus software from HumanConcepts.  See Note 4, “Acquisitions” on page 15 for additional information.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $8.9 million for the six months ended June 30, 2011, including $8.0 million in dividends paid and $6.6 million in stock repurchases.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended June 30, 2011, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
04/01/2011 – 04/30/2011	265	(2)	$29.70	12,360,607	1,139,393
05/01/2011 – 05/31/2011	280	(2)	30.29	12,360,607	1,139,393
06/01/2011 – 06/30/2011	119,782	(1)(2)	29.50	12,479,844	1,020,156
Total	120,327		$29.50	12,479,844	1,020,156
_______________

(1)
Our Board of Directors has approved a repurchase program of Insperity common stock.  During the three months ended June 30, 2011, 119,237 shares were repurchased under the program and 1,090 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2011, the Company was authorized to repurchase an additional 1,020,156 shares under the program. Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

(2)
These shares include shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock.  The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date.  These shares are not subject to the repurchase program described above.

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
__________
*	Filed with this report.

**	Filed electronically with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the six month and three month periods ended June 30, 2011 and 2010; (ii) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (iii) the Consolidated Statements of Cash Flows for the periods ended June 30, 2011 and 2010 and (iv) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: August 1, 2011	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)