Form 10-Q
period 2011-09-30
INSPERITY, INC.
filed 2011-11-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.
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

As of October 25, 2011, 25,809,994 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

PART I

ITEM 1.	FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)

Current assets:
Cash and cash equivalents	$169,910	$234,829
Restricted cash	42,812	41,204
Marketable securities	55,394	43,367
Accounts receivable, net:
Trade	2,069	1,194
Unbilled	154,256	134,187
Other	6,013	6,726
Prepaid insurance	15,182	24,978
Other current assets	10,967	8,528
Income taxes receivable	989	1,808
Deferred income taxes	1,751	1,267
Total current assets	459,343	498,088

Property and equipment:
Land	3,653	3,260
Buildings and improvements	66,673	64,953
Computer hardware and software	76,174	67,714
Software development costs	29,778	27,482
Furniture and fixtures	35,124	35,164
Aircraft	35,806	31,524
	247,208	230,097
Accumulated depreciation and amortization	(158,756)	(154,070)
Total property and equipment, net	88,452	76,027

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,640
Deposits – workers’ compensation	46,728	51,731
Goodwill and other intangible assets, net	28,867	21,251
Other assets	1,440	1,108
Total other assets	88,675	85,730
Total assets	$636,470	$659,845

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2011	December 31, 2010
	(Unaudited)

Current liabilities:
Accounts payable	$2,659	$3,309
Payroll taxes and other payroll deductions payable	104,204	145,096
Accrued worksite employee payroll cost	130,788	109,697
Accrued health insurance costs	5,209	15,419
Accrued workers’ compensation costs	45,316	42,081
Accrued corporate payroll and commissions	22,296	23,743
Other accrued liabilities	19,778	14,264
Total current liabilities	330,250	353,609

Noncurrent liabilities:
Accrued workers’ compensation costs	58,508	55,730
Other accrued liabilities	––	1,261
Deferred income taxes	9,260	8,850
Total noncurrent liabilities	67,768	65,841

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,111	135,607
Treasury stock, at cost	(134,697)	(124,464)
Accumulated other comprehensive income, net of tax	52	21
Retained earnings	236,677	228,922
Total stockholders’ equity	238,452	240,395
Total liabilities and stockholders’ equity	$636,470	$659,845

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues (gross billings of $2.835 billion, $2.444 billion, $8.454 billion and $7.274 billion, less worksite employee payroll cost of $2.363 billion, $2.030 billion, $6.973 billion and $5.990 billion, respectively)	$471,821	$414,146	$1,481,105	$1,284,226
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	384,792	340,460	1,219,276	1,066,498
Gross profit	87,029	73,686	261,829	217,728

Operating expenses:
Salaries, wages and payroll taxes	39,494	34,866	117,558	108,558
Stock-based compensation	2,109	1,970	6,455	6,148
Commissions	3,399	2,889	9,750	8,494
Advertising	5,235	2,605	18,280	11,180
General and administrative expenses	18,912	15,546	57,828	47,674
Depreciation and amortization	3,786	3,732	11,335	11,266
	72,935	61,608	221,206	193,320
Operating income	14,094	12,078	40,623	24,408

Other income (expense):
Interest, net	245	286	829	744
Other, net	(7,501)	––	(7,497)	––

Income before income tax expense	6,838	12,364	33,955	25,152

Income tax expense	2,739	5,130	14,329	10,501

Net income	$4,099	$7,234	$19,626	$14,651

Less net income allocated to participating securities	(120)	$(214)	(582)	(428)

Net income allocated to common shares	$3,979	$7,020	$19,044	$14,223

Basic net income per share of common stock	$0.16	$0.28	$0.75	$0.56

Diluted net income per share of common stock	$0.16	$0.28	$0.74	$0.56

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2010	30,839	$309	$135,607	$(124,464)	$21	$228,922	$240,395
Purchase of treasury stock, at cost	―	―	―	(22,459)	—	―	(22,459)
Exercise of stock options	―	―	(1,012)	4,893	—	―	3,881
Income tax benefit from stock-based compensation, net	―	―	1,709	—	—	―	1,709
Stock-based compensation expense	—	—	(280)	6,735	—	—	6,455
Other	―	―	87	598	—	―	685
Dividends paid	—	—	—	—	—	(11,871)	(11,871)
Change in unrealized gain on marketable securities, net of tax:
Unrealized gain	—	—	—	—	31	—	31
Net income	—	—	—	—	—	19,626	19,626
Comprehensive income	—	—	—	—	—	—	19,657
Balance at September 30, 2011	30,839	$309	$136,111	$(134,697)	$52	$236,677	$238,452

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$19,626	$14,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,335	11,266
Loss on exchange of assets	4,396	––
Amortization of marketable securities	1,535	1,148
Stock-based compensation	6,455	6,148
Deferred income taxes	(96)	1,692
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(1,608)	(3,225)
Accounts receivable	(20,231)	(28,665)
Prepaid insurance	9,796	(1,285)
Other current assets	(2,339)	(2,227)
Other assets	4,876	8,350
Accounts payable	(650)	21
Payroll taxes and other payroll deductions payable	(40,892)	(48,195)
Accrued worksite employee payroll expense	21,091	70,315
Accrued health insurance costs	(10,210)	4,041
Accrued workers’ compensation costs	6,013	6,199
Accrued corporate payroll, commissions and other accrued liabilities	3,656	4,851
Income taxes payable/receivable	479	2,566
Total adjustments	(6,394)	33,000
Net cash provided by operating activities	13,232	47,651

Cash flows from investing activities:
Marketable securities purchases	(43,607)	(56,775)
Marketable securities proceeds from dispositions	3,907	2,748
Marketable securities proceeds from maturities	26,194	15,890
Cash exchanged for acquisitions	(13,125)	(12,886)
Property and equipment	(23,404)	(4,349)
Net cash used in investing activities	(50,035)	(55,372)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from financing activities:
Purchase of treasury stock	$(22,459)	$(7,852)
Dividends paid	(11,871)	(10,148)
Proceeds from the exercise of stock options	3,881	5,505
Income tax benefit from stock-based compensation	2,049	432
Other	284	629
Net cash used in financing activities	(28,116)	(11,434)

Net decrease in cash and cash equivalents	(64,919)	(19,155)
Cash and cash equivalents at beginning of period	234,829	227,085
Cash and cash equivalents at end of period	$169,910	$207,930

Supplemental Cash Flow Information:

In September 2011, the Company exchanged an existing aircraft with a fair value of $4.0 million and paid an additional $10.0 million to acquire a replacement aircraft, resulting in a non-cash loss of $4.4 million, which is included in other income (expense).

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation formerly named Administaff, Inc. (“Insperity” or the “Company”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. The Company’s name change, which was effective March 3, 2011, reflects the Company’s evolution over the past 25 years from a professional employer organization (“PEO”), an industry it pioneered, to its current position as a comprehensive business performance solutions provider.  The Company’s most comprehensive HR business offering is provided through its PEO services, now known as Workforce OptimizationTM , which encompasses a broad range of human resource functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.  In addition to Workforce Optimization, the Company offers Performance Management, Expense Management, Time and Attendance, Organizational Planning, Employment Screening, Recruiting Services, Retirement Services, Business Insurance and Technology Services solutions, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models. For the nine months ended September 30, 2011 and 2010, PEO revenues from the Company’s Texas markets represented 27% and 29%, while PEO revenues from the Company’s California markets represented 16% and 15%, of the Company’s total PEO revenues, respectively.

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010. The Company’s Consolidated Balance Sheets at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  The Company’s Consolidated Balance Sheets at September 30, 2011 and the Consolidated Statements of Operations and Cash Flows for the periods ended September 30, 2011 and 2010, and Stockholders’ Equity for the period ended September 30, 2011, have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in the Company’s Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and the Company would record an asset for the excess premiums in its Consolidated Balance Sheets.  The terms of the arrangement require the Company to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.6 million as of September 30, 2011, and is reported as a long-term asset.  As of September 30, 2011, Plan Costs were less than the net premiums paid and owed to United by $22.7 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $13.7 million balance is included in prepaid insurance, a current asset, in the Company’s Consolidated Balance Sheets.  The premiums owed to United at September 30, 2011 were $1.9 million, which is included in accrued health insurance costs, a current liability in the Company’s Consolidated Balance Sheets.

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

Effective October 1, 2010, in addition to the Company bearing the economic burden for the first $1 million layer of claims per occurrence, the Company will also bear the economic burden for those claims exceeding $1 million, up to a maximum aggregate amount of $5 million per policy year.

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

The Company employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company’s workers’ compensation claims cost estimates.  During the nine months ended September 30, 2011 and 2010, Insperity reduced accrued workers’ compensation costs by $8.6 million and $5.0 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2011 and 2010 were 1.2% and 1.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in the Company’s Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(in thousands)

Beginning balance, January 1,	$96,934	$88,450
Accrued claims	26,668	24,985
Present value discount	(1,159)	(1,350)
Paid claims	(21,123)	(18,133)
Ending balance	$101,320	$93,952

Current portion of accrued claims	$42,812	$39,661
Long-term portion of accrued claims	58,508	54,291
	$101,320	$93,952

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at September 30, 2011 includes $2.5 million of workers’ compensation administrative fees.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in the Company’s Consolidated Balance Sheets.  In the first nine months of 2011 and 2010, the Company received $10.0 million and $15.6 million, respectively, for the return of excess claim funds related to the ACE Program, which reduced deposits.  As of September 30, 2011, the Company had restricted cash of $42.8 million and deposits of $46.7 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes the Company’s investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2011	December 31, 2010
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$18,367	$157,680
Investment Holdings
Money market funds (cash equivalents)	60,174	72,258
Marketable securities	55,394	43,367
	133,935	273,305
Cash held in demand accounts	105,194	31,295
Outstanding checks	(13,825)	(26,404)
Total cash, cash equivalents and marketable securities	$225,304	$278,196

Cash and cash equivalents	$169,910	$234,829
Marketable securities	55,394	43,367
	$225,304	$278,196

The Company’s cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of September 30, 2011 and December 31, 2010, are $93.1 million and $128.8 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $3.9 million and $8.1 million in client prepayments, respectively.

The Company accounts for its financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets;
•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs; and
•	Level 3 - significant unobservable inputs.

The following table summarizes the levels of fair value measurements of the Company’s financial assets:

	Fair Value Measurements
	(in thousands)
	September 30, 2011	Level 1	Level 2	Level 3

Money market funds	$78,541	$78,541	$—	$—
Municipal bonds	55,394	––	55,394	—
Total	$133,935	$78,541	$55,394	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2010	Level 1	Level 2	Level 3

Money market funds	$229,938	$229,938	$—	$—
Municipal bonds	43,367	—	43,367	—
Total	$273,305	$229,938	$43,367	$—

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

The following table summarizes the Company’s available-for-sale marketable securities as of September 30, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
September 30, 2011:
Municipal bonds	$55,304	$125	$(35)	$55,394

December 31, 2010:
Municipal bonds	$43,330	$63	$(26)	$43,367

The Company utilizes specific identification to account for realized gains and losses recognized on sales of available-for-sale marketable securities.  During the periods ended September 30, 2011 and 2010, the Company had no realized gains or losses recognized on sales of marketable securities.

As of September 30, 2011, the contractual maturities of the Company’s marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$31,601	$31,640
One to five years	23,703	23,754
Total	$55,304	$55,394

4.	Acquisitions

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

In January 2011, the Company acquired from HumanConcepts, a provider of workforce decision support solutions, ownership of its OrgPlus desktop software product line for small and medium-sized businesses, and its associated customer base, as well as a source code license for a SaaS-based version. OrgPlus facilitates creation, management and communication of detailed organizational charts. The acquisition reflects Insperity’s continued business strategy to expand its human resource services as well as the solutions available to the Company’s current and target clients.  The Company paid $10.8 million upon the closing of the transaction and expects to pay an additional $1.2 million in the first quarter of 2012 based on the terms of the agreement.

5.	Revolving Credit Facility

On September 15, 2011, the Company entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions. The Company’s obligations under the Facility are secured by 65% of the stock of the Company’s captive insurance subsidiary and are guaranteed by all of the Company’s domestic subsidiaries. At September 30, 2011, the Company had not drawn on the Facility.

The Facility matures on September 15, 2015.  Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at the Company’s option, plus an applicable margin.  Depending on the Company’s leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%.  The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%.  The Company also pays an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants, which the Company believes are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on the Company’s ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire its capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires the Company to comply with financial covenants limiting the Company’s total funded debt, minimum interest coverage ratio and maximum leverage ratio. The Company was in compliance with all financial covenants under the Credit Agreement at September 30, 2011.

6.	Stockholders’ Equity

The Company’s Board of Directors (the “Board”) has authorized a program to repurchase shares of the Company’s outstanding common stock from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  In September 2011, the Board increased the authorized number of shares to be repurchased under the program by 1,000,000.  During the nine months ended September 30, 2011, 787,304 shares were repurchased under the program and 108,280 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  The shares related to withholding obligations are not subject to the repurchase program.  As of September 30, 2011, the Company was authorized to repurchase an additional 1,352,089 shares under the program.

The Board declared quarterly dividends of $0.15 and $0.13 per share of common stock in each of the first three quarters of 2011 and 2010, respectively, resulting in a total of $11.9 million and $10.1 million, respectively, in dividend payments made by the Company during the nine months ended September 30 of each year.

7.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations for the three month and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)

Net income	$4,099	$7,234	$19,626	$14,651
Less income allocated to participating securities	(120)	(214)	(582)	(428)
Net income allocated to common shares	$3,979	$7,020	$19,044	$14,223

Weighted average common shares outstanding	25,425	25,312	25,546	25,258
Incremental shares from assumed conversions of common stock options	74	111	98	105
Adjusted weighted average common shares outstanding	25,499	25,423	25,644	25,363

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	54	339	21	492

8.	Commitments and Contingencies

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

As a result of a 2001 corporate restructuring, the Company filed for a transfer of its state unemployment tax reserve account with the Employment Development Department of the State of California (“EDD”).  The EDD approved the Company’s request for transfer of the reserve account in May 2002 and also notified the Company of its new contribution rates based upon the approved transfer.  In December 2003, the Company received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD.  The Notice stated that the EDD was collapsing the accounts of the Company’s subsidiaries into the account of the entity with the highest unemployment tax rate.  The Notice also retroactively imposed the higher unemployment insurance rate on all of the Company’s California employees for 2003, resulting in an assessment of $5.6 million.  In January 2004, the Company filed petitions with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the validity of the Notice, asserting several procedural and substantive defenses.

One procedural defense included in the Company’s appeal asserts that EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame and that all of the statutes of limitations concerning EDD’s ability to reassess or modify unemployment tax rates for the periods addressed in the Notice had expired (“Notification Defense”).  During 2010, a California Circuit Court issued a ruling in favor of EDD regarding a dispute involving a taxpayer who made arguments similar to the Company’s Notification Defense. The Supreme Court of California subsequently denied the taxpayer’s petition for review.  The Company subsequently received a statement of account from the EDD indicating taxes, penalties and interest due of approximately $8.1 million.

While still denying all liability, the Company entered into a written agreement with the EDD in September 2011 to fully and finally settle this dispute (the “Settlement Agreement”).  Pursuant to the terms of the Settlement Agreement, which is subject to the approval of the ALJ, the Company agreed to pay $3.1 million (the “Settlement Amount”) to the EDD.  The Settlement Amount of $3.1 million was recorded in other income (expense) in the third quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as well as our consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

We believe we have implemented the accounting pronouncements with a material impact on our financial statements.

In September 2011, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment was issued.  ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other.  Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011.  The Company plans to early adopt ASU 2011-08 in the fourth quarter of 2011 when we perform our annual impairment test.  We do not anticipate the adoption to have a material impact on our Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010.

The following table presents certain information related to our results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $2.835 billion and $2.444 billion, less worksite employee payroll cost of $2.363 billion and $2.030 billion, respectively)	$471,821	$414,146	13.9%
Gross profit	87,029	73,686	18.1%
Operating expenses	72,935	61,608	18.4%
Operating income	14,094	12,078	16.7%
Other income (expense)	(7,256)	286	––
Net income	4,099	7,234	(43.3)%
Diluted net income per share of common stock	0.16	0.28	(42.9)%

Statistical Data:
Average number of worksite employees paid per month	118,226	108,440	9.0%
Revenues per worksite employee per month(1)	$1,330	$1,273	4.5%
Gross profit per worksite employee per month	245	227	7.9%
Operating expenses per worksite employee per month	206	189	9.0%
Operating income per worksite employee per month	40	37	8.1%
Net income per worksite employee per month	12	22	(45.5)%
_________________________

(1)	Gross billings of $7,992 and $7,513 per worksite employee per month, less payroll cost of $6,662 and $6,240 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2011 increased 13.9% over the 2010 period, primarily due to a 9.0% increase in the average number of worksite employees paid per month and a 4.5%, or $57 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the third quarter of 2010 and distribution for the quarters ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010	% Change	2011	2010
	(in thousands)			(% of total revenues)

Northeast	$120,994	$99,351	21.8%	26.1%	24.3%
Southeast	46,271	44,728	3.4%	10.0%	10.9%
Central	66,314	59,923	10.7%	14.3%	14.6%
Southwest	134,295	124,504	7.9%	28.9%	30.5%
West	96,122	80,732	19.1%	20.7%	19.7%
	463,996	409,238	13.4%	100.0%	100.0%
Adjacent Businesses and other revenue	7,825	4,908	59.4%
Total revenue	$471,821	$414,146	13.9%

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the third quarter of 2011, the net change in existing clients improved as compared to the third quarter of 2010, while worksite employees paid from new client sales declined and client retention remained consistent with the third quarter of 2010.

Gross Profit

Gross profit for the third quarter of 2011 increased 18.1% over the third quarter of 2010 to $87.0 million.  The average gross profit per worksite employee increased 7.9% to $245 per month in the 2011 period from $227 per month in the 2010 period.  Also included in gross profit in 2011 is a $12 per worksite employee per month contribution from our Adjacent Businesses compared to $7 per worksite employee per month in the 2010 period, primarily due to the OrgPlus acquisition that closed in the first quarter 2011.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 4.5% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 3.7% to $1,085 per worksite employee per month in the third quarter of 2011 versus $1,046 in the third quarter of 2010.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $25 per worksite employee per month, or 5.2% on a cost per covered employee basis compared to the third quarter of 2010.  These results were favorably impacted by a decrease in the number of COBRA participants.  The number of participants electing COBRA coverage in the United plan declined from 6.4% in the third quarter of 2010 to 3.4% in the third quarter of 2011 due primarily to the August 2011 expiration of the 65% federal premium subsidy provided to COBRA eligible participants under the American Recovery and Reinvestment Act of 2009.  Historically, the net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  The percentage of worksite employees covered under our health insurance plans was 73.0% in the 2011 period compared to 73.7% in the 2010 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 15.8%, or $8 per worksite employee per month, compared to the third quarter of 2010.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.43% in the 2011 period compared to 0.58% in the 2010 period.  During the 2011 period, we recorded reductions in workers’ compensation costs of $4.9 million, or 0.22% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $2.0 million, or 0.10% of non-bonus payroll costs, in the 2010 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 11 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 13.9%, or $18 per worksite employee per month compared to the third quarter of 2010, primarily due to the 16.4% increase in payroll costs.  Payroll taxes as a percentage of payroll cost were 6.4% in the 2011 period compared to 6.5% in the 2010 period.

Operating Expenses

The following table presents certain information related to our operating expenses for the three months ended September 30, 2011 and 2010

	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$39,494	$34,866	13.3%	$111	$107	3.7%
Stock–based compensation	2,109	1,970	7.1%	6	6	––
Commissions	3,399	2,889	17.7%	10	9	11.1%
Advertising	5,235	2,605	101.0%	15	8	87.5%
General and administrative expenses	18,912	15,546	21.7%	53	48	10.4%
Depreciation and amortization	3,786	3,732	1.4%	11	11	––
Total operating expenses	$72,935	$61,608	18.4`%	$206	$189	9.0%

Operating expenses increased 18.4% to $72.9 million compared to $61.6 million in the third quarter of 2010, primarily due to $1.8 million in expenses related to our rebranding initiative and $1.0 million in expenses associated with acquisitions completed in late 2010 and early 2011.  Operating expenses per worksite employee per month increased to $206 in the 2011 period from $189 in the 2010 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 13.3%, or $4 per worksite employee per month compared to the 2010 period.  This increase was primarily due to a 7.5% rise in headcount, largely related to our adjacent business strategy and the associated acquisitions.

•
Stock-based compensation increased 7.1%, but remained flat on a per worksite employee per month basis compared to the 2010 period.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 17.7%, or $1 per worksite employee per month basis compared to the 2010 period.

•	Advertising costs increased 101.0%, or $7 per worksite employee per month compared to the 2010 period, primarily due to advertising and business promotions related to our rebranding initiative.

•
General and administrative expenses increased 21.7%, or $5 per worksite employee per month compared to the third quarter of 2010, primarily due to increased travel, consulting and office expenses, as well as costs associated with recent acquisitions.

•	Depreciation and amortization expense increased 1.4%, but remained flat on a per worksite employee per month basis compared to the 2010 period.

Other Income (Expense)

Other expense increased $7.5 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to a $4.4 million loss related to the exchange of a corporate aircraft and a $3.1 million loss related to the Employment Development Department of the State of California (“EDD”) settlement. See Note 8, “Commitments and Contingencies” on page 17 for additional information on the EDD settlement.

Income Tax Expense

Our effective income tax rate was 40.1% in the 2011 period compared to 41.5% in the 2010 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $40 and $12 in the 2011 period, versus $37 and $22 in the 2010 period.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

The following table presents certain information related to our results of operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $8.454 billion and $7.274 billion, less worksite employee payroll cost of $6.973 billion and $5.990 billion, respectively)	$1,481,105	$1,284,226	15.3%
Gross profit	261,829	217,728	20.3%
Operating expenses	221,206	193,320	14.4%
Operating income	40,623	24,408	66.4%
Other income (expense)	(6,668)	744	—
Net income	19,626	14,651	34.0%
Diluted net income per share of common stock	0.74	0.56	32.1%

Statistical Data:
Average number of worksite employees paid per month	115,097	105,603	9.0%
Revenues per worksite employee per month(1)	$1,430	$1,351	5.8%
Gross profit per worksite employee per month	253	229	10.5%
Operating expenses per worksite employee per month	214	203	5.4%
Operating income per worksite employee per month	39	26	50.0%
Net income per worksite employee per month	19	15	26.7%
_________________________

(1)	Gross billings of $8,161 and $7,653 per worksite employee per month, less payroll cost of $6,731 and $6,302 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2011, increased 15.3% over the 2010 period, primarily due to a 9.0% increase in the average number of worksite employees paid per month and a 5.8%, or $79 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenues compared to the first nine months of 2010 and distribution for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010
	(in thousands)			(% of total revenues)

Northeast	$383,938	$306,610	25.2%	26.3%	24.1%
Southeast	144,120	138,774	3.9%	9.8%	10.9%
Central	212,910	188,618	12.9%	14.6%	14.8%
Southwest	423,139	391,745	8.0%	29.0%	30.8%
West	295,678	247,275	19.6%	20.3%	19.4%
	1,459,785	1,273,022	14.7%	100.0%	100.0%
Adjacent Businesses and other revenue	21,320	11,204	90.3%
Total revenue	$1,481,105	$1,284,226	15.3%

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first nine months of 2011, the net change in existing clients, worksite employees paid from new client sales and client retention all improved as compared to the first nine months of 2010.

Gross Profit

Gross profit for the first nine months of 2011 increased 20.3% over the 2010 period to $261.8 million.  The average gross profit per worksite employee increased 10.5% to $253 per month in the 2011 period from $229 per month in the 2010 period.  Also included in gross profit in 2011 is an $11 per worksite employee per month contribution from our Adjacent Businesses compared to $5 per worksite employee per month in the 2010 period, due to acquisitions that closed during 2010 and 2011.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 5.8% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.9% to $1,177 per worksite employee per month in the first nine months of 2011 versus $1,122 in the first nine months of 2010.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $21 per worksite employee per month, or 4.3% on a cost per covered employee basis compared to the 2010 period.  These results reflect the favorable impact of plan design changes implemented on January 1, 2011, and a decrease in the number of COBRA participants.  The number of participants electing COBRA coverage in the United plan declined from 6.8% in the first nine months of 2010 to 3.9% in the first nine months of 2011 due primarily to the August 2011 expiration of the 65% federal premium subsidy provided to COBRA eligible participants under the American Recovery and Reinvestment Act of 2009.  Historically, the net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  The percentage of worksite employees covered under our health insurance plans was 73.7% in the 2011 period compared to 74.3% in the 2010 period.  Please read Note 2 - “Accounting Policies – Health Insurance Costs” on page 10 for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 1.0%, but decreased $3 per worksite employee per month compared to the first nine months of 2010.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.54% in the 2011 period compared to 0.61% in the 2010 period.  During the 2011 period, we recorded reductions in workers’ compensation costs of $8.6 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $5.0 million, or 0.09% of non-bonus payroll costs, in the 2010 period.  Please read Note 2 “Accounting Policies – Workers’ Compensation Costs” on page 11 for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 16.6%, or $34 per worksite employee per month compared to the first nine months of 2010 primarily due to the 16.4% increase in payroll costs.  Payroll taxes as a percentage of payroll cost were 7.7% in both the 2011 and 2010 periods.

Operating Expenses

The following table presents certain information related to our operating expenses for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$117,558	$108,558	8.3%	$113	$114	(0.9)%
Stock–based compensation	6,455	6,148	5.0%	6	6	––
Commissions	9,750	8,494	14.8%	10	9	11.1%
Advertising	18,280	11,180	63.5%	18	12	50.0%
General and administrative expenses	57,828	47,674	21.3%	56	50	12.0%
Depreciation and amortization	11,335	11,266	0.6%	11	12	(8.3)%
Total operating expenses	$221,206	$193,320	14.4%	$214	$203	5.4%

Operating expenses increased 14.4% to $221.2 million compared to $193.3 million in the first nine months of 2010, primarily due to $9.7 million in expenses related to our rebranding initiative and $6.8 million in expenses associated with acquisitions completed in late 2010 and early 2011.  Operating expenses per worksite employee per month increased to $214 in the 2011 period versus $203 in the 2010 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 8.3%, but decreased $1 on a per worksite per month basis compared to the 2010 period.  This increase was primarily due to a 7.0% rise in headcount, largely related to our adjacent business strategy and the associated acquisitions.

•
Stock-based compensation increased 5.0%, but remained flat on a per worksite employee per month basis compared to the 2010 period.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 14.8%, or $1 per worksite employee per month basis compared to the 2010 period.

•
Advertising costs increased 63.5%, or $6 per worksite employee per month compared to the 2010 period, primarily due to $6.1 million in advertising and business promotions related to our rebranding initiative.

•
General and administrative expenses increased 21.3%, or $6 per worksite employee per month compared to the first nine months of 2010, primarily due to $3.6 million in expenses associated with the Company’s rebranding initiative and $2.4 million in expenses associated with the acquisitions in 2010 and early 2011.

•	Depreciation and amortization expense increased 0.6%, but decreased $1 on a per worksite employee per month basis compared to the 2010 period.

Other Income (Expense)

Other expense was $6.7 in the 2011 period, primarily due to a $4.4 million loss related to the exchange of an aircraft and a $3.1 million loss related to the EDD settlement with the State of California in the third quarter of 2011.  See Note 8, “Commitments and Contingencies” on page 17 for additional information on the EDD settlement.

Income Tax Expense

Our effective income tax rate was 42.2% in the 2011 period compared to 41.8% in the 2010 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $39 and $19 in the 2011 period, versus $26 and $15 in the 2010 period.

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

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	(in thousands, except per worksite employee data)

Payroll cost (GAAP)	$2,362,941	$2,030,006	16.4%	$6,972,806	$5,989,681	16.4%
Less: Bonus payroll cost	174,668	105,674	65.3%	644,129	427,163	50.8%
Non-bonus payroll cost	$2,188,273	$1,924,332	13.7%	$6,328,677	$5,562,518	13.8%

Payroll cost per worksite employee (GAAP)	$6,662	$6,240	6.8%	$6,731	$6,302	6.8%
Less: Bonus payroll cost per worksite employee	492	325	51.4%	621	449	38.3%
Non-bonus payroll cost per worksite employee	$6,170	$5,915	4.3%	$6,110	$5,853	4.4%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $225.3 million in cash, cash equivalents and marketable securities at September 30, 2011, of which approximately $93.1 million was payable in early October 2011 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $3.9 million of client prepayments that were payable in October 2011.  At September 30, 2011, we had working capital of $129.1 million compared to $144.5 million at December 31, 2010.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2011.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

In September 2011, we completed the financing for a new four-year, $100 million revolving credit facility (“Facility”), with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at September 30, 2011.  See Note 5, “Revolving Credit Facility” on page 15 for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2011 was $13.2 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended September 30, 2011, which ended on a Friday, client prepayments were $3.9 million and accrued worksite employee payroll was $130.8 million.  In the period ended December 31, 2010, which also ended on a Friday, client prepayments were $8.1 million and accrued worksite employee payroll was $109.7 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $27.3 million in the first nine months of 2011 and $28.5 million in the first nine months of 2010. However, our estimate of workers’ compensation loss costs was $25.5 million and $23.6 million in 2011 and 2010, respectively.  During 2011 and 2010, we received $10.0 million and $15.6 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums owed and cash funded to United has exceeded Plan Costs, resulting in a $22.7 million surplus, $13.7 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at September 30, 2011.  The premiums owed to United at September 30, 2011, were $1.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 34.0% to $19.6 million in the nine months ended September 30, 2011, compared to $14.7 million in the nine months ended September 30, 2010.  Please read Results of Operations – Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 on page 23.

Cash Flows from Investing Activities

Net cash flows used in investing activities were $50.0 million for the nine months ended September 30, 2011, due to $23.4 million in capital expenditures primarily related to our technology infrastructure and $10.0 million aircraft purchase.  We also spent $10.8 million for the acquisition of the OrgPlus business from HumanConcepts.  See Note 4, “Acquisitions” on page 15 for additional information.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $28.1 million for the nine months ended September 30, 2011, including $22.5 million in stock repurchases and $11.9 million in dividends paid.

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

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Please read Note 8 to our financial statements, which is incorporated herein by reference.

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

The following table provides information about purchases by Insperity during the three months ended September 30, 2011, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
07/01/2011 – 07/31/2011	4,916	$29.12	12,484,185	1,015,815
08/01/2011 – 08/31/2011	339,537	25.37	12,823,722	676,278
09/01/2011 – 09/30/2011	325,487	21.75	13,147,911	1,352,089
Total	669,940	$23.64	13,147,911	1,352,089
_______________

(1)
Our Board of Directors has approved a repurchase program of Insperity common stock, including an additional 1,000,000 shares authorized for repurchase in September 2011. During the three months ended September 30, 2011, 668,067 shares were repurchased under the program and 1,873 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2011, the Company was authorized to repurchase an additional 1,352,089 shares under the program. Unless terminated earlier by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

(2)
These shares include 1,873 shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock.  The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date.  These shares are not subject to the repurchase program described above.

ITEM 6.  EXHIBITS

(a)	List of exhibits.

10.1	*	Exchange agreement for corporate aircraft, dated August 30, 2011.
10.2	*	Credit Agreement, dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 21, 2011).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document.(1)
101.SCH		XBRL Taxonomy Extension Schema Document.
101.DEF		XBRL Extension Definition Document.
 ____________________
*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2011 and 2010; (ii) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (iii) the Consolidated Statements of Cash Flows for the periods ended September 30, 2011 and 2010 and; (iv) the Consolidated Statement of Stockholders' Equity for the period ended September 30, 2011 (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: November 1, 2011	By:	/s/ Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)