Form 10-K
period 2011-12-31
INSPERITY, INC.
filed 2012-02-14
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of February 7, 2012, 25,740,472 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.  As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2011, closing price of the common stock as reported by the New York Stock Exchange) was approximately $690 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 15, 2012, which the registrant intends to file within 120 days of the end of the fiscal year.

PART I

Unless otherwise indicated, “Insperity,” “we,” “our” and “us” are used in this annual report to refer to the businesses of Insperity, Inc. and its consolidated subsidiaries.  This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations we may, from time to time, issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other aspects of operating results.  We base the forward-looking statements on our current expectations, estimates and projections.  We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements in this annual report, or elsewhere, could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this annual report, including, without limitation, factors discussed in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.   BUSINESS.

General

Insperity, Inc., formerly named Administaff, Inc. (“Insperity”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our name change, which was effective March 3, 2011, reflects our evolution over 25 years from a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider.  We were organized as a corporation in 1986 and have provided PEO services since inception.

Our long-term strategy continues to be aggregating the best small and medium-sized businesses in the United States on the common platform of our unique human resources service offering, thereby leveraging our buying power to provide additional valuable services to clients.  Our most comprehensive HR business offering is provided through our PEO services, now known as our Workforce OptimizationTM solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, and training and development services.

In addition to our Workforce Optimization solution, we offer MidMarket SolutionsTM, Performance Management, Expense Management, Time and Attendance, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Business Insurance, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization (“Bundle Plus”).

Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339.  Our telephone number at that address is (281) 358-8986 and our website address is insperity.com.  Our stock is traded on the New York Stock Exchange under the symbol “NSP.”  Periodic Securities and Exchange Commission (“SEC”) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Our Workforce Optimization solution is designed to improve the productivity and profitability of small and medium-sized businesses.   It relieves business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses.  It also promotes employee performance through human resources management techniques designed to improve employee satisfaction.  We provide our Workforce Optimization solution by entering into a Client Service Agreement (“CSA”), which establishes a three-party relationship whereby we and our client act as co-employers of the employees who work at the client’s location (“worksite employees”).  Under the CSA, we assume responsibility for personnel administration and compliance with most employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for various other purposes.  We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client.  The comprehensive service fee consists of the payroll of our worksite employees and a markup computed as a percentage of the payroll cost of the worksite employees.

We accomplish the objectives of our Workforce Optimization solution through a “high-touch/high-tech” approach to service delivery.   In advisory areas, such as recruiting, employee performance management and our employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution.  For transactional processing, we employ a high-tech approach that provides secure, convenient information exchange among Insperity, our clients and our worksite employees, creating efficiencies for all parties.  The primary component of the high-tech portion of our strategy is the Employee Service CenterSM (“ESC”).  The ESC is our web-based interactive Workforce Optimization solution delivery platform, which is designed to provide automated, personalized Workforce Optimization solutions to our clients and worksite employees.

As of December 31, 2011, we had 48 sales offices in 24 markets.  Our long-term strategy is to operate approximately 90 sales offices located in 40 strategically selected markets.

Our national expansion strategy also includes multiple service centers, which coordinate Workforce Optimization solutions for clients on a regional basis and localized face-to-face human resources services.  As of December 31, 2011, we had four regional service centers along with human resources and client service personnel located in a majority of our 24 sales markets, which serviced an average of 122,065 worksite employees per month in the fourth quarter of 2011.

PEO Industry

The PEO industry began to evolve in the early 1980s largely in response to the burdens placed on small and medium-sized employers by an increasingly complex legal and regulatory environment.  While various service providers were available to assist these businesses with specific tasks, PEOs emerged as providers of a more comprehensive range of services relating to the employer/employee relationship.  In a PEO arrangement, the PEO assumes certain aspects of the employer/employee relationship as defined in the contract between the PEO and its client.  Because PEOs provide employer-related services to a large number of employees, they can achieve economies of scale that allow them to perform employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management than a client can individually.

We believe the key factors driving demand for PEO services include:

•	the focus on growth and productivity of the small and medium-sized business community in the United States, utilizing outsourcing to concentrate on core competencies
•	the need to provide competitive health care and related benefits to attract and retain employees
•	the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation
•	complex regulation of employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives

A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities.  Insperity and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry.  Currently, 37 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.  State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law.  We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all 37 of these states.  The cost of compliance with these regulations is not material to our financial position or results of operations.

Service Offerings

Workforce OptimizationTM Solution

We serve small and medium-sized businesses by providing our Workforce Optimization solution, which encompasses a broad range of services, including the following as of December 31, 2011:

•	benefits and payroll administration
•	health and workers’ compensation insurance programs
•	personnel records management
•	employer liability management
•	employee recruiting and selection
•	employee performance management
•	training and development services

Our Workforce Optimization solution is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens.  Among the employment-related laws and regulations that may affect a client are the following:

•	Internal Revenue Code (the “Code”)	•	The Family and Medical Leave Act (FMLA)*
•	Federal Income Contribution Act (FICA)	•	Health Insurance Portability and
•	Federal Unemployment Tax Act (FUTA)		Accountability Act (HIPAA)
•	Fair Labor Standards Act (FLSA)*	•	Drug-Free Workplace Act*
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Occupational Safety and Health Act (OSHA)*
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)*	•	Worker Adjustment and Retraining Notification Act (WARN)*
•	Immigration Reform and Control Act (IRCA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Title VII (Civil Rights Act of 1964)*	•	State unemployment and employment security laws
•	Americans with Disabilities Act (ADA)*	•	State workers’ compensation laws
•	Age Discrimination in Employment Act (ADEA)*	•	Health Care and Education Reconciliation Act of 2010 (the "Reconciliation Act")
•	Patient Protection and Affordable Care Act (PPACA)
•	Genetic Information Nondiscrimination Act of 2008

* And similar state laws

While these regulations are complex, and in some instances overlapping, we assist our clients in achieving compliance with these regulations by providing services in four primary categories:

•	administrative functions
•	benefit plans administration
•	personnel management
•	employer liability management

All of the following services are included in our Workforce Optimization solution and are available to all clients:

Administrative Functions.  Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and government compliance.  Specific examples include:

•	payroll processing
•	payroll tax deposits
•	quarterly payroll tax reporting
•	employee file maintenance
•	unemployment claims processing
•	workers’ compensation claims reporting

Benefit Plans Administration.  We maintain several benefit plans including the following:

•	a group health plan
•	a health care flexible spending account plan
•	an educational assistance plan
•	an adoption assistance plan
•	group term life insurance
•	group universal life insurance coverage
•	accidental death and dismemberment insurance
•	short-term and long-term disability insurance
•	a 401(k) retirement plan
•	a cafeteria plan

The group health plan includes medical, dental, vision and prescription drug coverage, as well as a worklife program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan.  We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans.  We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of such benefits to worksite employees.  COBRA coverage is extended to eligible terminated worksite and corporate employees and other eligible individuals, in accordance with applicable law. We believe how we structure our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees.  As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.

Personnel Management.  We provide a wide variety of personnel management services that give our clients access to resources normally found only in the human resources departments of large companies. All clients have access to our comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures.  Other human resources services we provide include:

•	drafting and reviewing personnel policies and employee handbooks
•	designing job descriptions
•	performing prospective employee screening and background investigations
•	designing performance appraisal processes and forms
•	professional development and issues-oriented training
•	employee counseling
•	substance abuse awareness training

•	outplacement services
•	compensation guidance

Employer Liability Management.  Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide.  For many of those employment-related responsibilities that are the responsibility of the client or that we share with our clients, we may assist our clients in managing and limiting exposure.  This includes first-time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workplace accidents and consequently, workers’ compensation claims.  We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and participate in termination decisions to attempt to minimize liability on those grounds.  While we do not provide legal services to our clients, we employ in-house and external counsel, specializing in several areas of employment law, who have broad experience in disputes concerning the employer/employee relationship and who provide support to our human resources service specialists.  As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government regulations and notify clients of the potential effect of such changes on employer liability.

Employee Service Center.  The ESC is our web-based interactive Workforce Optimization solution delivery platform, which is designed to provide automated, personalized Workforce Optimization content and services to our clients and worksite employees.  The ESC provides a wide range of functionality, including:

•	WebPayrollSM for the submission, approval and reporting of payroll data
•	client-specific payroll information and reports
•	employee information, including online check stubs and pay history reports
•	employee benefits enrollment and changes
•	employee-specific benefits content, including summary plan descriptions and enrollment status
•	access to 401(k) plan information through the Retirement Service CenterSM powered by InsperityTM;
•	online human resources forms
•	best practices human resources management process maps and process overviews
•	online personnel guide
•	e-Learning web-based training
•	online recruiting services
•	links to benefits providers and other key vendors
•	frequently asked questions

MarketPlaceSM provided by InsperityTM.  Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an eCommerce portal that brings a wide range of products and services to our clients, worksite employees and their families.  Through MarketPlace, our clients also have the opportunity to offer their products and services to other clients and worksite employees.

 MidMarket SolutionsTM.  We believe the mid-market sector, which we define as those companies with employees ranging from 150 to 2,000 worksite employees, has historically been under-served by the PEO industry.  Currently, we have a dedicated sales management and consulting staff who concentrate solely on the mid-market sector.  In addition, we have service personnel who have been trained and specialize in the mid-market sector.  The mid-market sector, which represented approximately 15% of our total paid worksite employees during 2011, increased 22% over 2010.

Adjacent Business Unit Offerings

In 2010, we initiated an Adjacent Business Unit (“ABU”) strategy, which seeks to expand the number of business performance improvement services available to our current and prospective client base and to provide the ability to offer these products and services outside of our Workforce Optimization solution.  Insperity looks to leverage the existing customer relationships of the ABUs to cross sell our Workforce Optimization solution and various ABU services.  Execution of this ABU strategy has included the acquisition of certain human resources technology companies that provide services through a SaaS delivery model.  During 2011 and 2010, total ABU revenues unrelated to our Workforce Optimization solution were 1.2% and 0.6% of our total revenues, respectively.  The following are the key components of our ABU services:

Performance Management.  In 2010, we announced the rebranding of our desktop software offering (which includes:  InsperityTM Descriptions Now®, InsperityTM Policies Now®, InsperityTM Performance Now®, and InsperityTM Ultimate Employer®, formerly known as HRToolsTM, and launched InsperityTM PerformSmart®, the newly developed SaaS solution for employee performance reviews.  The new product expands and complements our existing small business software applications related to job descriptions, performance reviews, and personnel policies and procedures.  We integrated these applications into our Workforce Optimization solution in 2011 and will continue to sell to both Workforce Optimization and non-Workforce Optimization small business customers through online subscription arrangements, packaged software ordered online, and through various reseller arrangements.

Expense Management.  Our Expense Management business unit delivers employee expense management solutions that automate employee expense reporting, enforce travel and expense policies, and provide management reporting and analysis.  The service is delivered both as a SaaS solution and as a desktop software product.

Time and Attendance.  Our Time and Attendance business unit provides small to medium-sized businesses, including Workforce Optimization clients, with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into customers’ payroll processing and accounting systems.  The service is delivered both as a SaaS solution and as a desktop software product.

Organizational Planning.  In January 2011, we entered the organizational planning and analysis solution business with our acquisition of certain assets from HumanConcepts associated with the OrgPlusTM desktop product lines for small and medium-sized businesses and a source code license for a SaaS based version.  Organizational planning facilitates the creation, management and communication of detailed organizational management charts.

Recruiting Services.  Our Recruiting Services business unit offers direct hire placement on an as-needed basis and provides outsourced support for individual requisitions or large-scale hiring projects.  In addition, we provide consulting services to assist in the creation and maintenance of consistent hiring practices and retention strategies.   We also provide compensation services, behavior-based interview training and talent assessment.  Beginning in early 2012, certain services will not be included in the comprehensive Workforce Optimization offering for new clients but will be offered separately to Workforce Optimization clients as part of our Bundle Plus strategy.  In addition, these services are offered outside of our Workforce Optimization solution.

Employment Screening. Our Employment Screening business unit offers a customized approach to background-check reporting for companies, including our Workforce Optimization clients. Services include criminal records checks; verification of employment history or education; driving record, civil record and credit history checks; and confirmation of extraordinary credentials.

Retirement Services.  Our Retirement Services business unit delivers comprehensive 401(k) plan recordkeeping and administrative services to small and medium-sized businesses, primarily to our Workforce Optimization clients. Services include employee education and enrollment, participant communications, elective deferral withholding and transmission, matching contribution calculation, loan and distribution processing, regulatory filing preparation and nondiscrimination testing.  Beginning in early 2012, these services will not be included in the comprehensive Workforce Optimization offering for new clients but will be offered separately to Workforce Optimization clients as part of our Bundle Plus strategy.  In addition, these services are offered outside of our Workforce Optimization solution.

Business Insurance.  Our Business Insurance business unit, through alliances with selected third-party insurance carriers, allows small businesses to secure affordable, customizable business insurance packages.

Client Service Agreement

All Workforce Optimization clients execute an Insperity CSA.  The CSA generally provides for an ongoing relationship between Insperity and the Workforce Optimization client.  The CSA generally is subject to termination by Insperity or the client upon 30 days written notice or upon shorter notice in the event of default.  The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs.  Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs.  This practice aligns clients’ payments to Insperity for payroll taxes with Insperity’s obligations to make payments to tax authorities, which are higher in the earlier part of the year, and decrease as limits on wages subject to payroll tax, are reached.  New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in Insperity’s improving profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.

The CSA also establishes the division of responsibilities between Insperity and the client as co-employers.  Pursuant to the CSA, we are responsible for personnel administration and are liable for compliance with certain employment-related government regulations.  In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons.  These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees as reported by the client and are responsible for providing specified employee benefits to such persons, regardless of whether the client pays the associated comprehensive service fee.  The client retains the employees’ services and remains liable for complying with certain government regulations, that require control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume.  A third group of responsibilities and liabilities are shared by Insperity and the client where such joint responsibility is appropriate.  The specific division of applicable responsibilities under the majority of CSAs are as follows:

Insperity

•	Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment)
•	Workers’ compensation compliance, procurement, management and reporting
•
Compliance with the Code, COBRA, HIPAA and ERISA (for each employee benefit plan sponsored solely by Insperity), as well as monitoring changes in other governmental regulations governing the employer/employee relationship and updating the client when necessary

•	Employee benefits administration of plans sponsored solely by Insperity

Client

•	Payment, through Insperity, of commissions, bonuses, paid leaves of absence and severance payments
•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation
•	Ownership and protection of all client intellectual property rights
•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions
•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits
•	Professional licensing requirements, fidelity bonding and professional liability insurance
•	Products produced and/or services provided
•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans

Joint

•	Implementation of policies and practices relating to the employee/employer relationship
•
Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act, and immigration laws and regulations

We maintain employment practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims, and as a result, our incurred costs with respect to this exposure have historically been insignificant to our operating results.

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

In most instances, clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction.  Although we are ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, we retain the ability to terminate immediately the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client’s financial condition or upon non-payment by a client.  These rights, the periodic nature of payroll, and the overall quality of our client base have resulted in an excellent overall collections history.

Workforce Optimization Clients

Insperity’s Workforce Optimization solution provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community.  We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resources practices.  We refer to clients with 150 to 2,000 employees as mid-market clients.  These clients, which represented approximately 15% of our total client base as of December 31, 2011, are sold and serviced by sales and service personnel who specialize in the mid-market sector.  We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community.  We serve clients and worksite employees located throughout the United States.  By region, our 2011 revenue change compared to 2010 and revenue distribution for the year ended December 31, 2011, was as follows:

	Revenue Change	% of Total Revenues

Northeast	24.5%	26.3%
Southeast	4.3%	9.9%
Central	12.2%	14.5%
Southwest	7.5%	28.9%
West	19.7%	20.4%

As part of our client selection strategy, we generally do not offer our Workforce Optimization solution to businesses falling within certain specified NAICS (North American Industry Classification System) codes, attempting to minimize our exposure to certain industries which we believe present a higher employer risk such as employee injury, high turnover or litigation.  All prospective Workforce Optimization clients are evaluated individually on the basis of workers’ compensation risk, group medical history (where permitted by law), unemployment history, operating stability and human resources practices.

Our client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base

Computer and information services	21%
Management, administration and consulting services	17%
Finance, insurance and real estate	15%
Manufacturing	8%
Wholesale trade	8%
Engineering, accounting and legal services	7%
Medical services	6%
Retail trade	5%
Construction	4%
Other	9%

This diverse client base lowers our exposure to downturns or volatility in any particular industry.  However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client retention.  During 2011 and 2010, our retention rate was approximately 82% and 80%, respectively. Insperity’s client retention record over the last five years reflects that approximately 77% of our Workforce Optimization clients remain for more than one year.  The average annual retention rate over the last five years was approximately 79%.  Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

As of December 31, 2011, we had 48 Workforce Optimization sales offices located in 24 markets.  Our long-term goal is to operate 90 sales offices in 40 strategically selected markets.  Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager and an office administrator.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Insperity’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date

Houston	5	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	4	1993
Atlanta	2	1994
Phoenix	2	1995
Chicago	2	1995
Washington D.C.	3	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	3	1999
Baltimore	1	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Raleigh	1	2006
Kansas City	1	2007
Columbus	1	2010
Nashville	1	2011

Our existing and future markets are identified using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria we believe are reliable predictors of successful penetration based on our experience. Among the factors we consider are:

•	market size, in terms of small and medium-sized businesses engaged in selected industries that meet our risk profile
•	market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers
•	existing relationships within a given market, such as vendor or client relationships
•	expansion cost issues, such as advertising and overhead costs
•
direct cost issues that bear on our effectiveness in controlling and managing the cost of our services, such as workers’ compensation and health insurance costs, unemployment risks and various legal and other factors

•
a comparison of the services we offer to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs

•	long-term strategy issues, such as the general perception of markets and our estimate of the long-term revenue growth potential of the market

Each of our expansion markets, beginning with Dallas in 1993, was selected in this manner.

In 2011, we launched our rebranding initiative whereby Administaff became Insperity; a new brand backed by an innovative strategy for meeting the ongoing performance needs of America’s best companies.  The name Insperity is drawn from the linked entrepreneurial goals of inspiration and prosperity, and underscores our ongoing vision of helping businesses succeed.

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

We continuously seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resources services and to more successfully reach our target market.  We have an agreement with the Professional Golf Association Champions Tour to be the title sponsor of the annual Insperity ChampionshipTM presented by UnitedHealthcare® professional golf tournament held annually in The Woodlands, Texas (a suburb of Houston).  In addition, we have arrangements with Arnold Palmer and Jim Nantz, a sports commentator, to serve as our national spokespersons.  Our marketing campaigns use this event and the relationships with Mr. Palmer and Mr. Nantz as a focal point of our brand marketing efforts.

Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet.  These leads result in initial presentations to prospective Workforce Optimization clients, and ultimately, prospective Workforce Optimization client census reports.  A prospective Workforce Optimization client’s census report reflects information gathered by the BPA about the prospect’s employees, including job classification, state of employment, workers’ compensation claims history, group medical information (where permitted by law), salary and desired level of benefits.  This information is entered into our customized bid system, which applies Insperity’s proprietary pricing model to the census data, leading to the preparation of a bid.  Concurrent with this process, we evaluate the prospective client’s workers’ compensation, health insurance, employer practices and financial stability from a risk management perspective.  Upon completion of a favorable risk evaluation, the BPA presents the bid and attempts to enroll the prospect.  Our selling process typically takes approximately 90 days for clients with less than 150 employees, and up to approximately 180 days for larger clients. The process can be extended during economic downturns.

We have implemented cross-selling channels between our Workforce Optimization business and our ABUs in order to execute on our ABU strategy.  This strategy focuses on using our Workforce Optimization offering to increase market penetration in each of our ABU businesses and using our ABU offering as a source of leads for our Workforce Optimization solution.  The cross-selling channels reduce barriers to selling our products and services and results in tailored service packages to better meet the specific needs of the business.

Competition

We provide a value-added, full-service human resources solution through our Workforce Optimization solution, which we believe is most suitable to a specific segment of the small and medium-sized business community.  This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry.  Based on an analysis of the 2008 through 2010 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per worksite employee per month basis.  During the three-year period from 2008 through 2010, our staff support ratio averaged 51% higher than the PEO industry average.  During the same three-year period, our gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 134% and 162%, respectively.

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

Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition to be the traditional in-house provision of human resources services.  The PEO industry is highly fragmented, and we believe Insperity is one of the largest PEO service providers in the United States.  Our largest national competitors include PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other PEOs, such as TriNet.  In addition, we compete to some extent with: i) fee-for-service providers such as payroll processors and human resources consultants; ii) human resources technology solution companies; and iii) large regional PEOs in certain areas of the country.  As Insperity and other large PEO service providers expand nationally, we expect that competition may intensify.

Vendor Relationships

Insperity provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and member insurance companies of ACE American Insurance Company (“ACE”) to be the most significant elements of our employee benefits package.  These contracts would be the most difficult to replace.

We provide group health insurance coverage to our worksite employees through a national network of carriers including United, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.  The health insurance contract with United provides approximately 90% of our health insurance coverage and expires on December 31, 2013, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Benefits Costs.”

Our workers’ compensation coverage (the “ACE Program”) has been provided through an arrangement with ACE since 2007.  The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of the ACE Program, which includes terms shifting some of the economic burden to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Workers’ Compensation Costs.”

Information Technology

Insperity utilizes a variety of information technology capabilities to provide its human resources services to Workforce Optimization clients and worksite employees and for its own administrative and management information requirements.

Insperity’s information management system is a proprietary Workforce Optimization information system that utilizes both purchased and internally developed software applications.  This system manages transactions and information unique to the Workforce Optimization solution and to Insperity, including:

•	worksite employee enrollment
•	human resources management
•	benefits and defined contribution plan administration
•	payroll processing
•	client invoicing and collection
•	management information and reporting

•	sales bid calculations

Central to the system are transaction processing capabilities that allow us to process a high volume of payroll, invoice, and bid transactions that meet the specific needs of our clients and prospects.  We administer our employee benefits through a proprietary application designed to process employee eligibility and enrollments, manage carrier relationships, and maintain a variety of plan offerings.  Our retirement services operations are conducted utilizing an industry leading retirement plan administration application in a third-party hosted environment.  Aspects of all of these components are delivered to our Workforce Optimization clients and worksite employees through the ESC.  We utilize commercially available software for other business functions such as finance and accounting, contract and litigation management, sales force activity management and customer relationship management.

Insperity has hosting facilities located at our corporate headquarters in Kingwood, Texas (a suburb of Houston), and in Bryan, Texas.  The hosting facilities house all of our business applications, telecommunications equipment and network equipment.  Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments.  Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required.  Periodically, we perform testing to ensure our disaster recovery capabilities remain effective and available.  We also utilize additional leased hosting facilities for certain of our business units.

Our network infrastructure ensures appropriate connectivity exists among all of our facilities and employees and provides appropriate Internet connectivity to conduct business with our clients and worksite employees.  The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.

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

Industry Regulations

Insperity’s Workforce Optimization operations are affected by numerous federal and state laws relating to tax, insurance and employment matters.  By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws.  Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers.  Currently, 37 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship.  Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.

Employee Benefit Plans

We offer various employee benefits plans to eligible employees, including our worksite employees.  These plans include:

•	a 401(k) retirement plan
•	a cafeteria plan under Code Section 125
•	a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as a worklife program
•	a welfare benefits plan, which includes life, disability and accidental death and dismemberment coverage

•	a health care flexible spending account plan
•	an educational assistance program
•	an adoption assistance program

Generally, employee benefit plans are subject to provisions of the Code, ERISA and COBRA.

Employer Status.  In order to qualify for favorable tax treatment under the Code, employee benefit plans must be established and maintained by an employer for the exclusive benefit of its employees.  Generally, an entity is an “employer” of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment.  In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes.  The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer.  Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.”  Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work.  Among the factors that appear to have been considered more important by the IRS are:

•	the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work)
•	the financial control or the economic aspects of the relationship
•
the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity)

ERISA Requirements.  Employee pension and welfare benefit plans are also governed by ERISA.  ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.”  ERISA defines the term “employee” as “any individual employed by an employer.”  The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA.  A definitive judicial interpretation of “employer” in the context of a PEO or employee leasing arrangement has not been established.

If Insperity were found not to be an employer with respect to worksite employees for ERISA purposes, its plans would not comply with ERISA.  Further, as a result of such finding, Insperity and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.  Even if such a finding were made, we believe we would not be materially adversely affected because we could continue to make available similar benefits at comparable costs.

In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between Insperity and its worksite employees may also arise under other federal laws, including other federal income tax laws.

Patient Protection and Affordable Care Act.  The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act.  The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service (“IRS”), the U.S. Department of Health & Human Services and the states.  Many provisions of the Act do not become operative until future years.  The Act did not have a material adverse impact on our results of operations in 2011, and we do not expect the Act to have a material adverse impact on our results of operations in 2012.  However, given the length and complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of regulatory guidance, much of which has not been issued, we are unable to determine the impact of the Act on our health insurance plan in future periods.

The number and complex nature of federal and state regulations facing employers has continued to increase over time, including the enactment of the Act.  We believe that additional regulatory burdens placed on employers can increase the demand for our services because small and medium-sized businesses are especially challenged by such governmental regulations due to limited resources and the lack of expertise.  As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations.  Historically, we believe we have successfully marketed the compliance component of our service offering and that our compliance-related services have increased the value proposition of our service offering.   However, currently we are unable to determine the impact the Act will have in future periods on the costs we will incur to comply with the Act, our ability to match any resulting increased costs with pricing, our ability to attract and retain clients, our business model and our results of operations.

Beginning in 2010, the Act provided for a small business tax credit for eligible companies offering health care coverage to employees.  Based upon information contained in the Congressional Record, which specifically references PEOs, we believe that these tax credits are available to our clients that meet the qualification requirements.  However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether qualifying small business clients of a PEO are entitled to the tax credits.  At this time, we are unable to determine whether this issue will have an adverse effect on our operations or our ability to attract and retain clients.

Beginning in 2011, the Act required a number of mandates for health insurance plans, some of which were already standard in our group health plan.  For mandates not already included, we worked with our insurance carriers to incorporate the required changes.  Insperity previously elected not to claim a grandfathered plan exemption for its group health plan.  While we are unable to determine the impact of the required plan changes and grandfathered plan rules at this time, in future periods they may result in increased costs to us and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset the associated potential increased costs.

Beginning in 2014, the Act provides for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 employees or less). Small business tax credits and subsidies will be available to qualifying businesses and individuals who purchase health insurance through the Exchanges.  Also in 2014, the Act implements “pay or play” penalties for large employers (those with at least 50 full-time equivalent employees) who fail to offer “minimum essential coverage” or affordable coverage to employees.  In 2018, the Act implements rules imposing excise taxes on employers who offer excessive health benefits under so-called “Cadillac plans.”  We anticipate taking appropriate steps to avoid, to the extent necessary and possible, incurring any such excise taxes.  At this time, we are unable to determine the effect the Exchanges, “pay or play” penalties, and excise taxes will have on our costs, our ability to match pricing with any increased costs, our results of operations or our ability to attract and retain clients.

Moreover, multiple lawsuits challenging the constitutionality of the Act have been filed since enactment.  There have been conflicting rulings issued in these lawsuits as to whether or not certain provisions of the Act are constitutional.  Most recently, on January 31, 2011, a federal court in Florida ruled that the entire Act was unconstitutional.  In November 2011, the United States Supreme Court agreed to hear challenges to the Act with respect to the constitutionality of whether an individual can be compelled to maintain a minimum level of health insurance coverage or be forced to pay a financial penalty (commonly referred to as the “individual mandate”), whether the individual mandate can be severed from the rest of the Act and whether states can be forced to expand their share of Medicaid costs or risk losing funding if the state refuses.  A decision from the Supreme Court is expected in June 2012.  We are unable to determine the impact, if any, the Court’s ruling(s) may have on our operations or our ability to attract and retain clients.

401(k) Retirement Plans.  Our 401(k) Retirement Plans are operated pursuant to guidance provided by the IRS under Revenue Procedure 2002-21 and Revenue Procedure 2003-86, each of which provides guidance for the operation of defined contribution plans maintained by PEOs that benefit worksite employees.  This guidance provides qualification standards for PEO plans which, if met, negate the inquiry of common law employer status for purposes of the exclusive benefit rule.  All of Insperity’s 401(k) Retirement Plans have received determination letters from the IRS confirming the qualified status of the Plans.

Employment Taxes

As a co-employer, Insperity assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our worksite employees.  There are essentially three types of federal employment tax obligations:

•	withholding of income tax requirements governed by Code Section 3401, et seq.
•	obligations under FICA, governed by Code Section 3101, et seq.
•	obligations under FUTA, governed by Code Section 3301, et seq.

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

Accordingly, while we believe that we can assume the withholding obligations for worksite employees, in the event we fail to meet these obligations, the client may be held ultimately liable for those obligations.  While this interpretive issue has not to our knowledge discouraged clients from enrolling with Insperity, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future.  These interpretive uncertainties may also impact our ability to report employment taxes on our own account rather than the accounts of our clients.

Unemployment Taxes

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation experience in each state.  Certain rates are determined, in part, by each client’s own compensation experience.   In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.  Due to the adverse U.S. economic conditions during recent years and the associated reductions in employment levels, the state unemployment funds have experienced a significant increase in the number of unemployment claims.  Accordingly, state unemployment tax rates increased substantially in 2010 and 2011 and further increases are expected in 2012.  Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later.  Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.

Employers in certain states are experiencing higher FUTA tax rates as a result of certain states not repaying their loans from the federal government in a timely manner.  We are obligated to pay the federal government at a higher rate in these situations.  As such, we estimate the additional tax owed in states that have had a history of not repaying their federal loans in a timely manner.

State Regulation

While many states do not explicitly regulate PEOs, 37 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  Insperity is in compliance with the requirements in all 37 states.   Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.

Corporate Office Employees

We had approximately 2,100 corporate employees as of December 31, 2011.  We believe our relations with our corporate employees are good.  None of our corporate employees is covered by a collective bargaining agreement.

Intellectual Property

Insperity currently has registered trademarks, copyrights and other intellectual property.  In connection with our rebranding efforts in 2011, we applied for registration of our new trademarks which are currently pending. We believe that our trademarks as a whole are of considerable importance to our business.

ITEM 1A.  RISK FACTORS.

Factors That May Affect Future Results and the Market Price of Common Stock

Continued Effects of the Economic Recession may Adversely Affect our Industry, Business and Results of Operations

Over the past several years, the United States economy has experienced negative economic conditions.  Although conditions have improved over the last two years, the future economic environment may continue to be less favorable than in years past.  In addition, disruptions in national and international credit markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on business loans.  The continued effects of the economic recession or a continuing scarcity of credit could adversely affect the financial condition and levels of business activity of our clients.  Recent economic conditions have had, and may continue to have, a corresponding negative impact on our operating results as some of our clients may suffer business failures, and others may react to worsening conditions by reducing their employee headcount, lowering their wage and bonus levels, lowering their spending on other human resources benefits and services or determining not to outsource those services to us.  In addition, economic conditions may impair our ability to attract new clients.  These circumstances significantly impacted our 2009 results, resulting in a 7% decline in the number of worksite employees paid per month that year as compared to 2008.  Although worksite employee levels have more recently increased, the 116,839 average number of paid worksite employees per month in 2011 is flat compared to 2008 levels.  In addition, we expect the average number of paid worksite employees per month to be in the range of 121,750 to 122,250 in the first quarter of 2012.  Negative economic conditions could continue to have a material adverse effect on our future financial results.

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

•	payment of the salaries and wages for work performed by worksite employees, regardless of whether the client timely pays us the associated service fee
•	withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity
•	providing benefits to worksite employees even if our costs to provide such benefits exceed the fees the client pays us

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

Health insurance premiums are in part determined by our claims experience and comprise a significant portion of our direct costs.  We employ extensive risk management procedures in an attempt to control our claims incidence and structure our benefits contracts to provide as much cost stability as possible.  However, if we experience a sudden and unexpected large increase in claim activity, our health insurance costs could increase.  Claim activity levels are impacted by a number of factors, including, but not limited to, macro-economic changes, proposed and enacted regulatory changes and medical outbreaks.  For example, during 2009 and 2010 we experienced higher claims associated with the American Recovery and Reinvestment Act of 2009 (“ARRA”). Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

Health Care Reform could Affect Our Health Insurance Plan and could Lead to a Significant Disruption in our Business

The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act.  The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health & Human Services, and the states.

The number and complex nature of federal and state regulations facing employers has continued to increase over time, including the enactment of the Act.  As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations.  However, currently we are unable to determine the impact the Act will have in future periods on the costs we will incur to comply with the Act, our ability to match any resulting increased costs with pricing, our ability to attract and retain clients, our business model and our results of operations.

We are currently unable to determine all of the impacts of the required plan changes and provisions resulting from the Act. In future periods the changes may result in increased costs to us and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs.  For additional information related to PPACA, please read Item 1. “Business – Industry Regulations – Patient Protection and Affordable Care Act.”

Increases in Workers’ Compensation Costs or Inability to Secure Replacement Coverage on Competitive Terms could Lead to a Significant Disruption to our Business

Our workers’ compensation coverage has been provided through an arrangement with ACE since 2007.  Under our current arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence and the economic burden for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed the first $1 million.  ACE bears the burden for all claims in excess of these levels. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with ACE, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Workers’ Compensation Costs.”

Workers’ compensation costs are a significant portion of our direct costs.  If we were to experience a sudden and unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.

The current workers’ compensation coverage with ACE expires on September 30, 2012.  In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

Our Captive Insurance Subsidiary Tax Status could be Challenged Resulting in an Acceleration of Income Tax Payments

In conjunction with the formation of the current workers’ compensation program in 2003, we formed a wholly owned captive insurance subsidiary (the “Captive”).  We recognize the Captive as an insurance company for federal income tax purposes, with respect to our consolidated federal income tax return.  In the event the IRS were to determine that the Captive does not qualify as an insurance company, we could be required to make accelerated income tax payments to the IRS that we otherwise would have deferred until future periods.

Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates may be Limited

We record our SUI tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state.  Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received for purposes of pricing.  Due to adverse economic conditions in recent years and the associated reductions in employment levels, the state unemployment funds have experienced a significant increase in the number of unemployment claims.  Accordingly, state unemployment tax rates increased substantially in 2010 and 2011.  In addition, some states have the ability under law to increase unemployment tax rates retroactively to cover deficiencies in the unemployment fund.  Generally, our contractual agreements allow us to incorporate such increases into our service fees upon the effective date of the rate change.  However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to state unemployment taxes, please read Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Our Contracts may be Cancelled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients could Materially and Adversely Affect our Financial Conditions and Results of Operations

Our standard CSA can generally be cancelled by us or the client with 30 days notice.  Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations.  In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA.  Our client attrition rate was approximately 18% in 2011.  There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate.

Established Competitors and New Market Entrants may have Greater Resources that Give Them Competitive Advantage over Us

The human resources services industry, including the PEO industry, is highly fragmented.  Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size or larger.  We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies and human resources consultants.  Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other PEOs such as TriNet.  The PEO divisions of such large business services companies with substantially greater resources than Insperity may be able to provide their PEO services at more competitive prices than we may be able to offer.  Moreover, we expect that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

We may be Subject to Liabilities for Client and Employee Actions

A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment and discrimination laws.  Our CSA establishes the contractual division of responsibilities between Insperity and our clients for various personnel management matters, including compliance with and liability under various governmental regulations.

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

Geographic Market Concentration makes our Results of Operations Vulnerable to Economic Factors

Our Houston, Texas (including Houston), and California markets accounted for approximately 13%, 27% and 17%, respectively, of our worksite employees for the year ended December 31, 2011.  Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas and California.

A Determination that a Client is Liable for Employment Taxes not Paid by a PEO may Discourage Clients from Contracting with us in the Future

Under the CSA, we assume sole responsibility and liability for paying federal employment taxes imposed under the Code with respect to wages and salaries we pay our worksite employees.  There are essentially three types of federal employment tax obligations:

•	income tax withholding requirements
•	FICA
•	FUTA

Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.  Most states impose similar employment tax obligations on the employer.  While the CSA provides that we have sole legal responsibility for making these tax contributions, the IRS or applicable state taxing authority could conclude that such liability cannot be completely transferred to us.  Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations.  While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Insperity, a definitive adverse resolution of this issue may discourage clients from enrolling in the future.

Potential Disclosure of Sensitive or Private Information could Damage our Reputation and Impact our Operating Results

Unauthorized access or unintentional disclosure of personal information could damage our reputation and operating results.  While we strive to comply with all applicable data protection laws and regulations, and maintain stringent privacy and security policies and procedures, any failure or perceived failure to adequately protect sensitive information may result in negative publicity and / or proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

Most states and the District of Columbia have enacted notification rules concerning privacy and data protection.  It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material effect on our business.  Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The Failure of our Insurance Carriers or Financial Institutions could have a Material Adverse Effect on Us

Insperity contracts with various insurance carriers to provide certain insurance coverages as a part of our Workforce Optimization solution, which includes health insurance, workers’ compensation insurance and employment practices liability insurance. In addition, Insperity obtains insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance.  The failure of any insurance carrier providing such coverage could leave Insperity exposed to uninsured risk and could have a material adverse effect upon Insperity.

During the third quarter of 2008, it was publicly reported that American International Group, Inc. (“AIG Parent”) experienced significant financial difficulties, and the United States Federal Reserve (“Federal Reserve”) approved emergency financial assistance to AIG Parent.  AIG Parent received additional financial assistance from the Federal Reserve in 2009.  Selected member insurance companies of AIG Parent (the “Selected Member Carriers”) provide employment practices liability (“EPL”) insurance to Insperity and our clients, and also remain as the carriers for all workers’ compensation claim activity incurred between September 1, 2003 and September 30, 2007.  As of December 31, 2011, AIG held funds of $18.5 million, which is included in restricted cash and deposits on our Consolidated Balance Sheets, to pay remaining claims under the AIG workers’ compensation program.  Although AIG Parent has publicly stated that its Selected Member Carriers remain well-capitalized and financially secure, in the event that the Selected Member Carriers fail and are placed into receivership or a similar proceeding, the claim funds held by AIG would not necessarily be used to pay our remaining workers’ compensation claims.  Instead, the claims could be paid by guaranty associations that have been established by most states, many of which could in turn attempt to return the liability for such claims to Insperity.  Moreover, in the event of a failure of the carrier providing the EPL insurance, Insperity may be responsible for the payment of any such claims.  Any such events could have a material adverse effect on Insperity’s financial condition and results of operations.

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

For additional information about our workers’ compensation insurance, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Critical Accounting Policies and Estimates ─ Workers’ Compensation Costs.”

In conjunction with providing Workforce Optimization services to clients, we rely on financial institutions to electronically transfer funds for the collection of our comprehensive service fee as well as the payment of worksite employees’ wages and associated payroll tax withholdings. Failure by these financial institutions, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

New and Higher State and Municipal Taxes could have a Material and Adverse Impact on our Financial Condition and Results of Operations

Many states and municipalities in which we operate have experienced economic slowdowns.  This decline in economic activity has resulted in reductions of tax revenues and corresponding budget deficits.  In response to the budget shortfalls, many states and municipalities have increased or enacted new taxes on businesses operating within their tax jurisdiction, including but not limited to, business activity taxes and income taxes.  In addition, many states and municipalities have increased their audit activity in an effort to identify additional tax revenues.  New tax assessments on our operations could result in increased costs.  Insperity’s ability to adjust its service fees and incorporate additional tax assessments into its billing system could be limited.  As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.

Failure to Integrate or Realize the Expected Return on our new Adjacent Business Strategy, Including Acquisitions, could have a Material and Adverse Impact on our Financial Condition and Results of Operations

We have adopted a strategy to market and sell additional products and services within and outside of the core Workforce Optimization solution.  As a part of this strategy, periodically we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets.  New business strategies including the cross-selling of adjacent business offerings to Workforce Optimization clients and the acquisition or development of new businesses involve risk, including those associated with integrating the operations, technologies and personnel.  Failure to effectively integrate newly acquired businesses could result in us not achieving anticipated revenues and cost savings.  Acquiring new businesses and implementing new selling strategies could also result in the loss of prospective or existing customers, employees or the diversion of management’s attention from other business concerns.  In addition, based on market conditions or changes in operating plans, the fair value of our investments could decline, requiring us to record an impairment charge for all or a portion of the investment.  The failure to effectively implement new selling strategies, the diversion of management’s attention from other business concerns, failure to integrate new acquisitions or the occurrence of an impairment, could have a material adverse effect on our financial condition or operating results.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We believe our current real estate and facilities are adequate for the purposes for which they are intended and provide for further expansion to accommodate our long-term growth and expansion goals.  We believe that short-term leased facilities are readily available if needed to accommodate near-term needs if they arise.  We will continue to evaluate the need for additional facilities based on the extent of our product and service offerings, the rate of customer growth, the geographic distribution of our customer base and our long-term service delivery requirements.

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

The Dallas service center, which currently services approximately 19% of our worksite employee base, is located in a 47,500 square foot facility under lease until 2016.

 The Houston service center, which currently services approximately 23% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2014.  In addition to the service center operations, the facility also contains corporate support operations.

The Los Angeles service center, which currently services approximately 25% of our worksite employee base, is located in a 45,000 square foot facility under lease until 2019.

Sales Offices

As of December 31, 2011, we had Workforce Optimization sales and service personnel in 38 facilities located in 24 sales markets throughout the United States.  All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel.  As of December 31, 2011, we had 48 sales offices in these 24 markets.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator.  In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets.  We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

Other Offices

We maintain 10 leased facilities and one company-owned conference facility, which are utilized by various administrative support personnel as well as ABU operations.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations.   Please read Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages (as of February 7, 2012) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	55	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	63	President
A. Steve Arizpe	54	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	58	Executive Vice President of Sales and Marketing
Douglas S. Sharp	50	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	45	Senior Vice President of Legal, General Counsel and Secretary

Paul J. Sarvadi has served as Chairman of the Board and Chief Executive Officer since August 2003.  Mr. Sarvadi co-founded Insperity in 1986 and served as Vice President and Treasurer of Insperity from its inception in 1986 through April 1987, as Vice President from April 1987 through 1989 and as President and Chief Executive Officer from 1989 to August 2003.  Prior to founding Insperity, Mr. Sarvadi started and operated several small businesses.  Mr. Sarvadi has served as President of NAPEO and was a member of its Board of Directors for five years.  Mr. Sarvadi was selected as the 2001 National Ernst & Young Entrepreneur Of The Year® for service industries.  In 2004, he received the Conn Family Distinguished New Venture Leader Award from Mays Business School at Texas A&M University.  In 2007, he was inducted into the Texas Business Hall of Fame.

Richard G. Rawson is President of the Company and most of its subsidiaries, a Class III director, and has been a director of the Company since 1989. He has been President since August 2003. Before being elected President, he served as Executive Vice President of Administration, Chief Financial Officer and Treasurer of the Company from February 1997 until August 2003. Prior to that, he served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since 1989. Prior to joining the Company in 1989, Mr. Rawson served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries. Mr. Rawson has served NAPEO as Chairman of the Accounting Practices Committee and several other offices and became President in 1999-2000. Mr. Rawson has a Bachelor of Business Administration in finance from the University of Houston.

A. Steve Arizpe has served as Executive Vice President of Client Services and Chief Operating Officer since August 2003.  He joined Insperity in 1989 and has served in a variety of roles, including Houston Sales Manager, Regional Sales Manager and Vice President of Sales.  Prior to joining Insperity, Mr. Arizpe served in sales and sales management roles for two large corporations.

Jay E. Mincks has served as Executive Vice President of Sales and Marketing since January 1999.  Mr. Mincks served as Vice President of Sales and Marketing from February 1997 through January 1999.  He joined Insperity in 1990 and has served in a variety of other roles, including Houston Sales Manager and Regional Sales Manager for the Western United States.  Prior to joining Insperity, Mr. Mincks served in a variety of positions, including management positions, in the sales and sales training fields with various large companies.  He holds a business degree from the University of Houston.

Douglas S. Sharp has served as Senior Vice President of Finance, Chief Financial Officer and Treasurer since May 2008.  He served as Vice President of Finance, Chief Financial Officer and Treasurer from August 2003 until May 2008.  Mr. Sharp joined Insperity in January 2000 as Vice President of Finance and Controller.  From July 1994 until he joined Insperity, he served as Chief Financial Officer for Rimkus Consulting Group, Inc.  Prior to that, he served as Controller for a small publicly held company; as Controller for a software company; and as an Audit Manager for Ernst & Young LLP.  Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO.  Mr. Sharp is also a certified public accountant.

Dan Herink has served as Senior Vice President of Legal, General Counsel and Secretary since May 2008.  Mr. Herink joined Insperity in 2000 as Assistant General Counsel and was promoted to Associate General Counsel in 2002.  He was further promoted to Vice President of Legal, General Counsel and Secretary in May 2007.  He previously served as an attorney at Rodriguez, Colvin & Chaney, L.L.P. and McGinnis, Lochridge & Kilgore, L.L.P.  He earned his Bachelor of Science degree in business administration from the University of Nebraska and a Doctorate of Jurisprudence from The University of Texas School of Law, where he was a member of the Texas Law Review and The Order of the Coif.  Mr. Herink is also a certified public accountant.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “NSP.”  As of February 7, 2012, there were 365 holders of record of the common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name.”  The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

2011	High	Low	Dividends per Share

First Quarter	$30.42	$25.13	$0.15
Second Quarter	32.38	28.47	0.15
Third Quarter	32.26	19.88	0.15
Fourth Quarter	27.55	20.91	0.15

2010

First Quarter	$25.16	$16.46	$0.13
Second Quarter	27.52	21.05	0.13
Third Quarter	29.15	20.74	0.13
Fourth Quarter	29.72	25.07	0.13

Dividend Policy

During 2011 and 2010, we paid dividends of $15.7 million and $13.5 million, respectively.  The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
10/01/2011 – 10/31/2011	—	$—	13,147,911	1,352,089
11/01/2011 – 11/30/2011	115,217	22.74	13,263,128	1,236,872
12/01/2011 – 12/31/2011	—	—	13,263,128	1,236,872
Total	115,217	$22.74	13,263,128	1,236,872

(1)
Our Board of Directors has approved a repurchase program of Insperity common stock.  During the three months ended December 31, 2011, 115,217 shares were repurchased under the program and no shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of December 31, 2011, we are authorized to repurchase an additional 1,236,872 shares under the program.  Unless terminated early by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2006, with the S&P Smallcap 600 Index and the S&P 1500 Composite Human Resources and Employment Services Index.  The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2006.

	12/06	12/07	12/08	12/09	12/10	12/11

Insperity, Inc.	100.00	66.97	52.45	58.42	74.26	65.74
S&P Smallcap 600	100.00	99.70	68.72	86.29	108.99	110.10
S&P 1500 Composite Human Resources and Employment Services	100.00	78.31	57.18	75.56	89.55	74.46

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

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$1,976,219	$1,719,752	$1,653,096	$1,724,434	$1,569,977
Gross profit	351,775	298,536	287,967	343,739	305,922
Operating income	57,314	37,060	27,033	64,982	62,214
Net income	30,470	22,440	16,574	45,780	47,492
Diluted net income per share	$1.16	$0.86	$0.65	$1.76	$1.72

Balance Sheet Data:
Working capital	$126,562	$144,479	$127,627	$98,414	$97,180
Total assets	712,259	659,845	576,470	616,840	560,651
Total debt/capital lease obligations	—	—	—	537	1,166
Total stockholders’ equity	245,207	240,395	223,160	208,479	198,675
Cash dividends per share	$0.60	$0.52	$0.52	$0.48	$0.44

Statistical Data:
Average number of worksite employees paid per month during period	116,839	107,014	108,736	116,957	110,291
Revenues per worksite employee per month(2)	$1,410	$1,339	$1,267	$1,229	$1,186
Gross profit per worksite employee per month	$251	$232	$221	$245	$231
Operating income per worksite employee per month	$41	$29	$21	$46	$47
_________________

(1)
Gross billings of $11.700 billion, $10.169 billion, $9.856 billion, $10.372 billion and $9.437 billion, less worksite employee payroll cost of $9.724 billion, $8.449 billion, $8.203 billion, $8.648 billion and $7.867 billion, respectively.

(2)
Gross billings of $8,345, $7,919, $7,553, $7,391 and $7,130 per worksite employee per month, less payroll cost of $6,935, $6,580, $6,286, $6,162 and $5,944 per worksite employee per month, respectively.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this annual report.  Historical results are not necessarily indicative of trends in operating results for any future period.

The statements contained in this annual report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties.  The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in Item 1A. Risk Factors and the uncertainties set forth from time to time in our other public reports and filings and public statements.

Overview

Our Workforce Optimization solution provides a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, and training and development services.  Our long-term strategy continues to be aggregating the best small and medium-sized businesses in the United States on the common platform of our unique human resources service offering, thereby leveraging our buying power to provide additional valuable services to clients.  Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month.  We often use the average number of worksite employees paid during a period as our unit of measurement in analyzing and discussing our results of operations.

In addition to Workforce Optimization, we offer Performance Management, Expense Management, Time and Attendance, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Business Insurance, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization (“Bundle Plus”).

We ended 2011 averaging 122,065 paid worksite employees in the fourth quarter, which represents a 9.7% increase over the fourth quarter of 2010.  Approximately 15% of our paid worksite employees are in our mid-market sector, which is defined as companies with 150 to 2,000 worksite employees.  We expect the average number of paid worksite employees per month to be in the range of 121,750 to 122,250 in the first quarter of 2012.

Our 2011 average gross profit per worksite employee per month was $251, a $19 increase over 2010.  Higher gross profit per worksite employee per month in 2011 compared to 2010 was primarily the result of a $13 higher contribution from our direct cost programs and a $6 higher contribution from our ABUs.

Operating expenses increased 13% in 2011 to $294.5 million; however, this amount includes approximately $11.8 million, or $8 per worksite employee per month, associated with our rebranding initiative in 2011.  On a per worksite employee per month basis, operating expenses increased from $204 in 2010 to $210 in 2011.

Our net income in 2011 was $30.5 million, an $8.0 million increase compared to 2010.  Our net income in 2011 was impacted by a $4.4 million loss related to the exchange of an aircraft and a $3.1 million loss related to a settlement with the Employment Development Department of the State of California (“EDD”) in the third quarter of 2011.  Please read Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the EDD settlement.  We ended 2011 with working capital of $126.6 million.  During 2011, we paid $15.7 million in dividends and repurchased shares at a cost of $25.1 million.

Revenues

We account for our revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition. Our Workforce Optimization gross billings to clients include the payroll cost of each worksite employee at the client location and a markup computed as a percentage of each worksite employee’s payroll cost.  We invoice the gross billings concurrently with each periodic payroll of our worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services.  We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period and the number of worksite employees enrolled in our benefit plans.  Because our total markup is computed as a percentage of payroll cost, certain revenues are also affected by the payroll cost of worksite employees, which may fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.

Direct Costs

The primary direct costs associated with our Workforce Optimization revenue-generating activities are:

•	employment-related taxes (“payroll taxes”)
•	costs of employee benefit plans
•	workers’ compensation costs

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

Gross Profit

Our gross profit per worksite employee is primarily determined by our ability to accurately estimate and control direct costs and our ability to incorporate changes in these costs into the gross billings charged to Workforce Optimization clients, which are subject to contractual arrangements that are typically renewed annually.  We use gross profit per worksite employee per month as our principal measurement of relative performance at the gross profit level.

Operating Expenses

•
Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation.  Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology and administrative support personnel.

•	Stock-based compensation – Our stock-based compensation primarily relates to the recognition of non-cash compensation expense over the vesting period of restricted stock awards.

•	Commissions – Commission expense consists of amounts paid to sales managers and BPAs. Commissions are based on the number of new accounts sold and a percentage of revenue generated by such personnel.

•
Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Insperity ChampionshipTM presented by UnitedHealthcare® sponsorship.  In 2011, certain costs incurred as a result of our rebranding initiative are also included in advertising.

•	General and administrative expenses – Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices
•	outside professional service fees related to legal, consulting and accounting services, and acquisition transaction expenses
•	administrative costs, such as postage, printing and supplies
•	employee travel expenses
•	repairs and maintenance costs
•	rebranding initiative costs

•
Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.

Income Taxes

Insperity’s provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes and non-deductible expenses.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, stock-based compensation and depreciation.  Changes in these items are reflected in our financial statements through a deferred income tax provision.

Critical Accounting Policies and Estimates

Insperity’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, client bad debts, income taxes, property and equipment, goodwill and other intangibles, and contingent liabilities.  We base these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Benefits costs – We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”),  Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets.  The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2011, Plan Costs were less than the premiums paid and owed to United by $24.0 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $15.0 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2011, were $6.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

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

The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $862.1 million in 2011:

Change in Completion Rate	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(14,094)	$8,456
(1.0)%	(5,637)	3,382
1.0%	5,637	(3,382)
2.5%	14,094	(8,456)

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2011 and 2010, Insperity reduced accrued workers’ compensation costs by $11.4 million and $6.2 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2011 and 2010 was 1.1% and 1.4%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Our claim trends could be greater than or less than our prior estimates, in which case we would revise our claims estimates and record an adjustment to workers’ compensation costs in the period such determination is made.  If we were to experience any significant changes in actuarial assumptions, our loss development rates could increase (or decrease), which would result in an increase (or decrease) in workers’ compensation costs and a resulting decrease (or increase) in net income reported in our Consolidated Statements of Operations.

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $47.0 million in 2011:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(2,234)	$1,338
(2.5)%	(1,117)	669
2.5%	1,117	(669)
5.0%	2,234	(1,338)

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2011, we received $10.0 million for the return of excess claim funds related to the ACE program, which reduced deposits.  As of December 31, 2011, we had restricted cash of $44.7 million and deposits of $52.3 million.  We have estimated and accrued $104.8 million in incurred workers’ compensation claim costs as of December 31, 2011.  Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

•
Contingent liabilities – We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with ASC 450-10, Contingencies.  GAAP requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated.  For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases.  As issues develop, we evaluate the probability of future loss and the potential range of such losses.  If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.

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

•
Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to pay their comprehensive service fees.  We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:

•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees

•	the large volume and dollar amount of transactions we process
•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based

To mitigate this risk, we have established very tight credit policies.  We generally require our Workforce OptimizationTM clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date.  In addition, we maintain the right to terminate the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee.  As a result of these efforts, losses related to customer nonpayment have historically been low as a percentage of revenues.  However, if our clients’ financial conditions were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

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

•
Goodwill and other intangibles – Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and is written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite.  Our purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, three to 10 years.

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations.  In September 2011, Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment was issued.  ASU 2011-08 provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350, Intangibles – Goodwill and Other.  Under ASU 2011-08 companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for periods ending after December 15, 2011; however, early adoption is permitted for periods ending after September 15, 2011.  We adopted ASU 2011-08 in the fourth quarter of 2011.  The adoption did not have an impact on our Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2011	2010	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $11.700 billion and $10.169 billion, less worksite employee payroll cost of $9.724 billion and $8.449 billion, respectively)	$1,976,219	$1,719,752	14.9%
Gross profit	351,775	298,536	17.8%
Operating expenses	294,461	261,476	12.6%
Operating income	57,314	37,060	54.7%
Other income (expense)	(6,539)	961	(780.4)%
Net income	30,470	22,440	35.8%
Diluted net income per share of common stock	1.16	0.86	34.9%

Statistical Data:
Average number of worksite employees paid per month	116,839	107,014	9.2%
Revenues per worksite employee per month(1)	$1,410	$1,339	5.3%
Gross profit per worksite employee per month	251	232	8.2%
Operating expenses per worksite employee per month	210	204	2.9%
Operating income per worksite employee per month	41	29	41.4%
Net income per worksite employee per month	22	17	29.4%
_______________

(1)	Gross billings of $8,345 and $7,919 per worksite employee per month, less payroll cost of $6,935 and $6,580 per worksite employee per month, respectively.

Revenues

Our revenues, which represent gross billings net of worksite employee payroll cost, increased 14.9% compared to 2010, due to a 5.3%, or $71 increase in revenues per worksite employee per month and a 9.2% increase in the average number of worksite employees paid per month.  The 5.3% increase in revenues per worksite employee per month was due primarily to increases in the benefits and payroll tax pricing to offset increases in these direct costs.

By region, our Workforce Optimization revenue change from 2010 and distribution for years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,			Year ended December 31,
	2011	2010	% Change	2011	2010
	(in thousands)			(% of total revenue)

Northeast	$513,075	$412,233	24.5%	26.3%	24.2%
Southeast	192,116	184,223	4.3%	9.9%	10.8%
Central	282,503	251,756	12.2%	14.5%	14.8%
Southwest	561,908	522,518	7.5%	28.9%	30.7%
West	397,363	331,916	19.7%	20.4%	19.5%
	1,946,965	1,702,646	14.3%	100.0%	100.0%
Other revenue	29,254	17,106	71.0%
Total revenue	$1,976,219	$1,719,752	14.9%

Other revenue is comprised primarily of revenues generated by our ABUs, including those generated by recent acquisitions.

Our growth in the number of worksite employees paid is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During 2011, new client sales, client retention and the net change in existing clients all improved as compared to 2010.  As a result, our average number of paid worksite employees increased 9.2% in 2011 compared to 2010.

Gross Profit

Gross profit increased 17.8% to $351.8 million compared to 2010.  The average gross profit per worksite employee increased 8.2% to $251 per month in 2011 versus $232 in 2010.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues per worksite employee per month increased 5.3% to $1,410 in 2011 versus 2010, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 4.7% to $1,159 per worksite employee per month.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $23 per worksite employee per month, or 4.8%, on a per covered employee basis compared to 2010.  These results were favorably impacted by a decrease in the number of COBRA participants.  The number of participants electing COBRA coverage in the United plan declined from 5.5% in the fourth quarter of 2010 to 3.2% in the fourth quarter of 2011, due primarily to the August 2011 expiration of the 65% federal premium subsidy provided to COBRA eligible participants under the ARRA.  Historically, the net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees. The percentage of worksite employees covered under our health insurance plan was 73.7% in 2011 versus 74.3% in 2010.  Please read “—Critical Accounting Policies and Estimates – Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 3.0%, but decreased $2 per worksite employee per month compared to 2010.  As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.54% in 2011 from 0.60% in 2010.  During 2011, we recorded reductions in workers’ compensation costs of $11.4 million, or 0.13% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $6.2 million, or 0.08% of non-bonus payroll costs in 2010.  The 2011 period costs include the impact of a 1.1% discount rate used to accrue workers’ compensation loss claims, compared to a 1.4% discount rate used in the 2010 period.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 15.7%, or $28 per worksite employee per month compared to 2010.   Payroll taxes as a percentage of payroll cost increased from 7.11% in 2010 to 7.15% in 2011.  The increase in payroll tax costs was due primarily to a 15.1% increase in total payroll cost in 2011 as compared to 2010.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$155,233	$146,901	5.7%	$111	$115	(3.5)%
Stock–based compensation	8,601	8,126	5.8%	6	6	—
Commissions	13,451	11,881	13.2%	10	9	11.1%
Advertising	26,613	16,447	61.8%	19	13	46.2%
General and administrative expenses	75,345	63,214	19.2%	53	49	8.2%
Depreciation and amortization	15,218	14,907	2.1%	11	12	(8.3)%
Total operating expenses	$294,461	$261,476	12.6%	$210	$204	2.9%

Operating expenses increased 12.6% to $294.5 million compared to 2010.  The 2011 operating expenses included $11.8 million related to our rebranding initiative and $9.2 million associated with acquisitions completed in late 2010 and early 2011.  Operating expenses per worksite employee per month increased to $210 in 2011 versus $204 in 2010.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 5.7%, but decreased $4 per worksite employee per month compared to 2010.  The overall increase was primarily due to a 7.4% rise in headcount related to our ABU strategy and associated acquisitions, offset by a decrease in incentive compensation.

•
Stock-based compensation increased 5.8%, but remained flat on a per worksite employee per month basis compared to 2010, due primarily to an increase in the weighted average market value on the date of grant associated with restricted awards.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors.  Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

•
Commissions expense increased 13.2%, or $1 per worksite employee per month compared to 2010, primarily due to a 9% increase in the average number of worksite employees paid per month and an $0.8 million increase in ABU commissions.

•	Advertising costs increased 61.8%, or $6 per worksite employee per month compared to 2010, primarily due to advertising and business promotions related to our rebranding initiative.

•
General and administrative expenses increased 19.2%, or $4 per worksite employee per month, primarily due to increased travel and training, costs associated with our rebranding initiative, increased consulting and costs associated with acquisitions made in late 2010 and early 2011.

•	Depreciation and amortization expense increased 2.1%, but decreased $1 per worksite employee per month compared to the 2010 period.

Other Income (Expense)

Other expense was $6.5 million in 2011 compared to other income of $961,000 in 2010, primarily due to a $4.4 million loss related to the exchange of an aircraft and a $3.1 million loss related to a settlement with the EDD in the third quarter of 2011.  Please read Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the EDD settlement.

Income Tax Expense

During 2011 we incurred federal and state income tax expense of $20.3 million on pre-tax income of $50.8 million.  Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset slightly by tax-exempt interest income.  Our effective income tax rate was 40.0% in the 2011 period compared to 41.0% in the 2010 period.

Net Income

Net income for 2011 was $30.5 million, or $1.16 per diluted share, compared to $22.4 million, or $0.86 per diluted share in 2010.  On a per worksite employee per month basis, net income was $22 in 2011 compared to $17 in 2010.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.

The following table presents certain information related to our results of operations:

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

By region, our Workforce Optimization revenue change from 2009 and distribution for years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,			Year ended December 31,
	2010	2009	% Change	2010	2009
	(in thousands)			(% of total revenue)

Northeast	$412,233	$369,761	11.5%	24.2%	22.5%
Southeast	184,223	182,888	0.7%	10.8%	11.1%
Central	251,756	248,544	1.3%	14.8%	15.2%
Southwest	522,518	518,828	0.7%	30.7%	31.6%
West	331,916	321,935	3.1%	19.5%	19.6%
	1,702,646	1,641,956	3.7%	100.0%	100.0%
Other revenue	17,106	11,140	53.6%
Total revenue	$1,719,752	$1,653,096	4.0%

Other revenue is comprised primarily of revenues generated by our ABUs.

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

While our revenues per worksite employee per month increased 5.7% to $1,339 in 2010 versus 2009, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 5.8% to $1,107 per worksite employee per month.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $29 per worksite employee per month, or 6.0%, on a per covered employee basis compared to 2009.  This increase was due to expected medical cost increases, as well as higher claims associated with increased COBRA participation resulting from the severe economic environment and the ARRA.  ARRA provided a federal subsidy for COBRA premiums and extended the election period for certain terminated employees.  The net costs of claims per COBRA enrollee are approximately double the cost of claims associated with active enrollees.  The number of participants electing COBRA coverage declined from 7.2% in the fourth quarter of 2009 to 5.5% in the fourth quarter of 2010.  The percentage of worksite employees covered under our health insurance plan was 74.3% in 2010 versus 74.8% in 2009.  Please read “—Critical Accounting Policies and Estimates – Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 4.1%, but increased $1 per worksite employee per month compared to 2009.  As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.60% in 2010 from 0.64% in 2009.  During 2010, we recorded reductions in workers’ compensation costs of $6.2 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $5.7 million, or 0.08% of non-bonus payroll costs in 2009.  The 2010 period costs include the impact of a 1.4% discount rate used to accrue workers’ compensation loss claims, compared to a 1.8% discount rate used in the 2009 period.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

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

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$146,901	$144,086	2.0%	$115	$110	4.5%
Stock–based compensation	8,126	10,064	(19.3)%	6	8	(25.0)%
Commissions	11,881	11,800	0.7%	9	9	—
Advertising	16,447	16,011	2.7%	13	12	8.3%
General and administrative expenses	63,214	62,381	1.3%	49	48	2.1%
Depreciation and amortization	14,907	16,592	(10.2)%	12	13	(7.7)%
Total operating expenses	$261,476	$260,934	0.2%	$204	$200	2.0%

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

•
Stock-based compensation decreased 19.3%, or $2 per worksite employee per month compared to 2009, due primarily to a large number of forfeitures in 2010 as a result of employee terminations.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors.  Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

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

	Year ended December 31,
	2011	2010	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$9,723,990	$8,449,484	15.1%
Less: bonus payroll cost	1,059,677	839,066	26.3%
Non-bonus payroll cost	$8,664,313	$7,610,418	13.8%

Payroll cost per worksite employee (GAAP)	$6,935	$6,580	5.4%
Less: Bonus payroll cost per worksite employee	755	654	15.6%
Non-bonus payroll cost per worksite employee	$6,180	$5,926	4.3%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions, debt service requirements and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $268.2 million in cash, cash equivalents and marketable securities at December 31, 2011, of which approximately $150.8 million was payable in early January 2012 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $10.4 million were customer prepayments that were payable in January 2012.  At December 31, 2011, we had working capital of $126.6 million compared to $144.5 million at December 31, 2010.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2012.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

In September 2011, we completed the financing for a new four-year, $100 million revolving credit facility (“Facility”), with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at December 31, 2011.  Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Our cash flows from operating activities in 2011 were $73.9 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our Workforce Optimization clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the year ended December 31, 2011, which the last business day of the reporting period ended on a Friday, client prepayments were $10.4 million and accrued worksite employee payroll was $130.3 million. In the year ended December 31, 2010, which also ended on a Friday, client prepayments were $8.1 million and accrued worksite employee payroll was $109.7 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $41.5 million in 2011 and $40.3 million in 2010.  However, our estimates of workers’ compensation loss costs were $35.3 million and $32.7 million in 2011 and 2010, respectively.  During 2011 and 2010, we received $10.0 million and $15.6 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in a $24.0 million surplus, $15.0 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2011.  The premiums owed to United at December 31, 2011, were $6.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 35.8% to $30.5 million in 2011 from $22.4 million in 2010.  Please read “Results of Operations – Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.”

Cash Flows Used in Investing Activities

Our cash flows used in investing activities were $61.7 million during 2011.  We invested $31.4 million in capital expenditures, primarily related to our technology infrastructure and $10.0 million to acquire a replacement aircraft.  We also invested $15.8 million, net, in marketable securities and $14.6 million in acquisitions and other investments.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities were $35.8 million during 2011, primarily due to $25.1 million in treasury stock repurchases and $15.7 million in dividends paid.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2011, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-cancelable operating leases	$44,117	$13,488	$20,008	$8,737	$1,884
Purchase obligations (1)	21,694	4,737	6,359	4,078	6,520
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	104,791	42,595	27,559	24,137	10,500
Estimated acquisition payouts(3)	2,538	2,538	––	––	––
Total contractual cash obligations	$173,140	$63,358	$53,926	$36,952	$18,904

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.
(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”
(3)
Estimated acquisition costs include short-term amounts estimated to be paid in connection with earn outs and contractual arrangements.  Please read Note 5 to the Consolidated Financial Statements, “Acquisitions,” for additional information.

Seasonality, Inflation and Quarterly Fluctuations

We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.  In addition, borrowings under our Revolving Credit Facility (“Facility”) bear interest at a variable market rate.  As of December 31, 2011, we had not drawn on the Facility.  Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

The following table presents information about our available-for-sale marketable securities as of December 31, 2011 (dollars in thousands):

	Principal Maturities	Coupon Interest Rate	Effective Yield

2012	$32,794	5.69%	0.70%
2013	14,640	5.63%	0.54%
2014	7,030	3.99%	0.59%
Total	$54,464	5.46%	0.64%
Fair Market Value	$56,987

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is contained in a separate section of this Annual Report.  See “Index to Consolidated Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Ernst & Young, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s audit report are included in our 2011 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class II Directors (For Terms Expiring at the 2015 Annual Meeting),” “– Directors Remaining in Office,” and “– Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Insperity Proxy Statement”).

Code of Business Conduct and Ethics

Our Board of Directors adopted our Code of Business Conduct and Ethics (the “Code of Ethics”), which meets the requirements of Rule 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of Regulation S-K.  You can access our Code of Ethics on the Corporate Governance page of our website at insperity.com.  Changes in and waivers to the Code of Ethics for our directors, executive officers and certain senior financial officers will be posted on our Internet website within five business days and maintained for at least 12 months.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Director Compensation” and “—Executive Compensation” in the Insperity Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Insperity Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 1: Election of Directors – Certain Relationships and Related Transactions” in the Insperity Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth under the caption “Proposal Number 4: Ratification and Appointment of Independent Public Accountants – Fees of Ernst & Young LLP” and “—Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Insperity Proxy Statement.

PART IV

ITEM 15.  EXHIBITS FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements of the Company

The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
3.2	Certificate of Ownership and Merger dated March 3, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011).
3.3	Amended and Restated Bylaws of Insperity, Inc. dated March 3, 2011 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock (included as Exhibit A to the Rights Agreement).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
4.2
Rights Agreement dated as of November 13, 2007 between Insperity, Inc. and Mellon Investor Services, LLC, as Rights Agent (the “Rights Agreement”) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2007).

4.3	Form of Rights Certificate (included as Exhibit B to the Rights Agreement).
10.1†	Insperity, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.2†	First Amendment to the Insperity, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.3†	Second Amendment to the Insperity, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.4†	Third Amendment to the Insperity, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.5†	Fourth Amendment to the Insperity, Inc. 1997 Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.6†
Insperity, Inc. 2001 Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 18, 2009 (No. 1-13998)).

10.7†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.8†	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.9†	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).

10.10†	Form of Director Stock Option Agreement (Initial Grant) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.11†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.12†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.13	Insperity, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.14
First Amendment to Insperity, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.15
Second Amendment to Insperity, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.16
Insperity, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.17
First Amendment to Insperity, Inc. Amended and Restated Employee Stock Purchase Plan, effective July 31, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.18
Second Amendment to Insperity, Inc. Amended and Restated Employee Stock Purchase Plan, effective August 15, 2003 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.19†	Board of Directors Compensation Arrangements (incorporated by reference to Form 8-K dated February 7, 2005).
10.20	Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.21(+)
Minimum Premium Financial Agreement by and between Insperity of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22(+)
Minimum Premium Administrative Services Agreement by and between Insperity of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002)

10.23(+)
Amended and Restated Security Deposit Agreement by and between Insperity of Texas, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.24(+)
Amendment to Various Agreements between United Healthcare Insurance Company and Insperity of Texas, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.25	Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.26(+)
Letter Agreement dated April 21, 2007, between Insperity of Texas, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.27(+)
Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Insperity of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.28(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Insperity of Texas, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.29(+)
Letter Agreement dated October 1, 2010, between Insperity of Texas, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K filed for the year ended December 31, 2010).

10.30	Exchange Agreement for Corporate Aircraft, dated August 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011).
10.31	Credit Agreement dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011).
21.1*	Subsidiaries of Insperity, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document(1).
101.SCH**	XBRL Taxonomy Schema Document.
101.DEF**	XBRL Instance
____________________

* Filed herewith.

** Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) the Consolidated Balance Sheets at December 31, 2011 and 2010; and (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 14, 2012.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 14, 2012:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer and Director
Paul J. Sarvadi	(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director
Richard G. Rawson

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Michael W. Brown

*	Director
Jack M. Fields, Jr.

*	Director
Eli Jones

*	Director
Paul S. Lattanzio

*	Director
Gregory E. Petsch

/s/ Austin P. Young	Director
Austin P. Young

* By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

INSPERITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited the accompanying Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insperity, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insperity, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Houston, Texas
February 14, 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and Chief Executive Officer	Senior Vice President of Finance
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insperity, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insperity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the three years in the period ended December 31, 2011 of Insperity, Inc. and our report dated February 14, 2012 expressed an unqualified opinion thereon.

Houston, Texas	/s/Ernst & Young LLP
February 14, 2012

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$211,208	$234,829
Restricted cash	44,737	41,204
Marketable securities	56,987	43,367
Accounts receivable, net:
Trade	7,893	1,194
Unbilled	158,508	134,187
Other	4,532	6,726
Prepaid insurance	21,300	24,978
Other current assets	11,488	8,528
Income taxes receivable	2,902	1,808
Deferred income taxes	3,233	1,267
Total current assets	522,788	498,088

Property and equipment:
Land	3,653	3,260
Buildings and improvements	67,496	64,953
Computer hardware and software	76,105	67,714
Software development costs	32,699	27,482
Furniture and fixtures	36,133	35,164
Aircraft	35,866	31,524
	251,952	230,097
Accumulated depreciation and amortization	(159,008)	(154,070)
Total property and equipment, net	92,944	76,027

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,640	2,640
Deposits – workers’ compensation	52,320	51,731
Goodwill and other intangible assets, net	28,433	21,251
Other assets	4,134	1,108
Total other assets	96,527	85,730
Total assets	$712,259	$659,845

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2011	December 31, 2010

Current liabilities:
Accounts payable	$5,085	$3,309
Payroll taxes and other payroll deductions payable	168,652	145,096
Accrued worksite employee payroll cost	130,317	109,697
Accrued health insurance costs	9,427	15,419
Accrued workers’ compensation costs	46,548	42,081
Accrued corporate payroll and commissions	22,383	23,743
Other accrued liabilities	13,814	14,264
Total current liabilities	396,226	353,609

Noncurrent liabilities:
Accrued workers’ compensation costs	60,054	55,730
Other accrued liabilities	—	1,261
Deferred income taxes	10,772	8,850
Total noncurrent liabilities	70,826	65,841

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,839 at December 31, 2011 and 2010	309	309
Additional paid-in capital	135,871	135,607
Treasury stock, at cost – 5,141 and 4,757 shares at December 31, 2011 and 2010, respectively	(134,647)	(124,464)
Accumulated other comprehensive income, net of tax	24	21
Retained earnings	243,650	228,922
Total stockholders’ equity	245,207	240,395
Total liabilities and stockholders’ equity	$712,259	$659,845

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenues (gross billings of $11.700 billion, $10.169 billion and $9.856 billion, less worksite employee payroll cost of $9.724 billion, $8.449 billion and $8.203 billion, respectively)	$1,976,219	$1,719,752	$1,653,096
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,624,444	1,421,216	1,365,129
Gross profit	351,775	298,536	287,967

Operating expenses:
Salaries, wages and payroll taxes	155,233	146,901	144,086
Stock-based compensation	8,601	8,126	10,064
Commissions	13,451	11,881	11,800
Advertising	26,613	16,447	16,011
General and administrative expenses	75,345	63,214	62,381
Depreciation and amortization	15,218	14,907	16,592
	294,461	261,476	260,934
Operating income	57,314	37,060	27,033

Other income (expense):
Interest, net	969	991	1,616
Other, net	(7,508)	(30)	–

Income before income tax expense	50,775	38,021	28,649

Income tax expense	20,305	15,581	12,075

Net income	$30,470	$22,440	$16,574

Less net income allocated to participating securities	(908)	(657)	(462)

Net income allocated to common shares	$29,562	$21,783	$16,112

Basic net income per share of common stock	$1.16	$0.86	$0.65

Diluted net income per share of common stock	$1.16	$0.86	$0.65

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2008	30,839	$309	$139,415	$(147,952)	$ ―	$216,707	$208,479
Purchase of treasury stock, at cost	―	―	―	(2,024)	—	―	(2,024)
Exercise of stock options	―	―	(1,873)	4,711	—	―	2,838
Income tax expense from stock based compensation, net	―	―	(372)	—	—	―	(372)
Stock-based compensation expense	—	—	1,462	8,602	—	—	10,064
Other	―	―	(81)	951	—	―	870
Dividends paid	—	—	—	—	—	(13,272)	(13,272)
Unrealized gain on marketable securities, net of tax	—	—	—	—	3	—	3
Net income	—	—	—	—	—	16,574	16,574
Comprehensive income	—	—	—	—	—	—	16,577
Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160
Purchase of treasury stock, at cost	―	―	―	(7,852)	—	―	(7,852)
Exercise of stock options	―	―	(1,963)	9,146	—	―	7,183
Income tax benefit from stock-based compensation, net	―	―	25	—	—	―	25
Stock-based compensation expense	—	—	(966)	9,092	—	—	8,126
Other	―	―	(40)	862	—	―	822
Dividends paid	—	—	—	—	—	(13,527)	(13,527)
Unrealized gain on marketable securities, net of tax	—	—	—	—	18	—	18
Net income	—	—	—	—	—	22,440	22,440
Comprehensive income	—	—	—	—	—	—	22,458
Balance at December 31, 2010	30,839	$309	$135,607	$(124,464)	$21	$228,922	$240,395
Purchase of treasury stock, at cost	―	―	―	(25,079)	—	―	(25,079)
Exercise of stock options	―	―	(1,042)	4,998	—	―	3,956
Income tax benefit from stock-based compensation, net	―	―	1,663	—	—	―	1,663
Stock-based compensation expense	—	—	(416)	9,017	—	—	8,601
Other	―	―	59	881	—	―	940
Dividends paid	—	—	—	—	—	(15,742)	(15,742)
Unrealized gain on marketable securities, net of tax	—	—	—	—	3	—	3
Net income	—	—	—	—	—	30,470	30,470
Comprehensive income	—	—	—	—	—	—	30,473
Balance at December 31, 2011	30,839	$309	$135,871	$(134,647)	$24	$243,650	$245,207

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$30,470	$22,440	$16,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,218	14,950	16,561
Loss on exchange of assets	4,408	—	—
Amortization of marketable securities	2,172	1,650	—
Stock-based compensation	8,601	8,126	10,064
Deferred income taxes	(46)	1,179	(4,397)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(3,533)	(4,768)	30
Accounts receivable	(28,826)	(18,874)	2,501
Prepaid insurance	3,678	(10,494)	14,427
Other current assets	(2,862)	(2,141)	418
Other assets	(652)	4,180	698
Accounts payable	1,776	1,136	(1,150)
Payroll taxes and other payroll deductions payable	23,556	17,499	3,931
Accrued worksite employee payroll expense	20,620	16,559	(36,816)
Accrued health insurance costs	(5,992)	9,045	(8,341)
Accrued workers’ compensation costs	8,791	8,748	4,446
Accrued corporate payroll, commissions and other accrued liabilities	(1,871)	9,556	(10,188)
Income taxes payable/receivable	(1,597)	49	(7,927)
Total adjustments	43,441	56,400	(15,743)
Net cash provided by operating activities	73,911	78,840	831

Cash flows from investing activities:
Marketable securities:
Purchases	(51,397)	(60,003)	(6,039)
Proceeds from maturities	31,706	18,301	225
Proceeds from dispositions	3,907	2,748	―
Investments and acquisitions, net of cash acquired	(14,555)	(12,918)	(720)
Property and equipment:
Purchases	(31,440)	(6,764)	(8,019)
Proceeds from dispositions	82	54	36
Net cash used in investing activities	(61,697)	(58,582)	(14,517)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2011	2010	2009

Cash flows from financing activities:
Purchase of treasury stock	$(25,079)	$(7,852)	$(2,024)
Dividends paid	(15,742)	(13,527)	(13,272)
Proceeds from the exercise of stock options	3,956	7,183	2,838
Principal repayments on capital lease obligations	—	—	(537)
Income tax benefit from stock-based compensation	2,166	860	706
Other	(1,136)	822	870
Net cash used in financing activities	(35,835)	(12,514)	(11,419)

Net increase (decrease) in cash and cash equivalents	(23,621)	7,744	(25,105)
Cash and cash equivalents at beginning of year	234,829	227,085	252,190
Cash and cash equivalents at end of year	$211,208	$234,829	$227,085

Supplemental disclosures:
Cash paid for income taxes	$19,782	$13,492	$23,694

In September 2011, we exchanged an existing aircraft with a fair value of $4.0 million and paid an additional $10.0 million to acquire a replacement aircraft, resulting in a non-cash loss of $4.4 million, which is included in other income (expense).

See accompanying notes

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.  Accounting Policies

Description of Business

InsperityTM, Inc., formerly named Administaff, Inc. (“Insperity” or “we”, “our”, and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our name change, which was effective March 3, 2011, reflects our evolution over the past 25 years from a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider.

Our most comprehensive HR business offering is provided through our PEO services, now known as Workforce OptimizationTM solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.  We were organized as a corporation in 1986 and have provided PEO services since inception.

In addition to Workforce Optimization, we offer Performance Management, Expense Management, Time and Attendance, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Business Insurance, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization (“Bundle Plus”).

We provide our Workforce Optimization solution by entering into a co-employment relationship with our clients, under which Insperity and its clients each take responsibility for certain portions of the employer-employee relationship.  Insperity and its clients designate each party’s responsibilities through its Client Services Agreement (“CSA”), under which Insperity becomes the employer of its worksite employees for most administrative and regulatory purposes.

As a co-employer of its worksite employees, Insperity assumes many of the rights and obligations associated with being an employer.  We enter into an employment agreement with each worksite employee, thereby maintaining a variety of employer rights, including the right to hire or terminate employees, the right to evaluate employee qualifications or performance, and the right to establish employee compensation levels.  Typically, Insperity only exercises these rights in consultation with its clients or when necessary to ensure regulatory compliance.  The responsibilities associated with Insperity’s role as employer include the following obligations with regard to its worksite employees: (i) to compensate its worksite employees through wages and salaries; (ii) to pay the employer portion of payroll-related taxes; (iii) to withhold and remit (where applicable) the employee portion of payroll-related taxes; (iv) to provide employee benefit programs; and (v) to provide workers’ compensation insurance coverage.

In addition to our assumption of employer status for our worksite employees, Insperity’s Workforce Optimization solution also includes other human resources functions for our clients to support the effective and efficient use of personnel in their business operations.  To provide these functions, Insperity maintains a significant staff of professionals trained in a wide variety of human resources functions, including employee training, employee recruiting, employee performance management, employee compensation, and employer liability management.  These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that Insperity is providing appropriate and timely personnel management services.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We provide our Workforce OptimizationTM solution to small and medium-sized businesses in strategically selected markets throughout the United States.  During 2011, 2010 and 2009, Workforce Optimization revenues from Insperity’s Texas markets represented 27%, 28% and 29%, while Workforce Optimization revenues from Insperity’s California markets represented 16%, 15% and 15% of Insperity’s total Workforce Optimization revenues, respectively.

Revenue and Direct Cost Recognition

Insperity accounts for its Workforce Optimization revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations.  Insperity’s Workforce Optimization revenues are derived from its gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

In determining the pricing of the markup component of the gross billings, Insperity takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.  As a result, Insperity’s operating results are significantly impacted by Insperity’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of Insperity’s gross billings.

Consistent with its revenue recognition policy, Insperity’s direct costs do not include the payroll cost of its worksite employees.  Insperity’s direct costs associated with its revenue generating activities are primarily comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

Segment Reporting

 We operate one reportable segment under ASC 280, Segment Reporting.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Insperity, Inc. and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that could potentially subject Insperity to concentration of credit risk include accounts receivable and marketable securities.

Cash, Cash Equivalents and Marketable Securities

Insperity invests its excess cash in federal government and municipal-based money market funds and debt instruments of U.S. municipalities.  All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents.  Liquid investments with stated maturities of greater than three months are classified as marketable securities in current assets.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insperity accounts for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities.  Insperity determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date.  At December 31, 2011 and 2010, all of Insperity’s investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.  Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.  Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments.  Insperity uses the specific identification method of determining the cost basis in computing realized gains and losses on the sale of its available-for-sale securities. Realized gains and losses are included in other income.

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

Software development costs relate primarily to software coding, system interfaces and testing of Insperity’s proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.

Insperity accounts for its software products in accordance with ASC 985-20, Costs of Software to be Sold. This Topic establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased.

Insperity periodically evaluates its long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment.  ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances were to indicate that any of Insperity’s long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Other Intangible Assets

Insperity’s goodwill and intangible assets are subject to the provision of ASC 350, Intangibles – Goodwill and Other. Accordingly, goodwill and other indefinite-lived intangible assets are tested for impairment on an annual basis or when indicators of impairment exist, and written down when impaired. Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which provides companies with a new option to determine whether or not it is necessary to apply the traditional two-step quantitative goodwill impairment test in ASC 350.  Under ASU 2011-08, companies are no longer required to calculate the fair value of a reporting unit unless it determines, on the basis of qualitative information, that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount.

We adopted ASU No. 2011-08 in the fourth quarter of 2011 and determined it was not necessary for a certain reporting unit to apply the traditional two-step quantitative goodwill impairment test in ASC 350 based on qualitative information that it is more likely than not that the fair value of the reporting unit exceeded its carrying value.  As of December 31, 2011 and 2010, no impairment write downs were necessary.

Insperity’s purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, ranging from three to 10 years.

The following table provides the gross carrying amount and accumulated amortization for each class of intangible assets and goodwill:

	December 31,
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortizable intangible assets:
Trademarks	$1,785	$(742)	$1,043	$1,785	$(568)	$1,217
Customer relationships	9,043	(2,809)	6,234	6,959	(1,252)	5,707
Goodwill	21,156	—	21,156	14,327	—	14,327
Total goodwill and intangible assets	$31,984	$(3,551)	$28,433	$23,071	$(1,820)	$21,251

The following summarizes the changes in the carrying amount of goodwill:

Goodwill
(in thousands)

Balance at December 31, 2010	$14,327
Acquisitions	6,829
Balance at December 31, 2011	$21,156

Insperity’s amortization expense related to purchased intangible assets other than goodwill was $1.7 million in 2011, $799,000 in 2010 and $408,000 in 2009, and is estimated to be $1.7 million in 2012, $1.7 million in 2013, $1.6 million in 2014 and $1.2 million in 2015.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Health Insurance Costs

Insperity provides group health insurance coverage to its worksite employees through a national network of carriers including UnitedHealthcare (“United”), Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.

The policy with United provides the majority of our health insurance coverage.  As a result of certain contractual terms, Insperity has accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, Insperity records the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.  Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in its Consolidated Balance Sheets.  The terms of the arrangement require Insperity to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2011, Plan Costs were less than the net premiums paid and owed to United by $24.0 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $15.0 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2011, were $6.1 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

Workers’ Compensation Costs

Insperity’s workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (“the ACE Program”) since 2007.  The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether Insperity satisfies its responsibilities.  Through September 30, 2010, Insperity bore the economic burden for the first $1 million layer of claims per occurrence and the insurance carrier was and remains responsible for the economic burden for all claims in excess of such first $1 million layer.

Effective October 1, 2010, in addition to Insperity bearing the economic burden for the first $1 million layer of claims per occurrence, we also bear the economic burden for those claims exceeding $1 million, up to a maximum aggregate amount of $5 million per policy year.

Because Insperity bears the economic burden for claims up to the levels noted above, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred.  Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury.  Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.

Insperity employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2011 and 2010, Insperity reduced accrued workers’ compensation costs by $11.4 million and $6.2 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2011 and 2010 were 1.1% and 1.4%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims:

	Year ended December 31,
	2011	2010
	(in thousands)

Beginning balance	$96,934	$88,450
Accrued claims	36,845	34,345
Present value discount	(1,513)	(1,675)
Paid claims	(27,475)	(24,186)
Ending balance	$104,791	$96,934

Current portion of accrued claims	$44,737	$41,204
Long-term portion of accrued claims	60,054	55,730
	$104,791	$96,934

The current portion of accrued workers’ compensation costs at December 31, 2011 and 2010, includes $1.8 million and $877,000, respectively, of workers’ compensation administrative fees.

As of December 31, the undiscounted accrued workers’ compensation costs were $118.3 million in 2011 and $111.5 million in 2010.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.   In 2011, we received $10.0 million for the return of excess claim funds related to the ACE program, which reduced deposits.  As of December 31, 2011, we had restricted cash of $44.7 million and deposits of $52.3 million.

Insperity’s estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

Stock-Based Compensation

At December 31, 2011, we have three stock-based employee compensation plans.  Insperity accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We generally make annual grants of restricted and unrestricted stock under our stock-based incentive compensation plans to our directors, officers and other management. Restricted stock grants to officers and other management vest over three to five years from the date of grant.  Annual stock grants issued to directors are 100% vested on the grant date.  Shares of restricted stock are based on fair value on date of grant and the associated expense net of estimated forfeitures is recognized over the vesting period.

Company-Sponsored 401(k) Plans

Under our 401(k) plan for corporate employees (the “Corporate Plan”), we matched 50% of eligible corporate employees’ contributions, up to 6% of the employee’s eligible compensation in 2011, 2010 and 2009.  Under our separate 401(k) plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company.  Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested.  During 2011, 2010 and 2009, we made matching contributions to the Corporate and Worksite Employee Plans of $58.1 million, $49.6 million and $47.7 million, respectively.  Of these contributions, $55.7 million, $47.5 million and $45.1 million were made under the Worksite Employee Plan on behalf of worksite employees.  The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.

Advertising

We expense all advertising costs as incurred.

Income Taxes

We use the liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse.

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending announcements that will materially impact our financial position or results of operations.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2011	2010
	(in thousands)
Overnight holdings:
Money market funds (cash equivalents)	$71,350	$157,680
Investment holdings:
Money market funds (cash equivalents)	59,587	72,258
Marketable securities	56,987	43,367
	187,924	273,305
Cash held in demand accounts	113,968	31,295
Outstanding checks	(33,697)	(26,404)
Total cash, cash equivalents and marketable securities	$268,195	$278,196

Cash and cash equivalents	$211,208	$234,829
Marketable securities	56,987	43,367
	$268,195	$278,196

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of December 31, 2011 and December 31, 2010, are $150.8 million and $128.8 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $10.4 million and $8.1 million, respectively, in client prepayments.

Insperity accounts for its financial assets in accordance with ASC 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets
•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs
•	Level 3 - significant unobservable inputs

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
		(in thousands)
	December 31,
	2011	Level 1	Level 2	Level 3

Money market funds	$130,937	$130,937	$—	$—
Municipal bonds	56,987	—	56,987	—
Total	$187,924	$130,937	$56,987	$—

	Fair Value Measurements
		(in thousands)
	December 31,
	2010	Level 1	Level 2	Level 3

Money market funds	$229,938	$229,938	$—	$—
Municipal bonds	43,367	—	43,367	—
Total	$273,305	$229,938	$43,367	$—

The municipal bond securities valued as Level 2 investments are primarily pre-refunded municipal bonds that are secured by escrow funds containing U.S. Government securities. Valuation techniques used by Insperity to measure fair value for these securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.

The following is a summary of our available-for-sale marketable securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2011:

Municipal bonds	$56,945	$90	$(48)	$56,987

December 31, 2010:

Municipal bonds	$43,330	$63	$(26)	$43,367

For the years ended December 31, 2011, 2010 and 2009, we had no realized gains or losses recognized on sales of available-for-sales marketable securities.

As of December 31, 2011, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$33,722	$33,701
One to five years	23,223	23,286
Total	$56,945	$56,987

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Accounts Receivable

Insperity accounts receivable is primarily composed of trade receivables and unbilled receivables.  Our trade receivables, which represent outstanding gross billings to customers, are reported net of allowance for doubtful accounts of $1.0 million and $988,000 as of December 31, 2011 and 2010, respectively.  We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

We make an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our worksite employees and for the accrued gross billings associated with such wages.  These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations.  Insperity generally requires clients pay invoices for service fees no later than one day prior to the applicable payroll date.  As such, we generally do not require collateral.  Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus we have the legal right of offset for these amounts.  Unbilled accounts receivable consisted of the following:

	December 31,
	2011	2010
	(in thousands)

Accrued worksite employee payroll cost	$130,317	$109,697
Unbilled revenues	38,564	32,613
Customer prepayments	(10,373)	(8,123)
Unbilled accounts receivable	$158,508	$134,187

4.	Deposits

The contractual arrangement with United for health insurance coverage requires Insperity to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance.  Please read Note 1 “Accounting Policies” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2011, we had $52.3 million of workers’ compensation long-term deposits. Please read Note 1 “Accounting Policies” for a discussion of our accounting policies for workers’ compensation costs.

5.	Acquisitions

Insperity accounts for its acquisitions in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on the fair value at the date of purchase.  The purchase price in excess of the identifiable assets and liabilities is recorded to goodwill, which amounted to $6.8 million in 2011.  All acquisition related costs are expensed as incurred and recorded in operating expenses.  We include operations associated with acquisitions from the date of acquisition forward.

In January 2011, we acquired certain assets from HumanConcepts, a provider of workforce decision support solutions.  Insperity acquired ownership of the OrgPlus desktop software product line (“OrgPlus”), targeted at small and medium-sized businesses, and its associated customer base, as well as a source code license for a SaaS based version. The OrgPlus software facilitates creation, management and communication of detailed organizational charts. The acquisition represents Insperity’s continued business strategy to expand the sales opportunity of its human resources services as well as the solutions available to our current and prospective clients.  We paid $10.8 million upon the closing of the transaction and will pay an additional $1.2 million in 2012 based on the terms of the agreement.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2010, we acquired OneMind Connect, Inc. which conducts business under the name “ExpensAble,” and provides expense report management solutions delivered as both a SaaS and as a desktop software product.  The acquisition of ExpensAble extends the sales opportunity of our human resources services as well as the solutions available to our current and prospective clients.  We paid $5.5 million upon the closing of the transaction and paid an additional $1.3 million in 2011 based on the terms of the agreement.  Additional consideration, up to $1.6 million, may be paid during 2013 if specific revenue levels are achieved.

In July 2010, we acquired certain assets from Galaxy Technologies, Inc. in an effort to expand the sales opportunity of its human resources services as well as the solutions available to our current and prospective clients.  The primary assets acquired include time and attendance software solutions, which are delivered through a SaaS model and as a desktop software product, and the associated customer base.  We paid $7.4 million upon the closing of the transaction and an additional $1.4 million in 2011 based on the terms of the purchase agreement.  Additional consideration of $1.4 million is expected to be paid during 2012.

6.	Revolving Credit Facility

On September 15, 2011, we entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, and issuances of letters of credit. Insperity’s obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At December 31, 2011, we had not drawn on the Facility.

The Facility matures on September 15, 2015.  Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin.  Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%.  The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%.  We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2011.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Income Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(9,268)	$(10,051)
Depreciation	(8,616)	(8,390)
Software development costs	(2,858)	(1,198)
Other	(1,137)	(751)
Total deferred tax liabilities	(21,879)	(20,390)

Deferred tax assets:
Accrued incentive compensation	3,877	3,100
Net operating loss carryforward	2,290	2,360
Workers’ compensation accruals	3,744	3,055
Long-term capital loss carry-forward	148	188
Accrued rent	1,132	1,260
Stock-based compensation	2,908	2,657
Uncollectible accounts receivable	389	375
Total deferred tax assets	14,488	12,995
Valuation allowance	(148)	(188)
Total net deferred tax assets	14,340	12,807

Net deferred tax liabilities	$(7,539)	$(7,583)

Net current deferred tax assets	$3,233	$1,267
Net noncurrent deferred tax liabilities	(10,772)	(8,850)
	$(7,539)	$(7,583)

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax expense are as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Current income tax expense:
Federal	$16,816	$12,668	$14,478
State	3,535	1,734	1,994
Total current income tax expense	20,351	14,402	16,472
Deferred income tax (benefit) expense:
Federal	47	1,033	(4,162)
State	(93)	146	(235)
Total deferred income tax (benefit) expense	(46)	1,179	(4,397)
Total income tax expense	$20,305	$15,581	$12,075

As a result of nonqualified stock option exercises, disqualifying dispositions of certain employee incentive stock options and vesting of restricted stock awards, Insperity had a net income tax benefit of $1.7 million in 2011, a net income tax benefit of $25,000 in 2010 and a net income tax expense of $372,000 in 2009, respectively.  The income tax benefit or expense was reported as a component of additional paid-in capital.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)

Expected income tax expense at 35%	$17,770	$13,307	$10,027
State income taxes, net of federal benefit	2,249	1,273	1,053
Nondeductible expenses	904	1,092	1,093
Research and development credit	(558)	––	––
Other, net	(60)	(91)	(98)
Reported total income tax expense	$20,305	$15,581	$12,075

Insperity has capital loss carryforwards totaling approximately $400,000 that will expire during 2012, but can only be used to offset future capital gains.  Insperity has a valuation allowance of $400,000 against these related deferred tax assets as we are uncertain that we will be able to utilize the capital loss carryforwards prior to their expiration.  At December 31, 2011, we have net operating loss carryforwards totaling approximately $6.1 million that expire from 2021 to 2030 related to our acquisition of ExpensAble.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2011, 2010 and 2009, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2008 through 2010 remain open to examination by the Internal Revenue Service of the United States.

8.	Stockholders’ Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase up to 14,500,000 shares of Insperity’s outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors.  We repurchased 902,521 shares under the Repurchase Program during 2011.  In addition, 108,280 shares were withheld during 2011 to satisfy tax withholding obligations for the vesting of restricted stock awards.  These purchases are not subject to the Repurchase Program.  During 2010, we repurchased 271,739 shares under the Repurchase Program and 97,419 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of December 31, 2011, we were authorized to repurchase an additional 1,236,872 shares under the Repurchase Program.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During each quarter of 2011 and 2010 the Board declared dividends of $0.15 and $0.13 per share of common stock, respectively, resulting in a total of $15.7 million and $13.5 million in dividend payments paid by us in 2011 and 2010.

At December 31, 2011, 20 million shares of preferred stock were authorized, of which 600,000 shares were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under Insperity’s Share Purchase Rights Plan (the “Rights Plan”).  Each issued share of Insperity’s common stock has one preferred stock purchase right attached to it.  No preferred shares have been issued and the rights are not currently exercisable.  The Rights Plan expires on November 13, 2017.

9.	Incentive Plans

The Insperity, Inc. 1997 Incentive Plan, as amended, and the 2001 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries.  The 2001 Incentive Plan is currently the only Insperity plan under which new stock-based awards may be granted.  The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards.  The Board may at any time amend or terminate the Incentive Plans.  However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent.  Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.  The 1997 Incentive Plan expired on April 24, 2005; therefore no new grants may be made under the Plan.  At December 31, 2011, 818,655 shares of common stock were available for future grants under the 2001 Incentive Plan.  The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”), stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives.  The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.

The Insperity Nonqualified Stock Option Plan (the “Nonqualified Plan”) provided for options to purchase shares of Insperity’s common stock that were granted to employees who were not officers.  An aggregate of 3,600,000 shares of common stock of Insperity were authorized to be issued under the Nonqualified Plan.  Although there are unissued shares remaining, no new awards may be granted under the Nonqualified Plan.  The Committee may at any time terminate or amend the Nonqualified Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

We recognized $8.6 million, $8.1 million and $10.1 million of compensation expense associated with the restricted stock awards in 2011, 2010 and 2009, respectively. We recognized $3.4 million, $3.3 million and $4.2 million of tax benefits associated with stock-based compensation in 2011, 2010 and 2009, respectively.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option Awards

The following is a summary of stock option award activity for 2011:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding – December 31, 2010	603	$18.20
Granted	16	30.59
Exercised	(208)	19.00
Cancelled	(96)	23.48
Outstanding – December 31, 2011	315	16.67	2.9	$2,913
Exercisable – December 31,2011	315	16.67	2.9	$2,913

The intrinsic value of options exercised during the year was $2.2 million in 2011, $2.0 million in 2010, and $1.9 million in 2009.

Restricted Stock Awards

Restricted common shares, under fixed plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock.  Such value is recognized as compensation expense over the corresponding vesting period, three to five years for Insperity’s shares currently outstanding.  The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $11.1 million, $6.7 million, and $6.9 million, respectively.  The weighted average grant date fair value of restricted stock awards during the years ended December 31, 2011, 2010 and 2009 was $29.47, $17.55 and $20.92, respectively.  As of December 31, 2011, unrecognized compensation expense associated with the unvested shares outstanding was $11.2 million and is expected to be recognized over a weighted average period of 23 months.

The following is a summary of restricted stock award activity for 2011:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Non-vested – December 31, 2010	775	$19.43
Granted	408	29.47
Vested	(380)	20.94
Cancelled/Forfeited	(25)	20.99
Non-vested – December 31, 2011	778	23.91

10.	Net Income Per Share

We utilize the two-class method to compute net income per share.  The two-class method allocates a portion of net income to participating securities, which include unvested awards of share-based payments with non-forfeitable rights to receive dividends.  Net income allocated to unvested share-based payments is excluded from net income allocated to common shares.  Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year ended December 31,
	2011	2010	2009
	(in thousands)

Net income	$30,470	$22,440	$16,574
Less income allocated to participating securities	(908)	(657)	(462)
Net income allocated to common shares	$29,562	$21,783	$16,112

Weighted average common shares outstanding	25,405	25,254	24,768
Incremental shares from assumed conversions of common stock options	92	114	148
Adjusted weighted average common shares outstanding	25,497	25,368	24,916

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	29	372	541

11.	Leases

We lease various office facilities, furniture, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses.  Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively.  Rental expense relating to all operating leases was $14.0 million, $14.0 million and $14.1 million in 2011, 2010 and 2009, respectively.  At December 31, 2011, future minimum rental payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)

2012	$13,488
2013	11,681
2014	8,327
2015	5,078
2016	3,659
Thereafter	1,884
Total minimum lease payments	$44,117

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Commitments and Contingencies

We enter into non-cancelable fixed purchase and service obligations in the ordinary course of business.  These arrangements primarily consist of advertising commitments and service contracts.  At December 31, 2011 future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2012	$4,737
2013	3,721
2014	2,638
2015	2,426
2016	1,652
Thereafter	6,520
Total obligations	$21,694

Insperity is a defendant in various lawsuits and claims arising in the normal course of business.  Management believes it has valid defenses in these cases and is defending them vigorously.  While the results of litigation cannot be predicted with certainty, except as set forth below, management believes the final outcome of such litigation will not have a material adverse effect on our financial position or results of operations.

Pennsylvania Sales Taxes

Pennsylvania imposes a sales tax on “help supply services.”  The Pennsylvania Department of Revenue has maintained that PEO services constitute help supply services and are subject to the tax.  Insperity has not collected this sales tax from its Pennsylvania clients but instead has paid Pennsylvania the sales tax for all periods through 2009.

In January 2010, the Commonwealth Court of Pennsylvania (the “Appeals Court”) in the matter titled All Staffing vs. Commonwealth of Pennsylvania (“All Staffing Case”), ruled that PEO services are not subject to the Pennsylvania sales tax.  The Commonwealth of Pennsylvania filed exceptions to the Appeals Court ruling, and in December 2010, the Appeals Court denied the State’s exceptions and upheld its previous ruling.  The All Staffing Case is currently under appeal with the Pennsylvania Supreme Court (“Supreme Court”).

For the period January 1, 2010 through September 30, 2011, Insperity accrued approximately $2.5 million in Pennsylvania sales tax.  As Insperity believes its PEO services are not subject to the sales tax, it reduced the accrual for such amounts in the fourth quarter of 2011.  As of December 31, 2011, Insperity has no sales tax liabilities recorded related to Pennsylvania sales tax.  However, it is reasonably possible that Pennsylvania may assert that Insperity has failed to pay sales tax on its PEO services for the periods 2010 and 2011.  If the Supreme Court overturns the Appeals Court ruling in the All Staffing Case, the likelihood of such a claim increases significantly.  Although Insperity intends to vigorously defend itself if such a claim is made, the ultimate tax that could be incurred if Insperity’s defense is not successful for the 2010 and 2011 periods is approximately $3.0 million.

Additionally, based upon its belief that its PEO services are not subject to the Pennsylvania sales tax, Insperity filed a refund claim for $2.9 million with the Pennsylvania Department of Revenue (“Department”) for the sales taxes paid in error for the period April 1, 2007 through December 31, 2009.  The Department has put the refund request on hold, pending the Supreme Court’s decision in the All Staffing Case.  The Department may ultimately deny Insperity’s refund claim, which may result in the refund claim being appealed by Insperity to the Pennsylvania Board of Finance and Review (“Board”), and litigation may ultimately be necessary.  Therefore, the amount, if any, and the timing of our recovery on the refund claim is uncertain.  Accordingly, we have not recognized any asset for the refund claim in our financial statements.  In the event we are successful in our refund claim, we will recognize a gain of $2.9 million.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

California Unemployment Taxes

As a result of a 2001 corporate restructuring, Insperity filed for a transfer of its state unemployment tax reserve account with the Employment Development Department of the State of California (“EDD”).  The EDD approved Insperity’s request for transfer of the reserve account in May 2002 and also notified Insperity of its new contribution rates based upon the approved transfer.  In December 2003, we received a Notice of Duplicate Accounts and Notification of Assessment (“Notice”) from the EDD.  The Notice stated that the EDD was collapsing the accounts of Insperity’s subsidiaries into the account of the entity with the highest unemployment tax rate.  The Notice also retroactively imposed the higher unemployment insurance rate on all of Insperity’s California employees for 2003, resulting in an assessment of $5.6 million.  In January 2004, we filed petitions with an administrative law judge of the California Unemployment Insurance Appeals Board (“ALJ”) to protest the validity of the Notice, asserting several procedural and substantive defenses.

One procedural defense included in Insperity’s appeal asserts that EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame and that all of the statutes of limitations concerning EDD’s ability to reassess or modify unemployment tax rates for the periods addressed in the Notice had expired (“Notification Defense”).  During 2010, a California Circuit Court issued a ruling in favor of EDD regarding a dispute involving a taxpayer who made arguments similar to Insperity’s Notification Defense. The Supreme Court of California subsequently denied the taxpayer’s petition for review.  Insperity subsequently received a statement of account from the EDD indicating taxes, penalties and interest due of approximately $8.1 million.

While still denying all liability, we entered into a written agreement with the EDD in September 2011 to fully and finally settle this dispute (the “Settlement Agreement”).  Pursuant to the terms of the Settlement Agreement, we agreed to pay $3.1 million (the “Settlement Amount”) to the EDD.  The Settlement Amount of $3.1 million was paid and recorded in other income (expense).

13.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2011:

Revenues	$536,381	$472,903	$471,821	$495,114
Gross profit	90,959	83,841	87,029	89,946	(1)
Operating income	15,129	11,400	14,094	16,691
Net income	8,786	6,741	4,099	10,844
Basic net income per share	0.33	0.25	0.16	0.42
Diluted net income per share	0.33	0.25	0.16	0.42

2010:

Revenues	$457,662	$412,418	$414,146	$435,526
Gross profit	72,685	71,357	73,686	80,808
Operating income	3,761	8,569	12,078	12,652
Net income	2,299	5,118	7,234	7,789
Basic net income per share	0.09	0.20	0.28	0.30
Diluted net income per share	0.09	0.20	0.28	0.30

(1)Included in the results for the fourth quarter of 2011 is a $2.5 million adjustment related to the reversal of Pennsylvania sales taxes accrued in prior periods. Please read Note 12 “Commitments and Contingencies” for additional information.