Form 10-Q
period 2012-03-31
INSPERITY, INC.
filed 2012-04-30
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.
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

As of April 23, 2012, 26,018,120 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Table of Conents

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)

Current assets:
Cash and cash equivalents	$234,548	$211,208
Restricted cash	45,068	44,737
Marketable securities	56,981	56,987
Accounts receivable, net:
Trade	3,601	7,893
Unbilled	167,785	158,508
Other	4,575	4,532
Prepaid insurance	24,662	21,300
Other current assets	11,529	11,488
Income taxes receivable	617	2,902
Deferred income taxes	—	3,233
Total current assets	549,366	522,788

Property and equipment:
Land	3,653	3,653
Buildings and improvements	68,727	67,496
Computer hardware and software	77,287	76,105
Software development costs	33,519	32,699
Furniture and fixtures	36,207	36,133
Aircraft	35,866	35,866
	255,259	251,952
Accumulated depreciation and amortization	(162,662)	(159,008)
Total property and equipment, net	92,597	92,944

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,840	2,640
Deposits – workers’ compensation	55,665	52,320
Goodwill and other intangible assets, net	27,999	28,433
Other assets	4,163	4,134
Total other assets	99,667	96,527
Total assets	$741,630	$712,259

Table of Conents

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2012	December 31, 2011
	(Unaudited)

Current liabilities:
Accounts payable	$3,437	$5,085
Payroll taxes and other payroll deductions payable	177,991	168,652
Accrued worksite employee payroll cost	144,840	130,317
Accrued health insurance costs	9,200	9,427
Accrued workers’ compensation costs	47,094	46,548
Accrued corporate payroll and commissions	13,703	22,383
Other accrued liabilities	14,092	13,814
Deferred income taxes	3,089	—
Total current liabilities	413,446	396,226

Noncurrent liabilities:
Accrued workers’ compensation costs	61,895	60,054
Deferred income taxes	9,814	10,772
Total noncurrent liabilities	71,709	70,826

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,670	135,871
Treasury stock, at cost	(134,198)	(134,647)
Accumulated other comprehensive income, net of tax	59	24
Retained earnings	253,635	243,650
Total stockholders’ equity	256,475	245,207
Total liabilities and stockholders’ equity	$741,630	$712,259

See accompanying notes.

Table of Conents

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues (gross billings of $3.231 billion and $2.888 billion, less worksite employee payroll cost of $2.636 billion and $2.352 billion, respectively)	$595,177	$536,381

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	492,173	445,422

Gross profit	103,004	90,959

Operating expenses:
Salaries, wages and payroll taxes	43,323	39,597
Stock-based compensation	2,155	1,790
General and administrative expenses	22,078	21,893
Commissions	3,435	3,096
Advertising	4,755	5,506
Depreciation and amortization	4,212	3,948
	79,958	75,830
Operating income	23,046	15,129

Other income (expense):
Interest, net	164	280
Other, net	124	4

Income before income tax expense	23,334	15,413

Income tax expense	9,450	6,627

Net income	$13,884	$8,786

Less net income allocated to participating securities	(402)	(264)

Net income allocated to common shares	$13,482	$8,522

Basic net income per share of common stock	$0.54	$0.33

Diluted net income per share of common stock	$0.54	$0.33

See accompanying notes.

Table of Conents

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$13,884	$8,786

Other comprehensive income:

Unrealized gains on available-for-sale securities, net of tax	35	14

Comprehensive income	$13,919	$8,800

See accompanying notes.

Table of Conents

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2012
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2011	30,839	$309	$135,871	$(134,647)	$24	$243,650	$245,207
Purchase of treasury stock, at cost	―	―	8	(3,261)	—	―	(3,253)
Exercise of stock options	―	―	(446)	1,249	—	―	803
Income tax benefit from stock-based compensation, net	―	―	1,283	—	—	―	1,283
Stock-based compensation expense	—	—	(48)	2,203	—	—	2,155
Other	―	―	2	258	—	―	260
Dividends paid	—	—	—	—	—	(3,899)	(3,899)
Unrealized gain on marketable securities, net of tax	—	—	—	—	35	—	35
Net income	—	—	—	—	—	13,884	13,884
Balance at March 31, 2012	30,839	$309	$136,670	$(134,198)	$59	$253,635	$256,475

See accompanying notes.

Table of Conents

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$13,884	$8,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,212	3,948
Amortization of marketable securities	657	507
Stock-based compensation	2,155	1,790
Deferred income taxes	5,341	2,012
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(331)	397
Accounts receivable	(5,028)	(13,955)
Prepaid insurance	(3,362)	593
Other current assets	(41)	(3,415)
Other assets	(3,570)	(1,965)
Accounts payable	(1,648)	(681)
Payroll taxes and other payroll deductions payable	9,339	6,467
Accrued worksite employee payroll expense	14,523	56,563
Accrued health insurance costs	(227)	1,871
Accrued workers’ compensation costs	547	2,329
Accrued corporate payroll, commissions and other accrued liabilities	(5,362)	(8,646)
Income taxes payable/receivable	2,167	2,487
Total adjustments	19,372	50,302
Net cash provided by operating activities	33,256	59,088

Cash flows from investing activities:
Marketable securities purchases	(1,443)	(5,154)
Marketable securities proceeds from dispositions	—	1,365
Marketable securities proceeds from maturities	850	4,402
Cash exchanged for acquisitions	(1,200)	(10,800)
Property and equipment	(3,435)	(3,326)
Net cash used in investing activities	(5,228)	(13,513)

Table of Conents

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from financing activities:
Purchase of treasury stock	$(3,253)	$(3,089)
Dividends paid	(3,899)	(3,971)
Proceeds from the exercise of stock options	803	2,534
Income tax benefit from stock-based compensation	1,401	1,711
Other	260	216
Net cash used in financing activities	(4,688)	(2,599)

Net increase in cash and cash equivalents	23,340	42,976
Cash and cash equivalents at beginning of period	211,208	234,829
Cash and cash equivalents at end of period	$234,548	$277,805

See accompanying notes.

Table of Conents

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR business offering is provided through our professional employer organization (“PEO”) services, known as Workforce OptimizationTM , which encompasses a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.

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

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States.  For the three months ended March 31, 2012 and 2011, Workforce Optimization revenues from Insperity’s Texas markets represented 26% and 27%, while Workforce Optimization revenues from Insperity’s California markets represented 17% and 16%, of Insperity’s total Workforce Optimization revenues, respectively.

The Consolidated Financial Statements include the accounts of Insperity and its subsidiaries, all of which are wholly owned.  Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2011. Our Consolidated Balance Sheets at December 31, 2011 have been derived from the audited financial statements at that date, but do not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheets at March 31, 2012 and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the periods ended March 31, 2012 and 2011, and Stockholders’ Equity for the period ended March 31, 2012, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

Table of Conents

The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies

Health Insurance Costs

We provide group health insurance coverage to our worksite employees through a national network of carriers, including UnitedHealthcare (“United”), Kaiser Permanente, Blue Shield of California, HMS BlueCross BlueShield, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require Insperity to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.8 million as of March 31, 2012, and is reported as a long-term asset.  As of March 31, 2012, Plan Costs were less than the net premiums paid and owed to United by $28.9 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $19.9 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at March 31, 2012 were $5.8 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

Table of Conents

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

Effective October 1, 2010, in addition to our bearing the economic burden for the first $1 million layer of claims per occurrence, we also bear the economic burden for those claims exceeding $1 million, up to a maximum aggregate amount of $5 million per policy year.

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

Insperity employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the three months ended March 31, 2012 and 2011, Insperity reduced accrued workers’ compensation costs by $3.5 million and $1.9 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2012 and 2011 were 1.0% and 1.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Table of Conents

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Beginning balance, January 1,	$104,791	$96,934
Accrued claims	9,495	9,790
Present value discount	(347)	(530)
Paid claims	(6,976)	(7,533)
Ending balance	$106,963	$98,661

Current portion of accrued claims	$45,068	$40,807
Long-term portion of accrued claims	61,895	57,854
	$106,963	$98,661

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at March 31, 2012 includes $2.0 million of workers’ compensation administrative fees.

As of March 31, 2012 and 2011, the undiscounted accrued workers’ compensation costs were $120.1 million and $113.1 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  As of March 31, 2012, we had restricted cash of $45.1 million and deposits of $55.7 million.

Insperity’s estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while its estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

Table of Conents

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31,	December 31,
	2012	2011
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$87,470	$71,350
Investment Holdings
Money market funds (cash equivalents)	59,372	59,587
Marketable securities	56,981	56,987
	203,823	187,924
Cash held in demand accounts	102,157	113,968
Outstanding checks	(14,451)	(33,697)
Total cash, cash equivalents and marketable securities	$291,529	$268,195

Cash and cash equivalents	$234,548	$211,208
Marketable securities	56,981	56,987
	$291,529	$268,195

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of March 31, 2012 and December 31, 2011, are $165.8 million and $150.8 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $10.7 million and $10.4 million in client prepayments, respectively.

Insperity accounts for its financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets
•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs
•	Level 3 - significant unobservable inputs

Table of Conents

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	March 31,
	2012	Level 1	Level 2	Level 3

Money market funds	$146,842	$146,842	$—	$—
Municipal bonds	56,981	––	56,981	—
Total	$203,823	$146,842	$56,981	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2011	Level 1	Level 2	Level 3

Money market funds	$130,937	$130,937	$—	$—
Municipal bonds	56,987	—	56,987	—
Total	$187,924	$130,937	$56,987	$—

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

The following is a summary of our available-for-sale marketable securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
March 31, 2012:
Municipal bonds	$56,882	$117	$(18)	$56,981

December 31, 2011:
Municipal bonds	$56,945	$90	$(48)	$56,987

During the periods ended March 31, 2012 and 2011, we had no realized gains or losses recognized on sales of marketable securities.

Table of Conents

As of March 31, 2012, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$33,566	$33,576
One to five years	23,316	23,405
Total	$56,882	$56,981

4.	Acquisitions

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

In January 2011, Insperity acquired from HumanConcepts, a provider of workforce decision support solutions, ownership of its OrgPlus desktop software product line for small and medium-sized businesses, and its associated customer base, as well as a source code license for a SaaS-based version. OrgPlus facilitates creation, management and communication of detailed organizational charts. The acquisition reflects Insperity’s continued business strategy to expand its HR services as well as the solutions available to our current and prospective clients.  We paid $10.8 million upon the closing of the transaction and paid an additional $1.2 million in January 2012 based on the terms of the agreement.

5.	Revolving Credit Facility

On September 15, 2011, we entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions. Insperity’s obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries.  In January 2012, we issued an irrevocable standby letter of credit for $285,000 under the Facility to a state workers’ compensation agency.  At March 31, 2012, we had not drawn on the Facility.

Table of Conents

The Facility matures on September 15, 2015.  Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin.  Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75%; and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%.  The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal; (ii) the federal funds rate plus 0.50%; and (iii) the 30-day LIBOR rate plus 2.00%.  We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2012.

6.	Stockholders’ Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  During the three months ended March 31, 2012, no shares were repurchased under the Repurchase Program; however, 105,923 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  These shares are not subject to the Repurchase Program.  As of March 31, 2012, we were authorized to repurchase an additional 1,236,872 shares under the program.

The Board declared quarterly dividends of $0.15 per share of common stock in the first quarter of 2012 and 2011, resulting in a total of $3.9 million and $4.0 million, respectively, in dividend payments made by Insperity during the three months ended March 31 of each year.

7.	Net Income per Share

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

Table of Conents

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net income	$13,884	$8,786
Less income allocated to participating securities	(402)	(264)
Net income allocated to common shares	$13,482	$8,522

Weighted average common shares outstanding	25,087	25,488
Incremental shares from assumed conversions of common stock options	71	119
Adjusted weighted average common shares outstanding	25,158	25,607

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	16	—

8.           Commitments and Contingencies

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

Pennsylvania Sales Taxes

Pennsylvania imposes a sales tax on “help supply services.”  The Pennsylvania Department of Revenue (“Department”) has maintained that PEO services constitute help supply services and are subject to the tax.  On February 21, 2012, the Pennsylvania Supreme Court (“Supreme Court”) affirmed the Appeals Court decision in the matter titled All Staffing vs. Commonwealth of Pennsylvania, which ruled that PEO services are not subject to the Pennsylvania sales tax.

Based upon our belief that our PEO services are not subject to the Pennsylvania sales tax, we filed a refund claim for $2.9 million with the Department for the sales taxes paid in error for the period April 1, 2007 through December 31, 2009.  The refund claim is still under consideration with the Department and the ultimate outcome and timing of our recovery, if any, is uncertain. Accordingly, we have not recognized any asset for the refund claim in our financial statements.  In the event we are successful in our refund claim, we will recognize a gain equal to the recovered amount.

Table of Conents

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as well as our Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

We believe we have implemented the accounting pronouncements with a material impact on our financial statements.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

The following table presents certain information related to our results of operations:

	Three Months Ended March 31,
	2012	2011	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.231 billion and $2.888 billion, less worksite employee payroll cost of $2.636 billion and $2.352 billion, respectively)	$595,177	$536,381	11.0%
Gross profit	103,004	90,959	13.2%
Operating expenses	79,958	75,830	5.4%
Operating income	23,046	15,129	52.3%
Other income (expense)	288	284	1.4%
Net income	13,884	8,786	58.0%
Diluted net income per share of common stock	0.54	0.33	63.6%

Statistical Data:
Average number of worksite employees paid per month	121,938	112,409	8.5%
Revenues per worksite employee per month(1)	$1,627	$1,591	2.3%
Gross profit per worksite employee per month	282	270	4.4%
Operating expenses per worksite employee per month	219	225	(2.7)%
Operating income per worksite employee per month	63	45	40.0%
Net income per worksite employee per month	38	26	46.2%

(1)	Gross billings of $8,833 and $8,566 per worksite employee per month, less payroll cost of $7,206 and $6,975 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2012 increased 11.0% over the 2011 period, primarily due to an 8.5% increase in the average number of worksite employees paid per month and a 2.3%, or $36 increase in revenues per worksite employee per month.

Table of Conents

By region, our Workforce Optimization revenue change from the first quarter of 2011 and distribution for the quarters ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	% Change	2012	2011
	(in thousands)			(% of total revenues)

Northeast	$158,965	$140,745	12.9%	27.0%	26.6%
Southeast	53,348	51,375	3.8%	9.1%	9.7%
Central	87,294	78,599	11.1%	14.8%	14.8%
Southwest	163,806	153,750	6.5%	27.9%	29.0%
West	124,606	105,092	18.6%	21.2%	19.9%
	588,019	529,651	11.0%	100.0%	100.0%
Other revenue	7,158	6,820	5.0%
Total revenue	$595,177	$536,381	11.0%

Other revenue is comprised primarily of revenues generated by our Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first quarter of 2012, the net change in existing clients improved as compared to the first quarter of 2011, while worksite employees paid from new client sales declined and client retention remained consistent with the first quarter of 2011.

Gross Profit

Gross profit for the first quarter of 2012 increased 13.2% over the first quarter of 2011 to $103.0 million.  The average gross profit per worksite employee increased 4.4% to $282 per month in the 2012 period from $270 per month in the 2011 period.  Included in gross profit in 2012 is a $10 per worksite employee per month contribution from our Adjacent Businesses compared to $11 per worksite employee per month in the 2011 period.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues increased 2.3% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.8% to $1,345 per worksite employee per month in the first quarter of 2012 versus $1,321 in the first quarter of 2011.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $7 per worksite employee per month, or 3.6% on a cost per covered employee basis compared to the first quarter of 2011.  These results reflect typical annual cost increases and were favorably impacted by plan design changes implemented on January 1, 2012, and a decrease in the number of COBRA participants.  The number of participants electing COBRA coverage in the United plan declined from 4.5% in the first quarter of 2011 to 3.1% in the first quarter of 2012 due primarily to the August 2011 expiration of the 65% federal premium subsidy provided to COBRA eligible participants under the American Recovery and Reinvestment Act of 2009.  Historically, the net costs of COBRA claims per enrollee are approximately double the cost of claims associated with active enrollees.  The percentage of worksite employees covered under our health insurance plans was 72.8% in the 2012 period compared to 74.5% in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

Table of Conents

•
Workers’ compensation costs – Workers’ compensation costs increased 1.7%, but decreased $2 per worksite employee per month, compared to the first quarter of 2011.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.56% in the 2012 period compared to 0.61% in the 2011 period.  During the 2012 period, we recorded reductions in workers’ compensation costs of $3.5 million, or 0.15% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $1.9 million, or 0.09% of non-bonus payroll costs, in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 11.5%, or $19 per worksite employee per month compared to the first quarter of 2011, primarily due to the 12.1% increase in payroll costs.  Payroll taxes as a percentage of payroll cost were 9.6% in both the 2012 and 2011 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$43,323	$39,597	9.4%	$119	$118	0.8%
Stock–based compensation	2,155	1,790	20.4%	6	5	20.0%
Commissions	3,435	3,096	10.9%	9	9	—
Advertising	4,755	5,506	(13.6)%	13	16	(18.8)%
General and administrative expenses	22,078	21,893	0.8%	60	65	(7.7)%
Depreciation and amortization	4,212	3,948	6.7%	12	12	—
Total operating expenses	$79,958	$75,830	5.4%	$219	$225	(2.7)%

Operating expenses increased 5.4% to $80.0 million compared to $75.8 million in the first quarter of 2011.  Operating expenses in the first quarter of 2011 included costs associated with the launch of our new brand.  Operating expenses per worksite employee per month decreased to $219 in the 2012 period from $225 in the 2011 period.  The components of operating expenses changed as follows:

Table of Conents

•
Salaries, wages and payroll taxes of corporate and sales staff increased 9.4%, or $1 per worksite employee per month compared to the 2011 period.  This increase was primarily due to a 9.4% rise in headcount, due in part to our adjacent business strategy.

•
Stock-based compensation increased 20.4%, or $1 per worksite employee per month compared to the 2011 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted awards.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
Commissions expense increased 10.9%, due primarily to an 8.5% increase in the average number of worksite employees paid per month.  Commissions expense remained flat on a per worksite employee per month basis compared to the 2011 period.

•	Advertising costs decreased 13.6%, or $3 per worksite employee per month compared to the 2011 period, primarily due to the non-recurrence of expenses in 2012 related to our rebranding initiative.

•
General and administrative expenses increased 0.8%, but decreased $5 per worksite employee per month compared to the first quarter of 2011, primarily due to increased professional services, office and repairs and maintenance, offset by the non-recurrence of expenses in 2012 related to our rebranding initiative.

•	Depreciation and amortization expense increased 6.7%, but remained flat on a per worksite employee per month basis compared to the 2011 period.

Income Tax Expense

Our effective income tax rate was 40.5% in the 2012 period compared to 43.0% in the 2011 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $63 and $38 in the 2012 period, versus $45 and $26 in the 2011 period.

Table of Conents

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

	Three Months Ended March 31,
	2012	2011	% Change
	(in thousands, except per worksite employee per month data)

Payroll cost (GAAP)	$2,636,129	$2,352,263	12.1%
Less: Bonus payroll cost	(367,823)	(304,849)	20.7%
Non-bonus payroll cost	$2,268,306	$2,047,414	10.8%

Payroll cost per worksite employee per month (GAAP)	$7,206	$6,975	3.3%
Less: Bonus payroll cost per worksite employee per month	(1,005)	(904)	11.2%
Non-bonus payroll cost per worksite employee per month	$6,201	$6,071	2.1%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $291.5 million in cash, cash equivalents and marketable securities at March 31, 2012, of which approximately $165.8 million was payable in early April 2012 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $10.7 million of client prepayments that were payable in April 2012.  At March 31, 2012, we had working capital of $135.9 million compared to $126.6 million at December 31, 2011.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2012.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

Table of Conents

In September 2011, we completed the financing for a new four-year, $100 million revolving credit facility (“Facility”), with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at March 31, 2012.  Please read Note 5 to our Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2012 was $33.3 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  The level of cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended March 31, 2012, the last business day of the reporting period was a Friday and client prepayments were $10.7 million and accrued worksite employee payroll was $144.8 million.  In the period ended March 31, 2011, the last business day of the reporting period was a Thursday and client prepayments were $57.7 million and accrued worksite employee payroll was $166.3 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $10.6 million in the first three months of 2012 and $9.1 million in the first three months of 2011. However, our estimate of workers’ compensation loss costs was $9.1 million and $9.3 million in 2012 and 2011, respectively.

Table of Conents

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At March 31, 2012, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $28.9 million surplus, $19.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at March 31, 2012, were $5.8 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 58.0% to $13.9 million in the three months ended March 31, 2012, compared to $8.8 million in the three months ended March 31, 2011.  Please read “Results of Operations – Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $5.2 million for the three months ended March 31, 2012, primarily due to $3.4 million in capital expenditures primarily related to our technology infrastructure.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $4.7 million for the three months ended March 31, 2012, including $3.3 million in stock repurchases related to shares withheld to satisfy tax withholding obligations for the vesting of restricted stock awards and $3.9 million in dividends paid.

Table of Conents

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of March 31, 2012, we had not drawn on the Facility.  Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  Our cash equivalent short-term investments consist primarily of overnight investments and money market funds, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Table of Conents

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 8 to our Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  Forward-looking statements involve a number of risks and uncertainties.  In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results.  We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made.  These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are: (i) continued effects of the economic recession and general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation contracts at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (v) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll, payroll taxes and benefits costs; (viii) our liability for disclosure of sensitive or private information; (ix) our ability to integrate or realize expected return on our adjacent business strategy, including acquisitions; and (x) an adverse final judgment or settlement of claims against Insperity.  These factors are discussed in further detail in our 2011 Annual Report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 19, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

Table of Conents

There have been no material changes in the risk factors disclosed pursuant to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended March 31, 2012, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
01/01/2012 –01/31/2012	307	(2)	$25.35	13,263,128	1,236,872
02/01/2012 –02/29/2012	105,616	(2)	30.81	13,263,128	1,236,872
03/01/2012 – 03/31/2012	—		—	13,263,128	1,236,872
Total	105,923	(2)	$30.79	13,263,128	1,236,872

(1)
The Board has approved a repurchase program of Insperity common stock. During the three months ended March 31, 2012, no shares were repurchased under the program and 105,923 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of March 31, 2012, we were authorized to repurchase an additional 1,236,872 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

Table of Conents

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011; (iii) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows for the periods ended March 31, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

Table of Conents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: April 30, 2012	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)