Form 10-Q
period 2012-06-30
INSPERITY, INC.
filed 2012-07-31
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2012.
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

As of July 24, 2012, 25,720,605 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

PART I

ITEM 1.	FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)

Current assets:
Cash and cash equivalents	$180,590	$211,208
Restricted cash	44,580	44,737
Marketable securities	57,182	56,987
Accounts receivable, net:
Trade	2,765	7,893
Unbilled	166,030	158,508
Other	7,633	4,532
Prepaid insurance	18,152	21,300
Other current assets	8,133	11,488
Income taxes receivable	—	2,902
Deferred income taxes	2,851	3,233
Total current assets	487,916	522,788

Property and equipment:
Land	3,653	3,653
Buildings and improvements	69,255	67,496
Computer hardware and software	79,460	76,105
Software development costs	34,347	32,699
Furniture and fixtures	36,489	36,133
Aircraft	35,879	35,866
	259,083	251,952
Accumulated depreciation and amortization	(165,592)	(159,008)
Total property and equipment, net	93,491	92,944

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	2,840	2,640
Deposits – workers’ compensation	56,377	52,320
Goodwill and other intangible assets, net	27,565	28,433
Other assets	4,868	4,134
Total other assets	100,650	96,527
Total assets	$682,057	$712,259

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2012	December 31, 2011
	(Unaudited)

Current liabilities:
Accounts payable	$2,873	$5,085
Payroll taxes and other payroll deductions payable	122,590	168,652
Accrued worksite employee payroll cost	144,885	130,317
Accrued health insurance costs	9,868	9,427
Accrued workers’ compensation costs	45,320	46,548
Accrued corporate payroll and commissions	13,474	22,383
Other accrued liabilities	14,008	13,814
Income taxes payable	1,429	—
Total current liabilities	354,447	396,226

Noncurrent liabilities:
Accrued workers’ compensation costs	63,664	60,054
Deferred income taxes	11,414	10,772
Total noncurrent liabilities	75,078	70,826

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,762	135,871
Treasury stock, at cost	(139,467)	(134,647)
Accumulated other comprehensive income, net of tax	58	24
Retained earnings	254,870	243,650
Total stockholders’ equity	252,532	245,207
Total liabilities and stockholders’ equity	$682,057	$712,259

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues (gross billings of $3.039 billion, $2.731 billion, $6.271 billion and $5.619 billion, less worksite employee payroll cost of $2.520 billion, $2.258 billion, $5.156 billion and $4.610 billion, respectively)	$519,256	$472,903	$1,114,433	$1,009,284
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	431,962	389,062	924,135	834,484
Gross profit	87,294	83,841	190,298	174,800

Operating expenses:
Salaries, wages and payroll taxes	40,047	38,467	83,370	78,064
Stock-based compensation	2,801	2,556	4,956	4,346
Commissions	3,506	3,255	6,941	6,351
Advertising	8,566	7,539	13,321	13,045
General and administrative expenses	18,494	17,023	40,572	38,916
Depreciation and amortization	4,465	3,601	8,677	7,549
	77,879	72,441	157,837	148,271
Operating income	9,415	11,400	32,461	26,529
Other income (expense):
Interest, net	156	304	320	584
Other, net	20	—	144	4
	176	304	464	588
Income before income tax expense	9,591	11,704	32,925	27,117

Income tax expense	3,970	4,963	13,420	11,590

Net income	$5,621	$6,741	$19,505	$15,527

Less net income allocated to participating securities	(162)	(199)	(564)	(463)

Net income allocated to common shares	$5,459	$6,542	$18,941	$15,064

Basic net income per share of common stock	$0.22	$0.25	$0.75	$0.59

Diluted net income per share of common stock	$0.22	$0.25	$0.75	$0.59

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$5,621	$6,741	$19,505	$15,527

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	(1)	24	34	38

Comprehensive income	$5,620	$6,765	$19,539	$15,565

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2012
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2011	30,839	$309	$135,871	$(134,647)	$24	$243,650	$245,207
Purchase of treasury stock, at cost	―	―	―	(11,741)	—	―	(11,741)
Exercise of stock options	―	―	(470)	1,514	—	―	1,044
Income tax benefit from stock-based compensation, net	―	―	1,193	—	—	―	1,193
Stock-based compensation expense	—	—	100	4,856	—	—	4,956
Other	―	―	68	551	—	―	619
Dividends paid	—	—	—	—	—	(8,285)	(8,285)
Unrealized gain on marketable securities, net of tax	—	—	—	—	34	—	34
Net income	—	—	—	—	—	19,505	19,505
Balance at June 30, 2012	30,839	$309	$136,762	$(139,467)	$58	$254,870	$252,532

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$19,505	$15,527
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,652	7,546
Amortization of marketable securities	1,279	985
Stock-based compensation	4,956	4,346
Deferred income taxes	1,001	1,379
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	157	(127)
Accounts receivable	(5,495)	7,018
Prepaid insurance	3,148	455
Other current assets	3,355	(1,217)
Other assets	(4,991)	5,909
Accounts payable	(2,212)	(885)
Payroll taxes and other payroll deductions payable	(46,062)	(46,886)
Accrued worksite employee payroll expense	14,568	61,379
Accrued health insurance costs	441	(2,994)
Accrued workers’ compensation costs	2,382	4,850
Accrued corporate payroll, commissions and other accrued liabilities	(7,515)	(3,537)
Income taxes payable/receivable	4,090	562
Total adjustments	(22,246)	38,783
Net cash provided by (used in) operating activities	(2,741)	54,310

Cash flows from investing activities:
Marketable securities purchases	(14,818)	(13,903)
Marketable securities proceeds from dispositions	13,401	17,387
Marketable securities proceeds from maturities	—	1,365
Cash exchanged for acquisitions	(1,200)	(11,450)
Property and equipment	(8,331)	(8,404)
Net cash used in investing activities	(10,948)	(15,005)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from financing activities:
Purchase of treasury stock	$(11,741)	$(6,639)
Dividends paid	(8,285)	(7,953)
Proceeds from the exercise of stock options	1,044	3,283
Income tax benefit from stock-based compensation	1,434	1,880
Other	619	486
Net cash used in financing activities	(16,929)	(8,943)

Net increase (decrease) in cash and cash equivalents	(30,618)	30,362
Cash and cash equivalents at beginning of period	211,208	234,829
Cash and cash equivalents at end of period	$180,590	$265,191

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

In addition to Workforce Optimization, we offer Performance Management, Expense Management, Time and Attendance, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Business Insurance (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization (“Bundle Plus”).

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States.  For the six months ended June 30, 2012 and 2011, Workforce Optimization revenues from Insperity’s Texas markets represented 26% and 27%, while Workforce Optimization revenues from Insperity’s California markets represented 17% and 16%, of Insperity’s total Workforce Optimization revenues, respectively.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2011. Our Consolidated Balance Sheets at December 31, 2011 have been derived from the audited financial statements at that date, but do not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at June 30, 2012 and the Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011, and Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2012, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require Insperity to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.8 million as of June 30, 2012, and is reported as a long-term asset.  As of June 30, 2012, Plan Costs were less than the net premiums paid and owed to United by $17.3 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $8.3 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at June 30, 2012 were $6.3 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

Insperity employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the six months ended June 30, 2012 and 2011, Insperity reduced accrued workers’ compensation costs by $6.7 million and $4.0 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2012 and 2011 were 0.8% and 1.3%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Beginning balance, January 1,	$104,791	$96,934
Accrued claims	19,164	19,523
Present value discount	(532)	(898)
Paid claims	(15,179)	(14,493)
Ending balance	$108,244	$101,066

Current portion of accrued claims	$44,580	$41,331
Long-term portion of accrued claims	63,664	59,735
	$108,244	$101,066

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at June 30, 2012 includes $0.7 million of workers’ compensation administrative fees.

As of June 30, 2012 and 2011, the undiscounted accrued workers’ compensation costs were $120.9 million and $115.2 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In the first half of 2012 and 2011, we received $2.5 million and $9.6 million, respectively, for the return of excess claim funds related to the ACE Program, which reduced deposits.  As of June 30, 2012, we had restricted cash of $44.6 million and deposits of $56.4 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30,	December 31,
	2012	2011
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$26,579	$71,350
Investment Holdings
Money market funds (cash equivalents)	59,348	59,587
Marketable securities	57,182	56,987
	143,109	187,924
Cash held in demand accounts	110,920	113,968
Outstanding checks	(16,257)	(33,697)
Total cash, cash equivalents and marketable securities	$237,772	$268,195

Cash and cash equivalents	$180,590	$211,208
Marketable securities	57,182	56,987
	$237,772	$268,195

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of June 30, 2012 and December 31, 2011, are $111.9 million and $150.8 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $10.5 million and $10.4 million in client prepayments, respectively.

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

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	June 30,
	2012	Level 1	Level 2	Level 3

Money market funds	$85,927	$85,927	$—	$—
Municipal bonds	57,182	—	57,182	—
Total	$143,109	$85,927	$57,182	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2011	Level 1	Level 2	Level 3

Money market funds	$130,937	$130,937	$—	$—
Municipal bonds	56,987	—	56,987	—
Total	$187,924	$130,937	$56,987	$—

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

The following is a summary of our available-for-sale marketable securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
June 30, 2012:
Municipal bonds	$57,083	$114	$(15)	$57,182

December 31, 2011:
Municipal bonds	$56,945	$90	$(48)	$56,987

During the periods ended June 30, 2012 and 2011, we had no realized gains or losses recognized on sales of marketable securities.

As of June 30, 2012, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$30,597	$30,620
One to five years	26,486	26,562
Total	$57,083	$57,182

4.	Revolving Credit Facility

On September 15, 2011, we entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions. Insperity’s obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries.  In January 2012, we issued an irrevocable standby letter of credit for $285,000 under the Facility to a state workers’ compensation agency.  At June 30, 2012, we had not drawn on the Facility.

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

The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2012.

5.	Stockholders’ Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  During the six months ended June 30, 2012, 325,970 shares were repurchased under the Repurchase Program and 107,041 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2012, we were authorized to repurchase an additional 910,902 shares under the program.

The Board declared a quarterly dividend of $0.17 per share of common stock in the second quarter of 2012 and quarterly dividends of $0.15 per share of common stock in the first quarter of 2012 and the first two quarters of 2011, resulting in a total of $8.3 million and $8.0 million, respectively, in dividend payments made by Insperity during the first half of each year.

6.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$5,621	$6,741	$19,505	$15,527
Less income allocated to participating securities	(162)	(199)	(564)	(463)
Net income allocated to common shares	$5,459	$6,542	$18,941	$15,064

Weighted average common shares outstanding	25,095	25,726	25,091	25,608
Incremental shares from assumed conversions of common stock options	60	101	66	110
Adjusted weighted average common shares outstanding	25,155	25,827	25,157	25,718

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	42	8	29	4

7.	Commitments and Contingencies

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

We have filed two refund claims totaling $2.9 million with the Department for the sales taxes paid in error for the period April 1, 2007 through December 31, 2009.  In the second quarter of 2012, we received a letter from the Pennsylvania Board of Finance and Revenue in response to one of the two refund requests affirming that our PEO services are not subject to sales tax, and therefore, we are entitled to the sales tax refund.  We are still awaiting written confirmation on the second refund request; however, given that the facts and circumstances are virtually identical except for the amount of the refund claim, and considering this information in connection with the Supreme Court ruling, we have recognized a $2.9 million receivable and a corresponding reduction to payroll tax expense, a component of direct costs, in the second quarter of 2012.

Kemper Insurance Companies

In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ended September 2003, Lumbermens Mutual Casualty Company, formerly known as Kemper, (“Lumbermens Mutual”) made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.”   In July 2012, Lumbermens Mutual announced that an agreed order of rehabilitation had been entered against it in Cook County, Illinois.  Under the order, the Director of the Illinois Department of Insurance was vested with control over Lumbermens Mutual property and decision-making.  The Director has publicly announced that while claims will continue to be paid during the rehabilitation process, he intends to use the rehabilitation period to work with state guaranty associations to prepare for the orderly transition of claim handling responsibilities to such funds once an Order of Liquidation is entered.  After this transition process has been completed, the Director has stated that he intends to file a verified complaint for liquidation.

Guaranty associations are non-profit organizations created by statute for the purpose of protecting policyholders from severe financial losses and preventing delays in claim payment due to the insolvency of an insurer. They do this by assuming responsibility for the payment of claims that would otherwise have been paid by the insurer had it not become insolvent. Each state has one or more guaranty association(s), with each association handling certain types of insurance. Insurance companies are required to be members of the state guaranty association as a condition of being licensed to do business in the state.

The guaranty associations in some states, including Texas, may assert that state law allows them to return the liability for open claims under such policies to an insured with a net worth exceeding certain specified levels. We encountered this assertion when another former insurance carrier, Reliance Insurance Company (“Reliance”), was placed into liquidation in 2001.  In that case, the Texas state guaranty association asserted that it was entitled to full reimbursement from us for workers’ compensation benefits paid by the association.  Although we settled that dispute at a level substantially below full reimbursement and within the limits of insurance coverage we had secured to cover potential claims returned to us related to the Reliance policies, we have no similar insurance coverage for the Lumbermens Mutual claims.  If an Order of Liquidation is entered and if one or more states were to assert that liability for open claims with Lumbermens Mutual should be returned to us, we may be required to make a payment to the state covering estimated claims attributable to us.  While we are not certain one or more states will ultimately assert that we have claim responsibility, we intend to vigorously assert any and all available defenses to any such claim.  We estimate the outstanding claims to range from $2.9 million to $5.0 million as of June 30, 2012.  If such a payment were made, it would reduce net income, which may have a material adverse effect on net income in the reported period.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

The following table presents certain information related to our results of operations:

	Three Months Ended June 30,
	2012	2011	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.039 billion and $2.731 billion, less worksite employee payroll cost of $2.520 billion and $2.258 billion, respectively)	$519,256	$472,903	9.8%
Gross profit	87,294	83,841	4.1%
Operating expenses	77,879	72,441	7.5%
Operating income	9,415	11,400	(17.4)%
Other income (expense)	176	304	(42.1)%
Net income	5,621	6,741	(16.6)%
Diluted net income per share of common stock	0.22	0.25	(12.0)%

Statistical Data:
Average number of worksite employees paid per month	124,219	114,656	8.3%
Revenues per worksite employee per month(1)	$1,393	$1,375	1.3%
Gross profit per worksite employee per month	234	244	(4.1)%
Operating expenses per worksite employee per month	209	211	(0.9)%
Operating income per worksite employee per month	25	33	(24.2)%
Net income per worksite employee per month	15	20	(25.0)%

(1)	Gross billings of $8,156 and $7,938 per worksite employee per month, less payroll cost of $6,763 and $6,563 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2012 increased 9.8% over the 2011 period, primarily due to an 8.3% increase in the average number of worksite employees paid per month and a 1.3%, or $18 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the second quarter of 2011 and distribution for the quarters ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011
	(in thousands)			(% of total revenues)

Northeast	$134,571	$122,199	10.1%	26.3%	26.2%
Southeast	47,534	46,474	2.3%	9.3%	9.9%
Central	74,295	67,997	9.3%	14.5%	14.6%
Southwest	142,968	135,093	5.8%	28.0%	29.0%
West	111,672	94,465	18.2%	21.9%	20.3%
	511,040	466,228	9.6%	100.0%	100.0%
Other revenue	8,216	6,675	23.1%
Total revenue	$519,256	$472,903	9.8%

Other revenue is comprised primarily of revenues generated by our Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the second quarter of 2012, the net change in existing clients improved as compared to the second quarter of 2011, while worksite employees paid from new client sales declined and client retention remained consistent with the second quarter of 2011.

Gross Profit

Gross profit for the second quarter of 2012 increased 4.1% over the second quarter of 2011 to $87.3 million.  The average gross profit per worksite employee decreased 4.1% to $234 per month in the 2012 period from $244 per month in the 2011 period.  Included in gross profit in 2012 is a $12 per worksite employee per month contribution from our Adjacent Businesses compared to $11 per worksite employee per month in the 2011 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  While our revenues increased 1.3% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.5% to $1,159 per worksite employee per month in the second quarter of 2012 versus $1,131 in the second quarter of 2011.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $26 per worksite employee per month, or 6.5% on a cost per covered employee basis compared to the second quarter of 2011.  The 2012 amount includes an additional $2.4 million, or $6 per worksite employee per month, in claim costs for higher than expected runoff of health insurance claims incurred in prior quarters.  The percentage of worksite employees covered under our health insurance plans was 72.2% in the 2012 period compared to 73.8% in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 0.3%, but decreased $3 per worksite employee per month compared to the second quarter of 2011.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.53% in the 2012 period compared to 0.59% in the 2011 period.  During the 2012 period, we recorded reductions in workers’ compensation costs of $3.4 million, or 0.15% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $2.2 million, or 0.11% of non-bonus payroll costs, in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 9.1%, or $3 per worksite employee per month compared to the second quarter of 2011, primarily due to the 11.6% increase in payroll costs, offset by a $2.9 million (or $8 per worksite employee per month) credit related to the Pennsylvania sales tax matter.  Please read Note 7 to the Consolidated Financial Statements, “Commitments and Contingencies” for further information.  Payroll taxes as a percentage of payroll cost were 7.0% in the 2012 period compared to 7.2% in the 2011 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$40,047	$38,467	4.1%	$107	$112	(4.5)%
Stock–based compensation	2,801	2,556	9.6%	8	7	14.3%
Commissions	3,506	3,255	7.7%	9	9	—
Advertising	8,566	7,539	13.6%	23	22	4.5%
General and administrative expenses	18,494	17,023	8.6%	50	50	—
Depreciation and amortization	4,465	3,601	24.0%	12	11	9.1%
Total operating expenses	$77,879	$72,441	7.5%	$209	$211	(0.9)%

Operating expenses increased 7.5% to $77.9 million compared to $72.4 million in the second quarter of 2011.  Operating expenses in the second quarter of 2011 included $3.1 million in costs associated with the launch of our new brand.  Operating expenses per worksite employee per month decreased to $209 in the 2012 period from $211 in the 2011 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 4.1%, but decreased $5 per worksite employee per month compared to the 2011 period.  This increase was primarily due to a 6.5% rise in headcount, due in part to our adjacent business strategy, offset by lower incentive compensation expenses.

•
Stock-based compensation increased 9.6%, or $1 per worksite employee per month compared to the 2011 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted awards.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
Commissions expense increased 7.7% in the 2012 period, due primarily to increased commissions paid by our Adjacent Businesses.  Commissions expense remained flat on a per worksite employee per month basis compared to the 2011 period.

•
Advertising costs increased 13.6%, or $1 per worksite employee per month compared to the 2011 period, primarily due to the timing of business promotion expenses related to our Insperity ChampionshipTM professional golf tournament,  which moved into the second quarter, partially offset by the non-recurrence of expenses related to our 2011 rebranding initiative.  Advertising costs in the 2011 period included $2.4 million associated with the launch of our new brand.

•
General and administrative expenses remained flat on a per worksite employee per month basis, but increased 8.6% compared to the 2011 period, primarily due to increased professional services, travel and training, and repairs and maintenance, partially offset by reductions in bad debt expense, rent expense and the non-recurrence of expenses related to our 2011 rebranding initiative.  General and administrative expenses in the 2011 period included $0.7 million associated with the launch of our new brand.

•
Depreciation and amortization expense increased 24.0%, or $1 per worksite employee per month compared to the 2011 period, primarily due to investments in our technology infrastructure made in the second half of 2011.

Income Tax Expense

Our effective income tax rate was 41.4% in the 2012 period compared to 42.4% in the 2011 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $25 and $15 in the 2012 period, versus $33 and $20 in the 2011 period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

The following table presents certain information related to our results of operations:

	Six Months Ended June 30,
	2012	2011	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $6.271 billion and $5.619 billion, less worksite employee payroll cost of $5.156 billion and $4.610 billion, respectively)	$1,114,433	$1,009,284	10.4%
Gross profit	190,298	174,800	8.9%
Operating expenses	157,837	148,271	6.5%
Operating income	32,461	26,529	22.4%
Other income (expense)	464	588	(21.1)%
Net income	19,505	15,527	25.6%
Diluted net income per share of common stock	0.75	0.59	27.1%

Statistical Data:
Average number of worksite employees paid per month	123,079	113,533	8.4%
Revenues per worksite employee per month(1)	$1,509	$1,482	1.8%
Gross profit per worksite employee per month	258	257	0.4%
Operating expenses per worksite employee per month	214	218	(1.8)%
Operating income per worksite employee per month	44	39	12.8%
Net income per worksite employee per month	26	23	13.0%

(1)	Gross billings of $8,491 and $8,249 per worksite employee per month, less payroll cost of $6,982 and $6,767 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2012, increased 10.4% over the 2011 period, primarily due to an 8.4% increase in the average number of worksite employees paid per month and a 1.8%, or $27 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the first six months of 2011 and distribution for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011
	(in thousands)			(% of total revenues)

Northeast	$293,536	$262,944	11.6%	26.7%	26.4%
Southeast	100,882	97,849	3.1%	9.2%	9.8%
Central	161,589	146,596	10.2%	14.7%	14.7%
Southwest	306,774	288,843	6.2%	27.9%	29.0%
West	236,278	199,557	18.4%	21.5%	20.1%
	1,099,059	995,789	10.4%	100.0%	100.0%
Other revenue	15,374	13,495	13.9%
Total revenue	$1,114,433	$1,009,284	10.4%

Other revenue is comprised primarily of revenues generated by our Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first half of 2012, the net change in existing clients improved as compared to the first half of 2011, while worksite employees paid from new client sales declined and client retention remained consistent with the first half of 2011.

Gross Profit

Gross profit for the first half of 2012 increased 8.9% over the 2011 period to $190.3 million.  The average gross profit per worksite employee increased 0.4% to $258 per month in the 2012 period from $257 per month in the 2011 period.  Included in gross profit is an $11 per worksite employee per month contribution from our Adjacent Businesses in both periods.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. While our revenues increased 1.8% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.1% to $1,251 per worksite employee per month in the first half of 2012 versus $1,225 in the first half of 2011.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $17 per worksite employee per month, or 5.1% on a cost per covered employee basis compared to the 2011 period.  The 2012 amount includes an additional $2.4 million, or $3 per worksite employee per month, in claim costs for higher than expected runoff of health insurance claims incurred in prior quarters.  The percentage of worksite employees covered under our health insurance plans was 72.5% in the 2012 period compared to 74.1% in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 1.0%, but decreased $2 per worksite employee per month compared to the first six months of 2011.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.55% in the 2012 period compared to 0.60% in the 2011 period.  During the 2012 period, we recorded reductions in workers’ compensation costs of $6.7 million, or 0.15% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $4.0 million, or 0.10% of non-bonus payroll costs, in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 10.5%, or $11 per worksite employee per month compared to the first half of 2011, primarily due to the 11.9% increase in payroll costs, offset by a $2.9 million (or $4 per worksite employee per month) credit related to the Pennsylvania sales tax matter.  Please read Note 7 to the Consolidated Financial Statements, “Commitments and Contingencies” for further information.  Payroll taxes as a percentage of payroll cost were 8.3% in the 2012 period compared to 8.4% in the 2011 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$83,370	$78,064	6.8%	$113	$115	(1.7)%
Stock–based compensation	4,956	4,346	14.0%	7	7	—
Commissions	6,941	6,351	9.3%	9	9	—
Advertising	13,321	13,045	2.1%	18	19	(5.3)%
General and administrative expenses	40,572	38,916	4.3%	55	57	(3.5)%
Depreciation and amortization	8,677	7,549	14.9%	12	11	9.1%
Total operating expenses	$157,837	$148,271	6.5%	$214	$218	(1.8)%

Operating expenses increased 6.5% to $157.8 million compared to $148.3 million in the first half of 2011.  Operating expenses in the 2011 period included $7.9 million in costs associated with the launch of our new brand.  Operating expenses per worksite employee per month decreased to $214 in the 2012 period from $218 in the 2011 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 6.8%, but decreased $2 per worksite employee per month compared to the 2011 period.  This increase was primarily due to a 7.9% rise in headcount, due in part to our adjacent business strategy, offset by lower incentive compensation expenses.

•
Stock-based compensation increased 14.0%, but remained flat on a per worksite employee per month basis compared to the 2011 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted awards. The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
Commissions expense increased 9.3% in the 2012 period, due primarily to an 8.4% increase in the average number of worksite employees paid per month.  Commissions expense remained flat on a per worksite employee per month basis compared to the 2011 period.

•
Advertising costs increased 2.1%, but decreased $1 per worksite employee per month compared to the 2011 period, primarily due to the timing of business promotion expenses related to our Insperity ChampionshipTM professional golf tournament, which moved into the first half of the year, partially offset by the non-recurrence of expenses related to our 2011 rebranding initiative.   Advertising costs in the 2011 period included $4.4 million associated with the launch of our new brand.

•
General and administrative expenses increased 4.3%, but decreased $2 per worksite employee per month compared to the first half of 2011, primarily due to increased professional services and repairs and maintenance, partially offset by reductions in bad debt expense, rent expense, and the non-recurrence of expsenses related to our 2011 rebranding initiative.  General and administrative expenses in the 2011 period included $3.5 million associated with the launch of our new brand.

•
Depreciation and amortization expense increased 14.9%, or $1 per worksite employee per month compared to the 2011 period, primarily due to investments in our technology infrastructure made in the second half of 2011.

Income Tax Expense

Our effective income tax rate was 40.8% in the 2012 period compared to 42.7% in the 2011 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $44 and $26 in the 2012 period, versus $39 and $23 in the 2011 period.

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

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
	(in thousands, except per worksite employee data)

Payroll cost (GAAP)	$2,520,058	$2,257,602	11.6%	$5,156,187	$4,609,865	11.9%
Less: Bonus payroll cost	204,042	164,612	24.0%	571,865	469,461	21.8%
Non-bonus payroll cost	$2,316,016	$2,092,990	10.7%	$4,584,322	$4,140,404	10.7%

Payroll cost per worksite employee per month (GAAP)	$6,763	$6,563	3.0%	$6,982	$6,767	3.2%
Less: Bonus payroll cost per worksite employee per month	548	478	14.6%	774	689	12.3%
Non-bonus payroll cost per worksite employee per month	$6,215	$6,085	2.1%	$6,208	$6,078	2.1%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $237.8 million in cash, cash equivalents and marketable securities at June 30, 2012, of which approximately $111.9 million was payable in early July 2012 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $10.5 million of client prepayments that were payable in July 2012.  At June 30, 2012, we had working capital of $133.5 million compared to $126.6 million at December 31, 2011.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2012.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

In September 2011, we completed the financing for a new four-year, $100 million revolving credit facility (“Facility”), with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at June 30, 2012.  Please read Note 4 to our Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in 2012 was $2.7 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended June 30, 2012, the last business day of the reporting period was a Friday and client prepayments were $10.5 million and accrued worksite employee payroll was $111.9 million.  In the period ended June 30, 2011, the last business day of the reporting period was a Thursday and client prepayments were $81.1 million and accrued worksite employee payroll was $171.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $21.5 million in the first six months of 2012 and $18.2 million in the first six months of 2011.  However, our estimate of workers’ compensation loss costs was $18.6 million in both 2012 and 2011.  During 2012 and 2011, we received $2.5 million and $9.6 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At June 30, 2012, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $17.3 million surplus, $8.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at June 30, 2012, were $6.3 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 25.6% to $19.5 million in the six months ended June 30, 2012, compared to $15.5 million in the six months ended June 30, 2011.  Please read “Results of Operations – Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $10.9 million for the six months ended June 30, 2012, primarily due to $8.3 million in capital expenditures primarily related to our technology infrastructure.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $16.9 million for the six months ended June 30, 2012, including $11.7 million in stock repurchases and $8.3 million in dividends paid.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of June 30, 2012, we had not drawn on the Facility.  Please read Note 4 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  Our cash equivalent short-term investments consist primarily of overnight investments and money market funds, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Please read Note 7 to our Consolidated Financial Statements, which is incorporated herein by reference.

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

There have been no material changes in the risk factors disclosed pursuant to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, except for the item noted below.

In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ended September 2003, Lumbermens Mutual Casualty Company, formerly known as Kemper, (“Lumbermens Mutual”) made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.”   In July 2012, Lumbermens Mutual announced that an agreed order of rehabilitation had been entered against it in Cook County, Illinois.  Under the order, the Director of the Illinois Department of Insurance was vested with control over Lumbermens Mutual property and decision-making.  The Director has publicly announced that while claims will continue to be paid during the rehabilitation process, he intends to use the rehabilitation period to work with state guaranty associations to prepare for the orderly transition of claim handling responsibilities to such funds once an Order of Liquidation is entered.  After this transition process has been completed, the Director has stated that he intends to file a verified complaint for liquidation.

Guaranty associations are non-profit organizations created by statute for the purpose of protecting policyholders from severe financial losses and preventing delays in claim payment due to the insolvency of an insurer. They do this by assuming responsibility for the payment of claims that would otherwise have been paid by the insurer had it not become insolvent. Each state has one or more guaranty association(s), with each association handling certain types of insurance. Insurance companies are required to be members of the state guaranty association as a condition of being licensed to do business in the state.

The guaranty associations in some states, including Texas, may assert that state law allows them to return the liability for open claims under such policies to an insured with a net worth exceeding certain specified levels.  We encountered this assertion when another former insurance carrier, Reliance Insurance Company (“Reliance”), was placed into liquidation in 2001.  In that case, the Texas state guaranty association asserted that it was entitled to full reimbursement from us for workers’ compensation benefits paid by the association.  Although we settled that dispute at a level substantially below full reimbursement and within the limits of insurance coverage we had secured to cover potential claims returned to us related to the Reliance policies, we have no similar insurance coverage for the Lumbermens Mutual claims.  If an Order of Liquidation is entered and if one or more states were to assert that liability for open claims with Lumbermens Mutual should be returned to us, we may be required to make a payment to the state covering estimated claims attributable to us.  While we are not certain one or more states will ultimately assert that we have claim responsibility, we intend to vigorously assert any and all available defenses to any such claim.  We estimate the outstanding claims to range from $2.9 million to $5.0 million as of June 30, 2012.  If such a payment were made, it would reduce net income, which may have a material adverse effect on net income in the reported period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended June 30, 2012, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
04/01/2012 – 04/30/2012	26,229	$27.50	13,289,092	1,210,908
05/01/2012 – 05/31/2012	275,672	25.88	13,564,499	935,501
06/01/2012 – 06/30/2012	25,187	24.75	13,589,098	910,902
Total	327,088	$25.92	13,589,098	910,902

(1)
The Board has approved a repurchase program of Insperity common stock. During the three months ended June 30, 2012, 325,970 shares were repurchased under the program and 1,118 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2012, we were authorized to repurchase an additional 910,902 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2012 and 2011; (iii) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (iv) the Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2012; (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: July 31, 2012	By: /s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)