Form 10-Q
period 2012-09-30
INSPERITY, INC.
filed 2012-11-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2012.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________to __________

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

As of October 25, 2012, 25,654,217 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

PART I

ITEM 1.	FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)

Current assets:
Cash and cash equivalents	$202,218	$211,208
Restricted cash	46,069	44,737
Marketable securities	51,702	56,987
Accounts receivable, net:
Trade	2,255	7,893
Unbilled	198,197	158,508
Other	2,656	4,532
Prepaid insurance	23,739	21,300
Other current assets	8,133	11,488
Income taxes receivable	—	2,902
Deferred income taxes	940	3,233
Total current assets	535,909	522,788

Property and equipment:
Land	3,653	3,653
Buildings and improvements	69,868	67,496
Computer hardware and software	78,836	76,105
Software development costs	35,431	32,699
Furniture and fixtures	36,595	36,133
Aircraft	35,879	35,866
	260,262	251,952
Accumulated depreciation and amortization	(167,335)	(159,008)
Total property and equipment, net	92,927	92,944

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,000	2,640
Deposits – workers’ compensation	57,588	52,320
Goodwill and other intangible assets, net	27,131	28,433
Other assets	4,879	4,134
Total other assets	101,598	96,527
Total assets	$730,434	$712,259

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2012	December 31, 2011
	(Unaudited)

Current liabilities:
Accounts payable	$3,088	$5,085
Payroll taxes and other payroll deductions payable	107,932	168,652
Accrued worksite employee payroll cost	174,264	130,317
Accrued health insurance costs	22,522	9,427
Accrued workers’ compensation costs	48,369	46,548
Accrued corporate payroll and commissions	21,819	22,383
Other accrued liabilities	13,975	13,814
Income taxes payable	3,987	—
Total current liabilities	395,956	396,226

Noncurrent liabilities:
Accrued workers’ compensation costs	63,463	60,054
Deferred income taxes	10,768	10,772
Total noncurrent liabilities	74,231	70,826

Commitments and contingencies

Stockholders’ equity:
Common stock	309	309
Additional paid-in capital	136,688	135,871
Treasury stock, at cost	(138,784)	(134,647)
Accumulated other comprehensive income, net of tax	70	24
Retained earnings	261,964	243,650
Total stockholders’ equity	260,247	245,207
Total liabilities and stockholders’ equity	$730,434	$712,259

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues (gross billings of $3.068 billion, $2.835 billion, $9.339 billion and $8.454 billion, less worksite employee payroll cost of $2.556 billion, $2.363 billion, $7.712 billion and $6.973 billion, respectively)	$511,953	$471,821	$1,626,386	$1,481,105
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	413,533	384,792	1,337,668	1,219,276
Gross profit	98,420	87,029	288,718	261,829
Operating expenses:
Salaries, wages and payroll taxes	44,032	39,494	127,402	117,558
Stock-based compensation	2,429	2,109	7,385	6,455
Commissions	3,358	3,399	10,299	9,750
Advertising	3,680	5,235	17,001	18,280
General and administrative expenses	21,122	18,912	61,694	57,828
Depreciation and amortization	4,659	3,786	13,336	11,335
	79,280	72,935	237,117	221,206
Operating income	19,140	14,094	51,601	40,623
Other income (expense):
Interest, net	142	245	462	829
Other, net	(3)	(7,501)	141	(7,497)
	139	(7,256)	603	(6,668)

Income before income tax expense	19,279	6,838	52,204	33,955
Income tax expense	7,827	2,739	21,247	14,329
Net income	$11,452	$4,099	$30,957	$19,626
Less net income allocated to participating securities	(334)	(120)	(898)	(582)

Net income allocated to common shares	$11,118	$3,979	$30,059	$19,044

Basic net income per share of common stock	$0.45	$0.16	$1.20	$0.75

Diluted net income per share of common stock	$0.45	$0.16	$1.20	$0.74

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$11,452	$4,099	$30,957	$19,626

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	12	(7)	46	31

Comprehensive income	$11,464	$4,092	$31,003	$19,657

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2011	30,839	$309	$135,871	$(134,647)	$24	$243,650	$245,207
Purchase of treasury stock, at cost	―	―	―	(13,770)	—	―	(13,770)
Exercise of stock options	―	―	(558)	1,620	—	―	1,062
Income tax benefit from stock-based compensation, net	―	―	1,097	—	—	―	1,097
Stock-based compensation expense	—	—	199	7,186	—	—	7,385
Other	―	―	79	827	—	―	906
Dividends paid	—	—	—	—	—	(12,643)	(12,643)
Unrealized gain on marketable securities, net of tax	—	—	—	—	46	—	46
Net income	—	—	—	—	—	30,957	30,957
Balance at September 30, 2012	30,839	$309	$136,688	$(138,784)	$70	$261,964	$260,247

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$30,957	$19,626
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,336	11,335
Loss on exchange of assets	(21)	4,396
Amortization of marketable securities	1,827	1,535
Stock-based compensation	7,385	6,455
Deferred income taxes	2,259	(96)
Changes in operating assets and liabilities, net of effects from acquisitions:
Restricted cash	(1,332)	(1,608)
Accounts receivable	(32,175)	(20,231)
Prepaid insurance	(2,439)	9,796
Other current assets	3,355	(2,339)
Other assets	(6,373)	4,876
Accounts payable	(1,997)	(650)
Payroll taxes and other payroll deductions payable	(60,704)	(40,892)
Accrued worksite employee payroll expense	43,947	21,091
Accrued health insurance costs	13,095	(10,210)
Accrued workers’ compensation costs	5,231	6,013
Accrued corporate payroll, commissions and other accrued liabilities	2,155	3,656
Income taxes payable/receivable	6,529	479
Total adjustments	(5,922)	(6,394)
Net cash provided by operating activities	25,035	13,232

Cash flows from investing activities:
Marketable securities purchases	(23,585)	(43,607)
Marketable securities proceeds from dispositions	—	3,907
Marketable securities proceeds from maturities	27,119	26,194
Cash exchanged for acquisitions	(1,200)	(13,125)
Property and equipment	(11,996)	(23,404)
Net cash used in investing activities	(9,662)	(50,035)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from financing activities:
Purchase of treasury stock	$(13,770)	$(22,459)
Dividends paid	(12,643)	(11,871)
Proceeds from the exercise of stock options	1,062	3,881
Income tax benefit from stock-based compensation	1,457	2,049
Other	(469)	284
Net cash used in financing activities	(24,363)	(28,116)

Net decrease in cash and cash equivalents	(8,990)	(64,919)
Cash and cash equivalents at beginning of period	211,208	234,829
Cash and cash equivalents at end of period	$202,218	$169,910

Supplemental Cash Flow Information:

In September 2011, the Company exchanged an existing aircraft with a fair value of $4.0 million and paid an additional $10.0 million to acquire a replacement aircraft, resulting in a non-cash loss of $4.4 million, which is included in other income (expense).

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

In addition to Workforce Optimization, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial Services, Expense Management, Retirement Services and Insurance Services (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization (“Bundle Plus”).

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States.  For the nine months ended September 30, 2012 and 2011, Workforce Optimization revenues from Insperity’s Texas markets represented 26% and 27%, while Workforce Optimization revenues from Insperity’s California markets represented 17% and 16%, of Insperity’s total Workforce Optimization revenues, respectively.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2011. Our Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at September 30, 2012 and the Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011, the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011, and Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2012, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require Insperity to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.8 million as of September 30, 2012, and is reported as a long-term asset.  As of September 30, 2012, Plan Costs were less than the net premiums paid and owed to United by $30.2 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $21.2 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at September 30, 2012 were $19.2 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

Insperity employs a third party actuary to estimate its loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the nine months ended September 30, 2012 and 2011, Insperity reduced accrued workers’ compensation costs by $10.4 million and $8.6 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2012 and 2011 were 0.7% and 1.2%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)

Beginning balance, January 1,	$104,791	$96,934
Accrued claims	28,586	26,668
Present value discount	(712)	(1,159)
Paid claims	(23,133)	(21,123)
Ending balance	$109,532	$101,320

Current portion of accrued claims	$46,069	$42,812
Long-term portion of accrued claims	63,463	58,508
	$109,532	$101,320

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at September 30, 2012 includes $2.3 million of workers’ compensation administrative fees.

As of September 30, 2012 and 2011, the undiscounted accrued workers’ compensation costs were $121.7 million and $115.1 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In the first nine months of 2012 and 2011, we received $2.5 million and $10.0 million, respectively, for the return of excess claim funds related to the ACE Program, which reduced deposits.  As of September 30, 2012, we had restricted cash of $46.1 million and deposits of $57.6 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30,	December 31,
	2012	2011
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$46,079	$71,350
Investment Holdings
Money market funds (cash equivalents)	67,395	59,587
Marketable securities	51,702	56,987
	165,176	187,924
Cash held in demand accounts	102,761	113,968
Outstanding checks	(14,017)	(33,697)
Total cash, cash equivalents and marketable securities	$253,920	$268,195

Cash and cash equivalents	$202,218	$211,208
Marketable securities	51,702	56,987
	$253,920	$268,195

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of September 30, 2012 and December 31, 2011, are $96.5 million and $150.8 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $12.4 million and $10.4 million in client prepayments, respectively.

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

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	September 30,
	2012	Level 1	Level 2	Level 3

Money market funds	$113,474	$113,474	$—	$—
Municipal bonds	51,702	—	51,702	—
Total	$165,176	$113,474	$51,702	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2011	Level 1	Level 2	Level 3

Money market funds	$130,937	$130,937	$—	$—
Municipal bonds	56,987	—	56,987	—
Total	$187,924	$130,937	$56,987	$—

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

The following is a summary of our available-for-sale marketable securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
September 30, 2012:
Municipal bonds	$51,584	$133	$(15)	$51,702

December 31, 2011:
Municipal bonds	$56,945	$90	$(48)	$56,987

During the periods ended September 30, 2012 and 2011, we had no realized gains or losses recognized on sales of marketable securities.

As of September 30, 2012, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$23,513	$23,552
One to five years	28,071	28,150
Total	$51,584	$51,702

4.	Revolving Credit Facility

On September 15, 2011, we entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, and issuances of letters of credit. Insperity’s obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries.  In January 2012, we issued an irrevocable standby letter of credit for $285,000 under the Facility to a state workers’ compensation agency.  At September 30, 2012, we had not drawn on the Facility.

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

The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2012.

5.	Stockholders’ Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  During the nine months ended September 30, 2012, 407,400 shares were repurchased under the Repurchase Program and 107,228 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2012, we were authorized to repurchase an additional 829,472 shares under the program.

The Board declared quarterly dividends of $0.17 per share of common stock in the second and third quarter of 2012 and $0.15 per share of common stock in the first quarter of 2012 and each quarter of 2011, resulting in a total of $12.6 million and $11.9 million, respectively, in dividend payments made by Insperity during the first nine months of each year.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Net income	$11,452	$4,099	$30,957	$19,626
Less income allocated to participating securities	(334)	(120)	(898)	(582)
Net income allocated to common shares	$11,118	$3,979	$30,059	$19,044

Weighted average common shares outstanding	24,923	25,425	25,034	25,546
Incremental shares from assumed conversions of common stock options	57	74	63	98
Adjusted weighted average common shares outstanding	24,980	25,499	25,097	25,644

Potentially dilutive securities not included in weightedaverage share calculation due to anti-dilutive effect	41	54	33	21

7.	Commitments and Contingencies

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

Pennsylvania Sales Taxes

Pennsylvania imposes a sales tax on “help supply services.”  The Pennsylvania Department of Revenue (“Department”) had maintained that PEO services constitute help supply services and are subject to the tax.  On February 21, 2012, the Pennsylvania Supreme Court affirmed the Appeals Court decision in the matter titled All Staffing vs. Commonwealth of Pennsylvania, which ruled that PEO services are not subject to the Pennsylvania sales tax.

In 2010, we filed refund claims totaling $2.9 million with the Department for the sales taxes paid in error for the period April 1, 2007 through December 31, 2009.  In the second quarter of 2012, the Pennsylvania Board of Finance and Revenue approved our refund claims, and we recognized a $2.9 million receivable and a corresponding reduction to payroll tax expense, a component of direct costs.  During the third quarter of 2012, we received the $2.9 million refund.

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

The guaranty associations in some states, including Texas, may assert that state law allows them to recover the amount of benefits paid by the guaranty association along with associated administration and defense costs from an insured with a net worth exceeding certain specified levels.  If an Order of Liquidation is entered and if one or more guaranty associations were to seek recovery from us for open claims with Lumbermens Mutual, we may be required to repay those amounts.  While we are not certain when or if Lumbermens Mutual will be placed into liquidation or whether any state guaranty association will ultimately assert a claim against us, we intend to vigorously assert any and all available defenses to any such claim.  We estimate the outstanding claims that may be subject to such contentions from state guaranty associations to range from $2.9 million to $5.0 million as of September 30, 2012.  In the event state guaranty associations attempt to seek recovery from the Company and are successful, the Company would be required to pay such claims, which would reduce net income and could have a material adverse effect on net income in the reported period.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.

The following table presents certain information related to our results of operations:

	Three Months Ended September 30,
	2012	2011	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.068 billion and $2.835 billion, less worksite employee payroll cost of $2.556 billion and $2.363 billion, respectively)	$511,953	$471,821	8.5%
Gross profit	98,420	87,029	13.1%
Operating expenses	79,280	72,935	8.7%
Operating income	19,140	14,094	35.8%
Other income (expense)	139	(7,256)	(101.9)%
Net income	11,452	4,099	179.4%
Diluted net income per share of common stock	0.45	0.16	181.3%

Statistical Data:
Average number of worksite employees paid per month	127,096	118,226	7.5%
Revenues per worksite employee per month(1)	$1,343	$1,330	1.0%
Gross profit per worksite employee per month	258	245	5.3%
Operating expenses per worksite employee per month	208	206	1.0%
Operating income per worksite employee per month	50	40	25.0%
Net income per worksite employee per month	30	12	150.0%

(1)	Gross billings of $8,047 and $7,992 per worksite employee per month, less payroll cost of $6,704 and $6,662 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2012 increased 8.5% over the 2011 period, primarily due to a 7.5% increase in the average number of worksite employees paid per month and a 1.0%, or $13 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the third quarter of 2011 and distribution for the quarters ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	% Change	2012	2011
	(in thousands)			(% of total revenues)

Northeast	$131,759	$120,994	8.9%	26.1%	26.1%
Southeast	47,670	46,271	3.0%	9.5%	10.0%
Central	73,875	66,314	11.4%	14.7%	14.3%
Southwest	140,843	134,295	4.9%	27.9%	28.9%
West	110,110	96,122	14.6%	21.8%	20.7%
	504,257	463,996	8.7%	100.0%	100.0%
Other revenue	7,696	7,825	(1.6)%
Total revenue	$511,953	$471,821	8.5%

Other revenue is comprised primarily of revenues generated by our Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the third quarter of 2012, the net change in existing clients declined, while worksite employees paid from new client sales and client retention remained consistent with the third quarter of 2011.

Gross Profit

Gross profit for the third quarter of 2012 increased 13.1% over the third quarter of 2011 to $98.4 million.  The average gross profit per worksite employee increased 5.3% to $258 per month in the 2012 period from $245 per month in the 2011 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  While our revenues increased 1.0% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, remained flat on a per worksite employee per month basis compared to the third quarter of 2011.

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $13 per worksite employee per month, or 0.5% on a cost per covered employee basis compared to the third quarter of 2011.  The percentage of worksite employees covered under our health insurance plans was 71.9% in the 2012 period compared to 73.0% in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 46.9%, or $10 per worksite employee per month compared to the third quarter of 2011.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.57% in the 2012 period compared to 0.43% in the 2011 period.  During the 2012 period, we recorded reductions in workers’ compensation costs of $3.9 million, or 0.16% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $4.9 million, or 0.22% of non-bonus payroll costs, in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 8.5%, or $4 per worksite employee per month compared to the third quarter of 2011, primarily due to the 8.2% increase in payroll costs.  Payroll taxes as a percentage of payroll cost were 6.4% in both the 2012 period and the 2011 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$44,032	$39,494	11.5%	$115	$111	3.6%
Stock–based compensation	2,429	2,109	15.2%	6	6	—
Commissions	3,358	3,399	(1.2)%	9	10	(10.0)%
Advertising	3,680	5,235	(29.7)%	10	15	(33.3)%
General and administrative expenses	21,122	18,912	11.7%	56	53	5.7%
Depreciation and amortization	4,659	3,786	23.1%	12	11	9.1%
Total operating expenses	$79,280	$72,935	8.7%	$208	$206	1.0%

Operating expenses increased 8.7% to $79.3 million compared to $72.9 million in the third quarter of 2011.  Operating expenses in the third quarter of 2011 included $1.8 million in costs associated with the launch of our new brand.  Operating expenses per worksite employee per month increased to $208 in the 2012 period from $206 in the 2011 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 11.5%, or $4 per worksite employee per month compared to the 2011 period.  This increase was primarily due to a 4.6% rise in headcount and higher incentive compensation accruals resulting from improved operating results.

•
Stock-based compensation increased 15.2%, but remained flat on a per worksite employee per month basis compared to the 2011 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense decreased 1.2%, or $1 per worksite employee per month compared to the 2011 period.

•
Advertising costs decreased 29.7%, or $5 per worksite employee per month compared to the 2011 period, primarily due to the non-recurrence of expenses related to our 2011 rebranding initiative.  Advertising costs in the 2011 period included $1.7 million associated with the launch of our new brand.

•	General and administrative expenses increased 11.7%, or $3 per worksite employee per month compared to the 2011 period, primarily due to higher travel and training expenses.

•
Depreciation and amortization expense increased 23.1%, or $1 per worksite employee per month compared to the 2011 period, primarily due to investments in our technology infrastructure made in the second half of 2011.

Other Income (Expense)

Other income was $139,000 for the third quarter of 2012 compared to other expense of $7.3 million in the third quarter of 2011, primarily due to a $4.4 million loss in the 2011 period related to the exchange of an aircraft and a $3.1 million loss in the 2011 period related to a settlement with the State of California.

Income Tax Expense

Our effective income tax rate was 40.6% in the 2012 period compared to 40.1% in the 2011 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $50 and $30 in the 2012 period, versus $40 and $12 in the 2011 period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

The following table presents certain information related to our results of operations:

	Nine Months Ended September 30,
	2012	2011	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $9.339 billion and $8.454 billion, less worksite employee payroll cost of $7.712 billion and $6.973 billion, respectively)	$1,626,386	$1,481,105	9.8%
Gross profit	288,718	261,829	10.3%
Operating expenses	237,117	221,206	7.2%
Operating income	51,601	40,623	27.0%
Other income (expense)	603	(6,668)	(109.0)%
Net income	30,957	19,626	57.7%
Diluted net income per share of common stock	1.20	0.74	62.2%

Statistical Data:
Average number of worksite employees paid per month	124,418	115,097	8.1%
Revenues per worksite employee per month(1)	$1,452	$1,430	1.5%
Gross profit per worksite employee per month	258	253	2.0%
Operating expenses per worksite employee per month	212	214	(0.9)%
Operating income per worksite employee per month	46	39	17.9%
Net income per worksite employee per month	28	19	47.4%

(1)	Gross billings of $8,340 and $8,161 per worksite employee per month, less payroll cost of $6,888 and $6,731 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2012, increased 9.8% over the 2011 period, primarily due to an 8.1% increase in the average number of worksite employees paid per month and a 1.5%, or $22 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the first nine months of 2011 and distribution for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011
	(in thousands)			(% of total revenues)

Northeast	$425,295	$383,938	10.8%	26.5%	26.3%
Southeast	148,552	144,120	3.1%	9.3%	9.8%
Central	235,464	212,910	10.6%	14.7%	14.6%
Southwest	447,617	423,139	5.8%	27.9%	29.0%
West	346,387	295,678	17.2%	21.6%	20.3%
	1,603,315	1,459,785	9.8%	100.0%	100.0%
Other revenue	23,071	21,320	8.2%
Total revenue	$1,626,386	$1,481,105	9.8%

Other revenue is comprised primarily of revenues generated by our Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first nine months of 2012, the net change in existing clients and client retention remained consistent with the first nine months of 2011, while worksite employees paid from new client sales declined.

Gross Profit

Gross profit for the first nine months of 2012 increased 10.3% over the 2011 period to $288.7 million.  The average gross profit per worksite employee increased 2.0% to $258 per month in the 2012 period from $253 per month in the 2011 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. While our revenues increased 1.5% per worksite employee per month, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.4% to $1,194 per worksite employee per month in the first nine months of 2012 versus $1,177 in the 2011 period.

•
Benefits costs – The cost of group health insurance and related employee benefits increased $7 per worksite employee per month, or 3.1% on a cost per covered employee basis compared to the 2011 period.  The percentage of worksite employees covered under our health insurance plans was 72.3% in the 2012 period compared to 73.7% in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 13.5%, or $2 per worksite employee per month compared to the first nine months of 2011.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.56% in the 2012 period compared to 0.54% in the 2011 period.  During the 2012 period, we recorded reductions in workers’ compensation costs of $10.4 million, or 0.15% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $8.6 million, or 0.14% of non-bonus payroll costs, in the 2011 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 9.9%, or $9 per worksite employee per month compared to the first nine months of 2011, primarily due to the 10.6% increase in payroll costs, partially offset by a $2.9 million (or $3 per worksite employee per month) credit related to the Pennsylvania sales tax matter.  Please read Note 7 to the Consolidated Financial Statements, “Commitments and Contingencies” for further information.  Payroll taxes as a percentage of payroll cost were 7.7% in both the 2012 and the 2011 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$127,402	$117,558	8.4%	$114	$113	0.9%
Stock–based compensation	7,385	6,455	14.4%	7	6	16.7%
Commissions	10,299	9,750	5.6%	9	10	(10.0)%
Advertising	17,001	18,280	(7.0)%	15	18	(16.7)%
General and administrative expenses	61,694	57,828	6.7%	55	56	(1.8)%
Depreciation and amortization	13,336	11,335	17.7%	12	11	9.1%
Total operating expenses	$237,117	$221,206	7.2%	$212	$214	(0.9)%

Operating expenses increased 7.2% to $237.1 million compared to $221.2 million in the first nine months of 2011.  Operating expenses in the 2011 period included $9.7 million in costs associated with the launch of our new brand.  Operating expenses per worksite employee per month decreased to $212 in the 2012 period from $214 in the 2011 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 8.4%, or $1 per worksite employee per month compared to the 2011 period.  This increase was primarily due to a 6.8% rise in headcount.

•
Stock-based compensation increased 14.4%, or $1 per worksite employee per month compared to the 2011 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted stock awards. The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 5.6% in the 2012 period, but decreased $1 per worksite employee per month compared to the 2011 period.

•
Advertising costs decreased 7.0%, or $3 per worksite employee per month compared to the 2011 period, primarily due to the non-recurrence of $6.1 million in expenses related to our 2011 rebranding initiative, partially offset by the timing of business promotion expenses related to our Insperity ChampionshipTM professional golf tournament, which moved into the first nine months of the year during 2012.

•
General and administrative expenses increased 6.7%, but decreased $1 per worksite employee per month compared to the first nine months of 2011, primarily due to increased travel, training, repairs and maintenance, partially offset by the non-recurrence of expenses related to our 2011 rebranding initiative.  General and administrative expenses in the 2011 period included $3.6 million associated with the launch of our new brand.

•
Depreciation and amortization expense increased 17.7%, or $1 per worksite employee per month compared to the 2011 period, primarily due to investments in our technology infrastructure made in the second half of 2011.

Other Income (Expense)

Other income was $603,000 in the 2012 period compared to other expense of $6.7 million in the 2011 period, primarily due to a $4.4 million loss in the 2011 period related to the exchange of an aircraft and a $3.1 million loss in the 2011 period related to a settlement with the State of California.

Income Tax Expense

Our effective income tax rate was 40.7% in the 2012 period compared to 42.2% in the 2011 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $46 and $28 in the 2012 period, versus $39 and $19 in the 2011 period.

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

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2012	2011	Change	2012	2011	Change
	(in thousands, except per worksite employee data)

Payroll cost (GAAP)	$2,556,114	$2,362,941	8.2%	$7,712,302	$6,972,806	10.6%
Less: Bonus payroll cost	156,723	174,668	(10.3)%	728,589	644,129	13.1%
Non-bonus payroll cost	$2,399,391	$2,188,273	9.6%	$6,983,713	$6,328,677	10.4%

Payroll cost per worksite employee per month (GAAP)	$6,704	$6,662	0.6%	$6,888	$6,731	2.3%
Less: Bonus payroll cost per worksite employee per month	411	492	(16.5)%	651	621	4.8%
Non-bonus payroll cost per worksite employee per month	$6,293	$6,170	2.0%	$6,237	$6,110	2.1%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, acquisition plans and other operating cash needs.  To meet short- and long-term liquidity requirements, including payment of direct and operating expenses and repaying debt, we rely primarily on cash from operations.  However, we have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $253.9 million in cash, cash equivalents and marketable securities at September 30, 2012, of which approximately $96.5 million was payable in early October 2012 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $12.4 million of client prepayments that were payable in October 2012.  At September 30, 2012, we had working capital of $140.0 million compared to $126.6 million at December 31, 2011.  We currently believe that our cash on hand and cash flows from operations will be adequate to meet our liquidity requirements for the remainder of 2012.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

In September 2011, we completed the financing for a new four-year, $100 million revolving credit facility (“Facility”), with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at September 30, 2012.  Please read Note 4 to our Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2012 was $25.0 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payrolls – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended September 30, 2012, the last business day of the reporting period was a Friday and client prepayments were $12.4 million and accrued worksite employee payroll was $174.3 million.  In the period ended September 30, 2011, the last business day of the reporting period was also a Friday and client prepayments were $3.9 million and accrued worksite employee payroll was $130.8 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $32.1 million in the first nine months of 2012 and $27.3 million in the first nine months of 2011.  However, our estimate of workers’ compensation loss costs was $27.9 million in 2012 and $25.5 million in 2011, respectively.  During 2012 and 2011, we received $2.5 million and $10.0 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At September 30, 2012, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $30.2 million surplus, $21.2 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at September 30, 2012, were $19.2 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 57.7% to $31.0 million in the nine months ended September 30, 2012, compared to $19.6 million in the nine months ended September 30, 2011.  Please read “Results of Operations – Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $9.7 million for the nine months ended September 30, 2012, primarily due to $12.0 million in capital expenditures primarily related to our technology infrastructure.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $24.4 million for the nine months ended September 30, 2012, including $13.8 million in stock repurchases and $12.6 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of September 30, 2012, we had not drawn on the Facility.  Please read Note 4 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  Our cash equivalent short-term investments consist primarily of overnight investments and money market funds, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Please read Note 7 to our Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

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

The guaranty associations in some states, including Texas, may assert that state law allows them to recover the amount of benefits paid by the guaranty association along with associated administration and defense costs from an insured with a net worth exceeding certain specified levels.  If an Order of Liquidation is entered and if one or more guaranty associations were to seek recovery from us for open claims with Lumbermens Mutual, we may be required to repay those amounts.  While we are not certain when or if Lumbermens Mutual will be placed into liquidation or whether any state guaranty association will ultimately assert a claim against us, we intend to vigorously assert any and all available defenses to any such claim.  We estimate the outstanding claims that may be subject to such contentions from state guaranty associations to range from $2.9 million to $5.0 million as of September 30, 2012.  In the event state guaranty associations attempt to seek recovery from the Company and are successful, the Company would be required to pay such claims, which would reduce net income and could have a material adverse effect on net income in the reported period.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended September 30, 2012, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
07/01/2012 – 07/31/2012	187	(2)	$27.44	-	910,902
08/01/2012 – 08/31/2012	80,000		24.88	80,000	830,902
09/01/2012 – 09/30/2012	1,430		24.02	1,430	829,472
Total	81,617		$24.87	81,430	829,472

___________________

(1)
The Board has approved a repurchase program of Insperity common stock. During the three months ended September 30, 2012, 81,430 shares were repurchased under the program and 187 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2012, we were authorized to repurchase an additional 829,472 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.	EXHIBITS

(a)	List of exhibits.

10.1†	*	Form of Restricted Stock Agreement.
10.2†	*	Form of Director Stock Option Agreement.
10.3†	*	Form of Director Restricted Stock Award Agreement.
10.4†	*	Directors Compensation Plan.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011; (ii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011; (iii) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (iv) the Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2012; (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: November 1, 2012	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)