Form 10-K
period 2012-12-31
INSPERITY, INC.
filed 2013-02-11
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to _____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of February 4, 2013, 25,679,598 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.  As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2012, closing price of the common stock as reported by the New York Stock Exchange) was approximately $619 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 14, 2013, which the registrant intends to file within 120 days of the end of the fiscal year.

PART I

Unless otherwise indicated, “Insperity,” “we,” “our” and “us” are used in this annual report to refer to Insperity, Inc. and its consolidated subsidiaries.  This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations we may, from time to time, issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other operating results.  We base the forward-looking statements on our current expectations, estimates and projections.  We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements in this annual report, or elsewhere, could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this annual report, including, without limitation, factors discussed in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our long-term strategy continues to be providing the best small and medium-sized businesses in the United States with the opportunity to participate in our unique human resources service offering, thereby leveraging our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR business offering is provided through our PEO services, now known as our Workforce OptimizationTM solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services.

In addition to our Workforce Optimization solution, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services,  Employment Screening, Financial Services, Expense Management, Retirement Services and Insurance Services, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization.

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

We accomplish the objectives of our Workforce Optimization solution through a “high-touch/high-tech” approach to service delivery.   In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution.  For transactional processing, we employ a high-tech approach that provides secure, convenient information exchange among Insperity, our clients and our worksite employees, creating efficiencies for all parties.  The primary component of the high-tech portion of our strategy is the Employee Service CenterSM (“ESC”).  The ESC is our web-based interactive Workforce Optimization solution delivery platform, which is designed to provide automated, personalized Workforce Optimization solutions to our clients and worksite employees.

As of December 31, 2012, we had 48 Workforce Optimization sales offices in 25 markets.  In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 25 sales markets, which serviced an average of 129,345 worksite employees per month in the fourth quarter of 2012.  Our service centers coordinate Workforce Optimization solutions for clients on a regional basis and localized face-to-face human resources services.

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

A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities.  Insperity and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound companies, and promotes further development of the industry.  Currently, 41 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs.  State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employee status for specific purposes under applicable state law.  We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all 41 of these states.  The cost of compliance with these regulations is not material to our financial position or results of operations.

Service Offerings

Workforce OptimizationTM Solution

We serve small and medium-sized businesses by providing our Workforce Optimization solution, which encompasses a broad range of services, including the following as of December 31, 2012:

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

Our Workforce Optimization solution is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens.  Among the employment-related laws and regulations that may affect a client are the following:

•	Internal Revenue Code (the “Code”)	•	The Family and Medical Leave Act (FMLA)*
•	Federal Income Contribution Act (FICA)	•	Health Insurance Portability and
•	Federal Unemployment Tax Act (FUTA)		Accountability Act (HIPAA)
•	Fair Labor Standards Act (FLSA)*	•	Drug-Free Workplace Act*
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Occupational Safety and Health Act (OSHA)*
•	Consolidated Omnibus Budget Reconcilia-tion Act of 1985 (COBRA)*	•	Worker Adjustment and Retraining Notification Act (WARN)*
•	Immigration Reform and Control Act (IRCA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Title VII (Civil Rights Act of 1964)*	•	State unemployment and employment security laws
•	Americans with Disabilities Act (ADA)*	●	State workers’ compensation laws
•	Age Discrimination in Employment Act (ADEA)*	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Patient Protection and Affordable Care Act (PPACA)
•	Genetic Information Nondiscrimination Act of 2008

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

All of the following services are included in our Workforce Optimization solution and are available to all clients:

Administrative Functions.  Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and government compliance.  Specific examples include:

•	payroll processing
•	payroll tax deposits
•	quarterly payroll tax reporting
•	employee file maintenance
•	unemployment claims processing
•	workers’ compensation claims reporting

Benefit Plans Administration.  We maintain several benefit plans including the following:

•	a group health plan
•	a health savings account program
•	a health care flexible spending account plan
•	an educational assistance plan
•	an adoption assistance plan
•	group term life insurance
•	group universal life insurance
•	accidental death and dismemberment insurance
•	short-term and long-term disability insurance
•	a 401(k) retirement plan
•	cafeteria plans for group health and health savings account contributions

The group health plan includes medical, dental, vision and prescription drug coverage, as well as a worklife program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan.  We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans.  We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of such benefits to worksite employees.  COBRA coverage is extended to eligible terminated worksite and corporate employees and other eligible individuals, in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees.  As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.

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

Employee Service CenterSM.  The ESC is our web-based interactive Workforce Optimization solution delivery platform, which is designed to provide automated, personalized Workforce Optimization content and services to our clients and worksite employees.  The ESC provides a wide range of functionality, including:

•	WebPayrollSM for the submission, approval and reporting of payroll data
•	client-specific payroll information and reports
•	employee information, including online check stubs and pay history reports
•	employee on-boarding including payroll enrollment, policy acknowledgements and employment verification
•	employee benefits enrollment and changes
•	employee-specific benefits content, including summary plan descriptions and enrollment status
•	access to 401(k) plan information through the Retirement Service CenterSM powered by InsperityTM
•	self-service and customizable access to data and reports through an interactive reporting environment
•	online human resources forms
•	best practices human resources management process maps and process overviews
•	online personnel guide
•	e-Learning web-based training
•	online recruiting services
•	links to benefits providers and other key vendors
•	frequently asked questions

MarketPlaceSM provided by InsperityTM.  Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an eCommerce portal that brings a wide range of products and services to our clients, worksite employees and their families.  Through MarketPlace, our clients also have the opportunity to offer their products and services to other clients and worksite employees.

MidMarket SolutionsTM.  We believe the mid-market sector, which we define as those companies with employees ranging from 150 to 2,000 worksite employees, has historically been under-served by the PEO industry.  Currently, we have a dedicated sales management and consulting staff who concentrate solely on the mid-market sector.  In addition, we have service personnel who have been trained and specialize in the mid-market sector.  The mid-market sector, which represented approximately 17% of our total paid worksite employees during 2012, increased 25% over 2011.

Adjacent Business Unit Offerings

In 2010, we initiated an Adjacent Business Unit (“ABU”) strategy, which seeks to expand the type and  number of business performance improvement services available to our current and prospective client base and to provide the ability to offer these products and services outside of our Workforce Optimization solution.  We also intend to leverage the existing customer relationships of the ABUs to cross sell our Workforce Optimization solution and various ABU services.  Execution of this ABU strategy has included the acquisition of certain human resources technology companies that provide services through a SaaS delivery model.  During both 2012 and 2011, total ABU revenues unrelated to our Workforce Optimization solution were 1.2% of our total revenues and 4.3% of our gross profit.  The following are the key components of our ABU services:

Human Capital Management.  Insperity Human Capital ManagementTM is a comprehensive solution for human resources data and processes.  This SaaS solution is a unified human resources suite that includes payroll processing, tax compliance, employee administration, benefits management and enrollment, reporting and analytics, as well as employee and manager self-service.  The solution is offered as a stand-alone SaaS solution or in conjunction with our Payroll Services offering and/or our Time and Attendance products.  We initially launched this product late in 2012.

Payroll Services.  In 2012, we announced the launch of InsperityTM Payroll Services.  This robust SaaS payroll solution is designed to help alleviate administrative burdens associated with payroll processing and government-related compliance and provides the premium level support of our highly skilled service team.  We offer a seamless integration with three new offerings, including Insperity NetSaverTM, an online 401(k) solution for small businesses; a pay-as-you-go workers’ compensation program; and HR Essentials, a fully integrated HR platform that assists companies with tracking employee data, important milestones and company property.

Time and Attendance.  Our Time and Attendance business unit provides small to medium-sized businesses, including Workforce Optimization clients, with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into customers’ payroll processing and accounting systems.  The service is delivered as a SaaS solution or as an “on-premise” client-server solution.  Custom interfaces exist between our Time and Attendance products and our Workforce Optimization technologies for those customers utilizing both services.

Performance Management.  Our Performance Management business provides human resources software offerings including a suite of desktop products:  InsperityTM Descriptions Now®, InsperityTM Policies Now®, InsperityTM Performance Now®, and InsperityTM Ultimate Employer®; along with a SaaS offering for Performance Management and InsperityTM PerformSmartTM.  Insperity PerformSmart has been integrated into our Workforce Optimization solution and we will continue to sell to both Workforce Optimization and non-Workforce Optimization small business customers through online subscription arrangements, packaged software ordered online, and through various reseller arrangements.

Organizational Planning.  In January 2011, we entered the organizational planning and analysis solution business with our acquisition of certain assets from HumanConcepts associated with the OrgPlusTM desktop product lines for small and medium-sized businesses and a source code license for a SaaS based version.  In December 2012 we launched the SaaS product derived from this source code, OrgPlusTM RealtimeTM.  Organizational planning facilitates the creation, management and communication of detailed organizational management charts.

Recruiting Services.  Our Recruiting Services business unit offers direct hire placement on an as-needed basis and provides outsourced support for individual requisitions or large-scale hiring projects.  In addition, we provide consulting services to assist in the creation and maintenance of consistent hiring practices and retention strategies.  We also provide compensation services, behavior-based interview training and talent assessment.  These services are provided to both Workforce Optimization customers and non-Workforce Optimization customers.

Employment Screening.  Our Employment Screening business unit offers a customized approach to background-check reporting for companies, including our Workforce Optimization clients. Services include criminal records checks; verification of employment history or education; driving record, civil record and credit history checks; and confirmation of extraordinary credentials.

Financial Services.  In 2012, we announced the launch of InsperityTM Financial Services.  This suite of financial management tools and solutions for small to medium-sized companies provides business owners with financial intelligence and an alternative source for capital to help drive business performance. The core products and services include Insperity RevealTM , a Web-based financial dashboard and toolset; an outsourced, online bookkeeping and controller service offered through an alliance with a third party; and an online receivables marketplace, also provided through an alliance with a third party.

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

Insurance Services.  Our Insurance Services business unit, through alliances with selected third-party insurance carriers, allows small businesses to secure affordable, customizable business insurance packages.

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

The CSA also establishes the division of responsibilities between Insperity and the client as co-employers.  Pursuant to the CSA, we are responsible for personnel administration and are liable for compliance with certain employment-related government regulations.  In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons.  These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees as reported by the client and are responsible for providing specified employee benefits to such persons, regardless of whether the client pays the associated comprehensive service fee.  The client retains the employees’ services and remains liable for complying with certain government regulations that require control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume.  A third group of responsibilities and liabilities are shared by Insperity and the client where such joint responsibility is appropriate.  The specific division of applicable responsibilities under the majority of CSAs are as follows:

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

•	Employee benefits administration of plans sponsored solely by Insperity

Client

•	Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence and severance payments
•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation
•	Ownership and protection of all client intellectual property rights
•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions
•	Compliance with state and local pay or play health care mandates and all such other similar state and local legislation
•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits
•	Professional licensing requirements, fidelity bonding and professional liability insurance
•	Products produced and/or services provided
•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans

Joint

•	Implementation of policies and practices relating to the employee/employer relationship
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

Workforce Optimization Clients

Insperity’s Workforce Optimization solution provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community.  We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resources practices.  We refer to clients with 150 to 2,000 employees as mid-market clients.  These clients, which represented approximately 17% of our total client base as of December 31, 2012, are sold and serviced by sales and service personnel who specialize in the mid-market sector.  We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community.  We serve clients and worksite employees located throughout the United States.  By region, our 2012 revenue change compared to 2011 and revenue distribution for the year ended December 31, 2012, was as follows:

	Revenue Change	% of Total Revenues

Northeast	9.2%	26.3%
Southeast	3.1%	9.3%
Central	10.6%	14.7%
Southwest	6.0%	28.0%
West	16.1%	21.7%

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

Our client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base

Computer and information services	26%
Finance, insurance and real estate	15%
Management, administration and consulting services	14%
Wholesale trade	8%
Manufacturing	7%
Medical services	7%
Retail trade	5%
Not-for-profit and similar organizations	5%
Engineering, accounting and legal services	4%
Construction	4%
Other	5%

This diverse client base lowers our exposure to downturns or volatility in any particular industry.  However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client retention.  During 2012 and 2011, our retention rate was approximately 81% and 82%, respectively. Insperity’s client retention record over the last five years reflects that approximately 78% of our Workforce Optimization clients remain for more than one year.  The average annual retention rate over the last five years was approximately 80%.  Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

As of December 31, 2012, we had 48 Workforce Optimization sales offices located in 25 markets.  Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager and an office administrator.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Insperity’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date

Houston	5	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	4	1993
Atlanta	2	1994
Phoenix	1	1995
Chicago	2	1995
Washington D.C.	3	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	3	1999
Baltimore	1	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Raleigh	1	2006
Kansas City	1	2007
Columbus	1	2010
Nashville	1	2011
Philadelphia	1	2012

Our existing and prospective markets are identified using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weights various criteria we believe are reliable predictors of successful penetration based on our experience. Among the factors we consider are:

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

We have implemented cross-selling channels between our Workforce Optimization business and our ABUs in order to execute on our ABU strategy.  This strategy focuses on using our Workforce Optimization offering to increase market penetration in each of our ABU businesses and using our ABU offering as a source of leads for our Workforce Optimization solution.  The cross-selling channels attempt to reduce barriers to selling our products and services and results in tailored service packages to better meet the specific needs of the business.

Competition

We provide a value-added, full-service human resources solution through our Workforce Optimization solution, which we believe is most suitable to a specific segment of the small and medium-sized business community.  This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry.  Based on an analysis of the 2009 through 2011 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per worksite employee per month basis.  During the three-year period from 2009 through 2011, our staff support ratio averaged 56% higher than the PEO industry average.  During the same three-year period, our gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 142% and 206%, respectively.

Competition in the PEO industry revolves primarily around quality of services, scope of services, choice and quality of benefits packages, reputation and price.  We believe reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry.  We also believe we compete favorably in these areas; however, other PEOs may offer their PEO services at more competitive prices than we may be able to offer.

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

We provide group health insurance coverage to our worksite employees through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.  In October 2012, we successfully negotiated an additional two-year extension of our health insurance contract with United.  The health insurance contract with United provides approximately 89% of our health insurance coverage and expires on December 31, 2015, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

Our workers’ compensation coverage (the “ACE Program”) has been provided through an arrangement with ACE since 2007.  The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of the ACE Program, which includes terms shifting some of the economic burden to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

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

Insperity has hosting facilities located at our corporate headquarters in Kingwood, Texas (a suburb of Houston), and in Bryan, Texas.  The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment.  Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments with the Bryan facility acting as our primary data center for all mission-critical applications.  Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required.  Periodically, we perform testing to ensure our disaster recovery capabilities remain effective and available.  We also utilize additional leased hosting facilities for certain of our business units.

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

Industry Regulations

Insperity’s Workforce Optimization operations are affected by numerous federal and state laws relating to tax, insurance and employment matters.  By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws.  Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers.  Currently, 41 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation.

As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship.  Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.

Employee Benefit Plans

We offer various employee benefits plans to eligible employees, including our worksite employees.  These plans include:

•	a 401(k) retirement plan
•	cafeteria plans under Code Section 125 for group health and health savings account contributions
•	a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as a worklife program

•	a health savings account program
•	a welfare benefits plan, which includes life, disability and accidental death and dismemberment coverage
•	a health care flexible spending account plan
•	an educational assistance program
•	an adoption assistance program

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

Patient Protection and Affordable Care Act.  The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act.  The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service (“IRS”), the U.S. Department of Health & Human Services and the states.  Many provisions of the Act do not become operative until future years.  The Act did not have a material adverse impact on our results of operations in 2012.

The number and complex nature of federal and state regulations relating to employer-sponsored health plans has continued to increase over time.  The Act has already generated many new regulations, and is expected to generate many more as various provisions take effect.  We believe that additional regulatory burdens placed on employers can increase the demand for our services because small and medium-sized businesses are especially challenged by such governmental regulations due to limited resources and the lack of expertise.  As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations.  Historically, we believe we have successfully marketed the compliance component of our service offering and that our compliance-related services have increased the value proposition of our service offering.  However, given the length and complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of regulatory guidance, much of which has not yet been issued, we are unable to determine the ultimate impact the Act will have in future periods on the costs we will incur to comply with the Act, our ability to match any resulting increased costs with pricing, our ability to attract and retain clients, our business model and our results of operations.

Beginning in 2010, the Act provided for a small business tax credit for eligible companies offering health care coverage to employees.  Based upon information contained in the Congressional Record, which specifically references PEOs, we believe that these tax credits are available to our clients that meet the qualification requirements.  However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether qualifying small business clients of a PEO are entitled to the tax credits.  At this time, we do not believe that this issue has had an adverse effect on our operations or our ability to attract and retain clients.

Beginning in 2011, the Act imposed a number of new mandates on the coverage required to be provided under health insurance plans, some of which were already standard in our group health plan.  For mandates not already included, we worked with our insurance carriers to incorporate the required changes. While we are unable to determine the impact of the required plan changes at this time, in future periods they may result in increased costs to us and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset the associated potential increased costs.

Beginning in 2014, the Act provides for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 employees or less).  States have the option of building a state based exchange, entering into a state-federal partnership exchange or accepting the federally-facilitated exchange.  States that accept the federally-facilitated exchange can transition to a state based exchange at a later date.  The Exchanges are anticipated to provide consumers with educational services and information on available options and offer a variety of health plans.  Small business tax credits and subsidies will be available to qualifying businesses and individuals who purchase health insurance through the Exchanges.

Additionally in 2014, the Act ushers in a number of insurance market reforms for the small group and individual markets.  The reforms, intended to result in the community rating of health insurance for these markets, require guaranteed issue and renewability of coverage, eliminate certain underwriting practices by issuers, consolidate the number of risk pools in each state and restrict the permissible factors and variable ranges of those factors that can be considered in determining health insurance premiums.

Also in 2014, the Act imposes “pay or play” penalties on large employers (those with at least 50 full-time equivalent employees) who fail to offer “minimum essential coverage” if any employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage.  To qualify as minimum essential coverage, employer plans must satisfy affordability and minimum value tests or be subject to financial penalties if any employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage.  Information contained in the Congressional Record, which specifically references PEOs, indicates that any pay or play penalties should apply separately to clients of a PEO and not at the PEO level.  However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether the pay or play penalties apply only at the client level or whether the penalties can be applied at the PEO level.  At this time, we are unable to determine whether the Exchanges, tax credits, subsidies, insurance market reforms or the pay or play penalties will have an adverse impact on our business operations, our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs or associate penalties assessed at the PEO level.

The health insurance industry will be subject to additional excise taxes beginning in 2014.  In addition, starting in 2014 reinsurance taxes will be imposed on insurers and third party administrators for the purpose of helping to offset the cost for insurance covering high risk individuals.  As the policy holder, all or a portion of these increased costs may be passed on to us by our carriers.  Contractual arrangements and competitive market conditions may limit or delay our ability to match pricing with any potential increased costs.

In 2018, the Act implements rules imposing excise taxes on employers who offer excessive health benefits under so-called “Cadillac plans.”  We anticipate taking appropriate steps to avoid, to the extent necessary and possible, incurring any such excise taxes.  At this time, we are unable to determine the effect the excise taxes will have on our ability to match pricing with any increased costs.

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

Unemployment Taxes

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation experience in each state.  Certain rates are determined, in part, by each client’s own compensation experience.   In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.  Due to the adverse U.S. economic conditions during recent years and the associated reductions in employment levels, the state unemployment funds have experienced a significant increase in the number of unemployment claims.  Accordingly, state unemployment tax rates increased substantially over the past few years, but we anticipate certain SUI rates may decline in 2013.  Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later.  Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.

Employers in certain states are experiencing higher FUTA tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner.  We are obligated to pay the federal government at a higher rate in these situations.  As such, we estimate the additional tax owed in states that have had a history of not repaying their federal loans in a timely manner.

State Regulation

While many states do not explicitly regulate PEOs, 41 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  Insperity is in compliance with the requirements in all 41 states.  Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.

Corporate Office Employees

We had approximately 2,200 corporate employees as of December 31, 2012.  We believe our relations with our corporate employees are good.  None of our corporate employees is covered by a collective bargaining agreement.

Intellectual Property

Insperity currently has registered trademarks, copyrights and other intellectual property.  In connection with our rebranding efforts in 2011, we applied for registration of our new trademarks, several of which are currently pending. We believe that our trademarks as a whole are of considerable importance to our business.

ITEM 1A.  RISK FACTORS.

Factors That May Affect Future Results and the Market Price of Common Stock

Continued Effects of the Economic Recession may Adversely Affect our Industry, Business and Results of Operations

Over the past several years, the United States economy has experienced negative economic conditions and a generally uncertain business environment.  Although conditions have moderately improved over the last three years, the future economic environment may continue to be less favorable than in years past.  The continued effects of the economic recession or a generally uncertain business environment could adversely affect the financial condition and levels of business activity of our clients.  Recent economic conditions have had, and may continue to have, a corresponding negative impact on our operating results as some of our clients may suffer business failures, and others may react to worsening conditions by reducing their employee headcount, lowering their wage and bonus levels, lowering their spending on other human resources benefits and services or determining not to outsource those services to us.  In addition, economic conditions may impair our ability to attract new clients.  The average number of paid worksite employees per month increased 7.5% in 2012 to 125,650 from 116,839 in 2011.  We expect the average number of paid worksite employees per month to be in the range of 123,250 to 123,750 in the first quarter of 2013.  Negative economic conditions could continue to have a material adverse effect on our future financial results.

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

Increases in Health Insurance Premiums or Inability to Secure Replacement Contracts on Competitive Terms could have a Material Adverse Effect on our Financial Condition or Results of Operations

Maintaining health insurance plans that cover worksite employees is a significant part of our business.  Our primary health insurance contract expires on December 31, 2015, subject to cancellation by either party upon 180 days notice.  In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.

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

Health Care Reform could Affect Our Health Insurance Plan and could Lead to a Significant Disruption in our Business

The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act.  The PPACA and Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health & Human Services (“HHS”), and the states.

Beginning in 2014, a number of key provisions of the Act take effect including, the establishment of state insurance exchanges (“Exchanges”), insurance market reforms, “pay or play” penalties on large employers and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third party administrators.   Collectively, these items have the potential to significantly change the insurance marketplace for small and medium sized businesses and how employers provide insurance to employees.  In addition, as a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations.  Generally, the Act and subsequently issued guidance by IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.

We are currently unable to determine the impact of the Act on our benefit plans, business model and future results of operations.  In future periods, the changes may result in increased costs to us and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs.  For additional information related to PPACA, please read Item 1. “Business – Industry Regulations – Patient Protection and Affordable Care Act.”

Increases in Workers’ Compensation Costs or Inability to Secure Replacement Coverage on Competitive Terms could Lead to a Significant Disruption to our Business

Our workers’ compensation coverage has been provided through an arrangement with ACE since 2007.  Under our current arrangement with ACE, we bear the economic burden for the first $1 million layer of claims per occurrence and the economic burden for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed the first $1 million.  ACE bears the burden for all claims in excess of these levels. The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with ACE, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

Workers’ compensation costs are a significant portion of our direct costs.  If we were to experience a sudden and unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.

The current workers’ compensation coverage with ACE expires on September 30, 2013.  In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates may be Limited

We record our SUI tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state.  Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received for purposes of pricing.  Due to adverse economic conditions in recent years and the associated reductions in employment levels, the state unemployment funds have experienced a significant increase in the number of unemployment claims.  Accordingly, state unemployment tax rates increased substantially over the past few years.  Some states have the ability under law to increase unemployment tax rates retroactively to cover deficiencies in the unemployment fund.  In addition, federal unemployment tax rates may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans.  Generally, our contractual agreements allow us to incorporate such increases into our service fees upon the effective date of the rate change.  However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to state unemployment taxes, please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Our Contracts may be Cancelled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients could Materially and Adversely Affect our Financial Conditions and Results of Operations

Our standard CSA can generally be cancelled by us or the client with 30 days notice.  Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In the event we have a high proportion of terminating clients from our mid-market customer base, the financial impact of such an event could be significant.  In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA.  Our client attrition rate was approximately 19% in 2012.  There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate.

Established Competitors and New Market Entrants may have a Competitive Advantage over Us

The human resources services industry, including the PEO industry, is highly fragmented.  Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size or larger.  We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies and human resources consultants.  Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other PEOs such as TriNet.  Other PEOs may offer their PEO services at more competitive prices than we may be able to offer.  Moreover, we expect that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

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

Changes in Federal, State and Local Regulation or our Inability to Obtain Licenses under New Regulatory Frameworks could have a Material Adverse Effect on our Results of Operations or Financial Condition

As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters.  By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws.  However, many of these laws (such as the Act, ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform.  In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship.  Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees and client companies could have a material adverse effect on our results of operations or financial condition.

While many states do not explicitly regulate PEOs, 41 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs and several other states are considering such regulation.  Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states.  In addition, there can be no assurance that we will be able to renew our licenses in all states.

Geographic Market Concentration makes our Results of Operations Vulnerable to Economic Factors

Our Houston, California, and Texas (including Houston) markets accounted for approximately 13%, 18% and 26%, respectively, of our worksite employees for the year ended December 31, 2012.  Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to Texas and California.

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

Potential Disclosure of Sensitive or Private Information could Damage our Reputation and Impact our Operating Results

Unauthorized access or unintentional disclosure of personal or confidential information could damage our reputation and operating results.  While we strive to comply with all applicable data protection laws and regulations, and maintain stringent privacy and security policies and procedures, any failure or perceived failure to adequately protect sensitive information may result in negative publicity and / or proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

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

The Failure of our Insurance Carriers or Financial Institutions could have a Material Adverse Effect on Us

We contract with various insurance carriers to provide certain insurance coverages as a part of our Workforce Optimization solution, which includes health insurance, workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance.  The failure of any insurance carrier providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect upon our business.

Please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information concerning the potential failure of one of our former workers’ compensation carriers.

In conjunction with providing services to clients, we rely on financial institutions to electronically transfer funds for the collection of our comprehensive service fee as well as the payment of wages and associated payroll tax withholdings. Failure by these financial institutions, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

New and Higher Federal, State and Local Taxes could have a Material and Adverse Impact on our Financial Condition and Results of Operations

Many states and municipalities in which we operate have experienced economic slowdowns, as has the nation as a whole.  This decline in economic activity has resulted in reductions of tax revenues and corresponding budget deficits.  In response to the budget shortfalls, many states and municipalities have increased or enacted new taxes on businesses operating within their tax jurisdiction, including but not limited to, business activity taxes and income taxes.  In addition, many federal, state and local taxing agencies have increased their audit activity in an effort to identify additional tax revenues.  New tax assessments on our operations could result in increased costs.  Please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information regarding the tax assessment by the State of Massachusetts.  Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited.  As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.

Failure to Integrate or Realize the Expected Return on our Acquisitions could have a Material and Adverse Impact on our Financial Condition and Results of Operations

We have adopted a strategy to market and sell additional products and services within and outside of the core Workforce Optimization solution.  As a part of this strategy, periodically we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets.  New business strategies including the cross-selling of adjacent business offerings to Workforce Optimization clients and the acquisition or development of new businesses involve risk, including those associated with integrating the operations, technologies and personnel.  Failure to effectively integrate newly acquired businesses could result in us not achieving anticipated revenues and cost savings.  Acquiring new businesses and implementing new selling strategies could also result in the loss of prospective or existing customers, employees or the diversion of management’s attention from other business concerns.

During the fourth quarter of 2012, we recorded an impairment charge of $4.2 million in our Performance Management reporting unit in connection with our annual goodwill impairment assessment.  In addition, based on market conditions or changes in operating plans, the fair value of our other acquired businesses could decline, requiring us to record additional impairment charges for all or portions of the investments.  The failure to effectively implement new selling strategies, the diversion of management’s attention from other business concerns, failure to integrate new acquisitions or the occurrence of impairment, could have a material adverse effect on our financial condition or operating results.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information regarding the impairment charge.

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

Corporate Facilities

Our corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot office campus-style facility.  This 30-acre company-owned office campus includes approximately nine acres of undeveloped land for future expansion.  Development and support operations are located in the Kingwood facility, along with our record retention center and a technology hosting facility.

Service Centers

We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.

The Atlanta service center, which currently services approximately 32% of our worksite employee base, is located in a 40,000 square foot facility under lease until 2014.

The Dallas service center, which currently services approximately 19% of our worksite employee base, is located in a 48,600 square foot facility under lease until 2016.  In addition to the service center, the facility also contains sales operations.

 The Houston service center, which currently services approximately 24% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2014.  In addition to the service center operations, the facility also contains corporate support operations.

The Los Angeles service center, which currently services approximately 25% of our worksite employee base, is located in a 38,000 square foot facility under lease until 2019.

Sales Offices

As of December 31, 2012, we had Workforce Optimization sales and service personnel in 33 facilities located in 25 sales markets throughout the United States.  All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel.  As of December 31, 2012, we had 48 Workforce Optimization sales offices in these 25 markets.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator.  In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets.  We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations, except as discussed in Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages (as of February 4, 2013) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	56	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	64	President
A. Steve Arizpe	55	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	59	Executive Vice President of Sales and Marketing
Douglas S. Sharp	51	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	46	Senior Vice President of Legal, General Counsel and Secretary

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

Richard G. Rawson is President of Insperity and most of its subsidiaries, a Class III director, and has been a director of Insperity since 1989.  He has been President since August 2003.  Before being elected President, he served as Executive Vice President of Administration, Chief Financial Officer and Treasurer of the Company from February 1997 until August 2003.  Prior to that, he served as Senior Vice President, Chief Financial Officer and Treasurer of Insperity since 1989.  Prior to joining Insperity in 1989, Mr. Rawson served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries.  Mr. Rawson has served NAPEO as Chairman of the Accounting Practices Committee and several other offices and became President in 1999-2000.  Mr. Rawson has a Bachelor of Business Administration in finance from the University of Houston and currently serves as Chairman of the Dean’s Advisory Board for C.T. Bauer College of Business.

A. Steve Arizpe has served as Executive Vice President of Client Services and Chief Operating Officer since August 2003.  He joined Insperity in 1989 and has served in a variety of roles, including Houston Sales Manager, Regional Sales Manager and Vice President of Sales.  Prior to joining Insperity, Mr. Arizpe served in sales and sales management roles for NCR Corporation and Clarke-American. He has also served as a director of the Texas Chapter of NAPEO.  Mr. Arizpe graduated from Texas A&M University in 1979, earning his degree in Business Management.

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

Dan Herink has served as Senior Vice President of Legal, General Counsel and Secretary since May 2008.  Mr. Herink joined Insperity in 2000 as Assistant General Counsel and was promoted to Associate General Counsel in 2002.  He was elected to his current position in May 2007.  Mr. Herink previously served as an attorney at Rodriguez, Colvin & Chaney, L.L.P. and McGinnis, Lochridge & Kilgore, L.L.P.  He earned his Bachelor of Science degree in business administration from the University of Nebraska and a Doctorate of Jurisprudence from The University of Texas School of Law, where he was a member of the Texas Law Review and The Order of the Coif.  Mr. Herink is also a certified public accountant.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “NSP.”  As of February 4, 2013, there were 370 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name.”  The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

2012	High	Low	Dividends per Share

First Quarter	$31.79	$25.62	$0.15
Second Quarter	31.14	24.10	0.17
Third Quarter	28.48	23.94	0.17
Fourth Quarter	33.24	24.95	1.17	(1)

2011

First Quarter	$30.42	$25.13	$0.15
Second Quarter	32.38	28.47	0.15
Third Quarter	32.26	19.88	0.15
Fourth Quarter	27.55	20.91	0.15

(1)	Includes a $1.00 per share special dividend.

Dividend Policy

During 2012 and 2011, we paid dividends of $42.7 million and $15.7 million, respectively, including a special cash dividend of $25.7 million paid in the fourth quarter of 2012.  The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (1)

10/01/2012 –10/31/2012	—	$—	—	829,472
11/01/2012 –11/30/2012	—	—	—	829,472
12/01/2012 –12/31/2012	81,048	31.00	80,983	829,472
Total	81,048	$31.00	80,983	829,472

(1)
Our Board of Directors has authorized a program to repurchase up to 14,500,000 shares of our outstanding common stock.  During the three months ended December 31, 2012, no shares were repurchased under the program; however 65 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of December 31, 2012, we are authorized to repurchase an additional 829,472 shares under the program.  Unless terminated early by resolution of the board of directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

(2)
On November 26, 2012, we commenced a tender modified “Dutch auction” tender offer to purchase up to $50 million in value of our common stock at a price not less than $27.00 per share and not more than $31.00 per share.  The tender offer  expired on December 21, 2012, resulting in the repurchase on December 28, 2012, of 80,983 shares at a price of $31.00 per share, excluding transaction costs.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2007, with the S&P Smallcap 600 Index and the S&P 1500 Composite Human Resources and Employment Services Index.  The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2007.

	12/07	12/08	12/09	12/10	12/11	12/12

Insperity, Inc.	100.00	78.32	87.23	110.88	98.16	133.47
S&P Smallcap 600	100.00	68.93	86.55	109.32	110.43	128.46
S&P 1500 Composite Human Resources and Employment Services	100.00	73.03	96.49	114.35	95.09	106.80

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

	Year ended December 31,
	2012		2011		2010	2009	2008
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$2,158,824		$1,976,219		$1,719,752	$1,653,096	$1,724,434
Gross profit	382,221		351,775		298,536	287,967	343,739
Operating income	67,494	(2)	57,314		37,060	27,033	64,982
Net income	40,402		30,470	(3)	22,440	16,574	45,780
Diluted net income per share	$1.56		$1.16		$0.86	$0.65	$1.76

Balance Sheet Data:
Working capital	$115,706		$126,562		$144,479	$127,627	$98,414
Total assets	750,200		712,259		659,845	576,470	616,840
Total debt/capital lease obligations	—		—		—	—	537
Total stockholders’ equity	240,905		245,207		240,395	223,160	208,479
Cash dividends per share	$1.66	(4)	$0.60		$0.52	$0.52	$0.48

Statistical Data:
Average number of worksite employees paid per month during period	125,650		116,839		107,014	108,736	116,957
Revenues per worksite employee per month(5)	$1,432		$1,410		$1,339	$1,267	$1,229
Gross profit per worksite employee per month	$253		$251		$232	$221	$245
Operating income per worksite employee per month	$45		$41		$29	$21	$46

(1)
Gross billings of $12.992 billion, $11.700 billion, $10.169 billion, $9.856 billion and $10.372 billion, less worksite employee payroll cost of $10.833 billion, $9.724 billion, $8.449 billion, $8.203 billion and $8.648 billion, respectively.

(2)
Includes an impairment charge in the fourth quarter of 2012 of $4.2 million.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(3)
Includes the impact of a $4.4 million loss related to the exchange of an aircraft, and a $3.1 million loss related to a settlement with the State of California.  Please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

(4)	Includes a $1.00 per share special dividend paid in the fourth quarter of 2012.
(5)
Gross billings of $8,617, $8,345, $7,919, $7,553 and $7,391 per worksite employee per month, less payroll cost of $7,185, $6,935, $6,580, $6,286 and $6,162 per worksite employee per month, respectively.

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

Overview

Our long-term strategy continues to be providing the best small and medium-sized businesses in the United States with the opportunity to participate in our unique human resources service offering, thereby leveraging our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR business offering is provided through our PEO services, now known as our Workforce OptimizationTM solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services.  Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month.  We often use the average number of worksite employees paid during a period as our unit of measurement in analyzing and discussing our results of operations.

In addition to Workforce Optimization, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial Services, Expense Management, Retirement Services and Insurance Services, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and SaaS delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization.

We ended 2012 averaging 129,345 paid worksite employees in the fourth quarter, which represents a 6.0% increase over the fourth quarter of 2011.  Approximately 17% of our paid worksite employees were in our mid-market sector for the year ended December 31, 2012, which is defined as companies with 150 to 2,000 worksite employees.  We expect the average number of paid worksite employees per month to be in the range of 123,250 to 123,750 in the first quarter of 2013.

Our 2012 average gross profit per worksite employee per month was $253, a $2 increase over 2011.  Higher gross profit per worksite employee per month in 2012 compared to 2011 was primarily the result of a higher contribution from our direct cost programs.

Operating expenses increased 6.9% in 2012 to $314.7 million. On a per worksite employee per month basis, operating expenses decreased from $210 in 2011 to $208 in 2012.  The 2012 operating expenses included a $4.2 million impairment charge related to our Performance Management reporting unit.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

Our net income in 2012 was $40.4 million, a $9.9 million increase compared to 2011.  We ended 2012 with working capital of $115.7 million.  During 2012, we paid $42.7 million in dividends and repurchased shares at a cost of $16.9 million.

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

Operating Expenses

•
Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees and their associated average pay and any additional incentive compensation.  Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology, administrative support personnel and those associated with our ABUs.

•	Stock-based compensation – Our stock-based compensation relates to the recognition of non-cash compensation expense over the vesting period of restricted stock awards.

•
Commissions – Commission expense consists primarily of amounts paid to sales managers and BPAs.  Commissions are based on the number of new accounts sold and a percentage of revenue generated by such personnel.

•
Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Insperity ChampionshipTM presented by UnitedHealthcare® sponsorship.  In 2011, certain costs incurred as a result of our rebranding initiative are also included in advertising.

•	General and administrative expenses – Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices
•	outside professional service fees related to legal, consulting and accounting services, and acquisition transaction expenses
•	administrative costs, such as postage, printing and supplies
•	employee travel expenses
•	technology and facility repairs and maintenance costs
•	rebranding initiative costs in 2011

•
Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, technology infrastructure and that associated with our acquisitions.

•
Impairment charge – Non-cash expense associated with the decline in fair value of intangible assets, including goodwill.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

Income Taxes

Our provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes and non-deductible expenses.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, stock-based compensation and depreciation.  Changes in these items are reflected in our financial statements through a deferred income tax provision.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, client bad debts, income taxes, property and equipment, goodwill and other intangibles, and contingent liabilities.  We base these estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Benefits costs – We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets.  The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2012, Plan Costs were less than the premiums paid and owed to United by $18.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $9.5 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2012, were $10.5 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

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

The following table illustrates the sensitivity of changes in the completion rates on our estimate of total benefit costs of $939.5 million in 2012:

Change in Completion Rate	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(18,064)	$7,370
(1.0)%	(7,226)	2,948
1.0%	7,226	(2,948)
2.5%	18,064	(7,370)

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2012 and 2011, Insperity reduced accrued workers’ compensation costs by $13.1 million and $11.4 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2012 and 2011 was 0.6% and 1.1%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $51.6 million in 2012:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(2,491)	$1,470
(2.5)%	(1,246)	735
2.5%	1,246	(735)
5.0%	2,491	(1,470)

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2012, we received $2.5 million for the return of excess claim funds related to the ACE program, which reduced deposits.  As of December 31, 2012, we had restricted cash of $47.1 million and deposits of $64.2 million.  We have estimated and accrued $111.7 million in incurred workers’ compensation claim costs as of December 31, 2012.  Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

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

To mitigate this risk, we have established very tight credit policies.  We generally require our Workforce Optimization clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date.  In addition, we maintain the right to terminate the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee.  As a result of these efforts, losses related to customer nonpayment have historically been low as a percentage of revenues.  However, if our clients’ financial conditions were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

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

•
Goodwill and other intangibles – Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and is written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite.  Our purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, which ranges from three to 10 years.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2012		2011		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $12.992 billion and $11.700 billion, less worksite employee payroll cost of $10.833 billion and $9.724 billion, respectively)	$2,158,824		$1,976,219		9.2%
Gross profit	382,221		351,775		8.7%
Operating expenses	314,727	(1)	294,461		6.9%
Operating income	67,494		57,314		17.8%
Other income (expense)	796		(6,539	)(2)	112.2%
Net income	40,402		30,470		32.6%
Diluted net income per share of common stock	1.56		1.16		34.5%

Statistical Data:
Average number of worksite employees paid per month	125,650		116,839		7.5%
Revenues per worksite employee per month(3)	$1,432		$1,410		1.6%
Gross profit per worksite employee per month	253		251		0.8%
Operating expenses per worksite employee per month	208		210		(1.0)%
Operating income per worksite employee per month	45		41		9.8%
Net income per worksite employee per month	27		22		22.7%

(1)
Includes an impairment charge in the fourth quarter of 2012 of $4.2 million.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(2)
Includes the impact of a $4.4 million loss related to the exchange of an aircraft, and a $3.1 million loss related to a settlement with the State of California.  Please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

(3)	Gross billings of $8,617 and $8,345 per worksite employee per month, less payroll cost of $7,185 and $6,935 per worksite employee per month, respectively.

Revenues

Our revenues in 2012, which represent gross billings net of worksite employee payroll cost, increased 9.2% compared to 2011, due to a 1.6%, or $22 increase in revenues per worksite employee per month and a 7.5% increase in the average number of worksite employees paid per month.  The 1.6% increase in revenues per worksite employee per month was due primarily to increases in the benefits and payroll tax pricing to offset increases in these direct costs.

By region, our Workforce Optimization revenue change from 2011 and distribution for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,			Year ended December 31,
	2012	2011	% Change	2012	2011
	(in thousands)			(% of total revenue)

Northeast	$560,455	$513,075	9.2%	26.3%	26.3%
Southeast	198,049	192,116	3.1%	9.3%	9.9%
Central	312,373	282,503	10.6%	14.7%	14.5%
Southwest	595,379	561,908	6.0%	28.0%	28.9%
West	461,427	397,363	16.1%	21.7%	20.4%
	2,127,683	1,946,965	9.3%	100.0%	100.0%
Other revenue	31,141	29,254	6.5%
Total revenue	$2,158,824	$1,976,219	9.2%

Other revenue is comprised primarily of revenues generated by our ABUs.

Our growth in the number of worksite employees paid is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During 2012, new client sales and client retention declined, while the net change in existing clients remained flat compared to 2011.  As a result, our year-over-year growth in worksite employees paid per month during 2012 was 7.5% compared to 9.2% during 2011.

Gross Profit

Gross profit increased 8.7% to $382.2 million compared to 2011.  The average gross profit per worksite employee increased 0.8% to $253 per month in 2012 versus $251 in 2011.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.

While our revenues per worksite employee per month increased 1.6% to $1,432 in 2012 versus 2011, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.7% to $1,179 per worksite employee per month.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $8 per worksite employee per month, or 3.5%, on a per covered employee basis compared to 2011.  The percentage of worksite employees covered under our health insurance plan was 72.1% in 2012 versus 73.7% in 2011.  Please read “—Critical Accounting Policies and Estimates – Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 9.8%, or $1 per worksite employee per month compared to 2011.  As a percentage of non-bonus payroll cost, workers’ compensation costs remained flat at 0.54% compared to 2011.  During 2012, we recorded reductions in workers’ compensation costs of $13.1 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $11.4 million, or 0.13% of non-bonus payroll costs in 2011.  The 2012 period costs include the impact of a 0.6% discount rate used to accrue workers’ compensation loss claims, compared to a 1.1% discount rate used in the 2011 period.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 9.9%, or $11 per worksite employee per month compared to 2011, due primarily to an 11.4% increase in total payroll cost in 2012 as compared to 2011.  Payroll taxes as a percentage of payroll cost decreased to 7.05% in 2012 compared to 7.15% in 2011.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$168,807	$155,233	8.7%	$112	$111	0.9%
Stock–based compensation	9,814	8,601	14.1%	7	6	16.7%
Commissions	14,515	13,451	7.9%	10	10	—
Advertising	21,586	26,613	(18.9)%	14	19	(26.3)%
General and administrative expenses	77,564	75,345	2.9%	50	53	(5.7)%
Impairment charge	4,191	—	—	3	—	—
Depreciation and amortization	18,250	15,218	19.9%	12	11	9.1%
Total operating expenses	$314,727	$294,461	6.9%	$208	$210	(1.0)%

Operating expenses increased 6.9% to $314.7 million compared to 2011.  The 2012 operating expenses included a $4.2 million impairment charge incurred in connection with our annual goodwill impairment assessment of our Performance Management reporting unit.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.  Operating expenses per worksite employee per month decreased to $208 in 2012 from $210 in 2011.  The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 8.7%, or $1 per worksite employee per month compared to 2011, primarily due to a 6.1% rise in headcount.

•
Stock-based compensation increased 14.1%, or $1 per worksite employee per month compared to 2011, due primarily to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors.  Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

•	Commissions expense increased 7.9%, but remained flat on a per worksite employee per month basis compared to 2011.

•	Advertising costs decreased 18.9%, or $5 per worksite employee per month compared to 2011, primarily due to the non-recurrence of expenses related to our 2011 rebranding initiative.

•
General and administrative expenses increased 2.9%, but decreased $3 per worksite employee per month, primarily due to increased professional fees and office expenses, partially offset by the non-recurrence of expenses related to our 2011 rebranding initiative.

•
Depreciation and amortization expense increased 19.9%, or $1 per worksite employee per month compared to 2011, primarily due to investments in our technology infrastructure and amortization associated with our acquisitions.

Other Income (Expense)

Other income was $0.8 million in 2012 compared to other expense of $6.5 million in 2011, primarily due to a $4.4 million loss in 2011 related to the exchange of an aircraft, and a $3.1 million loss in 2011 related to a settlement with the State of California.  Please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

Income Tax Expense

During 2012 we incurred federal and state income tax expense of $27.9 million on pre-tax income of $68.3 million.  Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, offset slightly by tax-exempt interest income.  Our effective income tax rate was 40.8% in 2012 compared to 40.0% in 2011.

Net Income

Net income for 2012 was $40.4 million, or $1.56 per diluted share, compared to $30.5 million, or $1.16 per diluted share in 2011.  On a per worksite employee per month basis, net income was $27 in 2012 compared to $22 in 2011.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2011		2010	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $11.700 billion and $10.169 billion, less worksite employee payroll cost of $9.724 billion and $8.449 billion, respectively)	$1,976,219		$1,719,752	14.9%
Gross profit	351,775		298,536	17.8%
Operating expenses	294,461		261,476	12.6%
Operating income	57,314		37,060	54.7%
Other income (expense)	(6,539	)(1)	961	(780.4)%
Net income	30,470		22,440	35.8%
Diluted net income per share of common stock	1.16		0.86	34.9%

Statistical Data:
Average number of worksite employees paid per month	116,839		107,014	9.2%
Revenues per worksite employee per month(2)	$1,410		$1,339	5.3%
Gross profit per worksite employee per month	251		232	8.2%
Operating expenses per worksite employee per month	210		204	2.9%
Operating income per worksite employee per month	41		29	41.4%
Net income per worksite employee per month	22		17	29.4%

(1)
Includes the impact of a $4.4 million loss related to the exchange of an aircraft, and a $3.1 million loss related to a settlement with the State of California.  Please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

(2)	Gross billings of $8,345 and $7,919 per worksite employee per month, less payroll cost of $6,935 and $6,580 per worksite employee per month, respectively.

Revenues

Our revenues in 2011, which represent gross billings net of worksite employee payroll cost, increased 14.9% compared to 2010, due to a 5.3%, or $71 increase in revenues per worksite employee per month and a 9.2% increase in the average number of worksite employees paid per month.  The 5.3% increase in revenues per worksite employee per month was due primarily to increases in the benefits and payroll tax pricing to offset increases in these direct costs.

By region, our Workforce Optimization revenue change from 2010 and distribution for the years ended December 31, 2011 and 2010 were as follows:

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

•
Depreciation and amortization expense decreased $1 per worksite employee per month, but increased 2.1% compared to the 2010 period due to investments in our technology infrastructure and amortization associated with our acquisitions.

Other Income (Expense)

Other expense was $6.5 million in 2011 compared to other income of $961,000 in 2010, primarily due to a $4.4 million loss related to the exchange of an aircraft and a $3.1 million loss related to a settlement with the State of California in the third quarter of 2011.  Please read Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

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

	Year ended December 31,
	2012	2011	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$10,832,966	$9,723,990	11.4%
Less: bonus payroll cost	1,326,442	1,059,677	25.2%
Non-bonus payroll cost	$9,506,524	$8,664,313	9.7%

Payroll cost per worksite employee (GAAP)	$7,185	$6,935	3.6%
Less: Bonus payroll cost per worksite employee	880	755	16.6%
Non-bonus payroll cost per worksite employee	$6,305	$6,180	2.0%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions, debt service requirements and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $281.4 million in cash, cash equivalents and marketable securities at December 31, 2012, of which approximately $158.2 million was payable in early January 2013 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $13.5 million were customer prepayments that were payable in January 2013.  At December 31, 2012, we had working capital of $115.7 million compared to $126.6 million at December 31, 2011.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2013.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

In September 2011, we completed the financing for a four-year, $100 million revolving credit facility (“Facility”), with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at December 31, 2012.  Please read Note 7 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Our cash flows from operating activities in 2012 were $90.8 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our Workforce Optimization clients.  Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the year ended December 31, 2012, which the last business day of the reporting period ended on a Monday, client prepayments were $13.5 million and accrued worksite employee payroll was $150.1 million.  In the year ended December 31, 2011, which ended on a Friday, client prepayments were $10.4 million and accrued worksite employee payroll was $130.3 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $46.7 million in 2012 and $41.5 million in 2011.  However, our estimates of workers’ compensation loss costs were $36.9 million and $35.3 million in 2012 and 2011, respectively.  During 2012 and 2011, we received $2.5 million and $10.0 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in an $18.5 million surplus, $9.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2012.  The premiums owed to United at December 31, 2012, were $10.5 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 32.6% to $40.4 million in 2012 from $30.5 million in 2011.  Please read “Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011.”

Cash Flows From Investing Activities

Our cash flows from investing activities were $17.9 million during 2012.  We invested $17.6 million in capital expenditures, primarily related to our technology infrastructure.  We also invested $37.8 million, net, in marketable securities and $2.4 million in acquisitions.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities were $55.3 million during 2012, primarily due to $16.9 million in share repurchases and $42.7 million in dividends paid, including a special cash dividend of $25.7 million paid in the fourth quarter.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of
December 31, 2012, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-cancelable operating leases	$42,309	$13,648	$17,726	$8,454	$2,481
Purchase obligations(1)	30,836	6,308	12,706	6,332	5,490
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	$111,685	$45,396	$29,903	$25,196	$11,190
Total contractual cash obligations	$184,830	$65,352	$60,335	$39,982	$19,161

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.
(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

Seasonality, Inflation and Quarterly Fluctuations

We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.  In addition, borrowings under our Facility bear interest at a variable market rate.  As of December 31, 2012, we had not drawn on the Facility.  Please read Note 7 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

The following table presents information about our available-for-sale marketable securities as of December 31, 2012 (dollars in thousands):

	Principal Maturities	Coupon Interest Rate	Effective Yield

2013	$9,055	5.24%	0.64%
2014	6,110	4.92%	0.36%
2015	1,050	3.57%	0.41%
Total	$16,215	5.01%	0.52%
Fair Market Value	$16,904

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is contained in a separate section of this Annual Report.  See “Index to Consolidated Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Ernst & Young, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s audit report are included in our 2012 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

10.2†	Form of Incentive Stock Option Agreement (1997 Plan) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.3†	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.4†	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.5†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.6†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed for the year ended December 31, 2004).
10.7†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended September 30, 2012).
10.8†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed for the quarter ended September 30, 2012).

10.9†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed for the quarter ended September 30, 2012).
10.10	Insperity, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.11
First Amendment to Insperity, Inc. Nonqualified Stock Option Plan, effective August 7, 2001 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.12
Second Amendment to Insperity, Inc. Nonqualified Stock Option Plan, effective January 28, 2003 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.13
Insperity, Inc. Amended and Restated Employee Stock Purchase Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.14
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

10.16†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed for the quarter ended September 30, 2012).
10.17†	Board of Directors Compensation Arrangements (incorporated by reference to the Registrant's Form 8-K dated February 7, 2005).
10.18	Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.19	Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.20(+)
Minimum Premium Financial Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.21(+)
Minimum Premium Administrative Services Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.22(+)
Amended and Restated Security Deposit Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance Company, Hartford, Connecticut (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

10.23(+)
Amendment to Various Agreements between United Healthcare Insurance Company and Insperity Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.24	Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.25(+)
Letter Agreement dated April 21, 2007, between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.26(+)
Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.27(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.28(+)
Letter Agreement dated October 1, 2010, between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed for the year ended December 31, 2010).

10.29(+)*	Letter Agreement dated October 22, 2012, between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company.
10.30	Exchange Agreement for Corporate Aircraft, dated August 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011).
10.31	Credit Agreement dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011).
10.32*	Amendment No. 1 to the Credit Agreement dated December 7, 2012.
21.1*	Subsidiaries of Insperity, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document(1).
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*      Filed herewith.

**   Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) the Consolidated Balance Sheets at December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; and (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 11, 2013.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 11, 2013:

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

* By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

INSPERITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited the accompanying Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insperity, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insperity, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 11, 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012, based on criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insperity, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insperity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2012 of Insperity, Inc. and our report dated February 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 11, 2013

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$264,544	$211,208
Restricted cash	47,149	44,737
Marketable securities	16,904	56,987
Accounts receivable, net:
Trade	6,931	7,893
Unbilled	181,040	158,508
Other	2,415	4,532
Prepaid insurance	15,620	21,300
Other current assets	9,651	11,488
Income taxes receivable	—	2,902
Deferred income taxes	7,211	3,233
Total current assets	551,465	522,788

Property and equipment:
Land	4,115	3,653
Buildings and improvements	68,583	67,496
Computer hardware and software	81,140	76,105
Software development costs	35,866	32,699
Furniture and fixtures	36,717	36,133
Aircraft	35,879	35,866
	262,300	251,952
Accumulated depreciation and amortization	(168,358)	(159,008)
Total property and equipment, net	93,942	92,944

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,000	2,640
Deposits – workers’ compensation	64,201	52,320
Goodwill and other intangible assets, net	23,775	28,433
Other assets	4,817	4,134
Total other assets	104,793	96,527
Total assets	$750,200	$712,259

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2012	December 31, 2011

Current liabilities:
Accounts payable	$3,660	$5,085
Payroll taxes and other payroll deductions payable	178,534	168,652
Accrued worksite employee payroll cost	150,070	130,317
Accrued health insurance costs	13,942	9,427
Accrued workers’ compensation costs	49,484	46,548
Accrued corporate payroll and commissions	23,537	22,383
Other accrued liabilities	12,478	13,814
Income tax payable	4,054	—
Total current liabilities	435,759	396,226

Noncurrent liabilities:
Accrued workers’ compensation costs	64,536	60,054
Deferred income taxes	9,000	10,772
Total noncurrent liabilities	73,536	70,826

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,758 and 30,839 at December 31, 2012 and 2011, respectively	308	309
Additional paid-in capital	133,207	135,871
Treasury stock, at cost – 5,096 and 5,141 shares at December 31, 2012 and 2011, respectively	(133,950)	(134,647)
Accumulated other comprehensive income, net of tax	16	24
Retained earnings	241,324	243,650
Total stockholders’ equity	240,905	245,207
Total liabilities and stockholders’ equity	$750,200	$712,259

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenues (gross billings of $12.992 billion, $11.700 billion and $10.169 billion, less worksite employee payroll cost of $10.833 billion, $9.724 billion and $8.449 billion, respectively)	$2,158,824	$1,976,219	$1,719,752
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,776,603	1,624,444	1,421,216
Gross profit	382,221	351,775	298,536

Operating expenses:
Salaries, wages and payroll taxes	168,807	155,233	146,901
Stock-based compensation	9,814	8,601	8,126
Commissions	14,515	13,451	11,881
Advertising	21,586	26,613	16,447
General and administrative expenses	77,564	75,345	63,214
Impairment charge	4,191	—	—
Depreciation and amortization	18,250	15,218	14,907
	314,727	294,461	261,476
Operating income	67,494	57,314	37,060

Other income (expense):
Interest, net	609	969	991
Other, net	187	(7,508)	(30)

Income before income tax expense	68,290	50,775	38,021

Income tax expense	27,888	20,305	15,581

Net income	$40,402	$30,470	$22,440

Less distributed and undistributed earnings allocated to participating securities	(1,224)	(908)	(657)

Net income allocated to common shares	$39,178	$29,562	$21,783

Basic net income per share of common stock	$1.57	$1.16	$0.86

Diluted net income per share of common stock	$1.56	$1.16	$0.86

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2012	2011	2010

Net income	$40,402	$30,470	$22,440

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	(8)	3	18

Comprehensive income	$40,394	$30,473	$22,458

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total

Balance at December 31, 2009	30,839	$309	$138,551	$(135,712)	$3	$220,009	$223,160
Purchase of treasury stock, at cost	―	―	―	(7,852)	—	―	(7,852)
Exercise of stock options	―	―	(1,963)	9,146	—	―	7,183
Income tax benefit from stock-based compensation, net	―	―	25	—	—	―	25
Stock-based compensation expense	—	—	(966)	9,092	—	—	8,126
Other	―	―	(40)	862	—	―	822
Dividends paid	—	—	—	—	—	(13,527)	(13,527)
Unrealized gain on marketable securities, net of tax	—	—	—	—	18	—	18
Net income	—	—	—	—	—	22,440	22,440
Balance at December 31, 2010	30,839	$309	$135,607	$(124,464)	$21	$228,922	$240,395
Purchase of treasury stock, at cost	―	―	―	(25,079)	—	―	(25,079)
Exercise of stock options	―	―	(1,042)	4,998	—	―	3,956
Income tax benefit from stock-based compensation, net	―	―	1,663	—	—	―	1,663
Stock-based compensation expense	—	—	(416)	9,017	—	—	8,601
Other	―	―	59	881	—	―	940
Dividends paid	—	—	—	—	—	(15,742)	(15,742)
Unrealized gain on marketable securities, net of tax	—	—	—	—	3	—	3
Net income	—	—	—	—	—	30,470	30,470
Balance at December 31, 2011	30,839	$309	$135,871	$(134,647)	$24	$243,650	$245,207
Purchase of treasury stock, at cost	―	―	―	(13,773)	—	―	(13,773)
Repurchase of common stock	(81)	(1)	(3,161)	―	―	―	(3,162)
Exercise of stock options	―	―	(1,630)	3,879	—	―	2,249
Income tax benefit from stock-based compensation, net	―	―	1,751	—	—	―	1,751
Stock-based compensation expense	—	—	289	9,525	—	—	9,814
Other	―	―	87	1,066	—	―	1,153
Dividends paid	—	—	—	—	—	(42,728)	(42,728)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	40,402	40,402
Balance at December 31, 2012	30,758	$308	$133,207	$(133,950)	$16	$241,324	$240,905

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$40,402	$30,470	$22,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,183	15,218	14,950
Loss on exchange of assets	—	4,408	—
Impairment charge	4,191	—	—
Amortization of marketable securities	2,295	2,172	1,650
Stock-based compensation	9,814	8,601	8,126
Deferred income taxes	(5,743)	(46)	1,179
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(2,412)	(3,533)	(4,768)
Accounts receivable	(19,453)	(28,826)	(18,874)
Prepaid insurance	5,680	3,678	(10,494)
Other current assets	1,837	(2,862)	(2,141)
Other assets	(12,924)	(652)	4,180
Accounts payable	(1,425)	1,776	1,136
Payroll taxes and other payroll deductions payable	9,922	23,556	17,499
Accrued worksite employee payroll expense	19,753	20,620	16,559
Accrued health insurance costs	4,515	(5,992)	9,045
Accrued workers’ compensation costs	7,418	8,791	8,748
Accrued corporate payroll, commissions and other accrued liabilities	2,353	(1,871)	9,556
Income taxes payable/receivable	6,392	(1,597)	49
Total adjustments	50,396	43,441	56,400
Net cash provided by operating activities	90,798	73,911	78,840

Cash flows from investing activities:
Marketable securities:
Purchases	(30,680)	(51,397)	(60,003)
Proceeds from maturities	32,619	31,706	18,301
Proceeds from dispositions	35,891	3,907	2,748
Investments and acquisitions, net of cash acquired	(2,410)	(14,555)	(12,918)
Property and equipment:
Purchases	(17,631)	(31,440)	(6,764)
Proceeds from dispositions	69	82	54
Net cash provided by (used in) investing activities	17,858	(61,697)	(58,582)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2012	2011	2010

Cash flows from financing activities:
Purchase of treasury stock	$(13,773)	$(25,079)	$(7,852)
Repurchase of common stock	(3,162)	—	—
Dividends paid	(42,728)	(15,742)	(13,527)
Proceeds from the exercise of stock options	2,249	3,956	7,183
Income tax benefit from stock-based compensation	2,316	2,166	860
Other	(222)	(1,136)	822
Net cash used in financing activities	(55,320)	(35,835)	(12,514)

Net increase (decrease) in cash and cash equivalents	53,336	(23,621)	7,744
Cash and cash equivalents at beginning of year	211,208	234,829	227,085
Cash and cash equivalents at end of year	$264,544	$211,208	$234,829

Supplemental disclosures:
Cash paid for income taxes	$24,924	$19,782	$13,492

In September 2011, we exchanged an existing aircraft with a fair value of $4.0 million and paid an additional $10.0 million to acquire a replacement aircraft, resulting in a non-cash loss of $4.4 million, which is included in other income (expense).

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Our most comprehensive HR business offering is provided through our PEO services, known as Workforce OptimizationTM solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.  We were organized as a corporation in 1986 and have provided PEO services since inception.

In addition to Workforce Optimization, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial Services, Expense Management, Retirement Services and Insurance Services, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization.

We provide our Workforce Optimization solution by entering into a co-employment relationship with our clients, under which Insperity and its clients each take responsibility for certain portions of the employer-employee relationship.  Insperity and its clients designate each party’s responsibilities through its Client Services Agreement (“CSA”), under which Insperity becomes the employer of the employees who work at the client’s location (“worksite employees”) for most administrative and regulatory purposes.

As a co-employer of its worksite employees, we assume many of the rights and obligations associated with being an employer.  We enter into an employment agreement with each worksite employee, thereby maintaining a variety of employer rights, including the right to hire or terminate employees, the right to evaluate employee qualifications or performance, and the right to establish employee compensation levels.  Typically, Insperity only exercises these rights in consultation with its clients or when necessary to ensure regulatory compliance.  The responsibilities associated with our role as employer include the following obligations with regard to our worksite employees: (i) to compensate its worksite employees through wages and salaries; (ii) to pay the employer portion of payroll-related taxes; (iii) to withhold and remit (where applicable) the employee portion of payroll-related taxes; (iv) to provide employee benefit programs; and (v) to provide workers’ compensation insurance coverage.

In addition to our assumption of employer status for our worksite employees, our Workforce Optimization solution also includes other human resources functions for our clients to support the effective and efficient use of personnel in their business operations.  To provide these functions, we maintain a significant staff of professionals trained in a wide variety of human resources functions, including employee training, employee recruiting, employee performance management, employee compensation, and employer liability management.  These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that we are providing appropriate and timely personnel management services.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We provide our Workforce OptimizationTM solution to small and medium-sized businesses in strategically selected markets throughout the United States.  During 2012, 2011 and 2010, Workforce Optimization revenues from Insperity’s Texas markets represented 26%, 27% and 28%, while Workforce Optimization revenues from Insperity’s California markets represented 17%, 16% and 15% of Insperity’s total Workforce Optimization revenues, respectively.

Revenue and Direct Cost Recognition

We account for our Workforce Optimization revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations.  Our Workforce Optimization revenues are derived from our gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

In determining the pricing of the markup component of the gross billings, we take into consideration our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.  As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees.  Our direct costs associated with our revenue generating activities are primarily comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.

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

Concentrations of Credit Risk

Financial instruments that could potentially subject us to concentration of credit risk include accounts receivable and marketable securities.

Cash, Cash Equivalents and Marketable Securities

We invest our excess cash in federal government and municipal-based money market funds and debt instruments of U.S. municipalities.  All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents.  Liquid investments with stated maturities of greater than three months are classified as marketable securities in current assets.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities.  We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date.  At December 31, 2012 and 2011, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value.  Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.  Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments.  We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software, and acquired technologies	1-5 years
Software development costs	3 years
Furniture and fixtures	5-7 years
Aircraft	15-20 years

Software development costs relate primarily to software coding, system interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.  We recognized $2.8 million, $1.6 million and $1.6 million in amortization of capitalized computer software costs in 2012, 2011 and 2010, respectively.  Unamortized computer software costs were $8.2 million and $7.6 million in 2012 and 2011, respectively.

We account for our software products in accordance with ASC 985-20, Costs of Software to be Sold. This Topic establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment.  ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Other Intangible Assets

Our purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, ranging from three to 10 years.

Our goodwill and intangible assets are subject to the provisions of ASC 350, Intangibles – Goodwill and Other. Accordingly, goodwill is tested for impairment on an annual basis or when indicators of impairment exist, and written down when impaired.  Our goodwill impairment test involves a comparison of the fair value of each of our reporting units with its carrying amount.  Fair value is estimated using a discounted cash flow model.  An indication of potential impairment exists if the fair value is less than the carrying value.  The amount of the impairment, if any, is then determined based on an allocation of the reporting unit fair values to individual assets and liabilities.  Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

Health Insurance Costs

We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.

The policy with United provides the majority of our health insurance coverage.  As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, we record the cost of the United portion of the plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.  Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2012, Plan Costs were less than the net premiums paid and owed to United by $18.5 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $9.5 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2012, were $10.5 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (“the ACE Program”) since 2007.  The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether we satisfy our responsibilities.  Through September 30, 2010, we bore the economic burden for the first $1 million layer of claims per occurrence and the insurance carrier was and remains responsible for the economic burden for all claims in excess of such first $1 million layer.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effective October 1, 2010, in addition to bearing the economic burden for the first $1 million layer of claims per occurrence, we also bear the economic burden for those claims exceeding $1 million, up to a maximum aggregate amount of $5 million per policy year.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2012 and 2011, we reduced accrued workers’ compensation costs by $13.1 million and $11.4 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2012 and 2011 were 0.6% and 1.1%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims:

	Year ended December 31,
	2012	2011
	(in thousands)

Beginning balance	$104,791	$96,934
Accrued claims	37,772	36,845
Present value discount	(868)	(1,513)
Paid claims	(30,010)	(27,475)
Ending balance	$111,685	$104,791

Current portion of accrued claims	$47,149	$44,737
Long-term portion of accrued claims	64,536	60,054
	$111,685	$104,791

The current portion of accrued workers’ compensation costs at December 31, 2012 and 2011 includes $2.3 million and $1.8 million, respectively, of workers’ compensation administrative fees.

As of December 31, the undiscounted accrued workers’ compensation costs were $123.4 million in 2012 and $118.3 million in 2011.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.   In 2012, we received $2.5 million for the return of excess claim funds related to the ACE program, which reduced deposits.  As of December 31, 2012, we had restricted cash of $47.1 million and deposits of $64.2 million.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

Stock-Based Compensation

At December 31, 2012, we have three stock-based employee compensation plans.  We account for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We generally make annual grants of restricted and unrestricted stock under our stock-based incentive compensation plans to our directors, officers and other management. Restricted stock grants to officers and other management vest over three to five years from the date of grant.  Annual stock grants issued to directors are
100% vested on the grant date.  Shares of restricted stock are based on fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the vesting period.

Company-Sponsored 401(k) Plans

Under our 401(k) plan for corporate employees (the “Corporate Plan”), we matched 50% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2012, 2011 and 2010.  Under our separate 401(k) plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company.  Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested.  During 2012, 2011 and 2010, we made matching contributions to the Corporate and Worksite Employee Plans of $65.9 million, $58.1 million and $49.6 million, respectively.  Of these contributions, $63.3 million, $55.7 million and $47.5 million were made under the Worksite Employee Plan on behalf of worksite employees.  The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2012 presentation.

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending announcements that will materially impact our financial position or results of operations.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2012	2011
	(in thousands)
Overnight holdings:
Money market funds (cash equivalents)	$255,000	$71,350
Investment holdings:
Money market funds (cash equivalents)	26,087	59,587
Marketable securities	16,904	56,987
	297,991	187,924
Cash held in demand accounts	21,732	113,968
Outstanding checks	(38,275)	(33,697)
Total cash, cash equivalents and marketable securities	$281,448	$268,195

Cash and cash equivalents	$264,544	$211,208
Marketable securities	16,904	56,987
	$281,448	$268,195

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of December 31, 2012 and December 31, 2011, are $158.2 million and $150.8 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $13.5 million and $10.4 million, respectively, in client prepayments.

We account for our financial assets in accordance with ASC 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

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

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
		(in thousands)
	December 31,
	2012	Level 1	Level 2	Level 3

Money market funds	$281,087	$281,087	$—	$—
Municipal bonds	16,904	—	16,904	—
Total	$297,991	$281,087	$16,904	$—

	Fair Value Measurements
		(in thousands)
	December 31,
	2011	Level 1	Level 2	Level 3

Money market funds	$130,937	$130,937	$—	$—
Municipal bonds	56,987	—	56,987	—
Total	$187,924	$130,937	$56,987	$—

The municipal bond securities valued as Level 2 investments are primarily pre-refunded municipal bonds that are secured by escrow funds containing U.S. Government securities. Our valuation techniques used to measure fair value for these securities during the period consisted primarily of third party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.

The following is a summary of our available-for-sale marketable securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
December 31, 2012:

Municipal bonds	$16,878	$29	$(3)	$16,904

December 31, 2011:

Municipal bonds	$56,945	$90	$(48)	$56,987

For the year ended December 31, 2012, we realized a $58,000 gain on sales of available-for-sale marketable securities.  For the years ended December 31, 2011 and 2010, we had no realized gains or losses recognized on sales of available-for-sale marketable securities.

As of December 31, 2012, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$9,301	$9,309
One to five years	7,577	7,595
Total	$16,878	$16,904

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Accounts Receivable

Our accounts receivable is primarily composed of trade receivables and unbilled receivables.  Our trade receivables, which represent outstanding gross billings to customers, are reported net of allowance for doubtful accounts of $1.0 million as of December 31, 2012 and 2011.  We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

We make an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our worksite employees and for the accrued gross billings associated with such wages.  These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations.  We generally require clients to pay invoices for service fees no later than one day prior to the applicable payroll date.  As such, we generally do not require collateral.  Customer prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus we have the legal right of offset for these amounts.  Unbilled accounts receivable consisted of the following:

	December 31,
	2012	2011
	(in thousands)

Accrued worksite employee payroll cost	$150,070	$130,317
Unbilled revenues	44,483	38,564
Customer prepayments	(13,513)	(10,373)
Unbilled accounts receivable	$181,040	$158,508

4.	Deposits

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance.  Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2012, we had $64.2 million in workers’ compensation long-term deposits. Please read Note 1 “Accounting Policies” for a discussion of our accounting policies for workers’ compensation costs.

5.	Goodwill and Other Intangible Assets

The following table provides the gross carrying amount and accumulated amortization for each class of intangible assets and goodwill:

	December 31,
	2012			2011
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortizable intangible assets:
Trademarks	$1,285	$(571)	$714	$1,785	$(742)	$1,043
Customer relationships	9,643	(3,790)	5,853	9,043	(2,809)	6,234
Goodwill	21,156	(3,948)	17,208	21,156	—	21,156
Total goodwill and intangible assets	$32,084	$(8,309)	$23,775	$31,984	$(3,551)	$28,433

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We performed our annual asset impairment testing as of December 31, 2012, the end of our calendar year.  The estimated fair value of our Performance Management reporting unit was less than its related book value and we determined that its goodwill balance was impaired.  Accordingly, step two of the goodwill impairment test was completed for the Performance Management reporting unit, which resulted in an impairment write down to goodwill and other intangible assets totaling $4.2 million in the fourth quarter of 2012.

The following summarizes the changes in the carrying amount of goodwill:

Goodwill
(in thousands)

Balance at December 31, 2010	$14,327
Acquisitions	6,829
Balance at December 31, 2011	21,156
Impairment	(3,948)
Balance at December 31, 2012	$17,208

Our amortization expense related to purchased intangible assets other than goodwill was $1.8 million in 2012, $1.7 million in 2011 and $799,000 in 2010, and is estimated to be $2.0 million in 2013, $2.0 million in 2014, $1.5 million in 2015, $700,000 in 2016 and $527,000 in 2017.

6.	Acquisitions

We account for our acquisitions in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on the fair value at the date of purchase.  All acquisition related costs are expensed as incurred and recorded in operating expenses.  We include operations associated with acquisitions from the date of acquisition forward.

In January 2011, we acquired certain assets from HumanConcepts, a provider of workforce decision support solutions.  We acquired ownership of the OrgPlus desktop software product line (“OrgPlus”), targeted at small and medium-sized businesses, and its associated customer base, as well as a source code license for a SaaS based version. The OrgPlus software facilitates creation, management and communication of detailed organizational charts. The acquisition represents our continued business strategy to expand the sales opportunity of our human resources services as well as the solutions available to our current and prospective clients.  We paid $10.8 million upon the closing of the transaction and paid an additional $1.2 million in 2012 based on the terms of the agreement.

In June 2010, we acquired OneMind Connect, Inc. which conducted business under the name “ExpensAble,” and provides expense report management solutions delivered as both a SaaS and as a desktop software product.  The acquisition of ExpensAble extends the sales opportunity of our human resources services as well as the solutions available to our current and prospective clients.  We paid $5.5 million upon the closing of the transaction and paid an additional $1.3 million in 2011 based on the terms of the agreement.

In July 2010, we acquired certain assets from Galaxy Technologies, Inc. in an effort to expand the sales opportunity of our human resources services as well as the solutions available to our current and prospective clients.  The primary assets acquired include time and attendance software solutions, which are delivered through a SaaS model and as a desktop software product, and the associated customer base.  We paid $7.4 million upon the closing of the transaction and an additional $1.4 million in each of 2011 and 2012, respectively, based on the terms of the purchase agreement.

7.	Revolving Credit Facility

On September 15, 2011, we entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At December 31, 2012, we had not drawn on the Facility.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio.  In December 2012, the Credit Agreement was amended to modify the interest coverage ratio covenant to exclude the impact of the $25.7 million special dividend.  We were in compliance with all financial covenants under the Credit Agreement at December 31, 2012.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Income Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(6,929)	$(9,268)
Depreciation	(8,580)	(8,616)
Software development costs	(3,104)	(2,858)
Amortization	—	(1,210)
Total deferred tax liabilities	(18,613)	(21,952)

Deferred tax assets:
Accrued incentive compensation	4,896	3,877
Net operating loss carryforward	2,057	2,290
Workers’ compensation accruals	5,079	3,744
Accrued rent	1,033	1,132
Stock-based compensation	3,114	2,908
Other	645	610
Total deferred tax assets	16,824	14,561
Valuation allowance	—	(148)
Total net deferred tax assets	16,824	14,413

Net deferred tax liabilities	$(1,789)	$(7,539)

Net current deferred tax assets	$7,211	$3,233
Net noncurrent deferred tax liabilities	(9,000)	(10,772)
	$(1,789)	$(7,539)

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax expense are as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Current income tax expense:
Federal	$29,280	$16,816	$12,668
State	4,351	3,535	1,734
Total current income tax expense	33,631	20,351	14,402
Deferred income tax (benefit) expense:
Federal	(5,363)	47	1,033
State	(380)	(93)	146
Total deferred income tax (benefit) expense	(5,743)	(46)	1,179
Total income tax expense	$27,888	$20,305	$15,581

As a result of nonqualified stock option exercises, disqualifying dispositions of certain employee incentive stock options and vesting of restricted stock awards, we had a net income tax benefit of $1.8 million in 2012, $1.7 million in 2011 and $25,000 in 2010.  The income tax benefit is reported as a component of additional paid-in capital.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)

Expected income tax expense at 35%	$23,901	$17,770	$13,307
State income taxes, net of federal benefit	2,497	2,249	1,273
Nondeductible expenses	1,663	904	1,092
Research and development credit	—	(558)	––
Other, net	(173)	(60)	(91)
Reported total income tax expense	$27,888	$20,305	$15,581

During 2012, we utilized $55,000 of our capital loss carryforwards.  The remaining $345,000 expired at December 31, 2012.  We had a valuation allowance of $345,000 against these related capital loss carryforwards at the time they expired.  At December 31, 2012, we have net operating loss carryforwards totaling approximately $5.4 million that expire from 2021 to 2030 related to our acquisition of ExpensAble.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2012, 2011 and 2010, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2009 through 2011 remain open to examination by the Internal Revenue Service of the United States.

9.	Stockholders’ Equity

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase up to 14,500,000 shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors.  We repurchased 407,400 shares under the Repurchase Program during 2012.  In addition, 107,293 shares were withheld during 2012 to satisfy tax withholding obligations for the vesting of restricted stock awards.  These purchases are not subject to the Repurchase Program.  During 2011, we repurchased 902,521 shares under the Repurchase Program and 108,280 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of December 31, 2012, we were authorized to repurchase an additional 829,472 shares under the Repurchase Program.  Shares repurchased under the Repurchase Program and shares withheld to satisfy tax withholding obligations for the vesting of restricted stock awards are recorded in treasury.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends

The Board declared quarterly dividends of $0.17 per share of common stock in the second, third and fourth quarters of 2012 and $0.15 per share of common stock in the first quarter of 2012 and each quarter of 2011.  Additionally, the Board declared a special dividend of $1.00 per share of common stock in the fourth quarter of 2012, resulting in a total of $42.7 million and $15.7 million in dividends paid in 2012 and 2011, respectively.

Tender Offer for Common Stock

In November 2012, we commenced a modified “Dutch auction” tender offer to purchase up to $50 million in value of our common stock at a price not less than $27.00 per share and not more than $31.00 per share.  The tender offer period expired on December 21, 2012, resulting in the repurchase of 80,983 shares at a per share price of $31.00 and an aggregate price of $3.2 million, including transaction costs.  The shares were immediately retired.

Preferred Stock

At December 31, 2012, 20 million shares of preferred stock were authorized, of which 600,000 shares were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under our Share Purchase Rights Plan (the “Rights Plan”).  Each issued share of our common stock has one preferred stock purchase right attached to it.  No preferred shares have been issued and the rights are not currently exercisable.  The Rights Plan expires on November 13, 2017.

10.	Incentive Plans

The Insperity, Inc. 1997 Incentive Plan, as amended, the 2001 Incentive Plan, as amended, and the 2012 Incentive Plan (collectively, the “Incentive Plans”) provide for options and other stock-based awards that may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries.  At the 2012 Annual Meeting, stockholders approved the 2012 Incentive Plan, which is currently the only plan under which new stock-based awards may be granted.  There are no longer any awards outstanding under the 1997 Incentive Plan, and no new grants may be made under that Plan.  The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards.  The Board may at any time amend or terminate the Incentive Plans.  However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent.  Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.  At December 31, 2012, 1,770,329 shares of common stock were available for future grants under the 2012 Incentive Plan.  The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives.  The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

We recognized $9.8 million, $8.6 million and $8.1 million of compensation expense associated with the restricted stock awards in 2012, 2011 and 2010, respectively. We recognized $4.0 million, $3.4 million and $3.3 million of tax benefits associated with stock-based compensation in 2012, 2011 and 2010, respectively.

Stock Option Awards

The following is a summary of stock option award activity for 2012:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value
	(in thousands)		(in years)	(in thousands)

Outstanding – December 31, 2011	315	$16.67
Granted	—	—
Exercised	(160)	14.05
Cancelled	(3)	25.99
Outstanding – December 31, 2012	152	19.30	3.3	$2,019
Exercisable – December 31, 2012	152	19.30	3.3	$2,019

The intrinsic value of options exercised during the year was $2.5 million in 2012, $2.2 million in 2011 and $2.0 million in 2010.

Restricted Stock Awards

Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock.  Such value is recognized as compensation expense over the corresponding vesting period, three to five years for our shares currently outstanding.  The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $11.7 million, $11.1 million and $6.7 million, respectively.  The weighted average grant date fair value of restricted stock awards during the years ended December 31, 2012, 2011 and 2010 was $30.47, $29.47 and $17.55, respectively.  As of December 31, 2012, unrecognized compensation expense associated with the unvested shares outstanding was $12.2 million and is expected to be recognized over a weighted average period of 22 months.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of restricted stock award activity for 2012:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(in thousands)

Non-vested – December 31, 2011	778	$23.91
Granted	375	30.47
Vested	(383)	22.65
Cancelled/Forfeited	(19)	28.51
Non-vested – December 31, 2012	751	27.70

11.	Net Income Per Share

We utilize the two-class method to compute net income per share.  The two-class method allocates a portion of net income to participating securities, which include unvested awards of share-based payments with non-forfeitable rights to receive dividends.  Net income allocated to unvested share-based payments is excluded from net income allocated to common shares.  Any undistributed losses resulting from dividends exceeding net income are not allocated to participating securities.  Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options.

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year ended December 31,
	2012	2011	2010
	(in thousands)

Net income	$40,402	$30,470	$22,440
Less distributed and undistributed earnings allocated to participating securities	(1,224)	(908)	(657)
Net income allocated to common shares	$39,178	$29,562	$21,783

Weighted average common shares outstanding	25,007	25,405	25,254
Incremental shares from assumed conversions of common stock options	60	92	114
Adjusted weighted average common shares outstanding	25,067	25,497	25,368

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	29	29	372

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Leases

We lease various office facilities, furniture, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses.  Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively.  Rental expense relating to all operating leases was $13.8 million, $14.0 million and $14.0 million in 2012, 2011 and 2010, respectively.  At December 31, 2012, future minimum rental payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)

2013	$13,648
2014	10,658
2015	7,068
2016	5,196
2017	3,258
Thereafter	2,481
Total minimum lease payments	$42,309

13.	Commitments and Contingencies

We enter into non-cancelable fixed purchase and service obligations in the ordinary course of business.  These arrangements primarily consist of advertising commitments and service contracts.  At December 31, 2012, future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2013	$6,308
2014	7,006
2015	5,700
2016	4,902
2017	1,430
Thereafter	5,490
Total obligations	$30,836

We are a defendant in various lawsuits and claims arising in the normal course of business.  Management believes it has valid defenses in these cases and is defending them vigorously.  While the results of litigation cannot be predicted with certainty, except as set forth below, management believes the final outcome of such litigation will not have a material adverse effect on our financial position or results of operations.

Massachusetts Tax Assessment

During the fourth quarter of 2012, we received assessments of approximately $2.5 million, including interest and penalties, related to the alleged underpayment of corporate income taxes to the State of Massachusetts for tax years 2006 through 2008.  In 2009, we received similar assessments of approximately $470,000, including interest and penalties, which covered tax years 2003 through 2005.  We believe the assessments are without merit and intend to vigorously contest them.  At this time, we are unable to determine the ultimate outcome of this matter.  However, in the event the State of Massachusetts succeeds with enforcement of the assessments, we may be required to pay some or all of the assessments, which would reduce net income and could have a material adverse effect on net income in the reported period.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The guaranty associations in some states, including Texas, may assert that state law allows them to recover the amount of benefits paid by the guaranty association along with associated administration and defense costs from an insured with a net worth exceeding certain specified levels.  If an Order of Liquidation is entered and if one or more guaranty associations were to seek recovery from us for open claims with Lumbermens Mutual, we may be required to repay those amounts.  While we are not certain when or if Lumbermens Mutual will be placed into liquidation or whether any state guaranty association will ultimately assert a claim against us, we intend to vigorously assert any and all available defenses to any such claim.  We estimate the outstanding claims that may be subject to such contentions from state guaranty associations to range from $2.9 million to $5.0 million as of December 31, 2012.  In the event state guaranty associations attempt to seek recovery from us and are successful, we would be required to pay such claims, which would reduce net income and could have a material adverse effect on net income in the reported period.

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

For the period January 1, 2010, through September 30, 2011, we accrued approximately $2.5 million in Pennsylvania sales tax.  As we believed our PEO services were not subject to the sales tax, we reduced our accrual for such amounts in the fourth quarter of 2011.

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

One procedural defense included in our appeal asserts that the EDD failed to meet the statutory requirement related to serving a proper notice within the stipulated time frame and that all of the statutes of limitations concerning the EDD’s ability to reassess or modify unemployment tax rates for the periods addressed in the Notice had expired (“Notification Defense”).  During 2010, a California Circuit Court issued a ruling in favor of the EDD regarding a dispute involving a taxpayer who made arguments similar to our Notification Defense. The Supreme Court of California subsequently denied the taxpayer’s petition for review.  We subsequently received a statement of account from the EDD indicating taxes, penalties and interest due of approximately $8.1 million.

While still denying all liability, we entered into a written agreement with the EDD in September 2011 to fully and finally settle this dispute (the “Settlement Agreement”).  Pursuant to the terms of the Settlement Agreement, we agreed to pay $3.1 million (the “Settlement Amount”) to the EDD.  The Settlement Amount of $3.1 million was paid and recorded in other income (expense) during the year ended December 31, 2011.

14.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30		Sept. 30		Dec. 31
	(in thousands, except per share amounts)
2012:

Revenues	$595,177	$519,256		$511,953		$532,438
Gross profit	103,004	87,294	(1)	98,420		93,503
Operating income	23,046	9,415		19,140		15,893	(2)
Net income	13,884	5,621		11,452		9,445
Basic net income per share	0.54	0.22		0.45		0.34	(3)
Diluted net income per share	0.54	0.22		0.45		0.34	(3)

2011:

Revenues	$536,381	$472,903		$471,821		$495,114
Gross profit	90,959	83,841		87,029		89,946	(4)
Operating income	15,129	11,400		14,094		16,691
Net income	8,786	6,741		4,099	(5)	10,844
Basic net income per share	0.33	0.25		0.16		0.42
Diluted net income per share	0.33	0.25		0.16		0.42

(1)
Included in the results for the second quarter of 2012 is a $2.9 million reduction to payroll tax expense related to a refund of Pennsylvania sales taxes.  Please read Note 13, “Commitments and Contingencies,” for additional information.

(2)
Included in the results for the fourth quarter of 2012 is a $4.2 million impairment charge, related to our Performance Management reporting unit.  Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

(3)
Under the two-class earnings per share method, undistributed losses resulting from dividends exceeding net income are not allocated to participating securities.  This resulted in a $0.03 earnings per share decrease in the fourth quarter of 2012.  Please read Note 11, “Net Income Per Share,” for additional information.

(4)
Included in the results for the fourth quarter of 2011 is a $2.5 million adjustment related to the reversal of Pennsylvania sales taxes accrued in prior periods.  Please read Note 13, “Commitments and Contingencies,” for additional information.

(5)
Included in the results for the third quarter of 2011 is a $4.4 million loss related to the exchange of an aircraft and a $3.1 million loss related to a settlement with the State of California.  Please read Note 13, “Commitments and Contingencies,” for additional information on the settlement with the State of California.