Form 10-Q
period 2013-03-31
INSPERITY, INC.
filed 2013-04-29
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _______________ to _______________

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

As of April 22, 2013, 25,536,653 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Part I

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31, 2013	December 31, 2012
	(Unaudited)

Current assets:
Cash and cash equivalents	$227,432	$264,544
Restricted cash	47,374	47,149
Marketable securities	51,397	16,904
Accounts receivable, net:
Trade	2,465	6,931
Unbilled	196,141	181,040
Other	2,594	2,415
Prepaid insurance	16,887	15,620
Other current assets	13,759	9,651
Deferred income taxes	3,110	7,211
Total current assets	561,159	551,465

Property and equipment:
Land	4,115	4,115
Buildings and improvements	69,012	68,583
Computer hardware and software	82,801	81,140
Software development costs	36,284	35,866
Furniture and fixtures	36,712	36,717
Aircraft	35,879	35,879
	264,803	262,300
Accumulated depreciation and amortization	(172,653)	(168,358)
Total property and equipment, net	92,150	93,942

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,000	3,000
Deposits – workers’ compensation	67,528	64,201
Goodwill and other intangible assets, net	23,274	23,775
Other assets	4,600	4,817
Total other assets	107,402	104,793
Total assets	$760,711	$750,200

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2013	December 31, 2012
	(Unaudited)

Current liabilities:
Accounts payable	$2,202	$3,660
Payroll taxes and other payroll deductions payable	183,511	178,534
Accrued worksite employee payroll cost	168,715	150,070
Accrued health insurance costs	7,484	13,942
Accrued workers’ compensation costs	49,902	49,484
Accrued corporate payroll and commissions	15,523	23,537
Other accrued liabilities	15,348	12,478
Income taxes payable	4,774	4,054
Total current liabilities	447,459	435,759

Noncurrent liabilities:
Accrued workers’ compensation costs	65,702	64,536
Deferred income taxes	8,162	9,000
Total noncurrent liabilities	73,864	73,536

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	133,898	133,207
Treasury stock, at cost	(144,998)	(133,950)
Accumulated other comprehensive income, net of tax	32	16
Retained earnings	250,148	241,324
Total stockholders’ equity	239,388	240,905
Total liabilities and stockholders’ equity	$760,711	$750,200

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues (gross billings of $3.332 billion and $3.231 billion, less worksite employee payroll cost of $2.720 billion and $2.636 billion, respectively)	$611,836	$595,177

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	503,718	492,173

Gross profit	108,118	103,004

Operating expenses:
Salaries, wages and payroll taxes	48,211	43,323
Stock-based compensation	2,310	2,155
Commissions	3,207	3,435
Advertising	5,250	4,755
General and administrative expenses	21,986	22,078
Depreciation and amortization	5,145	4,212
	86,109	79,958
Operating income	22,009	23,046

Other income (expense):
Interest, net	69	164
Other, net	9	124
Income before income tax expense	22,087	23,334
Income tax expense	8,914	9,450
Net income	$13,173	$13,884

Less distributed and undistributed earnings allocated to participating securities	(383)	(402)

Net income allocated to common shares	$12,790	$13,482

Basic net income per share of common stock	$0.51	$0.54

Diluted net income per share of common stock	$0.51	$0.54

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$13,173	$13,884

Other comprehensive income:

Unrealized gains on available-for-sale securities, net of tax	16	35

Comprehensive income	$13,189	$13,919

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income	Earnings	Total

Balance at December 31, 2012	30,758	$308	$133,207	$(133,950)	$16	$241,324	$240,905
Purchase of treasury stock, at cost	―	―	―	(13,498)	—	―	(13,498)
Exercise of stock options	―	―	(127)	245	—	―	118
Income tax benefit from stock-based compensation, net	―	―	483	—	—	―	483
Stock-based compensation expense	—	—	318	1,992	—	—	2,310
Other	―	―	17	213	—	―	230
Dividends paid	—	—	—	—	—	(4,349)	(4,349)
Unrealized gain on marketable securities, net of tax	—	—	—	—	16	—	16
Net income	—	—	—	—	—	13,173	13,173
Balance at March 31, 2013	30,758	$308	$133,898	$(144,998)	$32	$250,148	$239,388

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$13,173	$13,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,135	4,212
Amortization of marketable securities	441	657
Stock-based compensation	2,310	2,155
Deferred income taxes	3,252	5,341
Changes in operating assets and liabilities:
Restricted cash	(225)	(331)
Accounts receivable	(10,814)	(5,028)
Prepaid insurance	(1,267)	(3,362)
Other current assets	(4,108)	(41)
Other assets	(3,109)	(3,570)
Accounts payable	(1,458)	(1,648)
Payroll taxes and other payroll deductions payable	4,977	9,339
Accrued worksite employee payroll expense	18,645	14,523
Accrued health insurance costs	(6,458)	(227)
Accrued workers’ compensation costs	418	547
Accrued corporate payroll, commissions and other accrued liabilities	(3,978)	(5,362)
Income taxes payable/receivable	538	2,167
Total adjustments	4,299	19,372
Net cash provided by operating activities	17,472	33,256

Cash flows from investing activities:
Marketable securities:
Purchases	(40,046)	(1,443)
Proceeds from dispositions	4,138	—
Proceeds from maturities	1,001	850
Investments and acquisitions	—	(1,200)
Property and equipment	(2,843)	(3,435)
Net cash used in investing activities	(37,750)	(5,228)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from financing activities:
Purchase of treasury stock	$(13,498)	$(3,253)
Dividends paid	(4,349)	(3,899)
Proceeds from the exercise of stock options	118	803
Income tax benefit from stock-based compensation	665	1,401
Other	230	260
Net cash used in financing activities	(16,834)	(4,688)

Net increase (decrease) in cash and cash equivalents	(37,112)	23,340
Cash and cash equivalents at beginning of period	264,544	211,208
Cash and cash equivalents at end of period	$227,432	$234,548

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States.  For the three months ended March 31, 2013 and 2012, Workforce Optimization revenues from our Texas markets represented 25% and 26%, while Workforce Optimization revenues from our California markets represented 17% of our total Workforce Optimization revenues in both the 2013 and the 2012 periods.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2012. Our Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at March 31, 2013 and the Consolidated Statements of Operations, Comprehensive Income and Cash Flows for the periods ended March 31, 2013 and 2012, and Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2013, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies

Health Insurance Costs

We provide group health insurance coverage to our worksite employees through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.8 million as of March 31, 2013, and is reported as a long-term asset.  As of March 31, 2013, Plan Costs were less than the net premiums paid and owed to United by $16.8 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $7.8 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at March 31, 2013 were $4.0 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the three months ended March 31, 2013 and March 31, 2012, we reduced our workers’ compensation costs by $3.6 million and $3.5 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S.  Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2013 and 2012 were 0.5% and 1.0%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Beginning balance, January 1,	$111,685	$104,791
Accrued claims	9,134	9,495
Present value discount	(160)	(347)
Paid claims	(7,583)	(6,976)
Ending balance	$113,076	$106,963

Current portion of accrued claims	$47,374	$45,068
Long-term portion of accrued claims	65,702	61,895
	$113,076	$106,963

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at March 31, 2013 includes $2.5 million of workers’ compensation administrative fees.

As of March 31, 2013 and 2012, the undiscounted accrued workers’ compensation costs were $124.3 million and $120.1 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  As of March 31, 2013, we had restricted cash of $47.4 million and deposits of $67.5 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31,	December 31,
	2013	2012
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$178,040	$255,000
Investment Holdings
Money market funds (cash equivalents)	38,722	26,087
Marketable securities	51,397	16,904
	268,159	297,991
Cash held in demand accounts	22,345	21,732
Outstanding checks	(11,675)	(38,275)
Total cash, cash equivalents and marketable securities	$278,829	$281,448

Cash and cash equivalents	$227,432	$264,544
Marketable securities	51,397	16,904
	$278,829	$281,448

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of March 31, 2013 and December 31, 2012, are $169.6 million and $158.2 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $11.9 million and $13.5 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets
•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs
•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	March 31,
	2013	Level 1	Level 2	Level 3

Money market funds	$216,762	$216,762	$—	$—
Municipal bonds	51,397	—	51,397	—
Total	$268,159	$216,762	$51,397	$—

	Fair Value Measurements
	(in thousands)
	December 31,
	2012	Level 1	Level 2	Level 3

Money market funds	$281,087	$281,087	$—	$—
Municipal bonds	16,904	—	16,904	—
Total	$297,991	$281,087	$16,904	$—

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

The following is a summary of our available-for-sale marketable securities:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(in thousands)
March 31, 2013:
Municipal bonds	$51,342	$56	$(1)	$51,397

December 31, 2012:
Municipal bonds	$16,878	$29	$(3)	$16,904

During the periods ended March 31, 2013 and 2012, we had no realized gains or losses recognized on sales of marketable securities.

As of March 31, 2013, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$23,231	$23,255
One to five years	28,111	28,142
Total	$51,342	$51,397

4.	Revolving Credit Facility

We have a $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures on September 15, 2015.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At March 31, 2013, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility.

5.	Stockholders’ Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  During the three months ended March 31, 2013, 356,653 shares were repurchased under the Repurchase Program and 115,558 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of March 31, 2013, we were authorized to repurchase an additional 472,819 shares under the program.

The Board declared quarterly dividends of $0.17 per share of common stock in the first quarter of 2013, and $0.15 per share of common stock in the first quarter of 2012, resulting in a total of $4.3 million and $3.9 million, respectively, in dividends paid during the first three months of each year.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net income	$13,173	$13,884
Less distributed and undistributed earnings allocated to participating securities	(383)	(402)
Net income allocated to common shares	$12,790	$13,482

Weighted average common shares outstanding	24,897	25,087
Incremental shares from assumed conversions of common stock options	30	71
Adjusted weighted average common shares outstanding	24,927	25,158

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	16	16

7.	Commitments and Contingencies

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

Lumbermens Mutual Casualty Company

In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ended September 2003, Lumbermens Mutual Casualty Company, formerly known as Kemper, (“Lumbermens Mutual”) made the decision to substantially cease underwriting operations and voluntarily entered into “run-off.”  In July 2012, Lumbermens Mutual announced that an agreed order of rehabilitation had been entered against it in Cook County, Illinois.  Under the order, the Director of the Illinois Department of Insurance was vested with control over Lumbermens Mutual property and decision-making.  The Director publicly announced that claims will continue to be paid during the rehabilitation process, and he intends to use the period before an order of liquidation is entered to work with state guaranty associations to prepare for the orderly transition of claim handling responsibilities to such funds once such an order is entered.  On March 18, 2013, the Director filed a verified complaint seeking an order of liquidation against Lumbermens Mutual that also seeks a declaration of insolvency.  The court has not yet ruled on the March 18, 2013 complaint.

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

The guaranty associations in some states, including Texas, may assert that state law allows them to recover the amount of benefits paid by the guaranty association along with associated administration and defense costs from an insured with a net worth exceeding certain specified levels.  If an Order of Liquidation is entered and if one or more guaranty associations were to seek recovery from us for open claims with Lumbermens Mutual, we may be required to repay those amounts.  While we are not certain when or if Lumbermens Mutual will be placed into liquidation or whether any state guaranty association will ultimately assert a claim against us, we intend to vigorously assert any and all available defenses to any such claim.  We estimate the outstanding claims that may be subject to such contentions from state guaranty associations to range from $2.9 million to $5.0 million as of March 31, 2013.  In the event state guaranty associations attempt to seek recovery from us and are successful, we would be required to pay such claims, which would reduce net income and could have a material adverse effect on net income in the reported period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as well as our Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

We believe we have implemented the accounting pronouncements with a material impact on our financial statements.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

The following table presents certain information related to our results of operations:

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.332 billion and $3.231 billion, less worksite employee payroll cost of $2.720 billion and $2.636 billion, respectively)	$611,836	$595,177	2.8%
Gross profit	108,118	103,004	5.0%
Operating expenses	86,109	79,958	7.7%
Operating income	22,009	23,046	(4.5)%
Other income (expense)	78	288	(72.9)%
Net income	13,173	13,884	(5.1)%
Diluted net income per share of common stock	0.51	0.54	(5.6)%

Statistical Data:
Average number of worksite employees paid per month	123,391	121,938	1.2%
Revenues per worksite employee per month(1)	$1,653	$1,627	1.6%
Gross profit per worksite employee per month	292	282	3.5%
Operating expenses per worksite employee per month	233	219	6.4%
Operating income per worksite employee per month	59	63	(6.3)%
Net income per worksite employee per month	36	38	(5.3)%

(1)	Gross billings of $9,002 and $8,833 per worksite employee per month, less payroll cost of $7,349 and $7,206 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2013 increased 2.8% over the 2012 period, primarily due to a 1.2% increase in the average number of worksite employees paid per month and a 1.6%, or $26 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the first quarter of 2012 and distribution for the quarters ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012	% Change	2013	2012
	(in thousands)			(% of total revenues)

Northeast	$162,289	$158,965	2.1%	26.9%	27.0%
Southeast	55,685	53,348	4.4%	9.2%	9.1%
Central	89,749	87,294	2.8%	14.9%	14.8%
Southwest	164,061	163,806	0.2%	27.2%	27.9%
West	131,689	124,606	5.7%	21.8%	21.2%
	603,473	588,019	2.6%	100.0%	100.0%
Other revenue	8,363	7,158	16.8%
Total revenue	$611,836	$595,177	2.8%

Other revenue is comprised primarily of revenues generated by our Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first quarter of 2013, the net change in existing clients and client retention declined, while worksite employees paid from new client sales increased over the first quarter of 2012.

Gross Profit

Gross profit for the first quarter of 2013 increased 5.0% over the first quarter of 2012 to $108.1 million.  The average gross profit per worksite employee increased 3.5% to $292 per month in the 2013 period from $282 per month in the 2012 period.  Included in gross profit in 2013 is a $13 per worksite employee per month contribution from our Adjacent Businesses compared to $10 per worksite employee per month in the 2012 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues increased 1.6% per worksite employee per month and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.2% per worksite employee per month compared to the first quarter of 2012.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $19 per worksite employee per month, or 3.6% on a cost per covered employee basis compared to the first quarter of 2012.  The percentage of worksite employees covered under our health insurance plans was 72.4% in the 2013 period compared to 72.8% in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 1.1%, or $1 per worksite employee per month compared to the first quarter of 2012.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.53% in the 2013 period compared to 0.56% in the 2012 period.  During the 2013 period, we recorded reductions in workers’ compensation costs of $3.6 million, or 0.15% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $3.5 million, or 0.15% of non-bonus payroll costs in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 0.7%, but decreased $3 per worksite employee per month compared to the first quarter of 2012.  Payroll taxes as a percentage of payroll cost were 9.4% in the 2013 period compared to 9.6% in the 2012 period.  Payroll taxes increased due to a 3.2% increase in total payroll cost, partially offset by lower state unemployment tax rates in 2013.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$48,211	$43,323	11.3%	$130	$119	9.2%
Stock–based compensation	2,310	2,155	7.2%	6	6	—
Commissions	3,207	3,435	(6.6)%	9	9	—
Advertising	5,250	4,755	10.4%	14	13	7.7%
General and administrative expenses	21,986	22,078	(0.4)%	60	60	—
Depreciation and amortization	5,145	4,212	22.2%	14	12	16.7%
Total operating expenses	$86,109	$79,958	7.7%	$233	$219	6.4%

Operating expenses increased 7.7% to $86.1 million compared to $80.0 million in the first quarter of 2012.  Operating expenses per worksite employee per month increased to $233 in the 2013 period from $219 in the 2012 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 11.3%, or $11 per worksite employee per month compared to the 2012 period.  This increase was due to a 4.9% rise in headcount primarily related to an increase in the number of Business Performance Advisors, and higher incentive compensation accruals resulting from improved operating results.

•
Stock-based compensation increased 7.2%, but remained flat on a per worksite employee per month basis compared to the 2012 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense decreased 6.6%, but remained flat on a per worksite employee per month basis compared to the 2012 period.

•	Advertising costs increased 10.4%, or $1 per worksite employee per month compared to the 2012 period, primarily due to increased spending on business promotions.

•	General and administrative expenses decreased 0.4%, but remained flat on a per worksite employee per month basis compared to the 2012 period.

•
Depreciation and amortization expense increased 22.2%, or $2 per worksite employee per month compared to the 2012 period, primarily due to investments in our technology infrastructure and amortization associated with our acquisitions.

Income Tax Expense

Our effective income tax rate was 40.4% in the 2013 period compared to 40.5% in the 2012 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $59 and $36 in the 2013 period, versus $63 and $38 in the 2012 period.

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

	Three Months Ended March 31,
	2013	2012	% Change
GAAP to non-GAAP reconciliation:	(in thousands, except per worksite employee per month data)

Payroll cost (GAAP)	$2,720,512	$2,636,129	3.2%
Less: Bonus payroll cost	342,565	367,823	(6.9)%
Non-bonus payroll cost	$2,377,947	$2,268,306	4.8%

Payroll cost per worksite employee per month (GAAP)	$7,349	$7,206	2.0%
Less: Bonus payroll cost per worksite employee per month	925	1,005	(8.0)%
Non-bonus payroll cost per worksite employee per month	$6,424	$6,201	3.6%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $278.8 million in cash, cash equivalents and marketable securities at March 31, 2013, of which approximately $169.6 million was payable in early April 2013 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $11.9 million were customer prepayments that were payable in April 2013.  At March 31, 2013, we had working capital of $113.7 million compared to $115.7 million at December 31, 2012.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2013.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $100 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at March 31, 2013.  Please read Note 4 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2013 was $17.5 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the period ended March 31, 2013, the last business day of the reporting period was a Friday and client prepayments were $11.9 million and accrued worksite employee payroll was $168.7 million.  In the period ended March 31, 2012, the last business day of the reporting period was also a Friday and client prepayments were $10.7 million and accrued worksite employee payroll was $144.8 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $11.1 million in the first three months of 2013 and $10.6 million in the first three months of 2012.  However, our estimate of workers’ compensation loss costs was $9.0 million in 2013 and $9.1 million in 2012, respectively.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At March 31, 2013, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $16.8 million surplus, $7.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at March 31, 2013, were $4.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 5.1% to $13.2 million in the three months ended March 31, 2013, compared to $13.9 million in the three months ended March 31, 2012.  Please read “Results of Operations – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.”

Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $37.8 million for the three months ended March 31, 2013, primarily due to marketable securities purchases, net of maturities and dispositions, of $34.9 million.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities were $16.8 million for the three months ended March 31, 2013, including $13.5 million in stock repurchases and $4.3 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of March 31, 2013, we had not drawn on the Facility.  Please read Note 4 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 7 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  Forward-looking statements involve a number of risks and uncertainties.  In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results.  We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made.  These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are: (i) continued effects of the economic recession and general economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation contracts at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers and other insurers, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (v) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll, payroll taxes and benefits costs; (viii) our liability for disclosure of sensitive or private information; (ix) our ability to integrate or realize expected return on our acquisitions; and (x) an adverse final judgment or settlement of claims against Insperity.  These factors are discussed in further detail in our 2012 Annual Report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 19, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

There have been no material changes in the risk factors disclosed pursuant to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended March 31, 2013, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
01/01/2013 – 01/31/2013	—		$—	—	829,472
02/01/2013 – 02/28/2013	452,211	(2)	28.60	336,653	492,819
03/01/2013 – 03/31/2013	20,000		28.35	20,000	472,819
Total	472,211		$28.58	356,653	472,819

(1)
Our Board has approved a program to repurchase up to 14,500,000 shares of our outstanding common stock.  During the three months ended March 31, 2013, 356,653 shares were repurchased under the program and 115,558 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of March 31, 2013, we were authorized to repurchase an additional 472,819 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS

(a)	List of exhibits.

10.1	(+)*
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company.

10.2	(+)*
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2008, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company.

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

*              Filed with this report.

**            Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012; (iii) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iv) the Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2013; (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: April 29, 2013	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)