Form 10-Q
period 2013-06-30
INSPERITY, INC.
filed 2013-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.
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

As of July 25, 2013, 25,611,985 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)

Current assets:
Cash and cash equivalents	$178,493	$264,544
Restricted cash	47,467	47,149
Marketable securities	52,686	16,904
Accounts receivable, net:
Trade	2,743	6,931
Unbilled	194,985	181,040
Other	2,676	2,415
Prepaid insurance	17,742	15,620
Other current assets	9,384	9,651
Deferred income taxes	4,125	7,211
Total current assets	510,301	551,465

Property and equipment:
Land	4,115	4,115
Buildings and improvements	68,695	68,583
Computer hardware and software	84,102	81,140
Software development costs	37,184	35,866
Furniture and fixtures	36,828	36,717
Aircraft	35,879	35,879
	266,803	262,300
Accumulated depreciation and amortization	(175,593)	(168,358)
Total property and equipment, net	91,210	93,942

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,000	3,000
Deposits – workers’ compensation	69,947	64,201
Goodwill and other intangible assets, net	22,775	23,775
Other assets	2,085	4,817
Total other assets	106,807	104,793
Total assets	$708,318	$750,200

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2013	December 31, 2012
	(Unaudited)

Current liabilities:
Accounts payable	$2,605	$3,660
Payroll taxes and other payroll deductions payable	129,682	178,534
Accrued worksite employee payroll cost	172,229	150,070
Accrued health insurance costs	5,274	13,942
Accrued workers’ compensation costs	50,281	49,484
Accrued corporate payroll and commissions	17,265	23,537
Other accrued liabilities	14,415	12,478
Income taxes payable	39	4,054
Total current liabilities	391,790	435,759

Noncurrent liabilities:
Accrued workers’ compensation costs	66,868	64,536
Deferred income taxes	8,183	9,000
Total noncurrent liabilities	75,051	73,536

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	134,349	133,207
Treasury stock, at cost	(142,468)	(133,950)
Accumulated other comprehensive income (loss), net of tax	(3)	16
Retained earnings	249,291	241,324
Total stockholders’ equity	241,477	240,905
Total liabilities and stockholders’ equity	$708,318	$750,200

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues (gross billings of $3.167 billion, $3.039 billion, $6.499 billion and $6.271 billion, less worksite employee payroll cost of $2.620 billion, $2.520 billion, $5.340 billion and $5.156 billion, respectively)	$547,274	$519,256	$1,159,110	$1,114,433

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	449,528	431,962	953,246	924,135

Gross profit	97,746	87,294	205,864	190,298

Operating expenses:
Salaries, wages and payroll taxes	45,689	40,047	93,900	83,370
Stock-based compensation	3,292	2,801	5,602	4,956
Commissions	3,533	3,506	6,740	6,941
Advertising	9,720	8,566	14,970	13,321
General and administrative expenses	20,039	18,494	42,025	40,572
Depreciation and amortization	5,245	4,465	10,390	8,677
	87,518	77,879	173,627	157,837
Operating income	10,228	9,415	32,237	32,461

Other income (expense):
Interest, net	60	156	129	320
Other, net	(2,676)	20	(2,667)	144
Income before income tax expense	7,612	9,591	29,699	32,925
Income tax expense	4,124	3,970	13,038	13,420
Net income	$3,488	$5,621	$16,661	$19,505

Less distributed and undistributed earnings allocated to participating securities	(124)	(162)	(481)	(564)

Net income allocated to common shares	$3,364	$5,459	$16,180	$18,941

Basic net income per share of common stock	$0.14	$0.22	$0.65	$0.75

Diluted net income per share of common stock	$0.14	$0.22	$0.65	$0.75

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$3,488	$5,621	$16,661	$19,505

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	(35)	(1)	(19)	34

Comprehensive income	$3,453	$5,620	$16,642	$19,539

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2013
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2012	30,758	$308	$133,207	$(133,950)	$16	$241,324	$240,905
Purchase of treasury stock, at cost	—	—	—	(15,122)	—	—	(15,122)
Exercise of stock options	—	—	(494)	1,352	—	—	858
Income tax benefit from stock-based compensation, net	—	—	709	—	—	—	709
Stock-based compensation expense	—	—	877	4,725	—	—	5,602
Other	—	—	50	527	—	—	577
Dividends paid	—	—	—	—	—	(8,694)	(8,694)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	16,661	16,661
Balance at June 30, 2013	30,758	$308	$134,349	$(142,468)	$(3)	$249,291	$241,477

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$16,661	$19,505
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,377	8,652
Impairment charge	2,679	—
Amortization of marketable securities	1,029	1,279
Stock-based compensation	5,602	4,956
Deferred income taxes	2,281	1,001
Changes in operating assets and liabilities:
Restricted cash	(318)	157
Accounts receivable	(10,018)	(5,495)
Prepaid insurance	(2,122)	3,148
Other current assets	267	3,355
Other assets	(5,698)	(4,991)
Accounts payable	(1,055)	(2,212)
Payroll taxes and other payroll deductions payable	(48,852)	(46,062)
Accrued worksite employee payroll expense	22,159	14,568
Accrued health insurance costs	(8,668)	441
Accrued workers’ compensation costs	797	2,382
Accrued corporate payroll, commissions and other accrued liabilities	(2,003)	(7,515)
Income taxes payable/receivable	(4,259)	4,090
Total adjustments	(37,802)	(22,246)
Net cash used in operating activities	(21,141)	(2,741)

Cash flows from investing activities:
Marketable securities:
Purchases	(45,642)	(14,818)
Proceeds from dispositions	4,564	13,401
Proceeds from maturities	4,236	—
Cash exchanged for acquisitions	—	(1,200)
Property and equipment	(6,640)	(8,331)
Net cash used in investing activities	(43,482)	(10,948)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from financing activities:
Purchase of treasury stock	$(15,122)	$(11,741)
Dividends paid	(8,694)	(8,285)
Proceeds from the exercise of stock options	858	1,044
Income tax benefit from stock-based compensation	953	1,434
Other	577	619
Net cash used in financing activities	(21,428)	(16,929)

Net decrease in cash and cash equivalents	(86,051)	(30,618)
Cash and cash equivalents at beginning of period	264,544	211,208
Cash and cash equivalents at end of period	$178,493	$180,590

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our most comprehensive HR business offering is provided through our professional employer organization (“PEO”) services, known as Workforce Optimization™, which encompasses a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.

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

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States.  For the six months ended June 30, 2013 and 2012, Workforce Optimization revenues from our Texas markets represented 25% and 26%, respectively, while Workforce Optimization revenues from our California markets represented 18% and 17%, respectively, of our total Workforce Optimization revenues.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2012. Our Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at June 30, 2013 and our Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, and our Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $2.8 million as of June 30, 2013, and is reported as a long-term asset.  As of June 30, 2013, Plan Costs were less than the net premiums paid and owed to United by $14.9 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $5.9 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at June 30, 2013 were $1.9 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the six months ended June 30, 2013 and 2012, we reduced our workers’ compensation costs by $6.5 million and $6.7 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S.  Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2013 and 2012 were 0.5% and 0.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
	2013	2012
	(in thousands)

Beginning balance, January 1,	$111,685	$104,791
Accrued claims	19,194	19,164
Present value discount	(345)	(532)
Paid claims	(16,199)	(15,179)
Ending balance	$114,335	$108,244

Current portion of accrued claims	$47,467	$44,580
Long-term portion of accrued claims	66,868	63,664
	$114,335	$108,244

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at June 30, 2013 includes $2.8 million of workers’ compensation administrative fees.

As of June 30, 2013 and 2012, the undiscounted accrued workers’ compensation costs were $125.1 million and $120.9 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In the first half of 2012, we received $2.5 million for the return of excess claim funds related to the ACE Program, which reduced deposits. As of June 30, 2013, we had restricted cash of $47.5 million and deposits of $69.9 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2013	December 31, 2012
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$135,260	$255,000
Investment Holdings
Money market funds (cash equivalents)	37,233	26,087
Marketable securities	52,686	16,904
	225,179	297,991
Cash held in demand accounts	18,313	21,732
Outstanding checks	(12,313)	(38,275)
Total cash, cash equivalents and marketable securities	$231,179	$281,448

Cash and cash equivalents	$178,493	$264,544
Marketable securities	52,686	16,904
	$231,179	$281,448

Our cash and overnight holdings fluctuate based on the timing of clients' payroll processing cycles.  Included in the cash balance as of June 30, 2013 and December 31, 2012, are $117.3 million and $158.2 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $14.8 million and $13.5 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	June 30, 2013	Level 1	Level 2	Level 3

Money market funds	$172,493	$172,493	$—	$—
Municipal bonds	52,686	—	52,686	—
Total	$225,179	$172,493	$52,686	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2012	Level 1	Level 2	Level 3

Money market funds	$281,087	$281,087	$—	$—
Municipal bonds	16,904	—	16,904	—
Total	$297,991	$281,087	$16,904	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
June 30, 2013
Municipal bonds	$52,691	$33	$(38)	$52,686

December 31, 2012
Municipal bonds	$16,878	$29	$(3)	$16,904

During the periods ended June 30, 2013 and 2012, we had no realized gains or losses recognized on sales of marketable securities.

As of June 30, 2013, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$28,920	$28,939
One to five years	23,771	23,747
Total	$52,691	$52,686

4.	Other Assets

In 2011, we acquired a minority interest in The Receivables Exchange ("TRE"), an online marketplace for the sale of accounts receivable for $2.8 million. TRE recently issued similar securities at per share amounts substantially below the per share book value of our investment. Accordingly, we valued the investment based on a similar security market transaction, which is a Level 2 valuation technique. This resulted in a non-cash impairment charge of $2.7 million, which is included in other income (expense) in our Consolidated Statements of Operations, during the second quarter of 2013. Due to federal income tax limitations on capital losses, no tax benefit associated with the impairment was recognized.

5.	Revolving Credit Facility

We have a $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures on September 15, 2015.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At June 30, 2013, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility.

6.	Stockholders' Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  In May 2013, the Board increased the authorized number of shares to be repurchased under the program by one million.  During the six months ended June 30, 2013, 415,627 shares were repurchased under the Repurchase Program and 116,747 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2013, we were authorized to repurchase an additional 1,413,845 shares under the program.

The Board declared quarterly dividends of $0.17 per share of common stock in the first and second quarters of 2013 and quarterly dividends of $0.15 and $0.17 per share of common stock in the first and second quarters of 2012, respectively, resulting in a total of $8.7 million and $8.3 million, respectively, in dividends paid during the first six months of each year.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$3,488	$5,621	$16,661	$19,505
Less distributed and undistributed earnings allocated to participating securities	(124)	(162)	(481)	(564)
Net income allocated to common shares	$3,364	$5,459	$16,180	$18,941

Weighted average common shares outstanding	24,820	25,095	24,858	25,091
Incremental shares from assumed conversions of common stock options	24	60	27	66
Adjusted weighted average common shares outstanding	24,844	25,155	24,885	25,157

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	16	42	16	29

8.	Commitments and Contingencies

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

Lumbermens Mutual Casualty Company

In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ended September 2003, Lumbermens Mutual Casualty Company, formerly known as Kemper, (“Lumbermens Mutual”) made the decision to substantially cease underwriting operations and voluntarily entered into “run-off."  In July 2012, Lumbermens Mutual announced that an agreed order of rehabilitation had been entered against it in Cook County, Illinois.  Under the order, the Director of the Illinois Department of Insurance was vested with control over Lumbermens Mutual property and decision-making.  In an order effective May 10, 2013, the Circuit Court of Cook County, Illinois, found that Lumbermens was insolvent and ordered its liquidation.

The entry of a liquidation order has triggered the transition of claim handling responsibilities for Lumbermens Mutual's open claims to state guaranty associations around the country. Guaranty associations are non-profit organizations created by statute for the purpose of protecting policyholders from severe financial losses and preventing delays in claim payments due to the insolvency of an insurer.  They do this by assuming responsibility for the payment of claims that would otherwise have been paid by the insurer had it not become insolvent.  Each state has one or more guaranty association(s), with each association handling certain types of insurance.  Insurance companies are required to be members of the state guaranty association as a condition of being licensed to do business in the state.

The guaranty associations in some states, including Texas, may assert that state law allows them to recover the amount of benefits paid by the guaranty association along with associated administration and defense costs from an insured with a net worth exceeding certain specified levels.  If one or more guaranty associations were to seek recovery from us for open claims with Lumbermens Mutual, we may be required to repay those amounts.  While we are not certain whether any state guaranty association will ultimately assert a claim against us, we intend to vigorously assert any and all available defenses to any such claim.  We estimate the outstanding claims that may be subject to such contentions from state guaranty associations to range from $1.1 million to $5.0 million as of June 30, 2013.  In the event state guaranty associations attempt to seek recovery from us and are successful, we would be required to pay such claims, which would reduce net income and could have a material adverse effect on net income in the reported period.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012.

The following table presents certain information related to our results of operations:

	Three Months Ended June 30,
	2013	2012	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.167 billion and $3.039 billion, less worksite employee payroll cost of $2.620 billion and $2.520 billion, respectively)	$547,274	$519,256	5.4%
Gross profit	97,746	87,294	12.0%
Operating expenses	87,518	77,879	12.4%
Operating income	10,228	9,415	8.6%
Other income (expense)	(2,616)	176	—
Net income	3,488	5,621	(37.9)%
Diluted net income per share of common stock	0.14	0.22	(36.4)%

Statistical Data:
Average number of worksite employees paid per month	126,696	124,219	2.0%
Revenues per worksite employee per month(1)	$1,440	$1,393	3.4%
Gross profit per worksite employee per month	257	234	9.8%
Operating expenses per worksite employee per month	230	209	10.0%
Operating income per worksite employee per month	27	25	8.0%
Net income per worksite employee per month	9	15	(40.0)%
 ____________________________________

(1)	Gross billings of $8,332 and $8,156 per worksite employee per month, less payroll cost of $6,892 and $6,763 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2013 increased 5.4% over the 2012 period, primarily due to a 2.0% increase in the average number of worksite employees paid per month and a 3.4%, or $47 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the second quarter of 2012 and distribution for the quarters ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change	2013	2012
	(in thousands)			(% of total revenue)

Northeast	$141,054	$134,571	4.8%	26.2%	26.3%
Southeast	51,435	47,534	8.2%	9.6%	9.3%
Central	78,941	74,295	6.3%	14.7%	14.5%
Southwest	148,042	142,968	3.5%	27.5%	28.0%
West	119,082	111,672	6.6%	22.0%	21.9%
	538,554	511,040	5.4%	100.0%	100.0%
Other revenue(1)	8,720	8,216	6.1%
Total revenue	$547,274	$519,256	5.4%
_____________________________

(1) Comprised primarily of revenues generated by Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the second quarter of 2013, the net change in existing clients and worksite employees paid from new client sales was consistent with 2012, while retention improved over the second quarter of 2012.

Gross Profit

Gross profit for the second quarter of 2013 increased 12.0% over the second quarter of 2012 to $97.7 million.  The average gross profit per worksite employee increased 9.8% to $257 per month in the 2013 period from $234 per month in the 2012 period.  Included in gross profit in 2013 is a $14 per worksite employee per month contribution from our Adjacent Businesses compared to $12 per worksite employee per month in the 2012 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues increased 3.4% per worksite employee per month and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.1% to $1,183 per worksite employee per month in the second quarter of 2013 versus $1,159 in the second quarter of 2012.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $5 per worksite employee per month, or 1.0% on a cost per covered employee basis compared to the second quarter of 2012.  Included in 2013 benefits costs is a reduction of $3.4 million, or $9 per worksite employee per month, for lower than expected claim costs and premium taxes related to prior periods. The 2012 benefits costs included $2.4 million, or $6 per worksite employee per month, in claim costs for higher than expected run-off of claims incurred in prior periods. The percentage of worksite employees covered under our health insurance plans was 72.1% in the 2013 period compared to 72.2% in the 2012 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies– Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 9.3%, or $2 per worksite employee per month compared to the second quarter of 2012.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.55% in the 2013 period compared to 0.53% in the 2012 period. During the 2013 period, we recorded reductions in workers’ compensation costs of $3.0 million, or 0.12% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $3.4 million, or 0.15% of non-bonus payroll costs in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 5.6%, or $17 per worksite employee per month compared to the second quarter of 2012 primarily due to the 4.0% increase in payroll costs and a $2.9 million, or $8 per worksite employee per month, credit recognized in 2012 related to a Pennsylvania tax matter. Payroll taxes as a percentage of payroll cost were 7.1% in the 2013 period compared to 7.0% in the 2012 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$45,689	$40,047	14.1%	$120	$107	12.1%
Stock-based compensation	3,292	2,801	17.5%	9	8	12.5%
Commissions	3,533	3,506	0.8%	9	9	—
Advertising	9,720	8,566	13.5%	25	23	8.7%
General and administrative expenses	20,039	18,494	8.4%	53	50	6.0%
Depreciation and amortization	5,245	4,465	17.5%	14	12	16.7%
Total operating expenses	$87,518	$77,879	12.4%	$230	$209	10.0%

Operating expenses increased 12.4% to $87.5 million compared to $77.9 million in the second quarter of 2012.  Operating expenses per worksite employee per month increased to $230 in the 2013 period from $209 in the 2012 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 14.1% or $13 per worksite employee per month compared to the 2012 period.  This increase was due to a 6.0% rise in headcount and higher incentive compensation accruals resulting from improved operating results.

•
Stock-based compensation increased 17.5%, or $1 per worksite employee per month compared to the 2012 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 0.8%, but remained flat on a per worksite employee per month basis compared to the 2012 period.

•
Advertising costs increased 13.5%, or $2 per worksite employee per month compared to the 2012 period, primarily due to increased spending on health care reform related advertising and business promotions.

•
General and administrative expenses increased 8.4%, or $3 per worksite employee per month compared to the 2012 period, primarily due to increased travel and training, rent and repairs and maintenance, partially offset by reductions in professional services.

•
Depreciation and amortization expense increased 17.5%, or $2 per worksite employee per month compared to the 2012 period, primarily due to investments in our technology infrastructure and amortization associated with our Adjacent Business investments.

Other Income (Expense)

Other expense increased $2.8 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to a non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 4 to the Consolidated Financial Statements, "Other Assets," for additional information.

Income Tax Expense

Our effective income tax rate was 54.2% in the 2013 period compared to 41.4% in the 2012 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses, including the 2013 non-cash impairment charge related to our minority investment in The Receivables Exchange. Due to federal income tax limitations on capital losses, no tax benefit associated with the impairment was recognized. Please read Note 4 to the Consolidated Financial Statements, "Other Assets," for additional information.

Operating and Net Income

Operating and net income per worksite employee per month was $27 and $9 in the 2013 period, versus $25 and $15 in the 2012 period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.

The following table presents certain information related to our results of operations:

	Six Months Ended June 30,
	2013	2012	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $6.499 billion and $6.271 billion, less worksite employee payroll cost of $5.340 billion and $5.156 billion, respectively)	$1,159,110	$1,114,433	4.0%
Gross profit	205,864	190,298	8.2%
Operating expenses	173,627	157,837	10.0%
Operating income	32,237	32,461	(0.7)%
Other income (expense)	(2,538)	464	—
Net income	16,661	19,505	(14.6)%
Diluted net income per share of common stock	0.65	0.75	(13.3)%

Statistical Data:
Average number of worksite employees paid per month	125,044	123,079	1.6%
Revenues per worksite employee per month(1)	$1,545	$1,509	2.4%
Gross profit per worksite employee per month	274	258	6.2%
Operating expenses per worksite employee per month	231	214	7.9%
Operating income per worksite employee per month	43	44	(2.3)%
Net income per worksite employee per month	22	26	(15.4)%
 ____________________________________

(1)	Gross billings of $8,663 and $8,491 per worksite employee per month, less payroll cost of $7,118 and $6,982 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2013 increased 4.0% over the 2012 period, primarily due to a 1.6% increase in the average number of worksite employees paid per month and a 2.4%, or $36 increased in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the first six months of 2012 and distribution for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012
	(in thousands)			(% of total revenue)

Northeast	$303,344	$293,536	3.3%	26.6%	26.7%
Southeast	107,121	100,882	6.2%	9.4%	9.2%
Central	168,691	161,589	4.4%	14.8%	14.7%
Southwest	312,102	306,774	1.7%	27.3%	27.9%
West	250,771	236,278	6.1%	21.9%	21.5%
	1,142,029	1,099,059	3.9%	100.0%	100.0%
Other revenue(1)	17,081	15,374	11.1%
Total revenue	$1,159,110	$1,114,433	4.0%
______________________________

(1) Comprised primarily of revenues generated by Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first six months of 2013, the net change in existing clients and client retention declined compared to the 2012 period, while worksite employees paid from new client sales improved over the first six months of 2012.

Gross Profit

Gross profit for the first six months of 2013 increased 8.2% over the first six months of 2012 to $205.9 million.  The average gross profit per worksite employee increased 6.2% to $274 per month in the 2013 period from $258 per month in the 2012 period.  Included in gross profit in 2013 is a $14 per worksite employee per month contribution from our Adjacent Businesses compared to $11 per worksite employee per month in the 2012 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues increased 2.4% per worksite employee per month and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.6% to $1,271 per worksite employee per month compared to $1,251 in the first six months of 2012.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $12 per worksite employee per month, or 2.3% on a cost per covered employee basis compared to the first six months of 2012.  Included in 2013 benefits costs is a reduction of $3.4 million, or $5 per worksite employee per month, for lower than expected claim costs and premium taxes related to prior periods. The 2012 benefits costs included $2.4 million, or $3 per worksite employee per month in claim costs for higher than expected run-off of claims incurred in prior periods. The percentage of worksite employees covered under our health insurance plans was 72.3% in the 2013 period compared to 72.5% in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 4.0%, or $1 per worksite employee per month compared to the first six months of 2012.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.54% in the 2013 period compared to 0.55% in the 2012 period.  During the 2013 period, we recorded reductions in workers’ compensation costs of $6.5 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $6.7 million, or 0.15% of non-bonus payroll costs in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 2.7%, or $6 per worksite employee per month compared to the first six months of 2012, primarily due to the 3.6% increase in payroll costs and a $2.9 million, or $4 per worksite employee per month credit recognized in 2012 related to a Pennsylvania tax matter. Payroll taxes as a percentage of payroll cost were 8.3% in both the 2013 and 2012 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$93,900	$83,370	12.6%	$125	$113	10.6%
Stock-based compensation	5,602	4,956	13.0%	7	7	—
Commissions	6,740	6,941	(2.9)%	9	9	—
Advertising	14,970	13,321	12.4%	20	18	11.1%
General and administrative expenses	42,025	40,572	3.6%	56	55	1.8%
Depreciation and amortization	10,390	8,677	19.7%	14	12	16.7%
Total operating expenses	$173,627	$157,837	10.0%	$231	$214	7.9%

Operating expenses increased 10.0% to $173.6 million compared to $157.8 million in the first six months of 2012.  Operating expenses per worksite employee per month increased to $231 in the 2013 period from $214 in the 2012 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 12.6%, or $12 per worksite employee per month compared to the 2012 period.  This increase was due to a 5.5% rise in headcount and higher incentive compensation accruals resulting from improved operating results.

•
Stock-based compensation increased 13.0%, but remained flat on a per worksite employee per month basis compared to the 2012 period, due primarily to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense decreased 2.9%, but remained flat on a per worksite employee per month basis compared to the 2012 period.

•
Advertising costs increased 12.4%, or $2 per worksite employee per month compared to the 2012 period, primarily due to increased spending on health care reform related advertising and business promotions.

•
General and administrative expenses increased 3.6%, or $1 per worksite employee per month compared to the 2012 period, primarily due to increased travel and training and repairs and maintenance, partially offset by reductions in professional services.

•
Depreciation and amortization expense increased 19.7%, or $2 per worksite employee per month compared to the 2012 period, primarily due to investments in our technology infrastructure and amortization associated with our Adjacent Business investments.

Other Income (Expense)

Other expense increased $3.0 million in the first six months of 2013 compared to the first six months of 2012, primarily due to a non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 4 to the Consolidated Financial Statements, "Other Assets," for additional information.

Income Tax Expense

Our effective income tax rate was 43.9% in the 2013 period compared to 40.8% in the 2012 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses, including the 2013 non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 4 to the Consolidated Financial Statements, "Other Assets ," for additional information.

Operating and Net Income

Operating and net income per worksite employee per month was $43 and $22 in the 2013 period, versus $44 and $26 in the 2012 period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except per worksite employee per month data)

GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$2,619,690	$2,520,058	4.0%	$5,340,202	$5,156,187	3.6%
Less: Bonus payroll cost	171,362	204,042	(16.0)%	513,927	571,865	(10.1)%
Non-bonus payroll cost	$2,448,328	$2,316,016	5.7%	$4,826,275	$4,584,322	5.3%

Payroll cost per worksite employee per month (GAAP)	$6,892	$6,763	1.9%	$7,118	$6,982	1.9%
Less: Bonus payroll cost per worksite employee per month	451	548	(17.7)%	685	774	(11.5)%
Non-bonus payroll cost per worksite employee per month	$6,441	$6,215	3.6%	$6,433	$6,208	3.6%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $231.2 million in cash, cash equivalents and marketable securities at June 30, 2013, of which approximately $117.3 million was payable in early July 2013 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $14.8 million were customer prepayments that were payable in July 2013.  At June 30, 2013, we had working capital of $118.5 million compared to $115.7 million at December 31, 2012.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2013.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $100 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at June 30, 2013.  Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in 2013 was $21.1 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended June 30, 2013, the last business day of the reporting period was a Friday, client prepayments were $14.8 million and accrued worksite employee payroll was $172.2 million.  In the year ended December 31, 2012, the last business day of the reporting period was a Monday, client prepayments were $13.5 million and accrued worksite employee payroll was $150.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $22.2 million in the first six months of 2013 and $21.5 million in the first six months of 2012.  However, our estimate of workers’ compensation loss costs was $18.8 million in 2013 and $18.6 million in 2012, respectively. During the first half of 2012, we received $2.5 million for the return of excess claim funds related to the workers' compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At June 30, 2013, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $14.9 million surplus, $5.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at June 30, 2013, were $1.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 14.6% to $16.7 million in the six months ended June 30, 2013, compared to $19.5 million in the six months ended June 30, 2012, due in part to a $2.7 million non-cash impairment charge on a minority investment.  Please read “Results of Operations – Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $43.5 million for the six months ended June 30, 2013, primarily due to marketable securities purchases, net of maturities and dispositions, of $36.8 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $21.4 million for the six months ended June 30, 2013, including $15.1 million in stock repurchases and $8.7 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of June 30, 2013, we had not drawn on the Facility.  Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended June 30, 2013, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
04/01/2013 – 04/30/2013	58,104	$26.95	57,516	415,303
05/01/2013 – 05/31/2013	1,458	27.01	1,458	1,413,845
06/01/2013 – 06/30/2013	601	31.00	—	1,413,845
Total	60,163	$26.99	58,974	1,413,845
 ____________________________________

(1)
Our Board has approved a program to repurchase up to 15,500,000 shares of our outstanding common stock, including an additional one million shares authorized for repurchase in May 2013.  During the three months ended June 30, 2013, 58,974 shares were repurchased under the program and 1,189 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2013, we were authorized to repurchase an additional 1,413,845 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS

(a)	List of Exhibits

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________

*	Filed with this report.

**	Furnished with this report

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iii) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iv) the Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2013; (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: August 1, 2013	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)