Form 10-Q
period 2013-09-30
INSPERITY, INC.
filed 2013-11-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.
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

As of October 25, 2013, 25,570,160 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2013	December 31, 2012
	(Unaudited)

Current assets:
Cash and cash equivalents	$161,842	$264,544
Restricted cash	50,317	47,149
Marketable securities	47,400	16,904
Accounts receivable, net:
Trade	2,062	6,931
Unbilled	214,210	181,040
Other	2,690	2,415
Prepaid insurance	17,349	15,620
Other current assets	10,097	9,651
Deferred income taxes	3,451	7,211
Total current assets	509,418	551,465

Property and equipment:
Land	4,115	4,115
Buildings and improvements	68,363	68,583
Computer hardware and software	84,684	81,140
Software development costs	38,137	35,866
Furniture and fixtures	37,118	36,717
Aircraft	35,879	35,879
	268,296	262,300
Accumulated depreciation and amortization	(179,252)	(168,358)
Total property and equipment, net	89,044	93,942

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,000
Deposits – workers’ compensation	75,112	64,201
Goodwill and other intangible assets, net	22,275	23,775
Other assets	1,920	4,817
Total other assets	112,007	104,793
Total assets	$710,469	$750,200

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2013	December 31, 2012
	(Unaudited)

Current liabilities:
Accounts payable	$3,311	$3,660
Payroll taxes and other payroll deductions payable	102,288	178,534
Accrued worksite employee payroll cost	184,142	150,070
Accrued health insurance costs	6,824	13,942
Accrued workers’ compensation costs	52,312	49,484
Accrued corporate payroll and commissions	22,186	23,537
Other accrued liabilities	15,561	12,478
Income taxes payable	57	4,054
Total current liabilities	386,681	435,759

Noncurrent liabilities:
Accrued workers’ compensation costs	66,654	64,536
Deferred income taxes	8,395	9,000
Total noncurrent liabilities	75,049	73,536

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	134,781	133,207
Treasury stock, at cost	(141,401)	(133,950)
Accumulated other comprehensive income, net of tax	23	16
Retained earnings	255,028	241,324
Total stockholders’ equity	248,739	240,905
Total liabilities and stockholders’ equity	$710,469	$750,200

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues (gross billings of $3.236 billion, $3.068 billion, $9.736 billion and $9.339 billion, less worksite employee payroll cost of $2.696 billion, $2.556 billion, $8.037 billion and $7.712 billion, respectively)	$539,869	$511,953	$1,698,979	$1,626,386

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	442,460	413,533	1,395,706	1,337,668

Gross profit	97,409	98,420	303,273	288,718

Operating expenses:
Salaries, wages and payroll taxes	43,797	44,032	137,697	127,402
Stock-based compensation	2,749	2,429	8,351	7,385
Commissions	3,609	3,358	10,349	10,299
Advertising	4,273	3,680	19,243	17,001
General and administrative expenses	20,567	21,122	62,592	61,694
Depreciation and amortization	5,302	4,659	15,692	13,336
	80,297	79,280	253,924	237,117
Operating income	17,112	19,140	49,349	51,601

Other income (expense):
Interest, net	26	142	155	462
Other, net	(1)	(3)	(2,668)	141
Income before income tax expense	17,137	19,279	46,836	52,204
Income tax expense	7,055	7,827	20,093	21,247
Net income	$10,082	$11,452	$26,743	$30,957

Less distributed and undistributed earnings allocated to participating securities	(289)	(334)	(769)	(898)

Net income allocated to common shares	$9,793	$11,118	$25,974	$30,059

Basic net income per share of common stock	$0.39	$0.45	$1.05	$1.20

Diluted net income per share of common stock	$0.39	$0.45	$1.04	$1.20

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$10,082	$11,452	$26,743	$30,957

Other comprehensive income:

Unrealized gain on available-for-sale securities, net of tax	26	12	7	46

Comprehensive income	$10,108	$11,464	$26,750	$31,003

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2012	30,758	$308	$133,207	$(133,950)	$16	$241,324	$240,905
Purchase of treasury stock, at cost	—	—	—	(17,130)	—	—	(17,130)
Exercise of stock options	—	—	(740)	1,903	—	—	1,163
Income tax benefit from stock-based compensation, net	—	—	877	—	—	—	877
Stock-based compensation expense	—	—	1,341	7,010	—	—	8,351
Other	—	—	96	766	—	—	862
Dividends paid	—	—	—	—	—	(13,039)	(13,039)
Unrealized gain on marketable securities, net of tax	—	—	—	—	7	—	7
Net income	—	—	—	—	—	26,743	26,743
Balance at September 30, 2013	30,758	$308	$134,781	$(141,401)	$23	$255,028	$248,739

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$26,743	$30,957
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,692	13,315
Impairment charge	2,679	—
Amortization of marketable securities	1,597	1,827
Stock-based compensation	8,351	7,385
Deferred income taxes	3,150	2,259
Changes in operating assets and liabilities:
Restricted cash	(3,168)	(1,332)
Accounts receivable	(28,576)	(32,175)
Prepaid insurance	(1,729)	(2,439)
Other current assets	(446)	3,355
Other assets	(11,406)	(6,373)
Accounts payable	(349)	(1,997)
Payroll taxes and other payroll deductions payable	(76,246)	(60,704)
Accrued worksite employee payroll expense	34,072	43,947
Accrued health insurance costs	(7,118)	13,095
Accrued workers’ compensation costs	2,828	5,231
Accrued corporate payroll, commissions and other accrued liabilities	3,850	2,155
Income taxes payable/receivable	(4,301)	6,529
Total adjustments	(61,120)	(5,922)
Net cash provided by (used in) operating activities	(34,377)	25,035

Cash flows from investing activities:
Marketable securities:
Purchases	(49,580)	(23,585)
Proceeds from dispositions	8,025	—
Proceeds from maturities	9,474	27,119
Cash exchanged for acquisitions	—	(1,200)
Property and equipment	(9,281)	(11,996)
Net cash used in investing activities	(41,362)	(9,662)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from financing activities:
Purchase of treasury stock	$(17,130)	$(13,770)
Dividends paid	(13,039)	(12,643)
Proceeds from the exercise of stock options	1,163	1,062
Income tax benefit from stock-based compensation	1,181	1,457
Other	862	(469)
Net cash used in financing activities	(26,963)	(24,363)

Net decrease in cash and cash equivalents	(102,702)	(8,990)
Cash and cash equivalents at beginning of period	264,544	211,208
Cash and cash equivalents at end of period	$161,842	$202,218

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States.  For the nine months ended September 30, 2013 and 2012, Workforce Optimization revenues from our Texas markets represented 26% in both periods, while Workforce Optimization revenues from our California markets represented 18% and 17%, respectively, of our total Workforce Optimization revenues.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2012. Our Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at September 30, 2013 and our Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012, and our Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of September 30, 2013, and is reported as a long-term asset.  As of September 30, 2013, Plan Costs were less than the net premiums paid and owed to United by $16.4 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $7.4 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at September 30, 2013 were $3.5 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the nine months ended September 30, 2013 and 2012, we reduced our workers’ compensation costs by $8.3 million and $10.4 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S.  Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both the 2013 and 2012 periods was 0.7%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Beginning balance, January 1,	$111,685	$104,791
Accrued claims	30,496	28,586
Present value discount	(748)	(712)
Paid claims	(24,462)	(23,133)
Ending balance	$116,971	$109,532

Current portion of accrued claims	$50,317	$46,069
Long-term portion of accrued claims	66,654	63,463
	$116,971	$109,532

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at September 30, 2013 includes $2.0 million of workers’ compensation administrative fees.

As of September 30, 2013 and 2012, the undiscounted accrued workers’ compensation costs were $127.5 million and $121.7 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. During the first nine months of 2013, we paid the insurance carrier an additional $5.0 million in claim funds for policy years prior to 2013, which increased deposits.  In the first nine months of 2012, we received $2.5 million for the return of excess claim funds related to the ACE Program, which reduced deposits. As of September 30, 2013, we had restricted cash of $50.3 million and deposits of $75.1 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2013	December 31, 2012
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$116,580	$255,000
Investment Holdings
Money market funds (cash equivalents)	37,877	26,087
Marketable securities	47,400	16,904
	201,857	297,991
Cash held in demand accounts	18,717	21,732
Outstanding checks	(11,332)	(38,275)
Total cash, cash equivalents and marketable securities	$209,242	$281,448

Cash and cash equivalents	$161,842	$264,544
Marketable securities	47,400	16,904
	$209,242	$281,448

Our cash and overnight holdings fluctuate based on the timing of clients' payroll processing cycles.  Included in the cash balance as of September 30, 2013 and December 31, 2012, are $90.1 million and $158.2 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $9.0 million and $13.5 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	September 30, 2013	Level 1	Level 2	Level 3

Money market funds	$154,457	$154,457	$—	$—
Municipal bonds	47,400	—	47,400	—
Total	$201,857	$154,457	$47,400	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2012	Level 1	Level 2	Level 3

Money market funds	$281,087	$281,087	$—	$—
Municipal bonds	16,904	—	16,904	—
Total	$297,991	$281,087	$16,904	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
September 30, 2013
Municipal bonds	$47,361	$41	$(2)	$47,400

December 31, 2012
Municipal bonds	$16,878	$29	$(3)	$16,904

As of September 30, 2013, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$30,885	$30,905
One to five years	16,476	16,495
Total	$47,361	$47,400

4.	Other Assets

In 2011, we acquired a minority interest in The Receivables Exchange ("TRE"), an online marketplace for the sale of accounts receivable, for $2.8 million. In the second quarter of 2013, TRE issued similar securities at per share amounts substantially below the per share book value of our investment. Accordingly, we valued the investment based on a similar security market transaction, which is a Level 2 valuation technique. This resulted in a non-cash impairment charge of $2.7 million, which was included in other income (expense) in our Consolidated Statements of Operations, during the second quarter of 2013. Due to federal income tax limitations on capital losses, no tax benefit associated with the impairment was recognized.

5.	Revolving Credit Facility

We have a $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures on September 15, 2015.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At September 30, 2013, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility.

6.	Stockholders' Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  In May 2013, the Board increased the authorized number of shares to be repurchased under the program by one million.  During the nine months ended September 30, 2013, 476,903 shares were repurchased under the Repurchase Program and 116,931 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2013, we were authorized to repurchase an additional 1,352,569 shares under the program.

The Board declared quarterly dividends in the first three quarters of 2013 and 2012 as follows:

	2013	2012
	(amounts per share)
First quarter	$0.17	$0.15
Second quarter	0.17	0.17
Third quarter	0.17	0.17

 During the nine months ended September 30, 2013 and 2012, we paid dividends totaling $13.0 million and $12.6 million, respectively.

7.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net income	$10,082	$11,452	$26,743	$30,957
Less distributed and undistributed earnings allocated to participating securities	(289)	(334)	(769)	(898)
Net income allocated to common shares	$9,793	$11,118	$25,974	$30,059

Weighted average common shares outstanding	24,849	24,923	24,855	25,034
Incremental shares from assumed conversions of common stock options	18	57	24	63
Adjusted weighted average common shares outstanding	24,867	24,980	24,879	25,097

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	41	10	33

8.	Commitments and Contingencies

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

Lumbermens Mutual Casualty Company

In 2003, facing continued capital constraints and a series of downgrades from various rating agencies, our former workers’ compensation insurance carrier for the two-year period ended September 2003, Lumbermens Mutual Casualty Company, formerly known as Kemper (“Lumbermens Mutual”), made the decision to substantially cease underwriting operations and voluntarily entered into “run-off."  In July 2012, Lumbermens Mutual announced that an agreed order of rehabilitation had been entered against it in Cook County, Illinois.  Under the order, the Director of the Illinois Department of Insurance was vested with control over Lumbermens Mutual property and decision-making.  In an order effective May 10, 2013, the Circuit Court of Cook County, Illinois, found that Lumbermens Mutual was insolvent and ordered its liquidation.

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

The guaranty associations in some states, including Texas, may assert that state law allows them to recover the amount of benefits paid by the guaranty association along with associated administration and defense costs from an insured with a net worth exceeding certain specified levels or based upon certain other theories of recovery.  We intend to vigorously assert our available defenses to any claims made by any guaranty association.  We estimate the outstanding amounts that may be subject to claims from state guaranty associations to range from $1.1 million to $5.0 million as of September 30, 2013.  In the event state guaranty associations are successful in seeking recovery from us, we would be required to pay such claims and record liabilities for anticipated future claims, which could have a material adverse effect on net income in the reported period.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012.

The following table presents certain information related to our results of operations:

	Three Months Ended September 30,
	2013	2012	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $3.236 billion and $3.068 billion, less worksite employee payroll cost of $2.696 billion and $2.556 billion, respectively)	$539,869	$511,953	5.5%
Gross profit	97,409	98,420	(1.0)%
Operating expenses	80,297	79,280	1.3%
Operating income	17,112	19,140	(10.6)%
Other income	25	139	(82.0)%
Net income	10,082	11,452	(12.0)%
Diluted net income per share of common stock	0.39	0.45	(13.3)%

Statistical Data:
Average number of worksite employees paid per month	129,248	127,096	1.7%
Revenues per worksite employee per month(1)	$1,392	$1,343	3.6%
Gross profit per worksite employee per month	251	258	(2.7)%
Operating expenses per worksite employee per month	207	208	(0.5)%
Operating income per worksite employee per month	44	50	(12.0)%
Net income per worksite employee per month	26	30	(13.3)%
 ____________________________________

(1)	Gross billings of $8,346 and $8,047 per worksite employee per month, less payroll cost of $6,954 and $6,704 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2013 increased 5.5% over the 2012 period, primarily due to a 1.7% increase in the average number of worksite employees paid per month and a 3.6%, or $49 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the third quarter of 2012 and distribution for the quarters ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change	2013	2012
	(in thousands)			(% of total revenue)

Northeast	$136,334	$131,759	3.5%	25.7%	26.1%
Southeast	51,813	47,670	8.7%	9.8%	9.5%
Central	78,322	73,875	6.0%	14.8%	14.7%
Southwest	147,518	140,843	4.7%	27.8%	27.9%
West	116,959	110,110	6.2%	21.9%	21.8%
	530,946	504,257	5.3%	100.0%	100.0%
Other revenue(1)	8,923	7,696	15.9%
Total revenue	$539,869	$511,953	5.5%
_____________________________

(1) Comprised primarily of revenues generated by Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the third quarter of 2013, we saw slight improvement in client retention and in the net change in existing clients as compared with 2012, while worksite employees paid from new client sales declined modestly compared to the third quarter of 2012.

Gross Profit

Gross profit for the third quarter of 2013 decreased 1.0% compared to the third quarter of 2012 to $97.4 million.  The average gross profit per worksite employee decreased 2.7% to $251 per month in the 2013 period from $258 per month in the 2012 period.  Included in gross profit in 2013 is a $15 per worksite employee per month contribution from our Adjacent Businesses compared to $11 per worksite employee per month in the 2012 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the third quarter of 2013 increased 3.6% per worksite employee per month as compared to the third quarter of 2012. However, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 5.2% to $1,141 per worksite employee per month in the third quarter of 2013 versus $1,085 in the third quarter of 2012.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $45 per worksite employee per month, or 7.5% on a cost per covered employee basis compared to the third quarter of 2012. Our benefits costs incurred in the third quarter of 2012 reflected lower claims activity than historical trends, which impacted the year-over-year comparison.  The percentage of worksite employees covered under our health insurance plans was 71.8% in the 2013 period compared to 71.9% in the 2012 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies– Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs were flat in the third quarter of 2013, but decreased $1 per worksite employee per month compared to the third quarter of 2012.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.55% in the 2013 period compared to 0.57% in the 2012 period. During the 2013 period, we recorded reductions in workers’ compensation costs of $1.9 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $3.9 million, or 0.16% of non-bonus payroll costs in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 4.7%, or $13 per worksite employee per month compared to the third quarter of 2012 primarily due to the 5.5% increase in payroll costs. Payroll taxes as a percentage of payroll cost were 6.3% in the 2013 period compared to 6.4% in the 2012 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$43,797	$44,032	(0.5)%	$113	$115	(1.7)%
Stock-based compensation	2,749	2,429	13.2%	7	6	16.7%
Commissions	3,609	3,358	7.5%	9	9	—
Advertising	4,273	3,680	16.1%	11	10	10.0%
General and administrative expenses	20,567	21,122	(2.6)%	53	56	(5.4)%
Depreciation and amortization	5,302	4,659	13.8%	14	12	16.7%
Total operating expenses	$80,297	$79,280	1.3%	$207	$208	(0.5)%

Operating expenses increased 1.3% to $80.3 million compared to $79.3 million in the third quarter of 2012.  Operating expenses per worksite employee per month decreased to $207 in the 2013 period from $208 in the 2012 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff decreased 0.5% or $2 per worksite employee per month compared to the 2012 period.  This decrease was primarily due to lower incentive compensation accruals offset by a 7.8% rise in headcount, which includes the recent increase in Business Performance Advisors.

•
Stock-based compensation increased 13.2%, or $1 per worksite employee per month compared to the 2012 period, primarily due to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
Commissions expense increased 7.5%, but remained flat on a per worksite employee per month basis compared to the 2012 period. This increase was primarily due to commissions paid to our Adjacent Businesses.

•
Advertising costs increased 16.1%, or $1 per worksite employee per month compared to the 2012 period, primarily due to increased spending on health care reform related advertising and business promotions.

•
General and administrative expenses decreased 2.6%, or $3 per worksite employee per month compared to the 2012 period, primarily due to reductions in bad debts and professional services, partially offset by increases in travel, training and repairs and maintenance.

•
Depreciation and amortization expense increased 13.8%, or $2 per worksite employee per month compared to the 2012 period, primarily due to investments in our technology infrastructure and amortization associated with our Adjacent Business investments.

Income Tax Expense

Our effective income tax rate was 41.2% in the 2013 period compared to 40.6% in the 2012 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $44 and $26 in the 2013 period, versus $50 and $30 in the 2012 period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012.

The following table presents certain information related to our results of operations:

	Nine Months Ended September 30,
	2013	2012	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $9.736 billion and $9.339 billion, less worksite employee payroll cost of $8.037 billion and $7.712 billion, respectively)	$1,698,979	$1,626,386	4.5%
Gross profit	303,273	288,718	5.0%
Operating expenses	253,924	237,117	7.1%
Operating income	49,349	51,601	(4.4)%
Other income (expense)	(2,513)	603	—
Net income	26,743	30,957	(13.6)%
Diluted net income per share of common stock	1.04	1.20	(13.3)%

Statistical Data:
Average number of worksite employees paid per month	126,445	124,418	1.6%
Revenues per worksite employee per month(1)	$1,493	$1,452	2.8%
Gross profit per worksite employee per month	266	258	3.1%
Operating expenses per worksite employee per month	223	212	5.2%
Operating income per worksite employee per month	43	46	(6.5)%
Net income per worksite employee per month	23	28	(17.9)%
 ____________________________________

(1)	Gross billings of $8,555 and $8,340 per worksite employee per month, less payroll cost of $7,062 and $6,888 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2013 increased 4.5% over the 2012 period, primarily due to a 1.6% increase in the average number of worksite employees paid per month and a 2.8%, or $41 increase in revenues per worksite employee per month.

By region, our Workforce Optimization revenue change from the first nine months of 2012 and distribution for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012
	(in thousands)			(% of total revenue)

Northeast	$439,351	$425,295	3.3%	26.3%	26.5%
Southeast	158,976	148,552	7.0%	9.5%	9.3%
Central	247,078	235,464	4.9%	14.8%	14.7%
Southwest	459,740	447,617	2.7%	27.5%	27.9%
West	367,829	346,387	6.2%	21.9%	21.6%
	1,672,974	1,603,315	4.3%	100.0%	100.0%
Other revenue(1)	26,005	23,071	12.7%
Total revenue	$1,698,979	$1,626,386	4.5%
______________________________

(1) Comprised primarily of revenues generated by Adjacent Businesses.

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first nine months of 2013, we saw declines in each of the three primary sources as compared to the first nine months of 2012.

Gross Profit

Gross profit for the first nine months of 2013 increased 5.0% over the first nine months of 2012 to $303.3 million.  The average gross profit per worksite employee increased 3.1% to $266 per month in the 2013 period from $258 per month in the 2012 period.  Included in gross profit in 2013 is a $14 per worksite employee per month contribution from our Adjacent Businesses compared to $11 per worksite employee per month in the 2012 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues increased 2.8% per worksite employee per month and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, also increased 2.8% to $1,227 per worksite employee per month compared to $1,194 in the first nine months of 2012.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $23 per worksite employee per month, or 4.0% on a cost per covered employee basis compared to the first nine months of 2012.  Included in 2013 benefits costs is a reduction of $3.4 million, or $3 per worksite employee per month, for lower than expected claim costs and premium taxes related to prior periods. The 2012 benefits costs included $2.4 million, or $2 per worksite employee per month in claim costs for higher than expected run-off of claims incurred in prior periods. The percentage of worksite employees covered under our health insurance plans was 72.1% in the 2013 period compared to 72.3% in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 2.6%, but remained flat on a per worksite employee per month basis compared to the first nine months of 2012.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.54% in the 2013 period compared to 0.56% in the 2012 period.  During the 2013 period, we recorded reductions in workers’ compensation costs of $8.3 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $10.4 million, or 0.15% of non-bonus payroll costs in the 2012 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 3.3%, or $8 per worksite employee per month compared to the first nine months of 2012, primarily due to the 4.2% increase in payroll costs and a $2.9 million, or $3 per worksite employee per month credit recognized in 2012 related to a Pennsylvania tax matter. Payroll taxes as a percentage of payroll cost were 7.6% in the 2013 period and 7.7% in the 2012 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$137,697	$127,402	8.1%	$121	$114	6.1%
Stock-based compensation	8,351	7,385	13.1%	7	7	—
Commissions	10,349	10,299	0.5%	9	9	—
Advertising	19,243	17,001	13.2%	17	15	13.3%
General and administrative expenses	62,592	61,694	1.5%	55	55	—
Depreciation and amortization	15,692	13,336	17.7%	14	12	16.7%
Total operating expenses	$253,924	$237,117	7.1%	$223	$212	5.2%

Operating expenses increased 7.1% to $253.9 million compared to $237.1 million in the first nine months of 2012.  Operating expenses per worksite employee per month increased to $223 in the 2013 period from $212 in the 2012 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 8.1%, or $7 per worksite employee per month compared to the 2012 period.  This increase was primarily due to a 6.2% rise in headcount.

•
Stock-based compensation increased 13.1%, but remained flat on a per worksite employee per month basis compared to the 2012 period, primarily due to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 0.5% and remained flat on a per worksite employee per month basis compared to the 2012 period.

•
Advertising costs increased 13.2%, or $2 per worksite employee per month compared to the 2012 period, primarily due to increased spending on health care reform related advertising and business promotions.

•
General and administrative expenses increased 1.5%, but remained flat on a per worksite employee per month basis compared to the 2012 period, primarily due to increased travel, training and repairs and maintenance, partially offset by reductions in professional services and bad debts.

•
Depreciation and amortization expense increased 17.7%, or $2 per worksite employee per month compared to the 2012 period, primarily due to investments in our technology infrastructure and amortization associated with our Adjacent Business investments.

Other Income (Expense)

Other expense increased $3.1 million in the first nine months of 2013 compared to the first nine months of 2012, primarily due to a non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 4 to the Consolidated Financial Statements, "Other Assets," for additional information.

Income Tax Expense

Our effective income tax rate was 42.9% in the 2013 period compared to 40.7% in the 2012 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses, including the 2013 non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 4 to the Consolidated Financial Statements, "Other Assets," for additional information.

Operating and Net Income

Operating and net income per worksite employee per month was $43 and $23 in the 2013 period, versus $46 and $28 in the 2012 period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands, except per worksite employee per month data)

GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$2,696,330	$2,556,114	5.5%	$8,036,532	$7,712,302	4.2%
Less: Bonus payroll cost	192,868	156,723	23.1%	706,795	728,589	(3.0)%
Non-bonus payroll cost	$2,503,462	$2,399,391	4.3%	$7,329,737	$6,983,713	5.0%

Payroll cost per worksite employee per month (GAAP)	$6,954	$6,704	3.7%	$7,062	$6,888	2.5%
Less: Bonus payroll cost per worksite employee per month	498	411	21.2%	621	651	(4.6)%
Non-bonus payroll cost per worksite employee per month	$6,456	$6,293	2.6%	$6,441	$6,237	3.3%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $209.2 million in cash, cash equivalents and marketable securities at September 30, 2013, of which approximately $90.1 million was payable in early October 2013 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $9.0 million were customer prepayments that were payable in October 2013.  At September 30, 2013, we had working capital of $122.7 million compared to $115.7 million at December 31, 2012.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2013.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $100 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at September 30, 2013.  Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in 2013 was $34.4 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended September 30, 2013, the last business day of the reporting period was a Monday, client prepayments were $9.0 million and accrued worksite employee payroll was $184.1 million.  In the period ended September 30, 2012, the last business day of the reporting period was a Friday, client prepayments were $12.4 million and accrued worksite employee payroll was $174.3 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $33.5 million in the first nine months of 2013 and $32.1 million in the first nine months of 2012.  However, our estimate of workers’ compensation loss costs was $29.7 million in the 2013 period and $27.9 million in the 2012 period, respectively. During the first nine months of 2013, we paid the insurance carrier an additional $5.0 million in claim funds for policy years prior to 2013. During the first nine months of 2012, we received $2.5 million for the return of excess claim funds related to the workers' compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At September 30, 2013, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $16.4 million surplus, $7.4 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at September 30, 2013, were $3.5 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 13.6% to $26.7 million in the nine months ended September 30, 2013, compared to $31.0 million in the nine months ended September 30, 2012, due to higher operating expenses and a $2.7 million non-cash impairment charge on a minority investment.  Please read “Results of Operations – Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $41.4 million for the nine months ended September 30, 2013, primarily due to marketable securities purchases, net of maturities and dispositions, of $32.1 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $27.0 million for the nine months ended September 30, 2013, including $17.1 million in stock repurchases and $13.0 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of September 30, 2013, we had not drawn on the Facility.  Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover.  Our investment policy is designed to maximize after-tax interest income while preserving our principal investment.  As a result, our marketable securities consist of tax-exempt short and intermediate-term debt securities, which are primarily pre-refunded municipal bonds that are secured by escrow funds containing U.S. Government Securities.

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended September 30, 2013, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
07/01/2013 – 07/31/2013	184	$33.07	—	1,413,845
08/01/2013 – 08/31/2013	29,496	33.02	29,496	1,384,349
09/01/2013 – 09/30/2013	31,780	32.35	31,780	1,352,569
Total	61,460	$32.67	61,276	1,352,569
 ____________________________________

(1)
Our Board has approved a program to repurchase up to 15.5 million shares of our outstanding common stock.  During the three months ended September 30, 2013, 61,276 shares were repurchased under the program and 184 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2013, we were authorized to repurchase an additional 1,352,569 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012; (ii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iv) the Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2013; (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: November 1, 2013	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial and Duly Authorized Officer)