Form 10-K
period 2013-12-31
INSPERITY, INC.
filed 2014-02-10
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.
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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of February 3, 2014, 25,504,983 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.  As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2013, closing price of the common stock as reported by the New York Stock Exchange) was approximately $688 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 13, 2014, which the registrant intends to file within 120 days of the end of the fiscal year.

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

ITEM 1.   BUSINESS.

General

Insperity, Inc., formerly named Administaff, Inc. (“Insperity”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our name change, which was effective March 3, 2011, reflects our evolution over 27 years from a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider.  We were organized as a corporation in 1986 and have provided PEO services since inception.

Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our unique human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR business offering is provided through our PEO services, now known as our Workforce Optimization® solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services.

In addition to our Workforce Optimization solution, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services,  Employment Screening, Financial Services, Expense Management, Retirement Services and Insurance Services, (collectively “Adjacent Businesses”), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization.

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

As of December 31, 2013, we had 57 offices, including 48 Workforce Optimization sales offices in 25 markets.  In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 25 sales markets, which serviced an average of 130,732 worksite employees per month in the fourth quarter of 2013.  Our service centers coordinate Workforce Optimization solutions for clients on a regional basis and localized face-to-face human resources services.

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

Service Offerings

Workforce Optimization® Solution

We serve small and medium-sized businesses by providing our Workforce Optimization solution, which encompasses a broad range of services, including the following:

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

Our Workforce Optimization solution is designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens.  Among the employment-related laws and regulations that may affect a client are the following:

•	Internal Revenue Code (the “Code”)	•	The Family and Medical Leave Act (FMLA)*
•	Federal Income Contribution Act (FICA)	•	Genetic Information Nondiscrimination Act of 2008
•	Federal Unemployment Tax Act (FUTA)	•	Drug-Free Workplace Act*
•	Fair Labor Standards Act (FLSA)*	•	Occupational Safety and Health Act (OSHA)*
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Worker Adjustment and Retraining Notification Act (WARN)*
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)*	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Immigration Reform and Control Act (IRCA)	•	State unemployment and employment security laws
•	Title VII (Civil Rights Act of 1964)*	•	State workers’ compensation laws
•	Health Insurance Portability and Accountability Act (HIPAA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Age Discrimination in Employment Act (ADEA)*	•	Patient Protection and Affordable Care Act (PPACA)
•	Americans with Disabilities Act (ADA)*

*    And similar state laws

While these laws and regulations are complex, and in some instances overlapping, we assist our clients in achieving compliance with these laws and regulations by providing services in four primary categories:

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

The group health plan includes medical, dental, vision and prescription drug coverage, as well as a work-life program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan.  We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans.  We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of such benefits to worksite employees.  COBRA coverage is extended to eligible terminated worksite and corporate employees and other eligible individuals, in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees.  As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.

Personnel Management.  We provide a wide variety of personnel management services that give our clients access to resources normally found only in the human resources departments of large companies. All clients have access to our comprehensive personnel guide, which sets forth a systematic approach to administering personnel policies and practices, including recruiting, discipline and termination procedures.  Other personnel management services we provide include:

•	drafting and reviewing personnel policies and employee handbooks

•	designing job descriptions

•	performing prospective employee screening and background investigations

•	designing performance appraisal processes and forms

•	professional development and issues-oriented training

•	employee counseling

•	substance abuse awareness training

•	outplacement services

•	compensation guidance

Employer Liability Management.  Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide.  For many of those employment-related responsibilities that are the responsibility of the client or that we share with our clients, we may assist our clients in managing and limiting exposure.  This includes first-time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workplace accidents and consequently, workers’ compensation claims.  We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and participate in termination decisions to attempt to minimize liability on those grounds.  While we do not provide legal services to our clients, we employ in-house and external counsel, specializing in several areas of employment law, who have broad experience in disputes concerning the employer/employee relationship and who provide support to our human resources service specialists.  As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government laws and regulations, and notify clients of the potential effect of such changes on employer liability.

Employee Service CenterSM.  The ESC is our web-based interactive Workforce Optimization solution delivery platform, which is designed to provide automated, personalized Workforce Optimization content and services to our clients and worksite employees.  The ESC provides a wide range of functionality, including:

•	WebPayroll for the submission, approval and reporting of payroll data

•	client-specific payroll information and reports

•	employee information, including online check stubs and pay history reports

•	employee on-boarding including payroll enrollment, policy acknowledgments and employment verification

•	employee benefits enrollment and changes

•	employee-specific benefits content, including summary plan descriptions and enrollment status

•	access to 401(k) plan information through the Retirement Service CenterSM powered by Insperity®

•	self-service and customizable access to data and reports through an interactive reporting environment

•	online human resources forms

•	best practices human resources management process maps and process overviews

•	online personnel guide

•	e-Learning web-based training

•	online recruiting services

•	links to benefits providers and other key vendors

•	frequently asked questions

MarketPlaceSM provided by Insperity®.  Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an eCommerce portal that brings a wide range of products and services to our clients, worksite employees and their families.  Through MarketPlace, our clients also have the opportunity to offer their products and services to other clients and worksite employees.

MidMarket Solutions™.  We believe the mid-market sector, which we generally define as those companies with employees ranging from 150 to 2,000 worksite employees, has historically been under-served by the PEO industry.  Currently, we have a dedicated sales management and consulting staff who concentrate solely on the mid-market sector.  In addition, we have service personnel who have been trained and specialize in the mid-market sector.  The mid-market sector, which represented approximately 19% of our total paid worksite employees during 2013, increased 8% over 2012.

Adjacent Business Unit Offerings

Our ABU strategy is designed to expand the type of business performance improvement services we offer to our current and prospective clients and to increase our overall client base by providing services that can be offered separately from our Workforce Optimization solution. We also strive to leverage our ABU customer relationships to cross sell our Workforce Optimization solution as well as other ABU services. During 2013 and 2012, total ABU revenues unrelated to our Workforce Optimization solution as a percentage of our total revenues were 1.4% and 1.2%, respectively. Also during 2013 and 2012, our ABU gross profit unrelated to our Workforce Optimization as a percentage of our total gross profit was 5.6% and 4.3%, respectively.  The following are the key components of our ABU services, which are offered separately or as a bundle:

Human Capital Management.  Insperity HCM™ is a comprehensive human capital management solution for human resources data and processes.  This SaaS solution is a unified human resources suite that includes payroll processing, tax compliance, employee administration, benefits management and enrollment, reporting and analytics, as well as employee and manager self-service.  The solution is offered as a stand-alone SaaS solution or in conjunction with our Payroll Services offering and/or our Time and Attendance products.  We initially launched this product late in 2012.

Payroll Services.  Insperity® Payroll Services offers a robust SaaS payroll solution that is designed to help alleviate administrative burdens associated with payroll processing and government-related compliance and includes a premium level support of our highly skilled service team.  We offer a seamless integration with three new offerings, including Insperity NetSaver™, an online 401(k) solution for small businesses; a pay-as-you-go workers’ compensation program; and HR Essentials, a fully integrated HR platform that assists companies with tracking employee data, important milestones and company property.

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

Performance Management.  Our Performance Management business provides human resources software offerings including a suite of desktop products:  Insperity® Descriptions Now®, Insperity® Policies Now®, Insperity® Performance Now®, and Insperity® Ultimate Employer®; along with Insperity® PerformSmart® a performance management SaaS offering.  Insperity PerformSmart has been integrated into our Workforce Optimization solution and we will continue to sell to both Workforce Optimization and non-Workforce Optimization customers through online subscription arrangements, packaged software ordered online, and through various reseller arrangements.

Organizational Planning.  In January 2011, we entered the organizational planning and analysis solution business with our acquisition of certain assets from HumanConcepts associated with the OrgPlus® desktop product lines for small and medium-sized businesses and a source code license for a SaaS based version.  In December 2012 we launched the SaaS product derived from this source code, OrgPlus® Realtime™.  Organizational planning facilitates the creation, management and communication of detailed organizational management charts.

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

Financial Services.  In 2012, we announced the launch of Insperity® Financial Services.  This suite of financial management tools and solutions for small to medium-sized companies provides business owners with financial intelligence. The core products and services include Insperity Reveal®, a Web-based financial dashboard and toolset, and an outsourced, online bookkeeping and controller service offered through an alliance with a third party.

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

Insurance Services.  Our Insurance Services business unit offers assistance to small businesses to secure affordable, customizable business insurance packages and life, health and disability insurance policies. Insurance Services also assists individuals in obtaining insurance solutions.

Client Service Agreement

All Workforce Optimization clients execute a CSA with us.  The CSA generally provides for an ongoing relationship between Insperity and the Workforce Optimization client.  The CSA generally is subject to termination by Insperity or the client upon 30 days written notice or upon shorter notice in the event of default.  The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs.  Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs.  This practice aligns clients’ payments to Insperity for payroll taxes with Insperity’s obligations to make payments to tax authorities, which are higher in the earlier part of the year, and decrease as limits on wages subject to payroll tax, are reached.  New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in Insperity’s improving profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.

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

•
Compliance with the Code, COBRA, HIPAA and ERISA (for each employee benefit plan sponsored solely by Insperity), as well as monitoring changes in other governmental laws and regulations governing the employer/employee relationship and updating the client when necessary

•	Offering benefits under Insperity-sponsored employee benefit plans that comply with PPACA requirements

•	Employee benefits administration of plans sponsored solely by Insperity

Client

•	Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence and severance payments

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation

•	Ownership and protection of all client intellectual property rights

•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions

•	Compliance with federal, state and local pay or play health care mandates and all such other similar federal, state and local legislation

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits

•	Professional licensing requirements, fidelity bonding and professional liability insurance

•	Products produced and/or services provided

•	COBRA, HIPAA and ERISA compliance for client-sponsored benefit plans

Joint

•	Implementation of policies and practices relating to the employee/employer relationship

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

Workforce Optimization Clients

Insperity’s Workforce Optimization solution provides a value-added, full-service human resources solution we believe is most suitable to a specific segment of the small and medium-sized business community.  We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resources practices.  We refer to clients with approximately 150 to 2,000 employees as mid-market clients.  These clients, which represented approximately 19% of our total client base as of December 31, 2013, are sold and serviced by sales and service personnel who specialize in the mid-market sector.  We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community.  We serve clients and worksite employees located throughout the United States.  By region, our 2013 revenue change compared to 2012 and revenue distribution for the year ended December 31, 2013, was as follows:

	Revenue Change	% of Total Revenues
Northeast	3.0%	26.0%
Southeast	7.4%	9.6%
Central	5.4%	14.8%
Southwest	3.0%	27.6%
West	5.8%	22.0%

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

Our client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base
Computer and information services	25%
Finance, insurance and real estate	14%
Management, administration and consulting services	14%
Manufacturing	9%
Wholesale trade	8%
Medical services	7%
Retail trade	5%
Not-for-profit and similar organizations	5%
Engineering, accounting and legal services	4%
Construction	4%
Other	5%

This diverse client base lowers our exposure to downturns or volatility in any particular industry.  However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client retention.  During both 2013 and 2012, our retention rate was approximately 81%. Insperity’s client retention record over the last five years reflects that approximately 79% of our Workforce Optimization clients remain for more than one year.  The average annual retention rate over the last five years was approximately 80%.  Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

As of December 31, 2013, we had 48 Workforce Optimization sales offices located in 25 markets.  Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager and an office administrator.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Insperity’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date
Houston	5	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	4	1993
Atlanta	2	1994
Phoenix	1	1995
Chicago	2	1995
Washington D.C.	2	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	3	1999
Maryland	2	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Raleigh	1	2006
Kansas City	1	2007
Columbus	1	2010
Nashville	1	2011
Philadelphia	1	2012

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

•
direct cost issues that bear on our effectiveness in controlling and managing the cost of our services, such as; workers’ compensation and health insurance costs, unemployment risks and various legal and other factors;

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

We continuously seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resources services and to more successfully reach our target market.  We have an agreement with the Professional Golf Association Champions Tour to be the title sponsor of the annual Insperity Invitational™ presented by UnitedHealthcare® professional golf tournament held annually in The Woodlands, Texas (a suburb of Houston).  In addition, we have arrangements with Arnold Palmer and Jim Nantz, a sports commentator, to serve as our national spokespersons.  Our marketing campaigns use this event and the relationships with Mr. Palmer and Mr. Nantz as a focal point of our brand marketing efforts.

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

Competition

We provide a value-added, full-service human resources solution through our Workforce Optimization solution, which we believe is most suitable to a specific segment of the small and medium-sized business community.  This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry.  Based on an analysis of the 2010 through 2012 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per worksite employee per month basis.  During the three-year period from 2010 through 2012, our staff support ratio averaged 55% higher than the PEO industry average.  During the same three-year period, our gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 154% and 249%, respectively.

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

Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition to be the traditional in-house provision of human resources services.  The PEO industry is highly fragmented, and we believe Insperity is one of the largest PEO service providers in the United States.  Our largest national competitors include PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs, such as TriNet.  In addition, we compete to some extent with: i) fee-for-service providers such as payroll processors and human resources consultants; ii) human resources technology solution companies; and iii) large regional PEOs in certain areas of the country.  As Insperity and other large PEO service providers expand nationally, we expect that competition may intensify.

Vendor Relationships

Insperity provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and member insurance companies of ACE American Insurance Company (“ACE”) to be the most significant elements of our employee benefits package.  These contracts would be the most difficult to replace.

We provide group health insurance coverage to our worksite employees through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 85% of our health insurance coverage and expires on December 31, 2015, subject to cancellation by either party upon 180 days notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

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

Information Technology

Insperity utilizes a variety of information technology capabilities to provide its human resources services and business performance improvement services to its clients and worksite employees and for its own administrative and management information requirements.

Insperity’s Workforce Optimization information system is a proprietary system that utilizes internally developed and licensed software applications.  This system manages transactions and information unique to the Workforce Optimization solution and to Insperity, including:

•	worksite employee enrollment

•	human resources management

•	benefits and defined contribution plan administration

•	payroll processing

•	client invoicing and collection

•	management information and reporting

•	sales bid calculations

Our ABUs utilize a variety of owned and licensed software applications to deliver business performance improvement services to our clients, including to some of our Workforce Optimization clients.

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

Insperity has hosting facilities located at our corporate headquarters in Kingwood, Texas (a suburb of Houston), and in Bryan, Texas.  The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment.  Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments with the Bryan facility acting as our primary data center for all mission-critical applications.  Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required.  Periodically, we perform testing to ensure our disaster recovery capabilities remain effective and available.  We leverage the hosting facilities and related infrastructure that we originally designed for our Workforce Optimization system to support the systems required for our business performance improvement services offered through our ABUs.  We also utilize additional leased hosting facilities for certain of our business units.

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

Employee Benefit Plans

We offer various employee benefits plans to eligible employees, including our worksite employees.  These plans include:

•	a 401(k) retirement plan

•	cafeteria plans under Code Section 125

•	a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as a work-life program

•	a health savings account program

•	a welfare benefits plan, which includes life, disability and accidental death and dismemberment coverage

•	a health care flexible spending account plan

•	an educational assistance program

•	an adoption assistance program

•	a commuter benefits program

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

If Insperity were found not to be an employer with respect to worksite employees for ERISA purposes, its plans would not comply with ERISA.  Further, as a result of such finding, Insperity and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.  Even if such a finding were made, we believe we would not be materially adversely affected because we would endeavor to make available similar benefits at comparable costs.

In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between Insperity and its worksite employees may also arise under other federal laws, including other federal income tax laws.

Patient Protection and Affordable Care Act.  The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act.  The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the Internal Revenue Service (“IRS”), the U.S. Department of Health & Human Services and the states.  Many provisions of the Act do not become operative until future years.  The Act did not have a material adverse impact on our results of operations in 2013.

The number and complex nature of federal and state regulations relating to employer-sponsored health plans has continued to increase over time.  The Act has already generated many new regulations, and is expected to generate many more as various provisions take effect.  We believe that additional regulatory burdens placed on employers can increase the demand for our services because small and medium-sized businesses are especially challenged by such governmental regulations due to limited resources and the lack of expertise.  As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental laws and regulations.  Historically, we believe we have successfully marketed the compliance component of our service offering and that our compliance-related services have increased the value proposition of our service offering.  However, given the length and complexity of the Act, the extended time period over which the reforms will be implemented, and the unknown impact of regulatory guidance, much of which has not yet been issued, we are unable to determine the ultimate impact the Act will have in future periods on the costs we will incur to comply with the Act, our ability to match any resulting increased costs with pricing, our ability to attract and retain clients, our business model and our results of operations.

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

Beginning in 2014, the Act provided for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 employees or less).  States had the option of building a state-based exchange, entering into a state-federal partnership exchange or accepting the federally-facilitated exchange.  States that accept the federally-facilitated exchange can transition to a state-based exchange at a later date.  The Exchanges provide consumers with educational services and information on available options and offer a variety of health plans.  Small business tax credits and subsidies are available to qualifying businesses and individuals who purchase health insurance through the Exchanges.

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

The health insurance industry will be subject to additional excise taxes beginning in 2014.  In addition, starting in 2014 reinsurance taxes will be imposed on insurers and third party administrators for the purpose of helping to offset the cost for insurance covering high risk individuals.  As the policyholder, all or a portion of these increased costs may be passed on to us by our carriers.  Contractual arrangements and competitive market conditions may limit or delay our ability to match pricing with any potential increased costs.

On July 2, 2013, the federal government delayed implementation of the employer shared responsibility (“pay or play”) provisions of the Act until 2015. Under pay or play, penalties are imposed on large employers (those with at least 50 full-time equivalent employees) who fail to offer “minimum essential coverage” if any employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage.  To qualify as minimum essential coverage, employer plans must satisfy affordability and minimum value tests or be subject to financial penalties if any employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage.  Information contained in the Congressional Record, which specifically references PEOs, indicates that any pay or play penalties should apply separately to clients of a PEO and not at the PEO level.  However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether the pay or play penalties apply only at the client level or whether the penalties can be applied at the PEO level.  At this time, we are unable to determine whether the Exchanges, tax credits, subsidies, insurance market reforms or the pay or play penalties will have an adverse impact on our business operations, our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs or associate penalties assessed at the PEO level.

In 2018, the Act implements rules imposing excise taxes on employers and insurers who offer excessive health benefits under so-called “Cadillac plans.”  We anticipate taking appropriate steps to avoid, to the extent necessary and possible, benefits under our group health plan from triggering such excise taxes, which our carrier may pass on to us in the form of increased premiums.  At this time, we are unable to determine the effect the excise taxes will have on our ability to match pricing with any increased costs.

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

Unemployment Taxes

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation experience in each state.  Certain rates are determined, in part, by each client’s own compensation experience.  In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.  State unemployment tax rates increased substantially from 2010 to 2012 due to U.S. economic conditions, but declined in 2013 and are anticipated to decline in 2014.  Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later.  Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.

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

Corporate Office Employees

We had approximately 2,300 corporate employees as of December 31, 2013.  We believe our relations with our corporate employees are good.  None of our corporate employees is covered by a collective bargaining agreement.

Intellectual Property

Insperity currently has registered trademarks, copyrights and other intellectual property.  In connection with our rebranding, we registered our new trademarks in 2013. We believe that our trademarks as a whole are of considerable importance to our business.

ITEM 1A.  RISK FACTORS.

Factors That May Affect Future Results and the Market Price of Common Stock

Adverse Economic Conditions Could Negatively Affect our Industry, Business and Results of Operations

The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic levels, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Such developments could adversely impact our financial condition, results of operations and future growth rates.

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

Increases in Health Insurance Costs or Inability to Secure Replacement Contracts on Competitive Terms Could have a Material Adverse Effect on our Financial Condition or Results of Operations

Maintaining health insurance plans that cover worksite employees is a significant part of our business.  Our primary health insurance contract expires on December 31, 2015, subject to cancellation by either party upon 180 days notice.  In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.

Health insurance costs are in part determined by our claims experience and comprise a significant portion of our direct costs.  If we experience an increase in the number or severity of claims, our health insurance costs could increase.  Claim activity levels are impacted by a number of factors, including, but not limited to, macro-economic changes, proposed and enacted regulatory changes and medical outbreaks. Contractual arrangements with our clients limit our ability to incorporate such increases into service fees, which could result in a delay before such increases could be reflected in service fees.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to our health insurance costs, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

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

Beginning in 2014, a number of key provisions of the Act take effect including, the establishment of state insurance exchanges (“Exchanges”), insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third party administrators.  Additionally, the pay or play penalties on large employers take effect in 2015. Collectively, these items have the potential to significantly change the insurance marketplace for small and medium sized businesses and how employers provide insurance to employees.  In addition, as a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations.  Generally, the Act and subsequently issued guidance by IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.

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

Workers’ compensation costs are a significant portion of our direct costs.  If we were to experience an unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.

The current workers’ compensation coverage with ACE expires on September 30, 2014.  In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates May be Limited

We record our SUI tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state.  Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received for purposes of pricing.  In a period of adverse economic conditions state unemployment funds may experience a significant increase in the number of unemployment claims.  Accordingly, state unemployment tax rates would likely increase substantially.  Some states have the ability under law to increase unemployment tax rates retroactively to cover deficiencies in the unemployment fund.  In addition, federal unemployment tax rates may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans.  Generally, our contractual agreements allow us to incorporate such increases into our service fees upon the effective date of the rate change.  However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to state unemployment taxes, please read Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Our Contracts May be Canceled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients Could Materially and Adversely Affect our Financial Conditions and Results of Operations

Our standard CSA can generally be canceled by us or the client with 30 days notice.  Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In the event we have a high proportion of terminating clients from our mid-market customer base (which are generally under a two-year CSA), the financial impact of such an event could be significant.  In addition, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA.  Our client attrition rate was approximately 19% in 2013.  There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.

Established Competitors and New Market Entrants May Have a Competitive Advantage over Us

The human resources services industry, including the PEO industry, is highly fragmented.  Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size or larger.  We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies, human resources consultants and human resources technology solutions.  Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs such as TriNet.  Other PEOs may offer their PEO services at more competitive prices than we may be able to offer.  Moreover, we expect that as the PEO industry grows and its regulatory framework becomes better established, well-organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services.

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

Geographic Market Concentration Makes our Results of Operations Vulnerable to Economic Factors

Our New York, California, and Texas (including 13% in Houston) markets accounted for approximately 9%, 18% and 26%, respectively, of our worksite employees for the year ended December 31, 2013.  Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to New York, Texas and California.

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

Failure of our Information Technology Systems Could Disrupt the HR Services we Provide to Clients

Many of the HR services offerings we provide to clients is conducted through a network infrastructure using both internally developed and purchased commercial software. The processing of payroll, benefits and other transactions is dependent upon Internet connectivity using high-speed network services provided by third party vendors. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations, we may lose existing clients and may have difficulty attracting new clients. Such developments could have a material impact on our financial condition, results of operations and future growth rates.
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

Please read Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information concerning the potential failure of one of our former workers’ compensation carriers.

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

New and Higher Federal, State and Local Taxes Could have a Material and Adverse Impact on our Financial Condition and Results of Operations

Many states and municipalities in which we operate have experienced economic slowdowns, as has the nation as a whole.  This decline in economic activity has resulted in reductions of tax revenues and corresponding budget deficits.  In response to the budget shortfalls, many states and municipalities have increased or enacted new taxes on businesses operating within their tax jurisdiction, including but not limited to, business activity taxes and income taxes.  In addition, many federal, state and local taxing agencies have increased their audit activity in an effort to identify additional tax revenues.  New tax assessments on our operations could result in increased costs. Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited.  As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations. Please read Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information regarding tax assessments by the State of Texas and the State of Massachusetts.

Failure to Integrate or Realize the Expected Return on our Acquisitions and Investments Could Have a Material and Adverse Impact on our Financial Condition and Results of Operations

We have adopted a strategy to market and sell additional products and services within and outside of the core Workforce Optimization solution. As part of this strategy, periodically we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets. Acquiring new businesses involves a number of risks such as over-valuation of the acquired companies, entering markets or businesses in which we have no prior experience, integrating the technology, operations, and personnel, diversion of management’s attention from other business concerns and litigation resulting from the activities of the acquired company. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, or impairment of acquired assets. Such developments could have a material impact to our financial condition, results of operations and future growth rates.

In connection with our annual goodwill impairment assessment, we recorded impairment charges of $3.3 million in our Expense Management reporting unit in 2013 and $4.2 million in our Performance Management reporting unit in 2012.  In addition, we recorded a $2.7 million impairment charge related to our minority investment in The Receivables Exchange in 2013. Based on market conditions or changes in operating plans, the fair value of our other acquired businesses could decline, requiring us to record additional impairment charges for all or portions of the investments.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information regarding the impairment charges.

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

The Atlanta service center, which currently services approximately 33% of our worksite employee base, is located in a 40,000 square foot facility under lease until 2014. We are in the process of moving to a 40,500 square foot facility in Atlanta that is under lease until 2022.

The Dallas service center, which currently services approximately 19% of our worksite employee base, is located in a 48,600 square foot facility under lease until 2016.  In addition to the service center, the facility also contains sales operations.

The Houston service center, which currently services approximately 24% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2016.  In addition to the service center operations, the facility also contains corporate support operations.

The Los Angeles service center, which currently services approximately 24% of our worksite employee base, is located in a 38,000 square foot facility under lease until 2019.

Sales Offices

As of December 31, 2013, we had Workforce Optimization sales and service personnel in 39 facilities located in 25 sales markets throughout the United States.  All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel.  As of December 31, 2013, we had 48 Workforce Optimization sales offices in these 25 markets.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator.  In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets.  We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations, except as discussed in Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages (as of February 3, 2014) and positions of Insperity’s executive officers:

Name	Age	Position
Paul J. Sarvadi	57	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	65	President
A. Steve Arizpe	56	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	60	Executive Vice President of Sales and Marketing
Douglas S. Sharp	52	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	47	Senior Vice President of Legal, General Counsel and Secretary

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

Richard G. Rawson is President of Insperity and most of its subsidiaries, a Class III director, and has been a director of Insperity since 1989.  He has been President since August 2003.  Before being elected President, he served as Executive Vice President of Administration, Chief Financial Officer and Treasurer of the Company from February 1997 until August 2003.  Prior to that, he served as Senior Vice President, Chief Financial Officer and Treasurer of Insperity since 1989.  Prior to joining Insperity in 1989, Mr. Rawson served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries.  Mr. Rawson has served NAPEO as Chairman of the Accounting Practices Committee and several other offices and became President in 1999-2000.  Mr. Rawson has a Bachelor of Business Administration in finance from the University of Houston and currently serves as a board member for the C.T. Bauer College of Business.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “NSP.”  As of February 3, 2014, there were 333 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name.”  The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

2013	High	Low	Dividends per Share
First Quarter	$34.20	$27.04	$0.17
Second Quarter	31.80	26.44	0.17
Third Quarter	37.80	30.36	0.17
Fourth Quarter	39.69	32.67	0.17

2012
First Quarter	$31.79	$25.62	$0.15
Second Quarter	31.14	24.10	0.17
Third Quarter	28.48	23.94	0.17
Fourth Quarter	33.24	24.95	1.17	(1)
____________________________________

(1)	Includes a $1.00 per share special dividend.

Dividend Policy

During 2013 and 2012, we paid dividends of $17.4 million and $42.7 million, respectively, including a special cash dividend of $25.7 million paid in the fourth quarter of 2012.  The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2013 – 10/31/2013	—	$—	—	1,352,569
11/01/2013 – 11/30/2013	—	—	—	1,352,569
12/01/2013 – 12/31/2013	3,000	32.83	3,000	1,349,569
Total	3,000	$32.83	3,000	1,349,569
__________________________________

(1)
Our Board of Directors has authorized a program to repurchase shares of our outstanding common stock.  During the three months ended December 31, 2013, 3,000 shares were repurchased under the program and no shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of December 31, 2013, we are authorized to repurchase an additional 1,349,569 shares under the program.  Unless terminated early by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2008, with the S&P Smallcap 600 Index and the S&P 1500 Composite Human Resources and Employment Services Index.  The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2008.

	12/08	12/09	12/10	12/11	12/12	12/13

Insperity, Inc.	100.00	111.38	141.58	125.34	170.42	193.23
S&P Smallcap 600	100.00	125.57	158.60	160.22	186.37	263.37
S&P 1500 Composite Human Resources and Employment Services	100.00	132.13	156.59	130.21	146.25	262.24

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

	Year ended December 31,
	2013		2012		2011		2010	2009
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$2,256,112		$2,158,824		$1,976,219		$1,719,752	$1,653,096
Gross profit	393,251		382,221		351,775		298,536	287,967
Operating income	56,223	(2)	67,494	(3)	57,314		37,060	27,033
Net income	32,032	(4)	40,402		30,470	(5)	22,440	16,574
Diluted net income per share	$1.25		$1.56		$1.16		$0.86	$0.65

Balance Sheet Data:
Working capital	$128,630		$115,706		$126,562		$144,479	$127,627
Total assets	766,560		750,200		712,259		659,845	576,470
Total stockholders’ equity	253,272		240,905		245,207		240,395	223,160
Cash dividends per share	$0.68		$1.66	(6)	$0.60		$0.52	$0.52

Statistical Data:
Average number of worksite employees paid per month during period	127,517		125,650		116,839		107,014	108,736
Revenues per worksite employee per month(7)	$1,474		$1,432		$1,410		$1,339	$1,267
Gross profit per worksite employee per month	$257		$253		$251		$232	$221
Operating income per worksite employee per month	$37		$45		$41		$29	$21
____________________________________

(1)
Gross billings of $13.462 billion, $12.992 billion, $11.700 billion, $10.169 billion and $9.856 billion, less worksite employee payroll cost of $11.206 billion, $10.833 billion, $9.724 billion, $8.449 billion and $8.203 billion, respectively.

(2)
Includes a non-cash impairment charge in the fourth quarter of 2013 of $3.3 million. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(3)
Includes a non-cash impairment charge in the fourth quarter of 2012 of $4.2 million. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(4)
Includes the impact of a $2.7 million non-cash impairment charge in the second quarter of 2013, please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information. We also recorded a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012, please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(5)
Includes the impact of a $4.4 million pre-tax loss related to the exchange of an aircraft, and a $3.1 million pre-tax loss related to a settlement with the State of California.  Please read Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

(6)	Includes a 1.00 per share special dividend paid in the fourth quarter of 2012.

(7)
Gross billings of $8,797, $8,617, $8,345, $7,919 and $7,553 per worksite employee per month, less payroll cost of $7,323, $7,185, $6,935, $6,580 and $6,286 per worksite employee per month, respectively.

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

Overview

Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our unique human resources service offering, and to leverage our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR business offering is provided through our PEO services, now known as our Workforce Optimization™ solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services.  Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month.  We often use the average number of worksite employees paid during a period as our unit of measurement in analyzing and discussing our results of operations.

In addition to Workforce Optimization, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial Services, Expense Management, Retirement Services and Insurance Services, many of which are offered via desktop applications and SaaS delivery models.  These other products or services are offered separately, as a bundle, or along with Workforce Optimization.

We ended 2013 averaging 130,732 paid worksite employees in the fourth quarter, which represents a 1.1% increase over the fourth quarter of 2012.  Approximately 19% of our paid worksite employees were in our mid-market sector for the year ended December 31, 2013, which is defined as companies with 150 to 2,000 worksite employees.  We expect the average number of paid worksite employees per month to be in the range of 127,000 to 128,000 in the first quarter of 2014.

Our 2013 average gross profit per worksite employee per month was $257, a $4 increase over 2012. Included in gross profit in 2013 is a $14 per worksite employee per month contribution from our Adjacent Businesses compared to $11 per worksite employee per month in the 2012 period.

Operating expenses increased 7.1% in 2013 to $337.0 million. On a per worksite employee per month basis, operating expenses increased from $208 in 2012 to $220 in 2013.

Other expense increased $3.3 million, primarily due to a $2.7 million non-cash impairment charge related to our investment in The Receivables Exchange.

Our net income in 2013 was $32.0 million, an $8.4 million decrease compared to 2012.

We ended 2013 with working capital of $128.6 million.  During 2013, we paid $17.4 million in dividends and repurchased shares at a cost of $17.2 million.

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

Employee benefits costs are comprised primarily of health insurance premiums and claims costs (including dental and pharmacy costs), but also include costs of other employee benefits such as life insurance, vision care, disability insurance, education assistance, adoption assistance, a flexible spending account and a work-life program.

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

•
Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Insperity Invitational™ presented by UnitedHealthcare® sponsorship.  In 2011, certain costs were incurred as a result of our rebranding initiative and are also included in advertising.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets.  The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2013, Plan Costs were less than the premiums paid and owed to United by $13.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $4.5 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2013, were $2.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

We believe that recent claims activity is representative of incurred and paid trends during the reporting period.  The estimated completion rate and annual trend used to compute incurred but not reported claims involves a significant level of judgment.  Accordingly, an increase (or decrease) in the completion rate or annual trend used to estimate the incurred claims would result in an increase (or decrease) in benefits costs and net income would decrease (or increase) accordingly.

The following table illustrates the sensitivity of changes in the completion rate and annual trend on our estimate of total benefit costs of $997.6 million in 2013:

Change in Completion Rate and Annual Trend	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)
(2.5)%	$(12,377)	$5,075
(1.0)%	(4,951)	2,030
1.0%	4,951	(2,030)
2.5%	12,377	(5,075)

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2013 and 2012, Insperity reduced accrued workers’ compensation costs by $9.3 million and $13.1 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2013 and 2012 was 0.8% and 0.6%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $54.9 million in 2013:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)
(5.0)%	$(2,434)	$1,436
(2.5)%	(1,217)	718
2.5%	1,217	(718)
5.0%	2,434	(1,436)

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2013, we paid the insurance carrier an additional $5.0 million in claim funds for policy years prior to 2013, which increased deposits.  As of December 31, 2013, we had restricted cash of $51.9 million and deposits of $81.9 million.  We have estimated and accrued $120.8 million in incurred workers’ compensation claim costs as of December 31, 2013.  Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2013		2012		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $13.462 billion and $12.992 billion, less worksite employee payroll cost of $11.206 billion and $10.833 billion, respectively)	$2,256,112		$2,158,824		4.5%
Gross profit	393,251		382,221		2.9%
Operating expenses	337,028	(1)	314,727	(2)	7.1%
Operating income	56,223		67,494		(16.7)%
Other income (expense)	(2,491)	(3)	796		(412.9)%
Net income	32,032	(4)	40,402		(20.7)%
Diluted net income per share of common stock	1.25		1.56		(19.9)%

Statistical Data:
Average number of worksite employees paid per month	127,517		125,650		1.5%
Revenues per worksite employee per month(5)	$1,474		$1,432		2.9%
Gross profit per worksite employee per month	257		253		1.6%
Operating expenses per worksite employee per month	220		208		5.8%
Operating income per worksite employee per month	37		45		(17.8)%
Net income per worksite employee per month	21		27		(22.2)%
____________________________________

(1)
Includes a non-cash impairment charge in the fourth quarter of 2013 of $3.3 million. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(2)
Includes a non-cash impairment charge in the fourth quarter of 2012 of $4.2 million.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(3)	Includes the impact of a $2.7 million non-cash impairment charge in the second quarter of 2013. Please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information.

(4)
Includes a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012. Please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(5)	Gross billings of $8,797 and $8,617 per worksite employee per month, less payroll cost of $7,323 and $7,185 per worksite employee per month, respectively.

Revenues

Our revenues in 2013, which represent gross billings net of worksite employee payroll cost, increased 4.5% compared to 2012, due to a 2.9%, or $42 increase in revenues per worksite employee per month and a 1.5% increase in the average number of worksite employees paid per month.  The 2.9% increase in revenues per worksite employee per month was due primarily to increases in the benefits and payroll tax pricing to offset increases in these direct costs.

By region, our Workforce Optimization revenue change from 2012 and distribution for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,			Year ended December 31,
	2013	2012	% Change	2013	2012
	(in thousands)			(% of total revenue)
Northeast	$577,280	$560,455	3.0%	26.0%	26.3%
Southeast	212,664	198,049	7.4%	9.6%	9.3%
Central	329,110	312,373	5.4%	14.8%	14.7%
Southwest	613,175	595,379	3.0%	27.6%	28.0%
West	488,047	461,427	5.8%	22.0%	21.7%
	2,220,276	2,127,683	4.4%	100.0%	100.0%
Other revenue(1)	35,836	31,141	15.1%
Total revenue	$2,256,112	$2,158,824	4.5%
____________________________________

(1)     Comprised primarily of revenues generated by Adjacent Businesses.

Our growth in the number of worksite employees paid is affected by three primary sources – new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During 2013, new client sales and the net change in existing clients remained flat, while client retention declined slightly compared to 2012.  As a result, our year-over-year growth in worksite employees paid per month during 2013 was 1.5% compared to 7.5% during 2012.

Gross Profit

Gross profit was $393.3 million in 2013, a 2.9% increase over 2012.  The average gross profit per worksite employee increased 1.6% to $257 per month in 2013 versus $253 in 2012.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Included in gross profit in 2013 is a $14 per worksite employee per month contribution from our Adjacent Businesses compared to $11 per worksite employee per month in the 2012 period.

While our revenues per worksite employee per month increased 2.9% to $1,474 in 2013 versus 2012, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 3.2% to $1,217 per worksite employee per month.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $29 per worksite employee per month, or 4.7%, on a per covered employee basis compared to 2012.  The percentage of worksite employees covered under our health insurance plan was 72.1% in both 2013 and 2012.  Please read “—Critical Accounting Policies and Estimates – Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 6.3%, or $2 per worksite employee per month compared to 2012.  As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.55% in 2013 from 0.54% in 2012.  During 2013, we recorded reductions in workers’ compensation costs of $9.3 million, or 0.09% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $13.1 million, or 0.14% of non-bonus payroll costs in 2012.  The 2013 period costs include the impact of a 0.8% discount rate used to accrue workers’ compensation loss claims, compared to a 0.6% discount rate used in the 2012 period.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 3.2%, or $9 per worksite employee per month compared to 2012, due primarily to a 3.4% increase in total payroll cost in 2013 and a $2.9 million, or $2 per worksite employee per month credit recognized in 2012 related to a Pennsylvania tax matter.  Payroll taxes as a percentage of payroll cost decreased to 7.04% in 2013 compared to 7.05% in 2012.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$181,444	$168,807	7.5%	$119	$112	6.3%
Stock–based compensation	11,103	9,814	13.1%	7	7	—
Commissions	14,581	14,515	0.5%	9	10	(10.0)%
Advertising	23,795	21,586	10.2%	16	14	14.3%
General and administrative expenses	81,699	77,564	5.3%	53	50	6.0%
Impairment charge	3,342	4,191	(20.3)%	2	3	(33.3)%
Depreciation and amortization	21,064	18,250	15.4%	14	12	16.7%
Total operating expenses	$337,028	$314,727	7.1%	$220	$208	5.8%
____________________________________

Operating expenses were $337.0 million in 2013, a 7.1% increase over 2012.   We recorded impairment charges of $3.3 million in our Expense Management reporting unit in 2013 and $4.2 million in our Performance Management reporting unit in 2012.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Operating expenses per worksite employee per month increased to $220 in 2013 from $208 in 2012.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 7.5%, or $7 per worksite employee per month compared to 2012, primarily due to a 6.4% rise in headcount, which includes additions in Business Performance Advisors, service and technology personnel.

•
Stock-based compensation increased 13.1%, but remained flat on a per worksite employee per month basis compared to 2012, due primarily to an increase in the weighted average market value on the date of grant associated with restricted stock awards.  The stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors.  Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

•	Commissions expense increased 0.5%, but decreased $1 on a per worksite employee per month basis compared to 2012.

•	Advertising costs increased 10.2%, or $2 per worksite employee per month compared to 2012, primarily due to increased spending on health care reform-related advertising and business promotions.

•
General and administrative expenses increased 5.3%, or $3 per worksite employee per month, primarily due to increased travel, training, utilities, and repairs and maintenance, partially offset by reductions in professional services.

•
Depreciation and amortization expense increased 15.4%, or $2 per worksite employee per month compared to 2012, primarily due to investments in our technology infrastructure and amortization associated with our Adjacent Business investments.

Other Income (Expense)

Other expense was $2.5 million in 2013 compared to other income of $0.8 million in 2012. Included in 2013 is a $2.7 million non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information.

Income Tax Expense

During 2013 we incurred federal and state income tax expense of $21.7 million on pre-tax income of $53.7 million.  Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses, partially offset by tax benefits of $2.5 million related to tax years 2009 through 2013. Our effective income tax rate was 40.4% in 2013 compared to 40.8% in 2012.

Net Income

Net income for 2013 was $32.0 million, or $1.25 per diluted share, compared to $40.4 million, or $1.56 per diluted share in 2012.  On a per worksite employee per month basis, net income was $21 in 2013 compared to $27 in 2012.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2012		2011		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $12.992 billion and $11.700 billion, less worksite employee payroll cost of $10.833 billion and $9.724 billion, respectively)	$2,158,824		$1,976,219		9.2%
Gross profit	382,221		351,775		8.7%
Operating expenses	314,727	(1)	294,461		6.9%
Operating income	67,494		57,314		17.8%
Other income (expense)	796		(6,539)	(2)	(112.2)%
Net income	40,402		30,470		32.6%
Diluted net income per share of common stock	1.56		1.16		34.5%

Statistical Data:
Average number of worksite employees paid per month	125,650		116,839		7.5%
Revenues per worksite employee per month(3)	$1,432		$1,410		1.6%
Gross profit per worksite employee per month	253		251		0.8%
Operating expenses per worksite employee per month	208		210		(1.0)%
Operating income per worksite employee per month	45		41		9.8%
Net income per worksite employee per month	27		22		22.7%
____________________________________

(1)
Includes a non-cash impairment charge in the fourth quarter of 2012 of $4.2 million. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(2)
Includes the impact of a $4.4 million loss related to the exchange of an aircraft, and a $3.1 million loss related to a settlement with the State of California.  Please read Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

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

By region, our Workforce Optimization revenue change from 2011 and distribution for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,			Year ended December 31,
	2012	2011	% Change	2012	2011
	(in thousands)			(% of total revenue)
Northeast	$560,455	$513,075	9.2%	26.3%	26.3%
Southeast	198,049	192,116	3.1%	9.3%	9.9%
Central	312,373	282,503	10.6%	14.7%	14.5%
Southwest	595,379	561,908	6.0%	28.0%	28.9%
West	461,427	397,363	16.1%	21.7%	20.4%
	2,127,683	1,946,965	9.3%	100.0%	100.0%
Other revenue(1)	31,141	29,254	6.5%
Total revenue	$2,158,824	$1,976,219	9.2%
____________________________________

(1)    Comprised primarily of revenues generated by Adjacent Businesses.

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

Gross Profit

Gross profit increased 8.7% to $382.2 million compared to 2011.  The average gross profit per worksite employee increased 0.8% to $253 per month in 2012 versus $251 in 2011.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Included in gross profit in both 2012 and 2011 is an $11 per worksite employee per month contribution from our Adjacent Businesses.

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

Other Income (Expense)

Other income was $0.8 million in 2012 compared to other expense of $6.5 million in 2011, primarily due to a $4.4 million loss in 2011 related to the exchange of an aircraft and a $3.1 million loss in 2011 related to a settlement with the State of California.  Please read Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information on the settlement with the State of California.

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

	Year ended December 31,
	2013	2012	% Change
	(in thousands, except per worksite employee)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$11,205,652	$10,832,966	3.4%
Less: bonus payroll cost	1,274,575	1,326,442	(3.9)%
Non-bonus payroll cost	$9,931,077	$9,506,524	4.5%

Payroll cost per worksite employee (GAAP)	$7,323	$7,185	1.9%
Less: Bonus payroll cost per worksite employee	833	880	(5.3)%
Non-bonus payroll cost per worksite employee	$6,490	$6,305	2.9%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions, debt service requirements and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $272.1 million in cash, cash equivalents and marketable securities at December 31, 2013, of which approximately $143.0 million was payable in early January 2014 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $24.5 million were customer prepayments that were payable in January 2014.  At December 31, 2013, we had working capital of $128.6 million compared to $115.7 million at December 31, 2012.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2014.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $100 million revolving credit facility (“credit facility”), with a syndicate of financial institutions.  The credit facility, which expires in September of 2015, is available for working capital and general corporate purposes, including acquisitions, and was undrawn at December 31, 2013.  Please read Note 8 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows From Operating Activities

Our cash flows from operating activities in 2013 were $34.7 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our Workforce Optimization clients.  Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the year ended December 31, 2013, which the last business day of the reporting period ended on a Tuesday, client prepayments were $24.5 million and accrued worksite employee payroll was $173.8 million.  In the year ended December 31, 2012, which ended on a Monday, client prepayments were $13.5 million and accrued worksite employee payroll was $150.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $50.0 million in 2013 and $46.7 million in 2012.  However, our estimates of workers’ compensation loss costs were $41.7 million and $36.9 million in 2013 and 2012, respectively. During 2013, we paid the insurance carrier an additional $5.0 million in claim funds for policy years prior to 2013, which resulted in a decrease to working capital. During 2012, we received $2.5 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in an $13.5 million surplus, $4.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2013.  The premiums owed to United at December 31, 2013, were $2.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 20.7% to $32.0 million in 2013 from $40.4 million in 2012.  Please read “Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012.”

Cash Flows Used in Investing Activities

Our cash flows used in investing activities were $43.0 million during 2013.  We invested $11.6 million in capital expenditures, primarily related to our technology infrastructure.  We also invested $31.5 million, net, in marketable securities.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities were $30.4 million during 2013, primarily due to $17.2 million in share repurchases and $17.4 million in dividends paid.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of
December 31, 2013, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating leases	$51,987	$12,763	$21,761	$11,598	$5,865
Purchase obligations(1)	26,751	6,448	12,431	3,528	4,344
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	$120,833	$50,645	$33,324	$24,351	$12,513
Total contractual cash obligations	$199,571	$69,856	$67,516	$39,477	$22,722
____________________________________

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

Seasonality, Inflation and Quarterly Fluctuations

We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.  In addition, borrowings under our Facility bear interest at a variable market rate.  As of December 31, 2013, we had not drawn on the Facility.  Please read Note 8 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

The following table presents information about our available-for-sale marketable securities as of December 31, 2013 (dollars in thousands):

	Principal Maturities	Coupon Interest Rate	Effective Yield
2014	$28,445	5.12%	0.66%
2015	10,894	5.18%	0.29%
2016	4,995	5.84%	0.53%
Total	$44,334	5.22%	0.56%
Fair Market Value	$46,340

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is contained in a separate section of this Annual Report.  See “Index to Consolidated Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  Ernst & Young, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s audit report are included in our 2013 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Some of the information required by this item is incorporated by reference to the information set forth under the captions “Proposal Number 1: Election of Directors – Nominees – Class I Directors (For Terms Expiring at the 2017 Annual Meeting),” “– Directors Remaining in Office,” and “– Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Insperity Proxy Statement”).

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

10.16†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed for the quarter ended September 30, 2012).
10.17†	Board of Directors Compensation Arrangements (incorporated by reference to the Registrant’s Form 8-K dated February 7, 2005).
10.18	Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.19	Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
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

10.29(+)
Letter Agreement dated October 22, 2012, between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed for the year ended December 31, 2012).

10.30(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2013).

10.31(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2008, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed for the quarter ended March 31, 2013).

10.32	Exchange Agreement for Corporate Aircraft, dated August 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011).
10.33	Credit Agreement dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 1, 2011).
10.34	Amendment No. 1 to the Credit Agreement dated December 7, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed for the year ended December 31, 2012).
21.1*	Subsidiaries of Insperity, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document(1).
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished with this report.
____________________________________

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) the Consolidated Balance Sheets at December 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.  Users of this data are advised pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, additionally the data is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 10, 2014.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 10, 2014:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer and Director
Paul J. Sarvadi
(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director
Richard G. Rawson

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Michael W. Brown

*	Director
Jack M. Fields, Jr.

*	Director
Eli Jones

*
Carol R. Kaufman	Director

*	Director
Paul S. Lattanzio

*	Director
Gregory E. Petsch

*	Director
Austin P. Young

* By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

INSPERITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited the accompanying Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insperity, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insperity, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 10, 2014

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the 1992 criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in the COSO Framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Insperity, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insperity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2013 of Insperity, Inc. and our report dated February 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 10, 2014

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$225,755	$264,544
Restricted cash	51,928	47,149
Marketable securities	46,340	16,904
Accounts receivable, net:
Trade	7,453	6,931
Unbilled	199,628	181,040
Other	2,928	2,415
Prepaid insurance	10,638	15,620
Other current assets	12,053	9,651
Income taxes receivable	409	—
Deferred income taxes	8,185	7,211
Total current assets	565,317	551,465

Property and equipment:
Land	4,115	4,115
Buildings and improvements	67,939	68,583
Computer hardware and software	85,241	81,140
Software development costs	38,522	35,866
Furniture and fixtures	36,479	36,717
Aircraft	35,879	35,879
	268,175	262,300
Accumulated depreciation and amortization	(181,760)	(168,358)
Total property and equipment, net	86,415	93,942

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,000
Deposits – workers’ compensation	81,878	64,201
Goodwill and other intangible assets, net	18,434	23,775
Other assets	1,816	4,817
Total other assets	114,828	104,793
Total assets	$766,560	$750,200

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2013	December 31, 2012
Current liabilities:
Accounts payable	$2,678	$3,660
Payroll taxes and other payroll deductions payable	165,604	178,534
Accrued worksite employee payroll cost	173,801	150,070
Accrued health insurance costs	5,103	13,942
Accrued workers’ compensation costs	52,930	49,484
Accrued corporate payroll and commissions	21,611	23,537
Other accrued liabilities	14,960	12,478
Income tax payable	—	4,054
Total current liabilities	436,687	435,759

Noncurrent liabilities:
Accrued workers’ compensation costs	68,905	64,536
Deferred income taxes	7,696	9,000
Total noncurrent liabilities	76,601	73,536

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,758 at December 31, 2013 and 2012	308	308
Additional paid-in capital	135,653	133,207
Treasury stock, at cost – 5,175 and 5,096 shares at December 31, 2013 and 2012, respectively	(138,688)	(133,950)
Accumulated other comprehensive income, net of tax	29	16
Retained earnings	255,970	241,324
Total stockholders’ equity	253,272	240,905
Total liabilities and stockholders’ equity	$766,560	$750,200

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenues (gross billings of $13.462 billion, $12.992 billion and $11.700 billion, less worksite employee payroll cost of $11.206 billion, $10.833 billion and $9.724 billion, respectively)	$2,256,112	$2,158,824	$1,976,219
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,862,861	1,776,603	1,624,444
Gross profit	393,251	382,221	351,775

Operating expenses:
Salaries, wages and payroll taxes	181,444	168,807	155,233
Stock-based compensation	11,103	9,814	8,601
Commissions	14,581	14,515	13,451
Advertising	23,795	21,586	26,613
General and administrative expenses	81,699	77,564	75,345
Impairment charge	3,342	4,191	—
Depreciation and amortization	21,064	18,250	15,218
	337,028	314,727	294,461
Operating income	56,223	67,494	57,314

Other income (expense):
Interest, net	158	609	969
Other, net	(2,649)	187	(7,508)

Income before income tax expense	53,732	68,290	50,775

Income tax expense	21,700	27,888	20,305

Net income	$32,032	$40,402	$30,470

Less distributed and undistributed earnings allocated to participating securities	(916)	(1,224)	(908)

Net income allocated to common shares	$31,116	$39,178	$29,562

Basic net income per share of common stock	$1.25	$1.57	$1.16

Diluted net income per share of common stock	$1.25	$1.56	$1.16

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011

Net income	$32,032	$40,402	$30,470

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	13	(8)	3

Comprehensive income	$32,045	$40,394	$30,473

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2010	30,839	$309	$135,607	$(124,464)	$21	$228,922	$240,395
Purchase of treasury stock, at cost	—	—	—	(25,079)	—	—	(25,079)
Exercise of stock options	—	—	(1,042)	4,998	—	—	3,956
Income tax benefit from stock-based compensation, net	—	—	1,663	—	—	—	1,663
Stock-based compensation expense	—	—	(416)	9,017	—	—	8,601
Other	—	—	59	881	—	—	940
Dividends paid	—	—	—	—	—	(15,742)	(15,742)
Unrealized gain on marketable securities, net of tax	—	—	—	—	3	—	3
Net income	—	—	—	—	—	30,470	30,470
Balance at December 31, 2011	30,839	$309	$135,871	$(134,647)	$24	$243,650	$245,207
Purchase of treasury stock, at cost	—	—	—	(13,773)	—	—	(13,773)
Repurchase of common stock	(81)	(1)	(3,161)	—	—	—	(3,162)
Exercise of stock options	—	—	(1,630)	3,879	—	—	2,249
Income tax benefit from stock-based compensation, net	—	—	1,751	—	—	—	1,751
Stock-based compensation expense	—	—	289	9,525	—	—	9,814
Other	—	—	87	1,066	—	—	1,153
Dividends paid	—	—	—	—	—	(42,728)	(42,728)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	40,402	40,402
Balance at December 31, 2012	30,758	$308	$133,207	$(133,950)	$16	$241,324	$240,905
Purchase of treasury stock, at cost	—	—	—	(17,229)	—	—	(17,229)
Exercise of stock options	—	—	(790)	2,238	—	—	1,448
Income tax benefit from stock-based compensation, net	—	—	1,259	—	—	—	1,259
Stock-based compensation expense	—	—	1,798	9,305	—	—	11,103
Other	—	—	179	948	—	—	1,127
Dividends paid	—	—	—	—	—	(17,386)	(17,386)
Unrealized gain on marketable securities, net of tax	—	—	—	—	13	—	13
Net income	—	—	—	—	—	32,032	32,032
Balance at December 31, 2013	30,758	$308	$135,653	$(138,688)	$29	$255,970	$253,272

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$32,032	$40,402	$30,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,033	18,183	15,218
Loss on exchange of assets	—	—	4,408
Impairment charges	6,021	4,191	—
Amortization of marketable securities	2,119	2,295	2,172
Stock-based compensation	11,103	9,814	8,601
Deferred income taxes	(2,288)	(5,743)	(46)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	(4,779)	(2,412)	(3,533)
Accounts receivable	(19,623)	(19,453)	(28,826)
Prepaid insurance	4,982	5,680	3,678
Other current assets	(2,402)	1,837	(2,862)
Other assets	(18,060)	(12,924)	(652)
Accounts payable	(982)	(1,425)	1,776
Payroll taxes and other payroll deductions payable	(12,930)	9,922	23,556
Accrued worksite employee payroll expense	23,731	19,753	20,620
Accrued health insurance costs	(8,839)	4,515	(5,992)
Accrued workers’ compensation costs	7,815	7,418	8,791
Accrued corporate payroll, commissions and other accrued liabilities	556	2,353	(1,871)
Income taxes payable/receivable	(4,825)	6,392	(1,597)
Total adjustments	2,632	50,396	43,441
Net cash provided by operating activities	34,664	90,798	73,911
Cash flows from investing activities:
Marketable securities:
Purchases	(54,756)	(30,680)	(51,397)
Proceeds from maturities	15,201	32,619	31,706
Proceeds from dispositions	8,026	35,891	3,907
Investments and acquisitions, net of cash acquired	—	(2,410)	(14,555)
Property and equipment:
Purchases	(11,562)	(17,631)	(31,440)
Proceeds from dispositions	57	69	82
Net cash provided by (used in) investing activities	(43,034)	17,858	(61,697)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Purchase of treasury stock	$(17,229)	$(13,773)	$(25,079)
Repurchase of common stock	—	(3,162)	—
Dividends paid	(17,386)	(42,728)	(15,742)
Proceeds from the exercise of stock options	1,448	2,249	3,956
Income tax benefit from stock-based compensation	1,621	2,316	2,166
Other	1,127	(222)	(1,136)
Net cash used in financing activities	(30,419)	(55,320)	(35,835)

Net increase (decrease) in cash and cash equivalents	(38,789)	53,336	(23,621)
Cash and cash equivalents at beginning of year	264,544	211,208	234,829
Cash and cash equivalents at end of year	$225,755	$264,544	$211,208

Supplemental disclosures:
Cash paid for income taxes	$27,191	$24,924	$19,782

In September 2011, we exchanged an existing aircraft with a fair value of $4.0 million and paid an additional $10.0 million to acquire a replacement aircraft, resulting in a non-cash loss of $4.4 million, which is included in other income (expense).

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1.	Accounting Policies

Description of Business

Insperity, Inc., formerly named Administaff, Inc. (“Insperity” or “we”, “our”, and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our name change, which was effective March 3, 2011, reflects our evolution over the past 27 years from a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider. We were organized as a corporation in 1986 and have provided PEO services since inception.

Our most comprehensive HR business offering is provided through our PEO services, known as Workforce Optimization® solution, which encompasses a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.

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

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States.  Significant markets include the following:

	Year ended December 31,
	2013	2012	2011
Percentage of total Workforce Optimization revenues:
Texas	26%	26%	27%
California	17%	17%	16%
New York	10%	9%	9%
Other	47%	48%	48%
Total	100%	100%	100%

Revenue and Direct Cost Recognition

We account for our Workforce Optimization revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations.  Our Workforce Optimization revenues are derived from our gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.  Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

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

We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities.  We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date.  At December 31, 2013 and 2012, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.  Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments.  We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.

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

Software development costs relate primarily to software coding, system interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.  We recognized $3.6 million, $2.8 million and $1.6 million in amortization of capitalized computer software costs in 2013, 2012 and 2011, respectively.  Unamortized computer software costs were $7.2 million and $8.2 million in 2013 and 2012, respectively.

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

Our goodwill and intangible assets are subject to the provisions of ASC 350, Intangibles – Goodwill and Other. Accordingly, we perform our annual goodwill impairment testing as of December 31st of each calendar year or earlier if indicators of impairment exist on an interim basis. Step one of the impairment testing involves a comparison of the estimated fair value of a reporting unit to the related carrying value.  Fair value is estimated using a discounted cash flow model.  If the estimated fair value is less than its related carrying value, step two of the goodwill impairment test is completed, which involves allocating the estimated fair value of the reporting unit to individual assets and liabilities.  If the carrying value of goodwill is greater than the estimated fair value, an impairment exists, which results in a write-down of the goodwill to the estimated fair value. Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of December 31, 2013, and is reported as a long-term asset.
As of December 31, 2013, Plan Costs were less than the net premiums paid and owed to United by $13.5 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $4.5 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2013, were $2.1 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2013 and 2012, we reduced accrued workers’ compensation costs by $9.3 million and $13.1 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2013 and 2012 were 0.8% and 0.6%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims:

	Year ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$111,685	$104,791
Accrued claims	42,900	37,772
Present value discount	(1,169)	(868)
Paid claims	(32,583)	(30,010)
Ending balance	$120,833	$111,685

Current portion of accrued claims	$51,928	$47,149
Long-term portion of accrued claims	68,905	64,536
	$120,833	$111,685

The current portion of accrued workers’ compensation costs at December 31, 2013 and 2012 includes $1.0 million and $2.3 million, respectively, of workers’ compensation administrative fees.

As of December 31, the undiscounted accrued workers’ compensation costs were $131.2 million in 2013 and $123.4 million in 2012.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2013, we paid the insurance carrier an additional $5.0 million in claim funds for policy years prior to 2013, which increased deposits.  As of December 31, 2013, we had restricted cash of $51.9 million and deposits of $81.9 million.

Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

Stock-Based Compensation

At December 31, 2013, we have three stock-based employee compensation plans.  We account for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We generally make annual grants of restricted and unrestricted stock under our stock-based incentive compensation plans to our directors, officers and other management. Restricted stock grants to officers and other management vest over three to five years from the date of grant.  Restricted stock grants issued to directors upon their initial appointment to the board are one-third vested on each anniversary of the grant date. Annual stock grants issued to directors are 100% vested on the grant date.  Shares of restricted stock are based on fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the vesting period.

Company-Sponsored 401(k) Plans

Under our 401(k) plan for corporate employees (the “Corporate Plan”), we matched 50% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2013, 2012 and 2011. Under our separate
401(k) plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company.  Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested.  During 2013, 2012 and 2011, we made matching contributions to the Corporate and Worksite Employee Plans of $74.7 million, $65.9 million and $58.1 million, respectively.  Of these contributions, $71.7 million, $63.3 million and $55.7 million were made under the Worksite Employee Plan on behalf of worksite employees.  The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation.

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending announcements that will materially impact our financial position or results of operations.

2.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2013	2012
	(in thousands)
Overnight holdings:
Money market funds (cash equivalents)	$192,040	$255,000
Investment holdings:
Money market funds (cash equivalents)	42,913	26,087
Marketable securities	46,340	16,904
	281,293	297,991
Cash held in demand accounts	23,054	21,732
Outstanding checks	(32,252)	(38,275)
Total cash, cash equivalents and marketable securities	$272,095	$281,448

Cash and cash equivalents	$225,755	$264,544
Marketable securities	46,340	16,904
	$272,095	$281,448

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of December 31, 2013 and December 31, 2012, are $143.0 million and $158.2 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $24.5 million and $13.5 million respectively, in client prepayments.

We account for our financial assets in accordance with ASC 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
		(in thousands)
	December 31, 2013	Level 1	Level 2	Level 3
Money market funds	$234,953	$234,953	$—	$—
Municipal bonds	46,340	—	46,340	—
Total	$281,293	$234,953	$46,340	$—

	Fair Value Measurements
		(in thousands)
	December 31, 2012	Level 1	Level 2	Level 3
Money market funds	$281,087	$281,087	$—	$—
Municipal bonds	16,904	—	16,904	—
Total	$297,991	$281,087	$16,904	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2013
Municipal bonds	$46,290	$51	$(1)	$46,340

December 31, 2012
Municipal bonds	$16,878	$29	$(3)	$16,904

For the years ended December 31, 2013 and 2012 we realized a $3,000 and $58,000 gain on sales of available-for-sale marketable securities.  For the year ended December 31, 2011, we had no realized gains or losses recognized on sales of available-for-sale marketable securities.

As of December 31, 2013, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$29,077	$29,098
One to five years	17,213	17,242
Total	$46,290	$46,340

3.	Accounts Receivable

Our accounts receivable is primarily composed of trade receivables and unbilled receivables.  Our trade receivables, which represent outstanding gross billings to customers, are reported net of allowance for doubtful accounts of $0.9 million and $1.0 million as of December 31, 2013 and 2012, respectively.  We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

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

	December 31,
	2013	2012
	(in thousands)
Accrued worksite employee payroll cost	$173,801	$150,070
Unbilled revenues	50,286	44,483
Customer prepayments	(24,459)	(13,513)
Unbilled accounts receivable	$199,628	$181,040

4.	Deposits

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance.  Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2013, we had $3.7 million in health insurance long-term deposits. Please read Note 1 “Accounting Policies” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2013, we had $81.9 million in workers’ compensation long-term deposits. Please read Note 1 “Accounting Policies” for a discussion of our accounting policies for workers’ compensation costs.

5.	Goodwill and Other Intangible Assets

The following table provides the gross carrying amount and accumulated amortization for each class of intangible assets:

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortizable intangible assets:
Trademarks	$1,230	$(680)	$550	$1,285	$(571)	$714
Customer relationships	7,784	(4,340)	3,444	9,643	(3,790)	5,853
Total intangible assets	$9,014	$(5,020)	$3,994	$10,928	$(4,361)	$6,567

Our amortization expense related to purchased intangible assets other than goodwill was $2.0 million in 2013, $1.8 million in 2012 and $1.7 million in 2011, and is estimated to be $1.6 million in 2014, $1.3 million in 2015, $695,000 in 2016, $522,000 in 2017 and $79,000 in 2018.

During the fourth quarter of 2013 and 2012, we performed step one of the annual impairment testing for each of our reporting units and concluded the estimated fair value of our Expense Management and Performance Management reporting units, respectively, were below their respective carrying values. The declines in the estimated fair values of Expense Management and Performance Management resulted primarily from lower projected revenue growth rates and profitability levels. The timing of the lower revenue growth rates and profitability level revisions coincided with the timing of our overall forecasting process for all reporting units, which is performed in the fourth quarter of each calendar year. Upon completion of step two of the goodwill impairment test, we recognized goodwill and other intangible asset impairment write-downs of $3.3 million in 2013 related to our Expense Management reporting unit, and $4.2 million in 2012 related to our Performance Management reporting unit. The fair value of the reporting units was estimated using a discounted cash flow model, which we believe appropriately estimates the fair value of the reporting units. The material assumptions used in the model included the weighted average cost of capital and long-term growth rates.  We consider this a Level 3 fair value measure.

The following table provides the gross carrying amount and accumulated impairment for goodwill:

	Year ended December 31,
	2013	2012
	(in thousands)
Gross amount:
Aggregate goodwill acquired	$21,156	$21,156
Accumulated impairment loss:
Beginning balance	(3,948)	—
Impairment	(2,768)	(3,948)
Ending balance	(6,716)	(3,948)
Goodwill, net	$14,440	$17,208

6.	Other Assets

In 2011, we acquired a minority interest in The Receivables Exchange ("TRE"), an online marketplace for the sale of accounts receivable, for $2.8 million. In the second quarter of 2013, TRE issued similar securities at per share amounts substantially below the per share book value of our investment. Accordingly, we valued the investment based on a similar security market transaction, which is a Level 2 valuation technique. This resulted in a non-cash impairment charge of $2.7 million, which is included in other income (expense) in our Consolidated Statements of Operations in 2013. Due to federal income tax limitations on capital losses, no tax benefit associated with the impairment was recognized.

7.	Acquisitions

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

8.	Revolving Credit Facility

On September 15, 2011, we entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At December 31, 2013, we had not drawn on the Facility.

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

The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio.  In December 2012, the Credit Agreement was amended to modify the interest coverage ratio covenant to exclude the impact of the $25.7 million special dividend.  We were in compliance with all financial covenants under the Credit Agreement at December 31, 2013.

9.	Income Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(5,084)	$(6,929)
Depreciation	(8,937)	(8,580)
Software development costs	(2,739)	(3,104)
Total deferred tax liabilities	(16,760)	(18,613)

Deferred tax assets:
Accrued incentive compensation	3,909	4,896
Net operating loss carryforward	1,773	2,057
Workers’ compensation accruals	5,568	5,079
Accrued rent	1,008	1,033
Stock-based compensation	3,742	3,114
Intangibles	837	227
Minority investment impairment	991	—
Other	412	418
Total deferred tax assets	18,240	16,824
Valuation allowance	(991)	—
Total net deferred tax assets	17,249	16,824

Net deferred tax assets (liabilities)	$489	$(1,789)

Net current deferred tax assets	$8,185	$7,211
Net noncurrent deferred tax liabilities	(7,696)	(9,000)
	$489	$(1,789)

The components of income tax expense are as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Current income tax expense:
Federal	$20,476	$29,280	$16,816
State	3,512	4,351	3,535
Total current income tax expense	23,988	33,631	20,351
Deferred income tax (benefit) expense:
Federal	(2,258)	(5,363)	47
State	(30)	(380)	(93)
Total deferred income tax benefit	(2,288)	(5,743)	(46)
Total income tax expense	$21,700	$27,888	$20,305

As a result of nonqualified stock option exercises, disqualifying dispositions of certain employee incentive stock options and vesting of restricted stock awards, we had a net income tax benefit of $1.3 million in 2013, $1.8 million in 2012 and $1.7 million in 2011.  The income tax benefit is reported as a component of additional paid-in capital.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Expected income tax expense at 35%	$18,806	$23,901	$17,770
State income taxes, net of federal benefit	2,286	2,497	2,249
Nondeductible expenses	1,993	1,663	904
Section 199 benefits	(2,531)	—	—
Expense Management non-cash impairment	797	—	—
Valuation allowance related to TRE impairment	938	—	—
Research and development credit	(534)	—	(558)
Other, net	(55)	(173)	(60)
Reported total income tax expense	$21,700	$27,888	$20,305

We have developed customer facing software that is included as a component of the Workforce Optimization solution. In addition, several ABUs market both software products and software as a service offerings. Prior to 2013, we were not certain that these software offerings met the IRS “Qualified Production Activities Deduction” requirements. As a result, no such tax deduction was taken on the annual tax returns filed with the IRS. However, in 2013, we engaged tax specialists to conduct a study of our various software offerings to assess the qualifications with IRS guidelines. Based on this study, we concluded certain of our software offerings met the IRS requirements, resulting in plans to amend previously filed open year tax returns. Accordingly, in 2013 we recognized $2.0 million in tax benefits for the years 2009 to 2012, and $530,000 in tax benefits for the 2013 tax year.

At December 31, 2013, we have net operating loss carryforwards totaling approximately $4.8 million that expire from 2022 to 2030 related to our acquisition of ExpensAble.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2013, 2012 and 2011, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2010 through 2012 remain open to examination by the Internal Revenue Service of the United States.

10.	Stockholders’ Equity

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase up to 15,500,000 shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors.  We repurchased 479,903 shares under the Repurchase Program during 2013.  In addition, 116,931 shares were withheld during 2013 to satisfy tax withholding obligations for the vesting of restricted stock awards.  These purchases are not subject to the Repurchase Program.  During 2012, we repurchased 407,400 shares under the Repurchase Program and 107,293 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of December 31, 2013, we were authorized to repurchase an additional 1,349,569 shares under the Repurchase Program.  Shares repurchased under the Repurchase Program and shares withheld to satisfy tax withholding obligations for the vesting of restricted stock awards are recorded in treasury.

Dividends

The Board declared quarterly dividends in 2013 and 2012 as follows:

	2013	2012
	(amounts per share)
First quarter	$0.17	$0.15
Second quarter	0.17	0.17
Third quarter	0.17	0.17
Fourth quarter	0.17	1.17	(1)
____________________________________

(1)    Includes a $1.00 per share special dividend

During 2013 and 2012, we paid a total of $17.4 million and $42.7 million, respectively in dividends.

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

Preferred Stock

At December 31, 2013, 20 million shares of preferred stock were authorized, of which 600,000 shares were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under our Share Purchase Rights Plan (the “Rights Plan”).  Each issued share of our common stock has one preferred stock purchase right attached to it.  No preferred shares have been issued and the rights are not currently exercisable.  The Rights Plan expires on November 13, 2017.

11.	Incentive Plans

The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries.  The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted.  The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards.  The Board may at any time amend or terminate the Incentive Plans.  However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent.  Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.  At December 31, 2013, 1,499,221 shares of common stock were available for future grants under the 2012 Incentive Plan.  The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives.  The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.

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

We recognized $11.1 million, $9.8 million and $8.6 million of compensation expense associated with the restricted stock awards in 2013, 2012 and 2011, respectively. We recognized $4.5 million, $4.0 million and $3.4 million of tax benefits associated with stock-based compensation in 2013, 2012 and 2011, respectively.

Stock Option Awards

The following is a summary of stock option award activity for 2013:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - December 31, 2012	152	$19.30
Granted	—	—
Exercised	(91)	15.95
Canceled	—	—
Outstanding - December 31, 2013	61	24.24	4.6	$731
Exercisable - December 31, 2013	61	24.24	4.6	$731

The intrinsic value of options exercised during the year was $1.5 million in 2013, $2.5 million in 2012 and $2.2 million in 2011.

Restricted Stock Awards

Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock.  Such value is recognized as compensation expense over the corresponding vesting period, three to five years for our shares currently outstanding.  The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $12.3 million, $11.7 million and $11.1 million, respectively.  The weighted average grant date fair value of restricted stock awards during the years ended December 31, 2013, 2012 and 2011 was $29.25, $30.47 and $29.47, respectively.  As of December 31, 2013, unrecognized compensation expense associated with the unvested shares outstanding was $12.7 million and is expected to be recognized over a weighted average period of 22 months.

The following is a summary of restricted stock award activity for 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested - December 31, 2012	751	$27.70
Granted	407	29.25
Vested	(399)	25.57
Canceled/Forfeited	(19)	29.58
Non-vested - December 31, 2013	740	29.66

Employee Stock Purchase Plan

Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 34 thousand, 37 thousand and 35 thousand shares were issued under the ESPP during fiscal years 2013, 2012 and 2011, respectively.

12.	Net Income Per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$32,032	$40,402	$30,470
Less distributed and undistributed earnings allocated to participating securities	(916)	(1,224)	(908)
Net income allocated to common shares	$31,116	$39,178	$29,562

Weighted average common shares outstanding	24,850	25,007	25,405
Incremental shares from assumed conversions of common stock options	22	60	92
Adjusted weighted average common shares outstanding	24,872	25,067	25,497

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	8	29	29

13.	Leases

We lease various office facilities, furniture, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses.  Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively.  Rental expense relating to all operating leases was $13.9 million, $13.8 million and $14.0 million in 2013, 2012 and 2011, respectively.  At December 31, 2013, future minimum rental payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)
2014	$12,763
2015	11,985
2016	9,776
2017	6,507
2018	5,091
Thereafter	5,865
Total minimum lease payments	$51,987

14.	Commitments and Contingencies

We enter into non-cancelable fixed purchase and service obligations in the ordinary course of business.  These arrangements primarily consist of advertising commitments and service contracts.  At December 31, 2013, future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2014	$6,448
2015	7,164
2016	5,267
2017	1,758
2018	1,770
Thereafter	4,344
Total obligations	$26,751

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

Texas Sales and Use Tax Assessments

In July 2008, we purchased a used aircraft (the “2008 Aircraft”) with the intent to immediately lease it to an aircraft charter service under 14 C.F.R. Part 135 (the “2008 Aircraft Purchase”). In connection with the 2008 Aircraft Purchase, we sought and received a letter ruling from the State of Texas Comptroller’s Tax Policy Division (the “Comptroller’s Ruling”). The Comptroller’s Ruling concluded that the 2008 Aircraft Purchase and lease qualified for the “sale for resale” exemption to sales and use taxes. In 2011, we purchased a used aircraft in a transaction that included the trade-in of the 2008 Aircraft with the intent to immediately lease the newly-purchased aircraft to the same aircraft charter service under Part 135 (“the 2011 Aircraft Purchase”). The structure of the 2011 Aircraft Purchase and lease transaction was patterned after the 2008 Aircraft Purchase. In accordance with the Comptroller’s Ruling, we did not pay sales or use tax on either the 2008 Aircraft Purchase or the 2011 Aircraft Purchase.

The Comptroller’s Office has since changed its view as expressed in the Comptroller’s Ruling and is now asserting that the 2008 Aircraft Purchase and the 2011 Aircraft Purchase are subject to sales and use tax. In May 2012, the Comptroller’s Office issued a notification of examination results regarding the 2008 Aircraft Purchase. It has assessed approximately $782,000 in taxes but waived any claim for interest and did not assess any penalty. In a separate matter regarding the 2011 Aircraft Purchase, the Comptroller’s Office issued its notification of examination results in December 2013 and assessed approximately $933,000 in taxes, penalties and interest.

We have filed requests for redetermination disputing both assessments and are seeking hearings concerning them. We believe the assessments are without merit and intend to vigorously contest them. At this time, we are unable to determine the ultimate outcome of these matters. However, in the event the State of Texas succeeds with enforcement of the assessments, we may be required to pay some or all of the assessments, which would reduce net income in the reported period.

Massachusetts Tax Assessment

During the fourth quarter of 2012, we received assessments of approximately $2.5 million, including interest and penalties, related to the alleged underpayment of corporate income taxes to the State of Massachusetts for tax years 2006 through 2008.  In 2009, we received similar assessments of approximately $470,000, including interest and penalties, which covered tax years 2003 through 2005.  However, in 2013 Massachusetts withdrew its assessment regarding the 2003 to 2005 periods. We believe the remaining assessments are without merit and intend to vigorously contest them.  At this time, we are unable to determine the ultimate outcome of this matter.  However, in the event the State of Massachusetts succeeds with enforcement of the assessments, we may be required to pay some or all of the assessments, which would reduce net income and could have a material adverse effect on net income in the reported period.

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

The entry of a liquidation order triggered the transition of claim handling responsibilities for Lumbermens Mutual’s open claims to state guaranty associations around the country. Guaranty associations are non-profit organizations created by statute for the purpose of protecting policyholders from severe financial losses and preventing delays in claim payments due to the insolvency of an insurer. They do this by assuming responsibility for the payment of claims that would otherwise have been paid by the insurer had it not become insolvent. Each state has one or more guaranty association(s), with each association handling certain types of insurance. Insurance companies are required to be members of the state guaranty association as a condition of being licensed to do business in the state.

The guaranty associations in some states, including Texas, may assert that state law allows them to recover the amount of benefits paid by the guaranty association along with associated administration and defense costs from an insured with a net worth exceeding certain specified levels or based upon certain other theories of recovery. We intend to vigorously assert our available defenses to any claims made by any guaranty association.  We estimate the outstanding amounts that may be subject to claims from state guaranty associations to range from $1.0 million to $2.0 million as of December 31, 2013.  In the event state guaranty associations are successful in seeking recovery from us, we would be required to pay such claims and record liabilities for anticipated future claims, which could have an adverse effect on net income in the reported period.

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

15.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30		Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2013
Revenues	$611,836	$547,274		$539,869	$557,133
Gross profit	108,118	97,746		97,409	89,978
Operating income	22,009	10,228		17,112	6,874	(1)
Net income	13,173	3,488	(2)	10,082	5,289	(3)
Basic net income per share	0.51	0.14		0.39	0.21
Diluted net income per share	0.51	0.14		0.39	0.21

2012
Revenues	$595,177	$519,256		$511,953	$532,438
Gross profit	103,004	87,294	(4)	98,420	93,503
Operating income	23,046	9,415		19,140	15,893	(5)
Net income	13,884	5,621		11,452	9,445
Basic net income per share	0.54	0.22		0.45	0.34	(6)
Diluted net income per share	0.54	0.22		0.45	0.34	(6)
____________________________________

(1)
Included in the results for the fourth quarter of 2013 is a $3.3 million impairment charge, related to our Expense Management reporting unit.  Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

(2)	Includes the impact of a $2.7 million non-cash impairment charge. Please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information.

(3)	Includes a $2.0 million tax benefit related to tax years 2009 through 2012. Please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(4)
Included in the results for the second quarter of 2012 is a $2.9 million reduction to payroll tax expense related to a refund of Pennsylvania sales taxes.  Please read Note 14, “Commitments and Contingencies,” for additional information.

(5)
Included in the results for the fourth quarter of 2012 is a $4.2 million impairment charge, related to our Performance Management reporting unit.  Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

(6)
Under the two-class earnings per share method, undistributed losses resulting from dividends exceeding net income are not allocated to participating securities.  This resulted in a $0.03 earnings per share decrease in the fourth quarter of 2012.  Please read Note 12, “Net Income Per Share,” for additional information.