Form 10-Q
period 2014-03-31
INSPERITY, INC.
filed 2014-05-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.
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

As of April 25, 2014, 25,534,958 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$213,518	$225,755
Restricted cash	52,162	51,928
Marketable securities	46,897	46,340
Accounts receivable, net:
Trade	2,933	7,453
Unbilled	216,360	199,628
Other	3,106	2,928
Prepaid insurance	34,793	10,638
Other current assets	19,228	12,053
Income taxes receivable	9,040	409
Deferred income taxes	—	8,185
Total current assets	598,037	565,317

Property and equipment:
Land	4,806	4,115
Buildings and improvements	67,817	67,939
Computer hardware and software	85,181	85,241
Software development costs	39,161	38,522
Furniture and fixtures	36,390	36,479
Aircraft	35,879	35,879
	269,234	268,175
Accumulated depreciation and amortization	(185,301)	(181,760)
Total property and equipment, net	83,933	86,415

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	84,871	81,878
Goodwill and other intangible assets, net	18,036	18,434
Other assets	1,812	1,816
Total other assets	117,419	114,828
Total assets	$799,389	$766,560

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2014	December 31, 2013
	(Unaudited)
Current liabilities:
Accounts payable	$2,591	$2,678
Payroll taxes and other payroll deductions payable	163,985	165,604
Accrued worksite employee payroll cost	187,311	173,801
Accrued health insurance costs	25,708	5,103
Accrued workers’ compensation costs	53,387	52,930
Accrued corporate payroll and commissions	16,225	21,611
Other accrued liabilities	25,685	14,960
Total current liabilities	474,892	436,687

Noncurrent liabilities:
Accrued workers’ compensation costs	71,285	68,905
Deferred income taxes	5,896	7,696
Total noncurrent liabilities	77,181	76,601

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	135,838	135,653
Treasury stock, at cost	(150,039)	(138,688)
Accumulated other comprehensive income, net of tax	26	29
Retained earnings	261,183	255,970
Total stockholders’ equity	247,316	253,272
Total liabilities and stockholders’ equity	$799,389	$766,560

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues (gross billings of $3.588 billion and $3.332 billion, less worksite employee payroll cost of $2.951 billion and $2.270 billion, respectively)	$636,999	$611,836

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	530,823	503,718

Gross profit	106,176	108,118

Operating expenses:
Salaries, wages and payroll taxes	51,032	48,211
Stock-based compensation	2,400	2,310
Commissions	3,246	3,207
Advertising	4,941	5,250
General and administrative expenses	22,732	21,986
Depreciation and amortization	5,234	5,145
	89,585	86,109
Operating income	16,591	22,009

Other income (expense):
Interest, net	47	69
Other, net	(26)	9
Income before income tax expense	16,612	22,087
Income tax expense	7,048	8,914
Net income	$9,564	$13,173

Less distributed and undistributed earnings allocated to participating securities	(282)	(383)

Net income allocated to common shares	$9,282	$12,790

Basic net income per share of common stock	$0.37	$0.51

Diluted net income per share of common stock	$0.37	$0.51

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$9,564	$13,173

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	(3)	16

Comprehensive income	$9,561	$13,189

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2013	30,758	$308	$135,653	$(138,688)	$29	$255,970	$253,272
Purchase of treasury stock, at cost	—	—	—	(13,884)	—	—	(13,884)
Exercise of stock options	—	—	(114)	277	—	—	163
Income tax benefit from stock-based compensation, net	—	—	(163)	—	—	—	(163)
Stock-based compensation expense	—	—	377	2,023	—	—	2,400
Other	—	—	85	233	—	—	318
Dividends paid	—	—	—	—	—	(4,351)	(4,351)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	9,564	9,564
Balance at March 31, 2014	30,758	$308	$135,838	$(150,039)	$26	$261,183	$247,316

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,564	$13,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,260	5,135
Amortization of marketable securities	510	441
Stock-based compensation	2,400	2,310
Deferred income taxes	6,387	3,252
Changes in operating assets and liabilities:
Restricted cash	(234)	(225)
Accounts receivable	(12,390)	(10,814)
Prepaid insurance	(24,155)	(1,267)
Other current assets	(7,175)	(4,108)
Other assets	(2,990)	(3,109)
Accounts payable	(87)	(1,458)
Payroll taxes and other payroll deductions payable	(1,619)	4,977
Accrued worksite employee payroll expense	13,510	18,645
Accrued health insurance costs	20,605	(6,458)
Accrued workers’ compensation costs	2,837	418
Accrued corporate payroll, commissions and other accrued liabilities	5,340	(3,978)
Income taxes payable/receivable	(8,872)	538
Total adjustments	(673)	4,299
Net cash provided by operating activities	8,891	17,472

Cash flows from investing activities:
Marketable securities:
Purchases	(7,668)	(40,046)
Proceeds from dispositions	—	4,138
Proceeds from maturities	6,595	1,001
Property and equipment	(2,379)	(2,843)
Net cash used in investing activities	(3,452)	(37,750)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Purchase of treasury stock	$(13,884)	$(13,498)
Dividends paid	(4,351)	(4,349)
Proceeds from the exercise of stock options	163	118
Income tax benefit from stock-based compensation	78	665
Other	318	230
Net cash used in financing activities	(17,676)	(16,834)

Net decrease in cash and cash equivalents	(12,237)	(37,112)
Cash and cash equivalents at beginning of period	225,755	264,544
Cash and cash equivalents at end of period	$213,518	$227,432

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our most comprehensive HR business offering is provided through our professional employer organization (“PEO”) services, known as Workforce Optimization®, which encompasses a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2013. Our Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at March 31, 2014 and our Consolidated Statements of Operations and Comprehensive Income for the three month periods ended March 31, 2014 and 2013, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, and our Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

The policy with United provides the majority of our health insurance coverage.  As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in the Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.  Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the Plan Costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of March 31, 2014, and is reported as a long-term asset.  As of March 31, 2014, Plan Costs were less than the net premiums paid and owed to United by $34.1 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $25.1 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at March 31, 2014 were $22.3 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the three months ended March 31, 2014 and 2013, we reduced our workers’ compensation costs by $0.7 million and $3.6 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2014 and 2013 periods were 1.0% and 0.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Beginning balance, January 1,	$120,833	$111,685
Accrued claims	12,453	9,134
Present value discount	(439)	(160)
Paid claims	(9,399)	(7,583)
Ending balance	$123,448	$113,076

Current portion of accrued claims	$52,163	$47,374
Long-term portion of accrued claims	71,285	65,702
	$123,448	$113,076

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at March 31, 2014 includes $1.2 million of workers’ compensation administrative fees.

As of March 31, 2014 and 2013, the undiscounted accrued workers’ compensation costs were $133.6 million and $124.3 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. As of March 31, 2014, we had restricted cash of $52.2 million and deposits of $84.9 million.

Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2014	December 31, 2013
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$164,000	$192,040
Investment Holdings
Money market funds (cash equivalents)	42,409	42,913
Marketable securities	46,897	46,340
	253,306	281,293
Cash held in demand accounts	17,493	23,054
Outstanding checks	(10,384)	(32,252)
Total cash, cash equivalents and marketable securities	$260,415	$272,095

Cash and cash equivalents	$213,518	$225,755
Marketable securities	46,897	46,340
Total cash, cash equivalents and marketable securities	$260,415	$272,095

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles.  Included in the cash balance as of March 31, 2014 and December 31, 2013, are $148.5 million and $143.0 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $14.9 million and $24.5 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	March 31, 2014	Level 1	Level 2	Level 3

Money market funds	$206,409	$206,409	$—	$—
Municipal bonds	46,897	—	46,897	—
Total	$253,306	$206,409	$46,897	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2013	Level 1	Level 2	Level 3

Money market funds	$234,953	$234,953	$—	$—
Municipal bonds	46,340	—	46,340	—
Total	$281,293	$234,953	$46,340	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
March 31, 2014
Municipal bonds	$46,853	$49	$(5)	$46,897

December 31, 2013
Municipal bonds	$46,290	$51	$(1)	$46,340

As of March 31, 2014, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$25,493	$25,510
One to five years	21,360	21,387
Total	$46,853	$46,897

4.	Revolving Credit Facility

We have a $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures on September 15, 2015.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At March 31, 2014, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility.

5.	Stockholders' Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors.  During the three months ended March 31, 2014, 358,184 shares were repurchased under the Repurchase Program and 111,272 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of March 31, 2014, we were authorized to repurchase an additional 991,385 shares under the program.

The Board declared quarterly dividends as follows:

	2014	2013
	(amounts per share)
First quarter	$0.17	$0.17

 During the three months ended March 31, 2014 and 2013, we paid dividends totaling $4.4 million and $4.3 million, respectively.

6.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net income	$9,564	$13,173
Less distributed and undistributed earnings allocated to participating securities	(282)	(383)
Net income allocated to common shares	$9,282	$12,790

Weighted average common shares outstanding	24,823	24,897
Incremental shares from assumed conversions of common stock options	7	30
Adjusted weighted average common shares outstanding	24,830	24,927

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	16

7.	Commitments and Contingencies

We are a defendant in various lawsuits and claims arising in the normal course of business.  Management believes it has valid defenses in these cases and is defending them vigorously.  While the results of litigation cannot be predicted with certainty management believes the final outcome of such litigation will not have a material adverse effect on our financial position or results of operations.

Federal Unemployment Taxes

Employers in certain states are experiencing higher Federal Unemployment Tax Act (“FUTA”) tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner.  The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan.  States have the option to apply for a waiver before July 1st of the year in which the BCR is applicable.  Fourteen states, including California, are at risk for assessment of the BCR in 2014.  We expect most states will be notified by the federal government in the third quarter of 2014 if a waiver has been granted in response to the state’s application.  The potential additional FUTA tax associated with worksite employees in these 14 states was approximately $3.6 million as of March 31, 2014.

Generally, our contractual agreements allow us to incorporate such increases into our service fees upon the effective date of the rate change.  However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered.  As a result, if these FUTA tax increases are instituted and not collected from our clients, such increase could have a material adverse effect on our financial condition or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.

The following table presents certain information related to our results of operations:

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $3.588 billion and $3.332 billion, less worksite employee payroll cost of $2.951 billion and $2.720 billion, respectively)	$636,999	$611,836	4.1%
Gross profit	106,176	108,118	(1.8)%
Operating expenses	89,585	86,109	4.0%
Operating income	16,591	22,009	(24.6)%
Other income	21	78	(73.1)%
Net income	9,564	13,173	(27.4)%
Diluted net income per share of common stock	0.37	0.51	(27.5)%

Statistical Data:
Average number of worksite employees paid per month	126,289	123,391	2.3%
Revenues per worksite employee per month(1)	$1,681	$1,653	1.7%
Gross profit per worksite employee per month	280	292	(4.1)%
Operating expenses per worksite employee per month	236	233	1.3%
Operating income per worksite employee per month	44	59	(25.4)%
Net income per worksite employee per month	25	36	(30.6)%
 ____________________________________

(1)	Gross billings of $9,469 and $9,002 per worksite employee per month, less payroll cost of $7,788 and $7,349 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2014 increased 4.1% over the 2013 period, primarily due to a 2.3% increase in the average number of worksite employees paid per month and a 1.7%, or $28 increase in revenues per worksite employee per month.

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our Workforce Optimization revenue change from the first quarter of 2013 and distribution for the quarters ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change	2014	2013
	(in thousands)			(% of total revenue)

Northeast	$165,862	$162,289	2.2%	26.4%	26.9%
Southeast	60,625	55,685	8.9%	9.7%	9.2%
Central	90,399	89,749	0.7%	14.4%	14.9%
Southwest	169,514	164,061	3.3%	27.0%	27.2%
West	141,156	131,689	7.2%	22.5%	21.8%
	627,556	603,473	4.0%	100.0%	100.0%
Other revenue(1)	9,443	8,363	12.9%
Total revenue	$636,999	$611,836	4.1%
_____________________________

(1) Comprised primarily of revenues generated by Adjacent Businesses.

The percentage of total Workforce Optimization revenues in our significant markets include the following:

	Three Months Ended March 31,
	2014	2013

Texas	25%	25%
California	18%	17%
New York	10%	10%
Other	47%	48%
Total	100%	100%

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first quarter of 2014, we saw slight improvement in worksite employees paid from new client sales as compared with the first quarter of 2013, while client retention and the net change in existing clients declined modestly compared to the first quarter of 2013.

Gross Profit

Gross profit for the first quarter of 2014 decreased 1.8% compared to the first quarter of 2013 to $106.2 million.  The average gross profit per worksite employee decreased 4.1% to $280 per month in the 2014 period from $292 per month in the 2013 period.  Included in gross profit in the 2014 period is a $15 per worksite employee per month contribution from our Adjacent Businesses compared to $13 per worksite employee per month in the 2013 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the first quarter of 2014 increased 1.7% per worksite employee per month as compared to the first quarter of 2013. However, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.9% to $1,401 per worksite employee per month in the first quarter of 2014 versus $1,361 in the first quarter of 2013.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $33 per worksite employee per month, or 5.3%, on a cost per covered employee basis compared to the first quarter of 2013. Our benefits costs incurred in the first quarter of 2014 included costs of $5.1 million, or $13 per worksite employee per month, for changes in estimated run-off related to 2013. In addition $2.2 million, or $6 per worksite employee per month, of additional taxes were included in the 2014 period, primarily due to new health care reform requirements.  The percentage of worksite employees covered under our health insurance plans was 72.4% in both the 2014 and 2013 periods. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies–Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased $7 per worksite employee per month, or 24.6%, compared to the first quarter of 2013, primarily due to higher incurred claim severity.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.65% in the 2014 period compared to 0.53% in the 2013 period. During the 2014 period, we recorded reductions in workers’ compensation costs of $0.7 million, or 0.03% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $3.6 million, or 0.15% of non-bonus payroll costs in the 2013 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 2.2%, but decreased $1 per worksite employee per month, compared to the first quarter of 2013, primarily due to an 8.5% increase in total payroll costs. Payroll taxes as a percentage of payroll cost were 8.8% in the 2014 period compared to 9.4% in the 2013 period, due primarily to lower state unemployment tax rates in 2014.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$51,032	$48,211	5.9%	$134	$130	3.1%
Stock-based compensation	2,400	2,310	3.9%	6	6	—
Commissions	3,246	3,207	1.2%	9	9	—
Advertising	4,941	5,250	(5.9)%	13	14	(7.1)%
General and administrative expenses	22,732	21,986	3.4%	60	60	—
Depreciation and amortization	5,234	5,145	1.7%	14	14	—
Total operating expenses	$89,585	$86,109	4.0%	$236	$233	1.3%

Operating expenses increased 4.0% to $89.6 million compared to $86.1 million in the first quarter of 2013.  Operating expenses per worksite employee per month increased to $236 in the 2014 period from $233 in the 2013 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 5.9%, or $4 per worksite employee per month, compared to the 2013 period.  This increase was primarily due to a 4.6% rise in headcount in our technology organization, Adjacent Businesses and Business Performance Advisors.

•
Stock-based compensation increased 3.9%, but remained flat on a per worksite employee per month basis, compared to the 2013 period.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 1.2%, but remained flat on a per worksite employee per month basis, compared to the 2013 period.

•	Advertising costs decreased 5.9%, or $1 per worksite employee per month, compared to the 2013 period, primarily due to lower media advertising spend in the 2014 period.

•	General and administrative expenses increased 3.4%, but remained flat on a per worksite employee per month basis, compared to the 2013 period.

•	Depreciation and amortization expense increased 1.7%, but remained flat on a per worksite employee per month basis, compared to the 2013 period.

Income Tax Expense

Our effective income tax rate was 42.4% in the 2014 period compared to 40.4% in the 2013 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $44 and $25 in the 2014 period, versus $59 and $36 in the 2013 period.

Non-GAAP Financial Measure

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

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$2,950,568	$2,720,512	8.5%
Less: Bonus payroll cost	521,341	342,565	52.2%
Non-bonus payroll cost	$2,429,227	$2,377,947	2.2%

Payroll cost per worksite employee per month (GAAP)	$7,788	$7,349	6.0%
Less: Bonus payroll cost per worksite employee per month	1,376	925	48.8%
Non-bonus payroll cost per worksite employee per month	$6,412	$6,424	(0.2)%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $260.4 million in cash, cash equivalents and marketable securities at March 31, 2014, of which approximately $148.5 million was payable in early April 2014 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $14.9 million were customer prepayments that were payable in April 2014.  At

March 31, 2014, we had working capital of $123.1 million compared to $128.6 million at December 31, 2013.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2014.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $100 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at March 31, 2014.  Please read Note 4 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in 2014 was $8.9 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended March 31, 2014, the last business day of the reporting period was a Monday, client prepayments were $14.9 million and accrued worksite employee payroll was $187.3 million.  In the period ended December 31, 2013, the last business day of the reporting period was a Tuesday, client prepayments were $24.5 million and accrued worksite employee payroll was $173.8 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $12.6 million in the first three months of 2014 and $11.1 million in the first three months of 2013.  However, our estimate of workers’ compensation loss costs was $12.0 million in the 2014 period and $9.0 million in the 2013 period, respectively.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At March 31, 2014, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $34.1 million surplus, $25.1 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at March 31, 2014, were $22.3 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Higher funding rates, as determined by United, resulted in a higher additional quarterly premium of $19.0 million at March 31, 2014 as compared to no additional quarterly premium at March 31, 2013.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 27.4% to $9.6 million in the three months ended March 31, 2014, compared to $13.2 million in the three months ended March 31, 2013.  Please read “Results of Operations – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $3.5 million for the three months ended March 31, 2014, primarily due to property and equipment purchases of $2.4 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $17.7 million for the three months ended March 31, 2014, including $13.9 million in stock repurchases and $4.4 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of March 31, 2014, we had not drawn on the Facility.  Please read Note 4 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 7 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  Forward-looking statements involve a number of risks and uncertainties.  In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results.  We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made.  These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are: (i) adverse economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation contracts at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state and federal unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (v) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (vi) changes in the competitive environment in the PEO industry, including the entrance of new competitors and our ability to renew or replace client companies; (vii) our liability for worksite employee payroll, payroll taxes and benefits costs; (viii) our liability for disclosure of sensitive or private information; (ix) our ability to integrate or realize expected return on our acquisitions; (x) failure of our information technology systems; and (xi) an adverse final judgment or settlement of claims against Insperity.  These factors are discussed in further detail in our 2013 Annual Report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 17, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Insperity during the three months ended March 31, 2014, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(1)

01/01/2014 – 01/31/2014	64,703	$32.83	64,703	1,284,866
02/01/2014 – 02/28/2014	307,787	29.13	196,515	1,088,351
03/01/2014 – 03/31/2014	96,966	28.81	96,966	991,385
Total	469,456	$29.57	358,184	991,385
 ____________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock.  During the three months ended March 31, 2014, 358,184 shares were repurchased under the program and 111,272 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of March 31, 2014, we were authorized to repurchase an additional 991,385 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS

(a)	List of Exhibits

3.1		Amended and Restated Bylaws of Insperity, Inc. dated February 17, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s current Report on Form 8-K filed on February 17, 2014).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________

*	Filed with this report.

**	Furnished with this report

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013; (iii) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iv) the Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2014; (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: May 2, 2014	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)