Form 10-Q
period 2014-06-30
INSPERITY, INC.
filed 2014-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.
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

As of July 25, 2014, 25,488,251 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$168,889	$225,755
Restricted cash	53,441	51,928
Marketable securities	43,431	46,340
Accounts receivable, net:
Trade	3,459	7,453
Unbilled	216,602	199,628
Other	2,834	2,928
Prepaid insurance	24,813	10,638
Other current assets	13,076	12,053
Income taxes receivable	7,730	409
Deferred income taxes	—	8,185
Total current assets	534,275	565,317

Property and equipment:
Land	5,214	4,115
Buildings and improvements	68,453	67,939
Computer hardware and software	87,192	85,241
Software development costs	39,847	38,522
Furniture and fixtures	36,438	36,479
Aircraft	35,879	35,879
	273,023	268,175
Accumulated depreciation and amortization	(189,771)	(181,760)
Total property and equipment, net	83,252	86,415

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	90,032	81,878
Goodwill and other intangible assets, net	15,152	18,434
Other assets	1,845	1,816
Total other assets	119,729	114,828
Total assets	$737,256	$766,560

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2014	December 31, 2013
	(Unaudited)
Current liabilities:
Accounts payable	$1,821	$2,678
Payroll taxes and other payroll deductions payable	109,164	165,604
Accrued worksite employee payroll cost	188,640	173,801
Accrued health insurance costs	21,324	5,103
Accrued workers’ compensation costs	54,744	52,930
Accrued corporate payroll and commissions	17,477	21,611
Other accrued liabilities	19,460	14,960
Total current liabilities	412,630	436,687

Noncurrent liabilities:
Accrued workers’ compensation costs	72,963	68,905
Deferred income taxes	4,293	7,696
Total noncurrent liabilities	77,256	76,601

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	136,505	135,653
Treasury stock, at cost	(147,706)	(138,688)
Accumulated other comprehensive income, net of tax	41	29
Retained earnings	258,222	255,970
Total stockholders’ equity	247,370	253,272
Total liabilities and stockholders’ equity	$737,256	$766,560

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues (gross billings of $3.281 billion, $3.167 billion, $6.869 billion and $6.499 billion less worksite employee payroll cost of $2.716 billion, $2.620 billion, $5.667 billion and $5.340 billion, respectively)	$564,621	$547,274	$1,201,620	$1,159,110

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	469,168	449,528	999,991	953,246

Gross profit	95,453	97,746	201,629	205,864

Operating expenses:
Salaries, wages and payroll taxes	47,829	45,689	98,861	93,900
Stock-based compensation	3,245	3,292	5,645	5,602
Commissions	3,717	3,533	6,963	6,740
Advertising	8,356	9,720	13,297	14,970
General and administrative expenses	21,116	20,039	43,848	42,025
Impairment charge	2,485	—	2,485	—
Depreciation and amortization	5,291	5,245	10,525	10,390
	92,039	87,518	181,624	173,627
Operating income	3,414	10,228	20,005	32,237

Other income (expense):
Interest, net	24	60	71	129
Other, net	12	(2,676)	(14)	(2,667)
Income before income tax expense	3,450	7,612	20,062	29,699
Income tax expense	1,559	4,124	8,607	13,038
Net income	$1,891	$3,488	$11,455	$16,661

Less distributed and undistributed earnings allocated to participating securities	(139)	(124)	(333)	(481)

Net income allocated to common shares	$1,752	$3,364	$11,122	$16,180

Basic net income per share of common stock	$0.07	$0.14	$0.45	$0.65

Diluted net income per share of common stock	$0.07	$0.14	$0.45	$0.65

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,891	$3,488	$11,455	$16,661

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	15	(35)	12	(19)

Comprehensive income	$1,906	$3,453	$11,467	$16,642

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2013	30,758	$308	$135,653	$(138,688)	$29	$255,970	$253,272
Purchase of treasury stock, at cost	—	—	—	(14,740)	—	—	(14,740)
Exercise of stock options	—	—	(149)	402	—	—	253
Income tax expense from stock-based compensation, net	—	—	(2)	—	—	—	(2)
Stock-based compensation expense	—	—	863	4,782	—	—	5,645
Other	—	—	140	538	—	—	678
Dividends paid	—	—	—	—	—	(9,203)	(9,203)
Unrealized gain on marketable securities, net of tax	—	—	—	—	12	—	12
Net income	—	—	—	—	—	11,455	11,455
Balance at June 30, 2014	30,758	$308	$136,505	$(147,706)	$41	$258,222	$247,370

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,455	$16,661
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,539	10,377
Impairment charge	2,485	2,679
Amortization of marketable securities	1,006	1,029
Stock-based compensation	5,645	5,602
Deferred income taxes	4,775	2,281
Changes in operating assets and liabilities:
Restricted cash	(1,513)	(318)
Accounts receivable	(12,886)	(10,018)
Prepaid insurance	(14,175)	(2,122)
Other current assets	(1,023)	267
Other assets	(8,128)	(5,698)
Accounts payable	(857)	(1,055)
Payroll taxes and other payroll deductions payable	(56,440)	(48,852)
Accrued worksite employee payroll expense	14,839	22,159
Accrued health insurance costs	16,221	(8,668)
Accrued workers’ compensation costs	5,872	797
Accrued corporate payroll, commissions and other accrued liabilities	366	(2,003)
Income taxes payable/receivable	(7,557)	(4,259)
Total adjustments	(40,831)	(37,802)
Net cash used in operating activities	(29,376)	(21,141)

Cash flows from investing activities:
Marketable securities:
Purchases	(13,022)	(45,642)
Proceeds from dispositions	—	4,564
Proceeds from maturities	14,944	4,236
Property and equipment	(6,634)	(6,640)
Net cash used in investing activities	(4,712)	(43,482)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Purchase of treasury stock	$(14,740)	$(15,122)
Dividends paid	(9,203)	(8,694)
Proceeds from the exercise of stock options	253	858
Income tax benefit from stock-based compensation	234	953
Other	678	577
Net cash used in financing activities	(22,778)	(21,428)

Net decrease in cash and cash equivalents	(56,866)	(86,051)
Cash and cash equivalents at beginning of period	225,755	264,544
Cash and cash equivalents at end of period	$168,889	$178,493

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2013. Our Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at June 30, 2014 and our Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013, and our Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014, have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of June 30, 2014, and is reported as a long-term asset.  As of June 30, 2014, Plan Costs were less than the net premiums paid and owed to United by $28.3 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $19.3 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at June 30, 2014 were $17.7 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2014 included costs of $2.8 million for changes in estimated run-off related to 2013.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (“the ACE Program”) since 2007.  The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether we satisfy our responsibilities.  We bear the economic burden for the first $1 million layer of claims per occurrence, as well as a maximum aggregate amount of $5 million per policy year for those claims that exceed $1 million, and the insurance carrier bears responsibility for the claims in excess of such amounts.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the six months ended June 30, 2014 and 2013, we reduced our workers’ compensation costs by $2.0 million and $6.5 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2014 and 2013 periods were 1.0% and 0.5%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
	2014	2013
	(in thousands)

Beginning balance, January 1,	$120,833	$111,685
Accrued claims	25,041	19,194
Present value discount	(898)	(345)
Paid claims	(18,572)	(16,199)
Ending balance	$126,404	$114,335

Current portion of accrued claims	$53,441	$47,467
Long-term portion of accrued claims	72,963	66,868
	$126,404	$114,335

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at June 30, 2014 includes $1.3 million of workers’ compensation administrative fees.

As of June 30, 2014 and 2013, the undiscounted accrued workers’ compensation costs were $136.3 million and $125.1 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. As of June 30, 2014, we had restricted cash of $53.4 million and deposits of $90.0 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2014	December 31, 2013
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$114,820	$192,040
Investment Holdings
Money market funds (cash equivalents)	45,784	42,913
Marketable securities	43,431	46,340
	204,035	281,293
Cash held in demand accounts	18,250	23,054
Outstanding checks	(9,965)	(32,252)
Total cash, cash equivalents and marketable securities	$212,320	$272,095

Cash and cash equivalents	$168,889	$225,755
Marketable securities	43,431	46,340
Total cash, cash equivalents and marketable securities	$212,320	$272,095

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles.  Included in the cash balance as of June 30, 2014 and December 31, 2013, are $95.3 million and $143.0 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $13.7 million and $24.5 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	June 30, 2014	Level 1	Level 2	Level 3

Money market funds	$160,604	$160,604	$—	$—
Municipal bonds	43,431	—	43,431	—
Total	$204,035	$160,604	$43,431	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2013	Level 1	Level 2	Level 3

Money market funds	$234,953	$234,953	$—	$—
Municipal bonds	46,340	—	46,340	—
Total	$281,293	$234,953	$46,340	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
June 30, 2014
Municipal bonds	$43,362	$71	$(2)	$43,431

December 31, 2013
Municipal bonds	$46,290	$51	$(1)	$46,340

As of June 30, 2014, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$20,400	$20,413
One to five years	22,962	23,018
Total	$43,362	$43,431

4.	Goodwill and Other Intangible Assets

During the second quarter of 2014, impairment indicators were identified in our Employment Screening business, which is a discrete reporting unit, due to changes in management, the reporting unit’s financial results and the loss of certain customers. As a result, we performed impairment tests for our Employment Screening business’ long-lived assets and goodwill and concluded that the assets were impaired. The impairments resulted primarily from lower projected revenue growth rates and profitability levels. Accordingly, we recognized intangible asset impairments of $0.7 million and, upon completion of step two of the goodwill impairment test, we recognized a goodwill impairment charge of $1.8 million in the second quarter of 2014. The fair values of the long-lived assets and reporting unit were estimated using discounted cash flow models, which we believe appropriately estimates the fair values of the long-lived assets and reporting unit. The material assumptions used in the models included the weighted average cost of capital and long-term growth rates.  We consider these to be Level 3 fair value measures.

The following table provides the gross carrying amount and accumulated amortization for each class of intangible assets and the gross carrying amount and accumulated impairment for goodwill:

	December 31, 2013	Six Months Ended June 30, 2014		June 30, 2014
	Balance	Impairment	Amortization Expense	Balance
	(in thousands)
Gross carrying amount:
Trademarks	$1,230	$(1,010)	$—	$220
Customer relationships	7,784	(1,392)	—	6,392
Aggregate goodwill acquired:
Goodwill	21,156	—	—	21,156
Total	$30,170	$(2,402)	$—	$27,768

Accumulated amortization:
Trademarks	$(680)	$695	$(61)	$(46)
Customer relationships	(4,340)	976	(736)	(4,100)
Accumulated impairment:
Goodwill	(6,716)	(1,754)	—	(8,470)
Total	$(11,736)	$(83)	$(797)	$(12,616)

Net carrying amount:
Trademarks	$550	$(315)	$(61)	$174
Customer relationships	3,444	(416)	(736)	2,292
Goodwill	14,440	(1,754)	—	12,686
Total goodwill and other intangible assets	$18,434	$(2,485)	$(797)	$15,152

5.	Other Assets

In 2011, we acquired a minority interest in The Receivables Exchange (“TRE”), an online marketplace for the sale of accounts receivable, for $2.8 million. In the second quarter of 2013, TRE issued similar securities at per share amounts substantially below the per share book value of our investment. Accordingly, we valued the investment based on a similar security market transaction, which is a Level 2 valuation technique. This resulted in a non-cash impairment charge of $2.7 million, which is included in other income (expense) in our Consolidated Statements of Operations, during the second quarter of 2013. Due to federal income tax limitations on capital losses, no tax benefit associated with the impairment was recognized.

6.	Revolving Credit Facility

We have a $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures on September 15, 2015.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At June 30, 2014, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility.

7.	Stockholders’ Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2014, 383,898 shares were repurchased under the Repurchase Program and 112,328 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2014, we were authorized to repurchase an additional 965,671 shares under the program.

The Board declared quarterly dividends as follows:

	2014	2013
	(amounts per share)

First quarter	$0.17	$0.17
Second quarter	0.19	0.17

 During the six months ended June 30, 2014 and 2013, we paid dividends totaling $9.2 million and $8.7 million, respectively.

8.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Net income	$1,891	$3,488	$11,455	$16,661
Less distributed and undistributed earnings allocated to participating securities	(139)	(124)	(333)	(481)
Net income allocated to common shares	$1,752	$3,364	$11,122	$16,180

Weighted average common shares outstanding	24,770	24,820	24,797	24,858
Incremental shares from assumed conversions of common stock options	4	24	5	27
Adjusted weighted average common shares outstanding	24,774	24,844	24,802	24,885

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	16	—	16

9.	Commitments and Contingencies

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

Federal Unemployment Taxes

Employers in certain states are experiencing higher Federal Unemployment Tax Act (“FUTA”) tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner.  The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan.  States had the option to apply for a waiver before July 1st of the year in which the BCR is applicable.  During the second quarter of 2014, Georgia, Missouri and Wisconsin repaid their unemployment loans. There are currently 11 states with outstanding unemployment loans and of those, all but one, Connecticut, have filed for the BCR waiver. Eleven states, including California, are at risk for assessment of the BCR in 2014.  We expect most states will be notified by the federal government in the fourth quarter of 2014 if a waiver has been granted in response to the state’s application.  The potential additional FUTA tax associated with worksite employees in these 11 states was approximately $3.8 million as of June 30, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods ending after December 15, 2016, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. We are currently evaluating the guidance and have not determined the impact this standard may have on our Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

The following table presents certain information related to our results of operations:

	Three Months Ended June 30,
	2014		2013		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $3.281 billion and $3.167 billion, less worksite employee payroll cost of $2.716 billion and $2.620 billion, respectively)	$564,621		$547,274		3.2%
Gross profit	95,453		97,746		(2.3)%
Operating expenses	92,039	(1)	87,518		5.2%
Operating income	3,414		10,228		(66.6)%
Other income (expense)	36		(2,616)	(2)	(101.4)%
Net income	1,891		3,488		(45.8)%
Diluted net income per share of common stock	0.07		0.14		(50.0)%

Statistical Data:
Average number of worksite employees paid per month	128,274		126,696		1.2%
Revenues per worksite employee per month(3)	$1,467		$1,440		1.9%
Gross profit per worksite employee per month	248		257		(3.5)%
Operating expenses per worksite employee per month	239		230		3.9%
Operating income per worksite employee per month	9		27		(66.7)%
Net income per worksite employee per month	5		9		(44.4)%
 ____________________________________

(1)
Includes a non-cash impairment charge of $2.5 million, or $0.06 per share. Please read Note 4 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(2)
Includes the impact of a $2.7 million, or $0.10 per share, non-cash impairment charge in the second quarter of 2013. Please read Note 5 to the Consolidated Financial Statements, “Other Assets,” for additional information.

(3)	Gross billings of $8,526 and $8,332 per worksite employee per month, less payroll cost of $7,059 and $6,892 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2014 increased 3.2% over the 2013 period, primarily due to a 1.2% increase in the average number of worksite employees paid per month and a 1.9%, or $27, increase in revenues per worksite employee per month.

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our Workforce Optimization revenue change from the second quarter of 2013 and distribution for the quarters ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	% Change	2014	2013
	(in thousands)			(% of total revenue)

Northeast	$143,436	$141,054	1.7%	25.9%	26.2%
Southeast	55,210	51,435	7.3%	10.0%	9.6%
Central	79,618	78,941	0.9%	14.4%	14.7%
Southwest	151,238	148,042	2.2%	27.3%	27.5%
West	124,903	119,082	4.9%	22.4%	22.0%
	554,405	538,554	2.9%	100.0%	100.0%
Other revenue(1)	10,216	8,720	17.2%
Total revenue	$564,621	$547,274	3.2%
_____________________________

(1)     Comprised primarily of revenues generated by Adjacent Businesses.

The percentage of total Workforce Optimization revenues in our significant markets include the following:

	Three Months Ended June 30,
	2014	2013

Texas	25.2%	25.5%
California	17.7%	17.6%
New York	9.6%	9.5%
Other	47.5%	47.4%
Total	100.0%	100.0%

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the second quarter of 2014, we saw slight improvement in the net change in existing clients as compared with the second quarter of 2013, while worksite employees paid from new client sales and client retention remained flat compared to the second quarter of 2013.

Gross Profit

Gross profit for the second quarter of 2014 decreased 2.3% compared to the second quarter of 2013 to $95.5 million.  The average gross profit per worksite employee decreased 3.5% to $248 per month in the 2014 period from $257 per month in the 2013 period.  Included in gross profit in the 2014 period is a $17 per worksite employee per month contribution from our Adjacent Businesses compared to $14 per worksite employee per month in the 2013 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the second quarter of 2014 increased 1.9% per worksite employee per month over the second quarter of 2013. However, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 3.0% to $1,219 per worksite employee per month in the second quarter of 2014 versus $1,183 in the second quarter of 2013.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $27 per worksite employee per month, or 5.0% on a cost per covered employee basis over the second quarter of 2013. Our benefits costs incurred in the second quarter of 2014 included $3.3 million, or $9 per worksite employee per month, of additional taxes primarily due to new health care reform requirements. Also included in our benefits costs are reductions for lower than expected claim costs and premium taxes related to prior periods of $3.1 million, or $8 per worksite employee per month, in the second quarter of 2014 and $3.4 million, or $9 per worksite employee per month, in the second quarter of 2013. The percentage of worksite employees covered under our health insurance plans was 71.6% in the 2014 period and 72.1% in the 2013 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies–Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased $4 per worksite employee per month, or 13.8%, compared to the second quarter of 2013, primarily due to higher incurred claim levels.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.62% in the 2014 period compared to 0.55% in the 2013 period. During the 2014 period, we recorded reductions in workers’ compensation costs of $1.1 million, or 0.04% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $3.0 million, or 0.12% of non-bonus payroll costs in the 2013 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 2.1%, or $4 per worksite employee per month, compared to the second quarter of 2013, primarily due to a 3.7% increase in total payroll costs. Payroll taxes as a percentage of payroll cost were 7.0% in the 2014 period and 7.1% in the 2013 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$47,829	$45,689	4.7%	$124	$120	3.3%
Stock-based compensation	3,245	3,292	(1.4)%	8	9	(11.1)%
Commissions	3,717	3,533	5.2%	10	9	11.1%
Advertising	8,356	9,720	(14.0)%	22	25	(12.0)%
General and administrative expenses	21,116	20,039	5.4%	55	53	3.8%
Impairment charge	2,485	—	—	6	—	—
Depreciation and amortization	5,291	5,245	0.9%	14	14	—
Total operating expenses	$92,039	$87,518	5.2%	$239	$230	3.9%

Operating expenses increased 5.2% to $92.0 million compared to $87.5 million in the second quarter of 2013.  We recorded impairment charges of $2.5 million in our Employment Screening reporting unit in the second quarter of 2014. Please read Note 4 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Operating expenses per worksite employee per month increased to $239 in the 2014 period from $230 in the 2013 period.  The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 4.7%, or $4 per worksite employee per month, compared to the 2013 period, primarily due to a 3.5% rise in headcount.

•
Stock-based compensation decreased 1.4%, or $1 per worksite employee per month, compared to the 2013 period. Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 5.2%, or $1 per worksite employee per month, compared to the 2013 period, primarily due to commissions associated with our Adjacent Businesses.

•	Advertising costs decreased 14.0%, or $3 per worksite employee per month, compared to the 2013 period, primarily due to lower media advertising costs in the 2014 period.

•
General and administrative expenses increased 5.4%, or $2 per worksite employee per month, compared to the 2013 period, primarily due to increased costs in professional services related to our investment in Human Capital Management technology.

Other Income (Expense)

Other expense decreased $2.7 million in the second quarter of 2014 compared to the second quarter of 2013, primarily due to the non-cash impairment charge related to our minority investment in The Receivables Exchange in the second quarter of 2013. Please read Note 5 to the Consolidated Financial Statements, “Other Assets,” for additional information.

Income Tax Expense

Our effective income tax rate was 45.2% in the 2014 period compared to 54.2% in the 2013 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charges recorded during the period. The effect of the non-cash impairment charges on the income tax rates for the 2014 and 2013 periods was 3.5% and 14.1%, respectively.

Operating and Net Income

Operating and net income per worksite employee per month was $9 and $5 in the 2014 period, versus $27 and $9 in the 2013 period.

Results of Operations

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

The following table presents certain information related to our results of operations:

	Six Months Ended June 30,
	2014		2013		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $6.869 billion and $6.499 billion, less worksite employee payroll cost of $5.667 billion and $5.340 billion, respectively)	$1,201,620		$1,159,110		3.7%
Gross profit	201,629		205,864		(2.1)%
Operating expenses	181,624	(1)	173,627		4.6%
Operating income	20,005		32,237		(37.9)%
Other income (expense)	57		(2,538)	(2)	(102.2)%
Net income	11,455		16,661		(31.2)%
Diluted net income per share of common stock	0.45		0.65		(30.8)%

Statistical Data:
Average number of worksite employees paid per month	127,281		125,044		1.8%
Revenues per worksite employee per month(3)	$1,573		$1,545		1.8%
Gross profit per worksite employee per month	264		274		(3.6)%
Operating expenses per worksite employee per month	238		231		3.0%
Operating income per worksite employee per month	26		43		(39.5)%
Net income per worksite employee per month	15		22		(31.8)%
 ____________________________________

(1)
Includes a non-cash impairment charge of $2.5 million, or $0.06 per share in the second quarter of 2014. Please read Note 4 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(2)
Includes the impact of a $2.7 million, or $0.10 per share, non-cash impairment charge in the second quarter of 2013. Please read Note 5 to the Consolidated Financial Statements, “Other Assets,” for additional information.

(3)	Gross billings of $8,994 and $8,663 per worksite employee per month, less payroll cost of $7,421 and $7,118 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2014 increased 3.7% over the 2013 period, primarily due to a 1.8% increase in the average number of worksite employees paid per month and a 1.8%, or $28, increase in revenues per worksite employee per month.

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our Workforce Optimization revenue change from the first six months of 2013 and distribution for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013
	(in thousands)			(% of total revenue)

Northeast	$309,298	$303,344	2.0%	26.2%	26.6%
Southeast	115,835	107,121	8.1%	9.8%	9.4%
Central	170,016	168,691	0.8%	14.4%	14.8%
Southwest	320,752	312,102	2.8%	27.1%	27.3%
West	266,059	250,771	6.1%	22.5%	21.9%
	1,181,960	1,142,029	3.5%	100.0%	100.0%
Other revenue(1)	19,660	17,081	15.1%
Total revenue	$1,201,620	$1,159,110	3.7%
_____________________________

(1)     Comprised primarily of revenues generated by Adjacent Businesses.

The percentage of total Workforce Optimization revenues in our significant markets include the following:

	Six Months Ended June 30,
	2014	2013

Texas	25.1%	25.4%
California	17.8%	17.5%
New York	9.9%	9.7%
Other	47.2%	47.4%
Total	100.0%	100.0%

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first six months of 2014, we saw slight improvement in worksite employees paid from new client sales as compared with the first six months of 2013, while client retention remained flat and the net change in existing clients declined modestly compared to the first six months of 2013.

Gross Profit

Gross profit for the first six months of 2014 decreased 2.1% compared to the first six months of 2013 to $201.6 million.  The average gross profit per worksite employee decreased 3.6% to $264 per month in the 2014 period from $274 per month in the 2013 period.  Included in gross profit in the 2014 period is a $16 per worksite employee per month contribution from our Adjacent Businesses compared to $14 per worksite employee per month in the 2013 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the first six months of 2014 increased 1.8% per worksite employee per month as compared to the first six months of 2013. However, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 3.0% to $1,309 per worksite employee per month in the first six months of 2014 versus $1,271 in the first six months of 2013.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $30 per worksite employee per month, or 5.2% on a cost per covered employee basis compared to the first six months of 2013. Our benefits costs incurred in the first six months of 2014 included costs of $2.8 million, or $4 per worksite employee per month, for changes in estimated run-off related to 2013. However, in 2013 benefits costs included a reduction of $3.4 million, or $5 per worksite employee per month, for lower than expected claim costs and premium taxes related to prior periods. In addition $5.4 million, or $7 per worksite employee per month, of additional taxes were included in the 2014 period, primarily due to new health care reform requirements.  The percentage of worksite employees covered under our health insurance plans was 72.0% in the 2014 period compared to 72.3% in the 2013 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies–Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased $6 per worksite employee per month, or 19.0%, compared to the first six months of 2013, primarily due to higher incurred claim levels.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.63% in the 2014 period compared to 0.54% in the 2013 period. During the 2014 period, we recorded reductions in workers’ compensation costs of $2.0 million, or 0.04% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $6.5 million, or 0.14% of non-bonus payroll costs in the 2013 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 2.2%, or $2 per worksite employee per month, compared to the first six months of 2013, primarily due to a 6.1% increase in total payroll costs offset by lower state unemployment tax rates. Payroll taxes as a percentage of payroll cost were 8.0% in the 2014 period compared to 8.3% in the 2013 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$98,861	$93,900	5.3%	$129	$125	3.2%
Stock-based compensation	5,645	5,602	0.8%	7	7	—
Commissions	6,963	6,740	3.3%	9	9	—
Advertising	13,297	14,970	(11.2)%	18	20	(10.0)%
General and administrative expenses	43,848	42,025	4.3%	58	56	3.6%
Impairment charge	2,485	—	—	3	—	—
Depreciation and amortization	10,525	10,390	1.3%	14	14	—
Total operating expenses	$181,624	$173,627	4.6%	$238	$231	3.0%

Operating expenses increased 4.6% to $181.6 million compared to $173.6 million in the six months ended 2013. We recorded impairment charges of $2.5 million in our Employment Screening reporting unit in the second quarter of 2014. Please read Note 4 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Operating expenses per worksite employee per month increased to $238 in the 2014 period from $231 in the 2013 period.  The components of operating expenses changed as follows:

•	Salaries, wages and payroll taxes of corporate and sales staff increased 5.3%, or $4 per worksite employee per month, compared to the 2013 period, primarily due to a 4.0% rise in headcount.

•
Stock-based compensation increased 0.8%, but remained flat on a per worksite employee per month basis, compared to the 2013 period.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 3.3%, but remained flat on a per worksite employee per month basis, compared to the 2013 period.

•	Advertising costs decreased 11.2%, or $2 per worksite employee per month, compared to the 2013 period, primarily due to lower media advertising costs in the 2014 period.

•
General and administrative expenses increased 4.3%, or $2 per worksite employee per month, compared to the 2013 period, primarily due to increased spending in professional services related to our investment in Human Capital Management technology.

•	Depreciation and amortization expense increased 1.3%, but remained flat on a per worksite employee per month basis compared to the 2013 period.

Other Income (Expense)

Other expense decreased $2.6 million in the first six months of 2014 compared to the first six months of 2013, primarily due to the non-cash impairment charge related to our minority investment in The Receivables Exchange in 2013. Please read Note 5 to the Consolidated Financial Statements, “Other Assets,” for additional information.

Income Tax Expense

Our effective income tax rate was 42.9% in the 2014 period compared to 43.9% in the 2013 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charges recorded during the period. The effect of the non-cash impairment charges on the income tax rates for the 2014 and 2013 periods was 0.7% and 3.6%, respectively.

Operating and Net Income

Operating and net income per worksite employee per month was $26 and $15 in the 2014 period, versus $43 and $22 in the 2013 period.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$2,716,514	$2,619,690	3.7%	$5,667,082	$5,340,202	6.1%
Less: Bonus payroll cost	222,005	171,362	29.6%	743,346	513,927	44.6%
Non-bonus payroll cost	$2,494,509	$2,448,328	1.9%	$4,923,736	$4,826,275	2.0%

Payroll cost per worksite employee per month (GAAP)	$7,059	$6,892	2.4%	$7,421	$7,118	4.3%
Less: Bonus payroll cost per worksite employee per month	577	451	27.9%	973	685	42.0%
Non-bonus payroll cost per worksite employee per month	$6,482	$6,441	0.6%	$6,448	$6,433	0.2%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $212.3 million in cash, cash equivalents and marketable securities at June 30, 2014, of which approximately $95.3 million was payable in early July 2014 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $13.7 million were customer prepayments that were payable in July 2014.  At June 30, 2014, we had working capital of $121.6 million compared to $128.6 million at December 31, 2013.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2014.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $100 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at June 30, 2014.  Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in 2014 was $29.4 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended June 30, 2014, the last business day of the reporting period was a Monday, client prepayments were $13.7 million and accrued worksite employee payroll was $188.6 million.  In the period ended December 31, 2013, the last business day of the reporting period was a Tuesday, client prepayments were $24.5 million and accrued worksite employee payroll was $173.8 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $28.0 million in the first six months of 2014 and $22.2 million in the first six months of 2013.  However, our estimate of workers’ compensation loss costs was $24.1 million in the 2014 period and $18.8 million in the 2013 period, respectively.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At June 30, 2014, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $28.3 million surplus, $19.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at June 30, 2014, were $17.7 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Higher funding rates, as determined by United, resulted in a higher additional quarterly premium of $14.6 million at June 30, 2014 as compared to no additional quarterly premium at June 30, 2013.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 31.2% to $11.5 million in the six months ended June 30, 2014, compared to $16.7 million in the six months ended June 30, 2013.  Please read “Results of Operations – Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $4.7 million for the six months ended June 30, 2014, primarily due to property and equipment purchases of $6.6 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $22.8 million for the six months ended June 30, 2014, including $14.7 million in stock repurchases and $9.2 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.  In addition, borrowings under our Facility bear interest at a variable market rate.  As of June 30, 2014, we had not drawn on the Facility.  Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 9 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended June 30, 2014, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(1)

04/01/2014 – 04/30/2014	530	$30.85	—	991,385
05/01/2014 – 05/31/2014	9,529	31.99	9,200	982,185
06/01/2014 – 06/30/2014	16,711	32.02	16,514	965,671
Total	26,770	$31.99	25,714	965,671
 ____________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock.  During the three months ended June 30, 2014, 25,714 shares were repurchased under the program and 1,056 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2014, we were authorized to repurchase an additional 965,671 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013; (iii) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (iv) the Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2014; (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: August 1, 2014	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)