Form 10-Q
period 2014-09-30
INSPERITY, INC.
filed 2014-11-03
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.
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

As of October 27, 2014, 25,332,418 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$179,458	$225,755
Restricted cash	57,222	51,928
Marketable securities	45,953	46,340
Accounts receivable, net:
Trade	3,730	7,453
Unbilled	237,748	199,628
Other	3,336	2,928
Prepaid insurance	30,613	10,638
Other current assets	12,851	12,053
Income taxes receivable	2,740	409
Deferred income taxes	—	8,185
Total current assets	573,651	565,317

Property and equipment:
Land	5,214	4,115
Buildings and improvements	68,471	67,939
Computer hardware and software	87,631	85,241
Software development costs	40,628	38,522
Furniture and fixtures	36,855	36,479
Aircraft	35,879	35,879
	274,678	268,175
Accumulated depreciation and amortization	(191,913)	(181,760)
Total property and equipment, net	82,765	86,415

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	93,686	81,878
Goodwill and other intangible assets, net	14,808	18,434
Other assets	1,748	1,816
Total other assets	122,942	114,828
Total assets	$779,358	$766,560

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2014	December 31, 2013
	(Unaudited)
Current liabilities:
Accounts payable	$3,255	$2,678
Payroll taxes and other payroll deductions payable	105,026	165,604
Accrued worksite employee payroll cost	211,028	173,801
Accrued health insurance costs	26,351	5,103
Accrued workers’ compensation costs	59,393	52,930
Accrued corporate payroll and commissions	26,474	21,611
Other accrued liabilities	23,008	14,960
Total current liabilities	454,535	436,687

Noncurrent liabilities:
Accrued workers’ compensation costs	73,009	68,905
Deferred income taxes	3,806	7,696
Total noncurrent liabilities	76,815	76,601

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	136,972	135,653
Treasury stock, at cost	(151,091)	(138,688)
Accumulated other comprehensive income, net of tax	24	29
Retained earnings	261,795	255,970
Total stockholders’ equity	248,008	253,272
Total liabilities and stockholders’ equity	$779,358	$766,560

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues (gross billings of $3.362 billion, $3.236 billion, $10.231 billion and $9.736 billion, less worksite employee payroll cost of $2.802 billion, $2.696 billion, $8.469 billion and $8.037 billion, respectively)	$560,303	$539,869	$1,761,923	$1,698,979

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	459,486	442,460	1,459,477	1,395,706

Gross profit	100,817	97,409	302,446	303,273

Operating expenses:
Salaries, wages and payroll taxes	49,384	43,797	148,245	137,697
Stock-based compensation	2,701	2,749	8,346	8,351
Commissions	3,790	3,609	10,753	10,349
Advertising	4,885	4,273	18,182	19,243
General and administrative expenses	20,295	20,567	64,143	62,592
Impairment charge	—	—	2,485	—
Depreciation and amortization	5,302	5,302	15,827	15,692
	86,357	80,297	267,981	253,924
Operating income	14,460	17,112	34,465	49,349

Other income (expense):
Interest, net	9	26	80	155
Other, net	34	(1)	20	(2,668)
Income before income tax expense	14,503	17,137	34,565	46,836
Income tax expense	6,118	7,055	14,725	20,093
Net income	$8,385	$10,082	$19,840	$26,743

Less distributed and undistributed earnings allocated to participating securities	(243)	(289)	(576)	(769)

Net income allocated to common shares	$8,142	$9,793	$19,264	$25,974

Basic net income per share of common stock	$0.33	$0.39	$0.78	$1.05

Diluted net income per share of common stock	$0.33	$0.39	$0.78	$1.04

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$8,385	$10,082	$19,840	$26,743

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(17)	26	(5)	7

Comprehensive income	$8,368	$10,108	$19,835	$26,750

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2013	30,758	$308	$135,653	$(138,688)	$29	$255,970	$253,272
Purchase of treasury stock, at cost	—	—	—	(20,769)	—	—	(20,769)
Exercise of stock options	—	—	(177)	454	—	—	277
Income tax benefit from stock-based compensation, net	—	—	66	—	—	—	66
Stock-based compensation expense	—	—	1,233	7,113	—	—	8,346
Other	—	—	197	799	—	—	996
Dividends paid	—	—	—	—	—	(14,015)	(14,015)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	19,840	19,840
Balance at September 30, 2014	30,758	$308	$136,972	$(151,091)	$24	$261,795	$248,008

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$19,840	$26,743
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,827	15,692
Impairment charge	2,485	2,679
Amortization of marketable securities	1,474	1,597
Stock-based compensation	8,346	8,351
Deferred income taxes	4,299	3,150
Changes in operating assets and liabilities:
Restricted cash	(5,294)	(3,168)
Accounts receivable	(34,805)	(28,576)
Prepaid insurance	(19,975)	(1,729)
Other current assets	(798)	(446)
Other assets	(11,761)	(11,406)
Accounts payable	577	(349)
Payroll taxes and other payroll deductions payable	(60,578)	(76,246)
Accrued worksite employee payroll expense	37,227	34,072
Accrued health insurance costs	21,248	(7,118)
Accrued workers’ compensation costs	10,567	2,828
Accrued corporate payroll, commissions and other accrued liabilities	12,911	3,850
Income taxes payable/receivable	(2,572)	(4,301)
Total adjustments	(20,822)	(61,120)
Net cash used in operating activities	(982)	(34,377)

Cash flows from investing activities:
Marketable securities:
Purchases	(36,468)	(49,580)
Proceeds from dispositions	10,630	8,025
Proceeds from maturities	24,759	9,474
Property and equipment	(11,032)	(9,281)
Net cash used in investing activities	(12,111)	(41,362)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Purchase of treasury stock	$(20,769)	$(17,130)
Dividends paid	(14,015)	(13,039)
Proceeds from the exercise of stock options	277	1,163
Income tax benefit from stock-based compensation	307	1,181
Other	996	862
Net cash used in financing activities	(33,204)	(26,963)

Net decrease in cash and cash equivalents	(46,297)	(102,702)
Cash and cash equivalents at beginning of period	225,755	264,544
Cash and cash equivalents at end of period	$179,458	$161,842

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

In addition to Workforce Optimization, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial Services, Expense Management, Retirement Services and Insurance Services (collectively “Strategic Business Units”, formerly known as Adjacent Businesses), many of which are offered via desktop applications and software as a service (“SaaS”) delivery models.  These other products or services are offered separately, in customizable bundles, or along with Workforce Optimization.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2013. Our Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at September 30, 2014 and our Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013, and our Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2014 , have been prepared by us without audit.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

The policy with United provides the majority of our health insurance coverage.  As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model.  Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense in our Consolidated Statements of Operations.  The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.  Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the Plan Costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of September 30, 2014, and is reported as a long-term asset.  As of September 30, 2014, Plan Costs were less than the net premiums paid and owed to United by $31.8 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $22.8 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at September 30, 2014 were $22.7 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2014 included costs of $2.4 million for changes in estimated run-off related to 2013.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (the “ACE Program”) since 2007.  The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether we satisfy our responsibilities.  We bear the economic burden for the first $1 million layer of claims per occurrence, as well as a maximum aggregate amount of $5 million per policy year for those claims that exceed $1 million, and the insurance carrier bears responsibility for the claims in excess of such amounts.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the nine months ended September 30, 2014 and 2013, we reduced our workers’ compensation costs by $3.0 million and $8.3 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2014 and 2013 periods were 1.0% and 0.7%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table presents the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)

Beginning balance, January 1,	$120,833	$111,685
Accrued claims	39,130	30,496
Present value discount	(1,418)	(748)
Paid claims	(28,314)	(24,462)
Ending balance	$130,231	$116,971

Current portion of accrued claims	$57,222	$50,317
Long-term portion of accrued claims	73,009	66,654
	$130,231	$116,971

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at September 30, 2014 includes $2.2 million of workers’ compensation administrative fees.

As of September 30, 2014 and 2013, the undiscounted accrued workers’ compensation costs were $140.0 million and $127.5 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. During the first nine months of 2014 and 2013, we paid the insurance carrier an additional $7.2 million and $5.0 million, respectively, in claim funds for prior policy years, which increased deposits.  As of September 30, 2014, we had restricted cash of $57.2 million and deposits of $93.7 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2014	December 31, 2013
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$123,800	$192,040
Investment Holdings
Money market funds (cash equivalents)	43,427	42,913
Marketable securities	45,953	46,340
	213,180	281,293
Cash held in demand accounts	20,778	23,054
Outstanding checks	(8,547)	(32,252)
Total cash, cash equivalents and marketable securities	$225,411	$272,095

Cash and cash equivalents	$179,458	$225,755
Marketable securities	45,953	46,340
Total cash, cash equivalents and marketable securities	$225,411	$272,095

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles.  Included in the cash balance as of September 30, 2014 and December 31, 2013, are $90.8 million and $143.0 million, respectively, in funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $18.3 million and $24.5 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification (“ASC”) 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	September 30, 2014	Level 1	Level 2	Level 3

Money market funds	$167,227	$167,227	$—	$—
Municipal bonds	45,953	—	45,953	—
Total	$213,180	$167,227	$45,953	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2013	Level 1	Level 2	Level 3

Money market funds	$234,953	$234,953	$—	$—
Municipal bonds	46,340	—	46,340	—
Total	$281,293	$234,953	$46,340	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
September 30, 2014
Municipal bonds	$45,912	$45	$(4)	$45,953

December 31, 2013
Municipal bonds	$46,290	$51	$(1)	$46,340

As of September 30, 2014, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$14,503	$14,519
One to five years	31,409	31,434
Total	$45,912	$45,953

4.	Goodwill and Other Intangible Assets

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

The following table presents the gross carrying amount and accumulated amortization for each class of intangible assets and the gross carrying amount and accumulated impairment for goodwill:

	December 31, 2013	Nine Months Ended September 30, 2014		September 30, 2014
	Balance	Impairment	Amortization Expense	Balance
	(in thousands)
Gross carrying amount:
Trademarks	$1,230	$(1,010)	$—	$220
Customer relationships	7,784	(1,392)	—	6,392
Aggregate goodwill acquired:
Goodwill	21,156	—	—	21,156
Total	$30,170	$(2,402)	$—	$27,768

Accumulated amortization:
Trademarks	$(680)	$695	$(67)	$(52)
Customer relationships	(4,340)	976	(1,074)	(4,438)
Accumulated impairment:
Goodwill	(6,716)	(1,754)	—	(8,470)
Total	$(11,736)	$(83)	$(1,141)	$(12,960)

Net carrying amount:
Trademarks	$550	$(315)	$(67)	$168
Customer relationships	3,444	(416)	(1,074)	1,954
Goodwill	14,440	(1,754)	—	12,686
Total goodwill and other intangible assets	$18,434	$(2,485)	$(1,141)	$14,808

5.	Other Assets

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

We have a $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures on September 15, 2015.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At September 30, 2014, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility. As of September 30, 2014, we had an outstanding $0.6 million letter of credit issued under the Facility.

7.	Stockholders' Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2014, 580,804 shares were repurchased under the Repurchase Program and 112,458 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2014, we were authorized to repurchase an additional 768,765 shares under the program.

The Board declared quarterly dividends as follows:

	2014	2013
	(amounts per share)

First quarter	$0.17	$0.17
Second quarter	0.19	0.17
Third quarter	0.19	0.17

 During the nine months ended September 30, 2014 and 2013, we paid dividends totaling $14.0 million and $13.0 million, respectively.

8.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)

Net income	$8,385	$10,082	$19,840	$26,743
Less distributed and undistributed earnings allocated to participating securities	(243)	(289)	(576)	(769)
Net income allocated to common shares	$8,142	$9,793	$19,264	$25,974

Weighted average common shares outstanding	24,650	24,849	24,747	24,855
Incremental shares from assumed conversions of common stock options	2	18	5	24
Adjusted weighted average common shares outstanding	24,652	24,867	24,752	24,879

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	16	—	5	10

9.	Commitments and Contingencies

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

Federal Unemployment Taxes

Employers in certain states are experiencing higher Federal Unemployment Tax Act (“FUTA”) tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner.  The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan.  States had the option to apply for a waiver before July 1st of the year in which the BCR is applicable.  During the second quarter of 2014, Georgia, Missouri and Wisconsin repaid their unemployment loans. There are currently 11 states with outstanding unemployment loans and of those, all but one, Connecticut, have filed for a BCR waiver. Eleven states, including California, are at risk for assessment of the BCR in 2014.  We expect most states will be notified by the federal government in the fourth quarter of 2014 if a waiver has been granted in response to the state’s application.  The potential additional FUTA tax associated with worksite employees in these 11 states was approximately $4.3 million as of September 30, 2014.

Generally, our contractual agreements allow us to incorporate such increases into our service fees upon the effective date of the rate change.  However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the customers’ contracts could be limited, resulting in a potential tax increase not being fully recovered.  As a result, if these FUTA tax increases are instituted and not collected from our clients, such increases could have a material adverse effect on our financial condition or results of operations.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013.

The following table presents certain information related to our results of operations:

	Three Months Ended September 30,
	2014	2013	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $3.362 billion and $3.236 billion, less worksite employee payroll cost of $2.802 billion and $2.696 billion, respectively)	$560,303	$539,869	3.8%
Gross profit	100,817	97,409	3.5%
Operating expenses	86,357	80,297	7.5%
Operating income	14,460	17,112	(15.5)%
Other income	43	25	72.0%
Net income	8,385	10,082	(16.8)%
Diluted net income per share of common stock	0.33	0.39	(15.4)%

Statistical Data:
Average number of worksite employees paid per month	131,545	129,248	1.8%
Revenues per worksite employee per month(1)	$1,420	$1,392	2.0%
Gross profit per worksite employee per month	255	251	1.6%
Operating expenses per worksite employee per month	218	207	5.3%
Operating income per worksite employee per month	37	44	(15.9)%
Net income per worksite employee per month	21	26	(19.2)%
 ____________________________________

(1)	Gross billings of $8,519 and $8,346 per worksite employee per month, less payroll cost of $7,099 and $6,954 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2014 increased 3.8% over the 2013 period, primarily due to a 1.8% increase in the average number of worksite employees paid per month and a 2.0%, or $28, increase in revenues per worksite employee per month.

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our Workforce Optimization revenue change from the third quarter of 2013 and distribution for the quarters ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	% Change	2014	2013
	(in thousands)			(% of total revenue)

Northeast	$142,376	$136,334	4.4%	25.9%	25.7%
Southeast	53,615	51,813	3.5%	9.8%	9.8%
Central	79,448	78,322	1.4%	14.5%	14.8%
Southwest	150,404	147,518	2.0%	27.4%	27.8%
West	123,531	116,959	5.6%	22.4%	21.9%
	549,374	530,946	3.5%	100.0%	100.0%
Other revenue(1)	10,929	8,923	22.5%
Total revenue	$560,303	$539,869	3.8%
_____________________________

(1) Comprised primarily of revenues generated by Strategic Business Units.

The percentage of total Workforce Optimization revenues in our significant markets include the following:

	Three Months Ended September 30,
	2014	2013

Texas	25.3%	25.8%
California	17.8%	17.5%
New York	9.6%	9.4%
Other	47.3%	47.3%
Total	100.0%	100.0%

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the third quarter of 2014, we saw improvement in the net change in existing clients and worksite employees paid from new client sales as compared to the third quarter 2013, while client retention remained consistent with the third quarter of 2013.

Gross Profit

Gross profit for the third quarter of 2014 increased 3.5% over the third quarter of 2013 to $100.8 million.  The average gross profit per worksite employee increased 1.6% to $255 per month in the 2014 period from $251 per month in the 2013 period.  Included in gross profit in 2014 is an $18 per worksite employee per month contribution from our Strategic Businesses compared to $15 per worksite employee per month in the 2013 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the third quarter of 2014 increased 2.0% per worksite employee per month over the third quarter of 2013. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.1% to $1,165 per worksite employee per month in the third quarter of 2014 versus $1,141 in the third quarter of 2013.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $3 per worksite employee per month, or 1.3% on a cost per covered employee basis, compared to the third quarter of 2013. Our benefits costs incurred in the third quarter of 2014 reflect favorable claim trends due to a reduction in both large claims and COBRA participation levels, partially offset by $3.1 million, or $8 per worksite employee per month, of additional taxes primarily due to new health care reform requirements. Our estimate of incurred but not paid claims increased during the third quarter of 2014. Partially offsetting this increase were benefit cost reductions for changes in estimated claim run-off related to prior periods of $6.4 million, or $16 per worksite employee per month, in the third quarter of 2014. The percentage of worksite employees covered under our health insurance plans was 71.2% in the 2014 period compared to 71.8% in the 2013 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased $10 per worksite employee per month, or 29.4% compared to the third quarter of 2013, primarily due to higher incurred claim levels.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.68% in the 2014 period compared to 0.55% in the 2013 period. During the 2014 period, we recorded reductions in workers’ compensation costs of $0.4 million, or 0.02% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $1.9 million, or 0.08% of non-bonus payroll costs in the 2013 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 4.0%, or $10 per worksite employee per month, compared to the third quarter of 2013, primarily due to the 3.9% increase in payroll costs. Payroll taxes as a percentage of payroll cost were 6.3% in both the 2014 and the 2013 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$49,384	$43,797	12.8%	$125	$113	10.6%
Stock-based compensation	2,701	2,749	(1.7)%	7	7	—
Commissions	3,790	3,609	5.0%	10	9	11.1%
Advertising	4,885	4,273	14.3%	12	11	9.1%
General and administrative expenses	20,295	20,567	(1.3)%	51	53	(3.8)%
Depreciation and amortization	5,302	5,302	—	13	14	(7.1)%
Total operating expenses	$86,357	$80,297	7.5%	$218	$207	5.3%

Operating expenses increased 7.5% to $86.4 million compared to $80.3 million in the third quarter of 2013.  Operating expenses per worksite employee per month increased to $218 in the 2014 period from $207 in the 2013 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 12.8%, or $12 per worksite employee per month, compared to the 2013 period.  This increase was primarily due to higher incentive compensation accruals and a 1.3% rise in headcount.

•
Stock-based compensation decreased 1.7%, but remained flat on a per worksite employee per month basis compared to the 2013 period.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 5.0%, or $1 per worksite employee per month, compared to the 2013 period, primarily due to commissions associated with our Strategic Businesses.

•	Advertising costs increased 14.3%, or $1 per worksite employee per month, compared to the 2013 period, primarily due to changes in the timing of television advertising spend.

•	General and administrative expenses decreased 1.3%, or $2 per worksite employee per month, compared to the 2013 period.

Income Tax Expense

Our effective income tax rate was 42.2% in the 2014 period compared to 41.2% in the 2013 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $37 and $21 in the 2014 period, versus $44 and $26 in the 2013 period.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013.

The following table presents certain information related to our results of operations:

	Nine Months Ended September 30,
	2014		2013		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $10.231 billion and $9.736 billion, less worksite employee payroll cost of $8.469 billion and $8.037 billion, respectively)	$1,761,923		$1,698,979		3.7%
Gross profit	302,446		303,273		(0.3)%
Operating expenses	267,981	(1)	253,924		5.5%
Operating income	34,465		49,349		(30.2)%
Other income (expense)	100		(2,513)	(2)	(104.0)%
Net income	19,840		26,743		(25.8)%
Diluted net income per share of common stock	0.78		1.04		(25.0)%

Statistical Data:
Average number of worksite employees paid per month	128,703		126,445		1.8%
Revenues per worksite employee per month(3)	$1,521		$1,493		1.9%
Gross profit per worksite employee per month	261		266		(1.9)%
Operating expenses per worksite employee per month	231		223		3.6%
Operating income per worksite employee per month	30		43		(30.2)%
Net income per worksite employee per month	17		23		(26.1)%
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

(3)	Gross billings of $8,832 and $8,555 per worksite employee per month, less payroll cost of $7,311 and $7,062 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2014 increased 3.7% over the 2013 period, primarily due to a 1.8% increase in the average number of worksite employees paid per month and a 1.9%, or $28, increase in revenues per worksite employee per month.

We provide our Workforce Optimization solution to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our Workforce Optimization revenue change from the first nine months of 2013 and distribution for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013
	(in thousands)			(% of total revenue)

Northeast	$451,505	$439,351	2.8%	26.1%	26.3%
Southeast	169,472	158,976	6.6%	9.8%	9.5%
Central	249,497	247,078	1.0%	14.4%	14.8%
Southwest	471,218	459,740	2.5%	27.2%	27.5%
West	389,642	367,829	5.9%	22.5%	21.9%
	1,731,334	1,672,974	3.5%	100.0%	100.0%
Other revenue(1)	30,589	26,005	17.6%
Total revenue	$1,761,923	$1,698,979	3.7%
______________________________

(1) Comprised primarily of revenues generated by Strategic Business Units.

The percentage of total Workforce Optimization revenues in our significant markets include the following:

	Nine Months Ended September 30,
	2014	2013

Texas	25.2%	25.5%
California	17.8%	17.5%
New York	9.8%	9.6%
Other	47.2%	47.4%
Total	100.0%	100.0%

Our Workforce Optimization growth rate is affected by three primary sources – worksite employees paid from new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first nine months of 2014, we saw improvement in worksite employees paid from new client sales, while the net change in existing clients and client retention remained consistent with the first nine months of 2013.

Gross Profit

Gross profit for the first nine months of 2014 decreased 0.3% compared to the first nine months of 2013 to $302.4 million.  The average gross profit per worksite employee decreased 1.9% to $261 per month in the 2014 period from $266 per month in the 2013 period.  Included in gross profit in 2014 is a $16 per worksite employee per month contribution from our Strategic Businesses compared to $14 per worksite employee per month in the 2013 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the first nine months of 2014 increased 1.9% per worksite employee per month as compared to the first nine months of 2013. However, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.7% to $1,260 per worksite employee per month compared to $1,227 in the first nine months of 2013.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $21 per worksite employee per month, or 3.8% on a cost per covered employee basis, compared to the first nine months of 2013.  Our benefits costs incurred in the first nine months of 2014 included costs of $2.4 million, or $2 per worksite employee per month, for changes in estimated run-off related to 2013. Included in 2013 benefits costs is a reduction of $3.4 million, or $3 per worksite employee per month, for lower than expected claim costs and premium taxes related to prior periods.  In addition, $8.5 million, or $7 per worksite employee per month, of additional taxes were included in the 2014 period, primarily due to new health care reform requirements. The percentage of worksite employees covered under our health insurance plans was 71.7% in the 2014 period compared to 72.1% in the 2013 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased $7 per worksite employee per month, or 22.6%, compared to the first nine months of 2013.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.65% in the 2014 period compared to 0.54% in the 2013 period.  During the 2014 period, we recorded reductions in workers’ compensation costs of $3.0 million, or 0.04% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $8.3 million, or 0.11% of non-bonus payroll costs, in the 2013 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 2.7%, or $5 per worksite employee per month, compared to the first nine months of 2013, primarily due to the 5.4% increase in payroll costs offset by lower state unemployment tax rates. Payroll taxes as a percentage of payroll cost were 7.4% in the 2014 period and 7.6% in the 2013 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$148,245	$137,697	7.7%	$128	$121	5.8%
Stock-based compensation	8,346	8,351	(0.1)%	7	7	—
Commissions	10,753	10,349	3.9%	9	9	—
Advertising	18,182	19,243	(5.5)%	16	17	(5.9)%
General and administrative expenses	64,143	62,592	2.5%	55	55	—
Impairment charge	2,485	—	100.0%	2	—	100.0%
Depreciation and amortization	15,827	15,692	0.9%	14	14	—
Total operating expenses	$267,981	$253,924	5.5%	$231	$223	3.6%

Operating expenses increased 5.5% to $268.0 million compared to $253.9 million in the first nine months of 2013.  We recorded impairment charges of $2.5 million in our Employment Screening reporting unit in the first nine months of 2014. Please read Note 4 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Operating expenses per worksite employee per month increased to $231 in the 2014 period from $223 in the 2013 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 7.7%, or $7 per worksite employee per month, compared to the 2013 period.  This increase was primarily due to higher incentive compensation accruals and a 3.1% rise in headcount.

•
Stock-based compensation decreased 0.1%, but remained flat on a per worksite employee per month basis compared to the 2013 period.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•	Commissions expense increased 3.9%, but remained flat on a per worksite employee per month basis compared to the 2013 period, primarily due to commissions associated with our Strategic Businesses.

•	Advertising costs decreased 5.5%, or $1 per worksite employee per month compared to the 2013 period, primarily due to reduced spending on radio and television advertising.

•	General and administrative expenses increased 2.5%, but remained flat on a per worksite employee per month basis compared to the 2013 period.

•	Depreciation and amortization expense increased 0.9%, but remained flat on a per worksite employee per month basis compared to the 2013 period.

Other Income (Expense)

Other expense decreased $2.6 million in the first nine months of 2014 compared to the first nine months of 2013, primarily due to the non-cash impairment charge related to our minority investment in The Receivables Exchange in 2013. Please read Note 5 to the Consolidated Financial Statements, “Other Assets,” for additional information.
Income Tax Expense

Our effective income tax rate was 42.6% in the 2014 period compared to 42.9% in the 2013 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charges recorded during the period. The effect of the non-cash impairment charges on the income tax rates was 0.3% in the 2014 period and 2.3% in the 2013 period.

Operating and Net Income

Operating and net income per worksite employee per month was $30 and $17 in the 2014 period, versus $43 and $23 in the 2013 period.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$2,801,722	$2,696,330	3.9%	$8,468,804	$8,036,532	5.4%
Less: Bonus payroll cost	204,405	192,868	6.0%	947,751	706,795	34.1%
Non-bonus payroll cost	$2,597,317	$2,503,462	3.7%	$7,521,053	$7,329,737	2.6%

Payroll cost per worksite employee per month (GAAP)	$7,099	$6,954	2.1%	$7,311	$7,062	3.5%
Less: Bonus payroll cost per worksite employee per month	518	498	4.0%	818	621	31.7%
Non-bonus payroll cost per worksite employee per month	$6,581	$6,456	1.9%	$6,493	$6,441	0.8%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $225.4 million in cash, cash equivalents and marketable securities at September 30, 2014, of which approximately $90.8 million was payable in early October 2014 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $18.3 million were customer prepayments that were payable in October 2014.  At September 30, 2014, we had working capital of $119.1 million compared to $128.6 million at December 31, 2013.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2014.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $100 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at September 30, 2014.  Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in 2014 was $1.0 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended September 30, 2014, the last business day of the reporting period was a Tuesday, client prepayments were $18.3 million and accrued worksite employee payroll was $211.0 million.  In the period ended September 30, 2013, the last business day of the reporting period was a Monday, client prepayments were $9.0 million and accrued worksite employee payroll was $184.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $40.9 million in the first nine months of 2014 and $33.5 million in the first nine months of 2013.  However, our estimate of workers’ compensation loss costs was $37.7 million in the 2014 period and $29.7 million in the 2013 period, respectively. During the first nine months of 2014 and 2013, we paid the insurance carrier an additional $7.2 million and $5.0 million, respectively, in claim funds for prior policy years.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At September 30, 2014, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $31.8 million surplus, $22.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at September 30, 2014, were $22.7 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Higher funding rates, as determined by United, resulted in a higher additional quarterly premium of $20.1 million at September 30, 2014 as compared to no additional quarterly premium at September 30, 2013.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 25.8% to $19.8 million in the nine months ended September 30, 2014, compared to $26.7 million in the nine months ended September 30, 2013, due to higher operating expenses. Please read “Results of Operations – Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $12.1 million for the nine months ended September 30, 2014, primarily due to property and equipment purchases of $11.0 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $33.2 million for the nine months ended September 30, 2014, including $20.8 million in stock repurchases and $14.0 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of September 30, 2014, we had not drawn on the Facility.  Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended September 30, 2014, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(1)

07/01/2014 – 07/31/2014	36,916	$31.98	36,786	928,885
08/01/2014 – 08/31/2014	160,120	30.28	160,120	768,765
09/01/2014 – 09/30/2014	—	—	—	768,765
Total	197,036	$30.60	196,906	768,765
 ____________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock.  During the three months ended September 30, 2014, 196,906 shares were repurchased under the program and 130 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2014, we were authorized to repurchase an additional 768,765 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1(+)	*	Letter Agreement, dated September 2, 2014, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company.
10.2(+)	*
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013.

10.3(+)	*
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013; (iii) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (iv) the Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2014; (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: November 3, 2014	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)