Form 10-K
period 2014-12-31
INSPERITY, INC.
filed 2015-02-10
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014.
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
Yes ☐   No ☒

As of February 3, 2015, 25,338,512 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.  As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2014, closing price of the common stock as reported by the New York Stock Exchange) was approximately $749 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2015 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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

ITEM 1.   BUSINESS.

General

Insperity, Inc., (“Insperity”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Since our formation 28 years ago, we have evolved from being solely a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider.  We were organized as a corporation in 1986 and have provided PEO services since inception.

Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce Synchronization solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services. Our Workforce Optimization solution is our most comprehensive HR outsourcing solution and is our primary offering. Our Workforce Synchronization solution, which is generally offered only to our mid-market client segment, is a lower cost offering with a longer commitment that includes the same compliance and administrative services as our Workforce Optimization solution and makes available, for an additional fee, the strategic HR products and organizational development services that are included with our Workforce Optimization solution.

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services,  Employment Screening, Financial and Expense Management Services, Retirement Services and Insurance Services (collectively “Strategic Businesses” and formerly known as “Adjacent Businesses”), many of which are offered via desktop applications and cloud-based delivery models.  These other products and services are offered separately, as a bundle or along with our PEO HR Outsourcing solutions.

Our PEO HR Outsourcing solutions are designed to improve the productivity and profitability of small and medium-sized businesses.  These solutions relieve business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses.  Our PEO HR Outsourcing solutions also promote employee performance through human resources management techniques designed to improve employee satisfaction. We provide our PEO HR Outsourcing solutions by entering into a Client Service Agreement (“CSA”), pursuant to which we and our client act as co-employers of the employees who work at the client’s worksite (“worksite employees”). Under the CSA, we assume responsibility for personnel administration and assist our clients in complying with employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for various other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The comprehensive service fee consists of the payroll of our worksite employees plus an additional amount reflected as a percentage of the payroll cost of the worksite employees.

We accomplish the objectives of our PEO HR Outsourcing solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. For transactional processing, we employ a high-tech approach that provides secure, convenient information exchange among Insperity, our clients and our worksite employees, creating efficiencies for all parties. The primary component of the high-tech portion of our strategy is the Employee Service CenterSM (“ESC”).  The ESC is our cloud-based PEO HR Outsourcing solutions portal, which is designed to provide automated, personalized PEO HR Outsourcing solutions to our clients and worksite employees.

As of December 31, 2014, we had 57 offices, including 48 PEO HR Outsourcing solutions sales offices in 25 markets. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 25 sales markets, which serviced an average of 136,764 worksite employees per month in the fourth quarter of 2014. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.

Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339.  Our telephone number at that address is (281) 358-8986 and our website address is insperity.com.  Our stock is traded on the New York Stock Exchange under the symbol “NSP.”  We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the committees of our Board of Directors and other documents related to our corporate governance, including our Code of Conduct. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters or other governance documents and filings can be requested by writing to our corporate secretary at the address on the cover of this report.

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

In 2014, the United States Congress passed and the President signed into law the Small Business Efficiency Act (“SBEA”), which creates a federal regulatory framework for the payment of wages to worksite employees and the reporting and remittance of payroll taxes on those wages by PEOs certified under the statute (“CPEOs”). We actively supported the enactment of this law. The law is effective with respect to wages for services performed on or after January 1, 2016. The law instructs the Secretary of the Treasury to establish a certification program not later than July 1, 2015. It clarifies that a CPEO, rather than the client, will be treated as the employer for purposes of reporting and remitting payroll taxes. It also clarifies that a CPEO shall be treated as a successor employer for purposes of the wage base of worksite employees on which federal payroll taxes are applied. In addition, the law clarifies that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. We intend to become a CPEO. Implementation of these provisions will require us to modify our internal processes and systems. The cost of implementation and compliance with the new law is not expected to be material to our financial position or results of operations.

Service Offerings

PEO HR Outsourcing Solutions

We serve small and medium-sized businesses by providing our PEO HR Outsourcing solutions, which encompass a broad range of services. Both of our PEO HR Outsourcing solutions include the following:

•	benefits and payroll administration

•	health and workers’ compensation insurance programs

•	personnel records management

•	employer liability management

•	assistance with government compliance

•	general HR advice

Our Workforce Optimization solution also provides additional services that our Workforce Synchronization clients can purchase for an additional fee, including the following:

•	employee recruiting and support

•	employee performance management

•	training and development services

Our PEO HR Outsourcing solutions are designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:

•	Internal Revenue Code (the “Code”)	•	The Family and Medical Leave Act (FMLA)
•	Federal Income Contribution Act (FICA)	•	Genetic Information Nondiscrimination Act of 2008
•	Federal Unemployment Tax Act (FUTA)	•	Drug-Free Workplace Act
•	Fair Labor Standards Act (FLSA)	•	Occupational Safety and Health Act (OSHA)
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Immigration Reform and Control Act (IRCA)	•	State unemployment and employment security laws
•	Title VII (Civil Rights Act of 1964)	•	State workers’ compensation laws
•	Health Insurance Portability and Accountability Act (HIPAA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Age Discrimination in Employment Act (ADEA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Americans with Disabilities Act (ADA)	•	State and local law equivalents of the foregoing

While these laws and regulations are complex, and in some instances overlapping, we assist our PEO HR Outsourcing solutions clients in complying with these laws and regulations by providing services in the following categories:

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

The group health plan includes medical, dental, vision and prescription drug coverage, as well as a work-life program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of these benefits to worksite and corporate employees. COBRA coverage is extended to eligible terminated worksite and corporate employees and other eligible individuals, in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees.  As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.

Employee Service Center. The ESC is our cloud-based interactive delivery platform for our PEO HR Outsourcing solutions, which is designed to provide automated, personalized content, data and services to our PEO HR Outsourcing solutions clients and worksite employees. The ESC provides a wide range of functionality, including:

•	WebPayroll for the submission, approval and reporting of payroll data

•	client-specific payroll information

•	employee information, including online check stubs, pay history reports and W-2s

•	employee on-boarding including payroll enrollment, policy acknowledgments and employment verification

•	employee benefits enrollment and changes

•	employee-specific benefits content, including summary plan descriptions and enrollment status

•	access to 401(k) plan information through the Retirement Service CenterSM powered by Insperity®

•	self-service and customizable access to payroll and other data through an interactive reporting environment

•	online human resources forms

•	best practices human resources management process maps and process overviews

•	e-Learning web-based training

•	online recruiting services

•	links to benefits providers and other key vendors

•	answers to frequently asked questions

Personnel Management. In addition to our cloud-based solutions provided through the ESC, we provide a wide variety of personnel management services that give our clients access to HR advisors and additional resources normally found only in the human resources departments of large companies. All PEO HR Outsourcing solutions clients have access to our advice concerning personnel policies and practices, including recruiting, discipline and termination procedures. Other personnel management services we provide include:

•	drafting and reviewing personnel policies and employee handbooks

•	designing job descriptions

•	performing prospective employee screening and background investigations

•	designing performance appraisal processes and forms

•	professional development and issues-oriented training

•	employee counseling

•	substance abuse awareness training

•	outplacement services

•	compensation guidance

Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or that we share with our clients, we may assist our clients in managing and limiting exposure. This includes first-time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workplace accidents and consequently, workers’ compensation claims. We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and we assist with termination decisions when consulted to attempt to minimize liability on those grounds. While we do not provide legal services to our clients, we employ in-house and external counsel who specialize in several areas of employment law, have broad experience in disputes concerning the employer/employee relationship and provide support to our human resources service specialists. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government laws and regulations, and notify clients of the potential effect of such changes on employer liability.

MarketPlaceSM provided by Insperity®. Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an eCommerce portal that brings a wide range of products and services to our clients, worksite employees and their families. Through MarketPlace, our clients also have the opportunity to offer their products and services to other clients and worksite employees.

MidMarket Solutions™. We believe the mid-market sector, which we generally define as those companies with employees ranging from 150 to 2,000 worksite employees, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management and consulting staff who concentrate solely on the mid-market sector. In addition, we have service personnel who have been trained and specialize in the mid-market sector. Our average number of worksite employees per month with our mid-market clients increased 1.6% over 2013, representing approximately 23.3% of our total paid worksite employees during 2014.

Strategic Business Unit Offerings

Our Strategic Business Unit (“SBU”) strategy is designed to expand the type of business performance improvement services we offer to our current and prospective clients and to increase our overall client base by providing services that can be offered separately from our PEO HR Outsourcing solutions. We also strive to leverage our SBU client relationships to cross sell our PEO HR Outsourcing solutions as well as other SBU services. We offer all of our SBU services to both PEO HR Outsourcing solutions clients and non-PEO HR Outsourcing solutions clients, with the exception of Human Capital Management and Payroll Services, which are offered to non-PEO HR Outsourcing solutions clients because comparable solutions are already included within the PEO HR Outsourcing solutions.

During 2014 and 2013, total SBU revenues unrelated to our PEO HR Outsourcing solutions as a percentage of our total revenues were 1.5% and 1.4%, respectively. Also during 2014 and 2013, our SBU gross profit unrelated to our PEO HR Outsourcing solutions as a percentage of our total gross profit was 6.5% and 5.6%, respectively.

The following are the key components of our SBU services, which are offered separately or as a bundle:

Human Capital Management. Insperity HCM™ is a comprehensive human capital management solution for human resources data and processes. This cloud-based solution is a unified human resources suite that includes payroll processing, tax compliance, employee administration, benefits management and enrollment, reporting and analytics, and employee and manager self-service. The solution is offered as a stand-alone cloud-based solution or in conjunction with our Payroll Services offering and/or our Time and Attendance products. We initially launched this product in late 2012.

Payroll Services. Insperity® Payroll Services offers a robust cloud-based payroll solution that is designed to help alleviate administrative burdens associated with payroll processing and government-related compliance and includes a premium level support from our highly skilled service team. Our payroll solution is integrated with three additional offerings, including Insperity NetSaver™, an online 401(k) solution for small businesses; a pay-as-you-go workers’ compensation program; and HR Essentials, an HR platform that assists companies with tracking employee data, important milestones and company property.

Time and Attendance. Our Time and Attendance business unit provides small to medium-sized businesses with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into clients’ payroll processing and accounting systems. The service is delivered as a cloud-based solution or as an “on-premise” client-server solution. Custom interfaces exist between our Time and Attendance products and our PEO HR Outsourcing solutions technologies for those clients utilizing both services.

Performance Management. Our Performance Management business provides human resources software offerings including a suite of desktop products: Insperity® Descriptions Now®, Insperity® Policies Now®, Insperity® Performance Now®, and Insperity® Ultimate Employer®; along with Insperity® PerformSmart® a performance management cloud-based offering. Insperity PerformSmart is included in Workforce Optimization and is available to our Workforce Synchronization clients for an additional fee. We intend to continue to sell, through online subscription arrangements, packaged software ordered online and through various reseller arrangements.

Organizational Planning. In January 2011, we entered the organizational planning and analysis solution business with our acquisition of certain assets from HumanConcepts associated with the OrgPlus® desktop product lines for small and medium-sized businesses and a source code license for a cloud-based version. In December 2012 we launched the cloud-based product derived from this source code, OrgPlus® Realtime™. Organizational planning facilitates the creation, management and communication of detailed organizational management charts.

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

Employment Screening.  Our Employment Screening business unit offers a customized approach to background-check reporting for companies. Services include criminal records checks; verification of employment history or education; driving record, civil record and credit history checks; and confirmation of extraordinary credentials.

Financial Solutions.  Insperity® Financial Solutions offers a suite of financial management tools and solutions for small to medium-sized companies that provides business owners with financial intelligence. The core products and services include Insperity Reveal®, a web-based financial dashboard and toolset, and an online bookkeeping and controller service offered through an alliance with a third party.

Expense Management.  Our Expense Management business unit delivers employee expense management solutions that automate employee expense reporting, enforce travel and expense policies, and provide management reporting and analysis.  The service is delivered both as a cloud-based solution and as a desktop software product.

Retirement Services.  Our Retirement Services business unit delivers comprehensive 401(k) plan recordkeeping and administrative services to small and medium-sized businesses, primarily to our PEO HR Outsourcing solutions clients. Services include employee education and enrollment, participant communications, elective deferral withholding and transmission, matching contribution calculation, loan and distribution processing, regulatory filing preparation and nondiscrimination testing.

Insurance Services.  Our Insurance Services business unit offers assistance to small and medium-sized businesses to secure affordable, customizable business insurance packages and life, health and disability insurance policies. Insurance Services also assists individuals in obtaining insurance solutions.

Client Service Agreement

All PEO HR Outsourcing solutions clients execute a CSA with us.  The CSA generally provides for an ongoing relationship between Insperity and the PEO HR Outsourcing solutions client.  For most clients, the CSA generally is an annual contract subject to termination by Insperity or the client upon 30 days’ written notice or upon shorter notice in the event of default. CSAs for our mid-market clients are generally two-year contracts, subject to earlier termination by clients upon payment of a termination fee or otherwise by the parties upon an event of default.  The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs.  Under the provisions of the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs.  This practice aligns clients’ payments to Insperity for payroll taxes with Insperity’s obligations to make payments to tax authorities, which are higher in the earlier part of the year, and decrease as limits on wages subject to payroll tax, are reached.  New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in Insperity’s improving profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.

The CSA also establishes the division of responsibilities between Insperity and the client as co-employers.  Pursuant to the CSA, we are responsible for personnel administration and for compliance with certain employment-related government regulations.  In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons.  These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees as reported by the client and are responsible for providing specified employee benefits to such persons regardless of whether the client pays the associated comprehensive service fee.  The client retains the employees’ services and remains liable for complying with certain government regulations that require control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume.  A third group of responsibilities and liabilities are shared by Insperity and the client where such concurrent responsibility is appropriate.  The specific division of applicable responsibilities under our CSAs generally is as follows:

Insperity

•	Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment)

•	Workers’ compensation compliance, procurement, management and reporting

•
Compliance with the Code, COBRA, HIPAA and ERISA (for each employee benefit plan sponsored by Insperity), as well as monitoring changes in other governmental laws and regulations governing the employer/employee relationship and updating the client when necessary

•	Offering benefits under Insperity-sponsored employee benefit plans that comply with PPACA requirements

•	Employee benefits administration of plans sponsored solely by Insperity

Client

•	Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence and severance payments

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation

•	Ownership and protection of all client intellectual property rights

•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions

•	Compliance with federal, state and local pay or play health care mandates and all such other similar federal, state and local legislation

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits

•	Professional licensing requirements, fidelity bonding and professional liability insurance

•	Products produced and/or services provided

•	COBRA, HIPAA, PPACA and ERISA compliance for client-sponsored benefit plans

Concurrent

•	Implementation of policies and practices relating to the employee/employer relationship

•
Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act and immigration laws and regulations

We maintain employment practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims, and as a result, our incurred costs in excess of annual premiums with respect to this exposure have historically been insignificant to our operating results.

Because we are a co-employer with the client for some purposes, it is possible that we could incur liability for violations of such laws, even if we are not responsible for the conduct giving rise to such liability.  Our CSA ordinarily addresses this issue by providing that the client will indemnify us for liability incurred to the extent the liability is attributable to conduct by the client.  Notwithstanding this contractual right to indemnification, it is possible that we could be unable to collect on a claim for indemnification and may therefore be ultimately responsible for satisfying the liability in question.

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

PEO HR Outsourcing Solutions Clients

Insperity’s PEO HR Outsourcing solutions provide value-added, full-service human resources solutions we believe are most suitable to a specific segment of the small and medium-sized business community.  We target successful businesses with 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resources practices. We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community in terms of worksite employees.  We serve clients and worksite employees located throughout the United States.  By region, our 2014 revenue change compared to 2013 and revenue distribution for the year ended December 31, 2014, was as follows:

	Revenue Change	% of Total Revenues
Northeast	4.2%	26.0%
Southeast	6.1%	9.7%
Central	1.7%	14.5%
Southwest	3.1%	27.3%
West	6.8%	22.5%

All prospective PEO HR Outsourcing solutions clients are evaluated on the basis of a comprehensive analysis of employer-related risks entailing many factors, including industry and operations, workplace safety and workers’ compensation, unemployment history, operating stability, group medical information, human resources practices and other employer risks. As part of our client selection strategy, we generally do not offer our PEO HR Outsourcing solutions to businesses falling within certain specified NAICS (North American Industry Classification System) codes for those industries that we believe present a higher employer risk such as employee injury, high turnover or litigation.

Our PEO HR Outsourcing solutions client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base
Computer and information services	18%
Management, administration and consulting services	18%
Finance, insurance and real estate	13%
Manufacturing	10%
Wholesale trade	8%
Engineering, accounting and legal services	7%
Medical services	6%
Retail trade	5%
Not-for-profit and similar organizations	5%
Construction	4%
Other	6%

This diverse client base lowers our exposure to downturns or volatility in any particular industry.  However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client retention.  During 2014 and 2013, our retention rate was approximately 82% and 81%, respectively. Of our PEO HR Outsourcing solutions clients that remain with us for more than one year, our retention record over the last five years is approximately 81%. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was also approximately 81%. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

As of December 31, 2014, we had 48 PEO HR Outsourcing solutions sales offices located in 25 markets.  Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Insperity’s markets and their respective year of entry are as follows:

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

Our existing and prospective markets are identified using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weighs various criteria we believe are reliable predictors of successful penetration based on our experience. Among the factors we consider are:

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

We routinely seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resources services and to more successfully reach our target market.  We have an agreement with the Professional Golf Association Champions Tour to be the title sponsor of the annual Insperity Invitational™ presented by UnitedHealthcare® professional golf tournament held annually in The Woodlands, Texas (a suburb of Houston).  In addition, we have arrangements with Arnold Palmer and Jim Nantz, a sports commentator, to serve as our national spokespersons.  Our marketing campaigns use this event and the relationships with Mr. Palmer and Mr. Nantz as a focal point of our brand marketing efforts.

Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet.  These leads result in initial presentations to prospective PEO HR Outsourcing solutions clients, and ultimately, prospective PEO HR Outsourcing solutions client census reports.  A prospective PEO HR Outsourcing solutions client’s census report reflects information gathered by the BPA about the prospect’s employees, including base compensation, level of benefits coverage options, job classification, state of employment and workers’ compensation classification.  This information is used to generate a bid from our customized bid system, which applies Insperity’s proprietary pricing model to the census data. Concurrent with this process, we evaluate prospective clients through the previously described comprehensive employer risk analysis.  Upon completion of a favorable employer risk evaluation, the BPA presents the bid and attempts to complete the sale and enroll the prospect.  Our selling process typically takes approximately 90 days for clients with less than 150 employees, and 180 or longer days for mid-market clients. The process can be extended during economic downturns.

We have implemented cross-selling channels between our PEO HR Outsourcing solutions business and our SBUs in order to execute on our SBU strategy.  This strategy focuses on using our PEO HR Outsourcing solutions to increase market penetration in each of our SBU businesses and using our SBU offerings as a source of leads for our PEO HR Outsourcing solutions.  The cross-selling channels attempt to reduce barriers to selling our products and services and allow us to tailor service packages to better meet the specific needs of the business.

Competition

We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community.  This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry.  Based on an analysis of the 2011 through 2013 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per worksite employee per month basis.  During the three-year period from 2011 through 2013, our staff support ratio averaged 57% higher than the PEO industry average.  During the same three-year period, our gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 154% and 188%, respectively.

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

Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition for our PEO HR Outsourcing solutions to be the traditional in-house provision of human resources services.  The PEO industry is highly fragmented, and we believe Insperity is one of the largest PEO service providers in the United States.  Our largest national competitors include the PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs, such as

TriNet Group, Inc.  In addition, we compete to some extent with: (i) fee-for-service providers such as payroll processors and human resources consultants; (ii) human resources technology solution companies; and (iii) large regional PEOs in certain areas of the country.  As Insperity and other large PEOs expand nationally, we expect that competition may intensify.

Vendor Relationships

Insperity provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and member insurance companies of ACE American Insurance Company (“ACE”) to be the most significant elements of our employee benefits package.  These contracts would be the most difficult to replace.

We provide group health insurance coverage to our worksite employees through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, Unity Health Plan and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 85% of our health insurance coverage and expires on December 31, 2017, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

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

Insperity’s PEO HR Outsourcing solutions information system is a proprietary system that utilizes internally developed and licensed software applications.  This system manages transactions and information specific to our PEO HR Outsourcing solutions and to Insperity, including:

•	worksite employee enrollment

•	human resources management

•	benefits and defined contribution plan administration

•	payroll processing

•	client invoicing and collection

•	management information and reporting

•	sales bid calculations

Central to this system are transaction processing capabilities that allow us to process a high volume of payroll, invoice and bid transactions that meet the specific needs of our clients and prospects.  We administer our employee benefits through a proprietary application designed to process employee eligibility and enrollments, manage carrier relationships and maintain a variety of plan offerings.  Our retirement services operations are conducted utilizing an industry-leading retirement plan administration application in a third-party hosted environment.  Aspects of all of these components are delivered to our PEO HR Outsourcing solutions clients and worksite employees through the ESC.  We utilize commercially available software for other business functions such as finance and accounting, sales force activity management and customer relationship management.

Our SBUs utilize a variety of owned and licensed software applications to deliver business performance improvement services to our clients, including to some of our PEO HR Outsourcing solutions clients.

Insperity has hosting facilities located at our corporate headquarters in Kingwood, Texas (a suburb of Houston), and in Bryan, Texas.  The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment.  Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments with the Bryan facility acting as our primary data center for all mission-critical applications.  Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required.  Periodically, we perform testing to ensure our disaster recovery capabilities remain effective and available.  We leverage the hosting facilities and related infrastructure that we originally designed for our PEO HR Outsourcing solutions system to support the systems required for our business performance improvement services offered through our SBUs.  We also utilize additional leased hosting facilities for certain of our business units.

Our network infrastructure is designed to ensure appropriate connectivity exists among all of our facilities and employees and provides appropriate Internet connectivity to conduct business with our clients and worksite employees.  The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.

We have incorporated a variety of measures to maintain the security and privacy of the information managed through our systems and applications.  These measures include industry standard technologies designed to protect, monitor and assess our data centers and network environment; best practice security policies and procedures; and a variety of measures designed to control access to sensitive and private information.

Industry Regulations

The operations for our PEO HR Outsourcing solutions are affected by numerous federal and state laws relating to tax, insurance and employment matters.  By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws.  Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers.  Currently, 41 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation. The SBEA, which was enacted in 2014, will establish a certification program and create a federal regulatory framework for the payment of wages to worksite employees and for the reporting and remittance of payroll taxes on those wages by CPEOs. This law will be effective January 1, 2016.

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

Employer Status.  In order to qualify for favorable tax treatment under the Code, employee benefit plans must be established and maintained by an employer for the exclusive benefit of its employees.  Generally, an entity is an “employer” of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment.  In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes.  The common law test of employment, as applied by the Internal Revenue Service (“IRS”), involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer.  Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.”  Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work.  Among the factors that appear to have been considered more important by the IRS are:

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

Patient Protection and Affordable Care Act.  The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act.  The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the U.S. Department of Labor, the IRS, the U.S. Department of Health & Human Services (“HHS”) and the states.  Many provisions of the Act do not become operative until future years.  The Act did not have a material adverse impact on our results of operations in 2014.

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

Beginning in 2010, the Act provided for a small business tax credit for eligible companies offering health care coverage to employees.  Based upon information contained in the Congressional Record, which specifically references PEOs, we believe that these tax credits are available to our clients that meet the qualification requirements. However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether qualifying small business clients of a PEO are entitled to the tax credits.  At this time, we do not believe that this issue has had an adverse effect on our operations or our ability to attract and retain clients. Beginning January 1, 2016, the provisions of the SBEA clarify that a client of a CPEO remains eligible for Code Section 45R tax credits for employee health insurance expenses of small employers.

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

Additionally in 2014, the Act ushered in a number of insurance market reforms for the small group and individual markets.  The reforms, intended to result in the community rating of health insurance for these markets, required guaranteed issue and renewability of coverage, eliminated certain underwriting practices by issuers, consolidated the number of risk pools in each state and restricted the permissible factors and variable ranges of those factors that can be considered in determining health insurance premiums.

The health insurance industry became subject to additional excise taxes in 2014.  Also, starting in 2014, reinsurance taxes were imposed on insurers and third-party administrators for the purpose of helping to offset the cost for insurance covering high-risk individuals.  As the policyholder, all or a portion of these increased costs may be passed on to us by our carriers.  Contractual arrangements and competitive market conditions may limit or delay our ability to match pricing with any potential increased costs.

On July 2, 2013, the federal government delayed implementation of the employer shared responsibility (“pay or play”) provisions of the Act until 2015. Under pay or play, penalties are imposed on large employers (those with at least 50 full-time equivalent employees) who fail to offer “minimum essential coverage” if any employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage.  To qualify as minimum essential coverage, employer plans must satisfy affordability and minimum value tests or be subject to financial penalties if any employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage.  However, the federal government further delayed implementation of pay or play requirements until 2016 for employers with between 50 and 99 full-time equivalent employees, provided certain transition relief requirements are satisfied. Information contained in the Congressional Record, which specifically references PEOs, indicates that any pay or play penalties should apply separately to clients of a PEO and not at the PEO level.  However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether the pay or play penalties apply only at the client level or whether the penalties can be applied at the PEO level.  At this time, we are unable to determine whether the Exchanges, tax credits, subsidies, insurance market reforms or the pay or play penalties will have an adverse impact on our business operations, our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs or associated penalties assessed at the PEO level.

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

Code Section 3401, which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of federal income tax withholding.  Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages.  The Treasury regulations issued under Code Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages.  While several courts have examined Code Section 3401(d)(1), its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements.

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

For worksite employee wages for services performed on or after January 1, 2016, and subject to the adoption of applicable regulations, the provisions of the SBEA clarify that a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code and shall be responsible for reporting employment taxes on its own account rather than the accounts of CPEO clients. We intend to seek qualification as a CPEO.

Unemployment Taxes

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation experience in each state.  Certain rates are determined, in part, by each client’s own compensation experience.  In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.  Overall, state unemployment tax rates increased substantially from 2010 to 2012 due to U.S. economic conditions, but declined in 2013 and 2014 and are anticipated to further decline in 2015.  Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later.  Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.

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

State Regulation

While some states do not explicitly regulate PEOs, 41 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  We believe that we are in compliance with the material requirements in all 41 states.  Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.

Corporate Office Employees

We had approximately 2,300 corporate employees as of December 31, 2014.  We believe our relations with our corporate employees are good.  None of our corporate employees are covered by a collective bargaining agreement.

Intellectual Property

Insperity currently has registered trademarks, copyrights and other intellectual property.  We believe that our trademarks as a whole are of considerable importance to our business.

ITEM 1A.  RISK FACTORS.

The statements in this section describe the known material risks to our business and should be considered carefully.

Adverse Economic Conditions Could Negatively Affect Our Industry, Business and Results of Operations

The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic conditions, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Such developments could adversely impact our financial condition, results of operations and future growth rates.

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

Increases in Health Insurance Costs or Inability to Secure Replacement Contracts on Competitive Terms Could Have a Material Adverse Effect on Our Financial Condition or Results of Operations

Maintaining health insurance plans that cover worksite employees is a significant part of our business.  Our primary health insurance contract expires on December 31, 2017, subject to cancellation by either party upon 180 days’ notice.  In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.

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

Health Care Reform Could Affect Our Health Insurance Plan and Could Lead to a Significant Disruption in Our Business

The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act.  The Act entails sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions in the Act require the issuance of additional guidance from the HHS and the states.

Beginning in 2014, a number of key provisions of the Act took effect, including the Exchanges, insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators.  Additionally, the pay or play penalties on large employers take effect in 2015, however there is a one-year delay until 2016 for large employers with between 50 and 99 full-time equivalent employees, provided that certain transition relief requirements are satisfied. Collectively, these items have the potential to significantly change the insurance marketplace for small and medium sized businesses and how employers provide insurance to employees.  In addition, as a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations.  Generally, the Act and subsequently issued guidance by IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.

We are currently unable to determine the impact of the Act on our benefit plans, business model and future results of operations.  In future periods, the changes may result in increased costs to us and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs.  For additional information related to the Act, please read Item 1. “Business – Industry Regulations – Patient Protection and Affordable Care Act.”

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

The current workers’ compensation coverage with ACE expires on September 30, 2015 and may be extended until September 30, 2017 if our claims do not exceed certain thresholds and certain other program conditions are satisfied.  In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

Our Ability to Adjust and Collect Service Fees for Increases in Unemployment Tax Rates May be Limited

We record our SUI tax expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received for purposes of pricing. In a period of adverse economic conditions state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI tax rates would likely increase substantially. Some states have the ability under law to increase SUI tax rates retroactively to cover deficiencies in the unemployment fund.

In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans. Employers in such states are experiencing higher FUTA tax rates as a result of not repaying their unemployment loans from the federal government in a timely manner. The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan. States have the option to apply for a waiver before July 1st of the year in which the BCR is applicable. As of December 31, 2014 there are seven states with outstanding unemployment loans and of those, all but one, Connecticut, filed for and received a BCR waiver in 2014; however, there is no certainty the states will receive waivers in 2015. If waivers are not obtained in 2015, Insperity will be required to pay the BCR taxes.

Generally, our contractual agreements allow us to incorporate such statutory tax increases into our service fees upon the effective date of the rate change. However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the clients’ contracts could be limited, resulting in a potential tax increase not being fully recovered. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

Our Contracts May be Canceled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients Could Materially and Adversely Affect Our Financial Conditions or Results of Operations

Our standard CSA can generally be canceled by us or the client with 30 days’ notice.  Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition or results of operations. In addition, in the event we have a high proportion of terminating clients from our mid-market client base (which are generally under a two-year CSA), the financial impact of such an event could be significant due to the number of worksite employees involved and the time it takes to replace mid-market clients.  Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA.  Our client attrition rate was approximately 18% in 2014.  There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.

Competition May Impact Our Growth and/or Profitability

The human resources services industry, including the PEO industry, is highly fragmented. Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size or larger. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies, human resources consultants and human resources technology solutions. Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs such as TriNet Group, Inc. In many cases, these competitors offer a reduced service PEO offering at a lower price than our PEO HR Outsourcing solutions. We expect that as the PEO industry grows and its regulatory framework becomes better established, well organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services. In addition, competitors may be able to offer or develop new technology-based lower service models that may require us to make substantial investments in order to effectively compete.

In 2013, we began offering a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain mid market client needs and the evolving PEO marketplace. As of December 2014, approximately 6% of our worksite employees were Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering, or increased pricing pressures in the PEO marketplace, without a corresponding reduction in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.

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

Because we act as a co-employer, we may be subject to liability for violations of various employment and discrimination laws despite these contractual provisions, even if we do not participate in such violations.  Although the CSA generally provides that the client is to indemnify us for certain liabilities attributable to the client’s conduct, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities to the extent that such liabilities are not covered or insured against under our insurance policies. In addition, worksite employees may be deemed to be our agents, which may subject us to liability for the actions of such worksite employees.

Changes in Federal, State and Local Regulation or Our Inability to Obtain Licenses Under New Regulatory Frameworks Could Have a Material Adverse Effect on Our Results of Operations or Financial Condition

As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters.  By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws.  However, many of these current laws (such as the Act, ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform.  While the SBEA is expected to provide clarification under federal employment tax laws for CPEOs, until the related regulations are adopted, including the requirements for CPEOs, we cannot be certain as to the benefit that this law will provide. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship.  Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees and client companies could have a material adverse effect on our results of operations or financial condition.

While some states do not explicitly regulate PEOs, 41 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs and several other states are considering such regulation.  Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  In addition, the SBEA will provide certain benefits for companies that qualify as a CPEO. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states.  In addition, there can be no assurance that we will be able to renew our licenses in all states or that we will be able to qualify as a CPEO following the effectiveness of the SBEA.

Geographic Market Concentration Makes Our Results of Operations Vulnerable to Regional Economic Factors

Our New York, California and Texas markets accounted for approximately 10%, 18% and 25% (including 13% in Houston), respectively, of our worksite employees for the year ended December 31, 2014.  Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to New York, California and Texas.

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

Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.  Most states impose similar employment tax obligations on the employer.  While the CSA provides that we have sole legal responsibility for making these tax contributions, the applicable state taxing authority or, prior to the effectiveness of the SBEA, the IRS could conclude that such liability cannot be completely transferred to us.  Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations.  While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Insperity, a definitive adverse resolution of this issue or a delay in the effectiveness of the SBEA may discourage clients from enrolling in the future.

Failure of Our Information Technology Systems Could Disrupt the HR Services We Provide to Clients

Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure some of which is provided by third party vendors. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations, we may lose existing clients and may have difficulty attracting new clients. Such developments could have a material adverse impact on our financial condition, results of operations and future growth rates.
Potential Disclosure of Sensitive or Private Information Could Damage Our Reputation and Impact Our Operating Results

Unauthorized access or unintentional disclosure of personal or confidential information could damage our reputation and operating results.  While we strive to comply with all applicable data protection laws and regulations, and maintain stringent privacy and security policies and procedures, any failure or perceived failure to adequately protect sensitive information may result in negative publicity and/or proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

Most states and the District of Columbia have enacted notification rules concerning privacy and data protection.  It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business.  Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The Failure of Our Insurance Carriers or Financial Institutions Could Have a Material Adverse Effect on Us

As part of our PEO HR Outsourcing solutions, we contract with various insurance carriers to provide insurance coverage including health insurance, workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance.  The failure of any insurance carrier providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business.

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

New and Higher Federal, State and Local Taxes Could Have a Material and Adverse Impact on Our Financial Condition and Results of Operations

In times of economic slowdowns, states and municipalities in which we operate may experience reductions in tax revenues and corresponding budget deficits.  In response to the budget shortfalls, many states and municipalities have in the past and may in the future increase or enact new taxes on businesses operating within their tax jurisdiction, including business activity taxes and income taxes.  In addition, federal, state and local taxing agencies may increase their audit activity in an effort to identify additional tax revenues.  New tax assessments on our operations could result in increased costs. Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited.  As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations. Please read Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies,” for additional information regarding tax assessments by the State of Texas and the State of Massachusetts.

Failure to Integrate or Realize the Expected Return on Our Acquisitions and Investments Could Have a Material Adverse Impact on Our Financial Condition or Results of Operations

We have adopted a strategy to market and sell additional products and services within and outside of traditional PEO HR Outsourcing solutions. As part of this strategy, periodically we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets. Acquiring new businesses involves a number of risks such as over-valuation of the acquired companies, entering markets or businesses in which we have no prior experience, integrating the technology, operations, and personnel, diversion of management’s attention from other business concerns and litigation resulting from the activities of the acquired company. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, or impairment of acquired assets. Such developments could have a material impact to our financial condition, results of operations and future growth rates.

In connection with our goodwill impairment assessments, we recorded impairment charges of $2.5 million in our Employment Screening reporting unit in 2014, $3.3 million in our Expense Management reporting unit in 2013 and $4.2 million in our Performance Management reporting unit in 2012. In addition, we recorded a $2.7 million impairment charge related to our minority investment in The Receivables Exchange in 2013. Based on market conditions or changes in operating plans, the fair value of our other acquired businesses could decline, requiring us to record additional impairment charges for all or portions of the investments. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” and Note 6, “Other Assets “ for additional information regarding the impairment charges.

Our Business Could be Disrupted as a Result of Actions of Certain Stockholders
Our largest two stockholders have made public statements critical of our performance and have advocated that we make certain changes regarding our strategic plan, operating expenses, capital allocation, management and corporate governance. They have also suggested that we should pursue strategic alternatives. If any of our stockholders commences a proxy contest, further advocates for changes or engages in other similar activities, then our business could be affected because we may have difficulty attracting and retaining clients due to perceived uncertainties as to our future direction and negative public statements about our business; responding to proxy contests and other similar actions by stockholders could result in us incurring substantial additional costs and significantly divert the attention of management and our employees; and, if individuals are elected to our Board of Directors with a specific agenda, the execution of our strategic plan may be disrupted or a new strategic plan altogether may be implemented.
Any proxy contest in connection with our 2015 annual meeting of stockholders may be particularly disruptive because the directors whose terms expire this year are also our chairman of the Board of Directors and Chief Executive Officer, our lead independent director and chairperson of our Nominating and Corporate Governance Committee and our chairperson of the Finance, Risk Management & Audit Committee. Due to the roles that each of these positions plays on our Board of Directors, should one or more these directors be replaced by a nominee that does not support our current strategic plan, then our business may be adversely affected while a new strategic plan is developed and implemented.
We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing or the ultimate impact on our business, and any of these matters or any further actions by these or other stockholders may impact and result in volatility of the price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We believe our current real estate and facilities are adequate for the purposes for which they are intended and provide for further expansion to accommodate our long-term growth and expansion goals.  We believe that short-term leased facilities are readily available if needed to accommodate near-term needs if they arise.  We will continue to evaluate the need for additional facilities based on the extent of our product and service offerings, the rate of client growth, the geographic distribution of our client base and our long-term service delivery requirements.

Corporate Facilities

Our corporate headquarters is located in Kingwood, Texas, in a 327,000 square foot campus-style facility.  This 33-acre company-owned office campus includes approximately 12 acres of undeveloped land for future expansion. Development and support operations are located in the Kingwood facility.

Service Centers

We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.

The Atlanta service center, which currently services approximately 33% of our worksite employee base, is located in a 40,500 square foot facility under lease until 2022.

The Dallas service center, which currently services approximately 21% of our worksite employee base, is located in a 48,600 square foot facility under lease until 2016.  In addition to the service center operations, the facility also contains sales operations.

The Houston service center, which currently services approximately 22% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2016.  In addition to the service center operations, the facility also contains corporate support operations.

The Los Angeles service center, which currently services approximately 24% of our worksite employee base, is located in a 38,000 square foot facility under lease until 2019.

Sales Offices

As of December 31, 2014, we had PEO HR Outsourcing solutions sales and service personnel in 39 facilities located in 25 sales markets throughout the United States.  All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel.  As of December 31, 2014, we had 48 PEO HR Outsourcing solutions sales offices in these 25 markets.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator.  In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets.  We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

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

ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages (as of February 3, 2015) and positions of Insperity’s executive officers:

Name	Age	Position
Paul J. Sarvadi	58	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	66	President
A. Steve Arizpe	57	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	61	Executive Vice President of Sales and Marketing
Douglas S. Sharp	53	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	48	Senior Vice President of Legal, General Counsel and Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “NSP.”  As of February 3, 2015, there were 398 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name.”  The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

2014	High	Low	Dividends per Share
First Quarter	$36.09	$27.01	$0.17
Second Quarter	33.51	30.13	0.19
Third Quarter	33.46	27.34	0.19
Fourth Quarter	34.62	27.16	2.19	(1)

2013
First Quarter	$34.20	$27.04	$0.17
Second Quarter	31.80	26.44	0.17
Third Quarter	37.80	30.36	0.17
Fourth Quarter	39.69	32.67	0.17
____________________________________

(1)	Includes a $2.00 per share special dividend

Dividend Policy

During 2014 and 2013, we paid dividends of $69.5 million and $17.4 million, respectively, including a special cash dividend of $50.7 million paid in the fourth quarter of 2014.  The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2014 – 10/31/2014	—	$—	—	768,765
11/01/2014 – 11/30/2014	—	—	—	768,765
12/01/2014 – 12/31/2014	—	—	—	768,765
Total	—	$—	—
__________________________________

(1)
Our Board of Directors has authorized a program to repurchase shares of our outstanding common stock.  During the three months ended December 31, 2014, no shares were repurchased under the program and no shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards. Unless terminated early by resolution of the Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2009, with the S&P Smallcap 600 Index and the S&P 1500 Composite Human Resources and Employment Services Index.  The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2009.

	12/09	12/10	12/11	12/12	12/13	12/14

Insperity, Inc.	100.00	127.12	112.53	153.01	173.49	177.12
S&P Smallcap 600	100.00	126.31	127.59	148.42	209.74	221.81
S&P 1500 Composite Human Resources and Employment Services	100.00	118.51	98.54	110.68	198.47	198.80

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

	Year ended December 31,
	2014		2013		2012		2011		2010
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$2,357,788		$2,256,112		$2,158,824		$1,976,219		$1,719,752
Gross profit	403,805		393,251		382,221		351,775		298,536
Operating income	47,474	(2)	56,223	(3)	67,494	(3)	57,314		37,060
Net income	28,004		32,032	(4)	40,402		30,470	(5)	22,440
Diluted net income per share of common stock	1.05	(6)	1.25		1.56	(6)	1.16		0.86
Adjusted net income(7)	30,321		35,670		42,862		34,963		22,440
Adjusted diluted net income per share of common stock(7)	1.19		1.39		1.67		1.33		0.86
Adjusted EBITDA(7)	84,124		92,303		100,899		82,198		61,054

Balance Sheet Data:
Working capital	$73,058		$128,630		$115,706		$126,562		$144,479
Total assets	796,670		766,560		750,200		712,259		659,845
Total stockholders’ equity	204,096		253,272		240,905		245,207		240,395
Cash dividends per share	2.74	(8)	0.68		1.66	(8)	0.60		0.52

Statistical Data:
Average number of worksite employees paid per month during period	130,718		127,517		125,650		116,839		107,014
Revenues per worksite employee per month(9)	$1,503		$1,474		$1,432		$1,410		$1,339
Gross profit per worksite employee per month	$257		$257		$253		$251		$232
Operating income per worksite employee per month	$30		$37		$45		$41		$29
____________________________________

(1)
Gross billings of $14.187 billion, $13.462 billion, $12.992 billion, $11.700 billion and $10.169 billion, less worksite employee payroll cost of $11.829 billion, $11.206 billion, $10.833 billion, $9.724 billion and $8.449 billion, respectively.

(2)
Includes a non-cash impairment charge in the second quarter of 2014 of $2.5 million. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Also includes a non-cash charge in the fourth quarter of 2014 of $1.2 million. Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

(3)
Includes non-cash impairment charges of $3.3 million and $4.2 million in the fourth quarters of 2013 and 2012, respectively.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(4)
Includes a non-cash impairment charge in the second quarter of 2013 of $2.7 million, please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information. Also includes a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012, please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(5)	Includes the impact of a $4.4 million pre-tax loss related to the exchange of an aircraft, and a $3.1 million pre-tax loss related to a settlement with the State of California.

(6)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 and $0.01 earnings per share decrease in 2014 and 2012, respectively.  Please read Note 12, “Net Income Per Share,” for additional information.

(7)
These are non-GAAP measures used by management to analyze the Company’s performance. Please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

(8)	Includes a $2.00 and $1.00 per share special dividend paid in the fourth quarters of 2014 and 2012, respectively.

(9)
Gross billings of $9,044, $8,797, $8,617, $8,345 and $7,919 per worksite employee per month, less payroll cost of $7,541, $7,323, $7,185, $6,935 and $6,580 per worksite employee per month, respectively.

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

Overview

Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce Synchronization solutions (together, our PEO HR Outsourcing solutions), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services.  Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month.  We often use the average number of worksite employees paid during a period as our unit of measurement in analyzing and discussing our results of operations.

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial and Expense Management Services, Retirement Services and Insurance Services, many of which are offered via desktop applications and cloud-based delivery models.  These other products or services are offered separately, as a bundle, or along with our PEO HR Outsourcing solutions.

We ended 2014 averaging 136,764 paid worksite employees in the fourth quarter, which represents a 4.6% increase over the fourth quarter of 2013.  Approximately 23% of our paid worksite employees were in our mid-market sector for the year ended December 31, 2014, which is generally defined as companies with 150 to 2,000 worksite employees.  We expect the average number of paid worksite employees per month to be between 138,300 and 138,900 in the first quarter of 2015.

Our average gross profit per worksite employee per month was $257 in both 2014 and 2013, which included a contribution to average gross profit from our Strategic Businesses of $17 per worksite employee per month in 2014 compared to $14 per worksite employee per month in 2013.

Operating expenses increased 5.7% in 2014 to $356.3 million. On a per worksite employee per month basis, operating expenses increased from $220 in 2013 to $227 in 2014.

Other expense decreased $2.6 million, primarily due to the non-recurrence of a $2.7 million non-cash impairment charge related to our investment in The Receivables Exchange in 2013.

Our net income in 2014 was $28.0 million, a $4.0 million decrease compared to 2013.

We ended 2014 with working capital of $73.1 million.  During 2014, we paid $69.5 million in dividends and repurchased shares at a cost of $20.8 million.

Revenues

We account for our revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition. Our PEO HR Outsourcing solutions gross billings to clients include the payroll cost of each worksite employee at the client location and a markup computed as a percentage of each worksite employee’s payroll cost. We invoice the gross billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services.  We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.

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

Direct Costs

The primary direct costs associated with revenue-generating activities for our PEO HR Outsourcing solutions are:

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

Employee benefits costs are comprised primarily of health insurance premiums and claims costs (including dental and pharmacy costs), but also include costs of other employee benefits such as life insurance, vision care, disability insurance, education assistance, adoption assistance, a flexible spending account program and a work-life program.

Workers’ compensation costs include administrative and risk charges paid to the insurance carrier, and claims costs, which are driven primarily by the frequency and severity of claims.

Gross Profit

Our gross profit per worksite employee is primarily determined by our ability to accurately estimate and control direct costs and our ability to incorporate changes in these costs into the gross billings charged to PEO HR Outsourcing solutions clients, which are subject to pricing arrangements that are typically renewed annually. We use gross profit per worksite employee per month as our principal measurement of relative performance at the gross profit level.

Operating Expenses

•
Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees, their associated average pay and any additional incentive compensation. Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology, administrative support personnel and those associated with our SBUs.

•	Stock-based compensation – Our stock-based compensation relates to the recognition of non-cash compensation expense over the vesting period of restricted stock awards.

•
Commissions – Commissions expense consists primarily of amounts paid to sales managers and BPAs. Commissions are based on the number of new accounts sold and a percentage of revenue generated by such personnel.

•
Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Insperity Invitational™ presented by UnitedHealthcare® sponsorship.

•	General and administrative expenses – Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices

•	outside professional service fees related to legal, consulting and accounting services

•	administrative costs, such as postage, printing and supplies

•	employee travel and training expenses

•	technology and facility repairs and maintenance costs

•
Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, technology infrastructure and that associated with our acquisitions.

•
Impairment charges – Non-cash expense associated with the decline in fair value of long-lived and intangible assets, including goodwill.  Please read Note 1 “Accounting Policies” and Note 5 “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for additional information.

Income Taxes

Our provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes, non-deductible expenses and various tax credits.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, stock-based compensation and depreciation.  Changes in these items are reflected in our financial statements through a deferred income tax provision.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets.  The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2014, Plan Costs were less than the premiums paid and owed to United by $23.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $14.5 million balance is included in prepaid insurance, a current asset, on our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2014, were $15.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

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

The following table illustrates the sensitivity of changes in the completion rate and annual trend on our estimate of total benefit costs of $1.0 billion in 2014:

Change in Completion Rate and Annual Trend	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)
(2.5)%	$(12,948)	$7,640
(1.0)%	(5,180)	3,056
1.0%	5,180	(3,056)
2.5%	12,948	(7,640)

•
Workers’ compensation costs – Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with ACE.  Under the ACE Program, we bear the economic burden for the first $1 million layer of claims per occurrence, and effective October 1, 2010, we also bear the economic burden for a maximum aggregate amount of $5 million per policy year for claim amounts that exceed the first $1 million.  ACE bears the economic burden for all claims in excess of these levels.  The ACE Program is a fully insured policy whereby ACE has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities.  Our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc.

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

We employ a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2014 and 2013, Insperity reduced accrued workers’ compensation costs by $2.9 million and $9.3 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in 2014 and 2013 was 1.0% and 0.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $68.7 million in 2014:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)
(5.0)%	$(2,721)	$1,600
(2.5)%	(1,360)	800
2.5%	1,360	(800)
5.0%	2,721	(1,600)

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2014, we paid the insurance carrier an additional $7.2 million in claim funds for policy years prior to 2014, which increased deposits.  As of December 31, 2014, we had restricted cash of $44.0 million and deposits of $113.9 million.  We have estimated and accrued $136.1 million in incurred workers’ compensation claim costs as of December 31, 2014.  Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

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

•
Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay their comprehensive service fees.  We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:

•	the fact that we are at risk for the payment of our direct costs and worksite employee payroll costs regardless of whether our clients pay their comprehensive service fees

•	the large volume and dollar amount of transactions we process

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based

To mitigate this risk, we have established very tight credit policies.  We generally require our PEO HR Outsourcing solutions clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date.  In addition, we generally maintain the right to terminate the CSA and associated worksite employees or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee.  As a result of these efforts, losses related to client nonpayment have historically been low as a percentage of revenues. However, if our clients’ financial conditions were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

•
Property and equipment – Our property and equipment relate primarily to our facilities and related improvements, furniture and fixtures, computer hardware and software and capitalized software development costs.  These costs are depreciated or amortized over the estimated useful lives of the assets.  If we determine that the useful lives of these assets will be shorter than we currently estimate, our depreciation and amortization expense could be accelerated, which would decrease net income in the periods of such a determination.  In addition, we periodically evaluate these costs for impairment.  If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, we may record an impairment loss, which would reduce net income, to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. Please read Note 1 to the Consolidation Financial Statements, “Accounting Policies,” for additional information.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2014		2013		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $14.187 billion and $13.462 billion, less worksite employee payroll cost of $11.829 billion and $11.206 billion, respectively)	$2,357,788		$2,256,112		4.5%
Gross profit	403,805		393,251		2.7%
Operating expenses	356,331	(1)	337,028	(2)	5.7%
Operating income	47,474		56,223		(15.6)%
Other income (expense)	153		(2,491)	(3)	(106.1)%
Net income	28,004		32,032	(4)	(12.6)%
Diluted net income per share of common stock	1.05	(5)	1.25		(16.0)%
Adjusted net income(6)	30,321		35,670		(15.0)%
Adjusted diluted net income per share of common stock(6)	1.19		1.39		(14.4)%
Adjusted EBITDA(6)	84,124		92,303		(8.9)%

Statistical Data:
Average number of worksite employees paid per month	130,718		127,517		2.5%
Revenues per worksite employee per month(7)	$1,503		$1,474		2.0%
Gross profit per worksite employee per month	257		257		—
Operating expenses per worksite employee per month	227		220		3.2%
Operating income per worksite employee per month	30		37		(18.9)%
Net income per worksite employee per month	18		21		(14.3)%
____________________________________

(1)
Includes a non-cash impairment charge in the second quarter of 2014 of $2.5 million. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Also includes a non-cash charge in the fourth quarter of 2014 of $1.2 million. Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

(2)
Includes a non-cash impairment charge in the fourth quarter of 2013 of $3.3 million. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(3)	Includes a non-cash impairment charge in the second quarter of 2013 of $2.7 million. Please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information.

(4)
Includes a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012. Please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(5)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in $0.05 earnings per share decrease in 2014.  Please read Note 12, “Net Income Per Share,” for additional information.

(6)
Please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(7)	Gross billings of $9,044 and $8,797 per worksite employee per month, less payroll cost of $7,541 and $7,323 per worksite employee per month, respectively.

Revenues

Our revenues in 2014, which represent gross billings net of worksite employee payroll cost, increased 4.5% compared to 2013, due to a 2.0%, or $29, increase in revenues per worksite employee per month and a 2.5% increase in the average number of worksite employees paid per month.  The 2.0% increase in revenues per worksite employee per month was primarily due to increases in the benefits and payroll tax pricing to offset increases in these direct costs.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States.  By region, our PEO HR Outsourcing solutions revenue change from 2013 and distribution for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,			Year ended December 31,
	2014	2013	% Change	2014	2013
	(in thousands)			(% of total revenue)
Northeast	$601,526	$577,280	4.2%	26.0%	26.0%
Southeast	225,709	212,664	6.1%	9.7%	9.6%
Central	334,669	329,110	1.7%	14.5%	14.8%
Southwest	632,356	613,175	3.1%	27.3%	27.6%
West	521,139	488,047	6.8%	22.5%	22.0%
	2,315,399	2,220,276	4.3%	100.0%	100.0%
Other revenue(1)	42,389	35,836	18.3%
Total revenue	$2,357,788	$2,256,112	4.5%
____________________________________

(1)     Comprised primarily of revenues generated by our SBUs

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Year ended December 31,
	2014	2013
Texas	25.3%	25.6%
California	17.8%	17.5%
New York	9.7%	9.5%
Other	47.2%	47.4%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During 2014, new client sales and the net change in existing clients improved, while client retention was consistent with 2013.  As a result, our year-over-year growth in average worksite employees paid per month during 2014 was 2.5% compared to 1.5% during 2013.

Gross Profit

Gross profit was $403.8 million in 2014, a 2.7% increase over 2013.  The average gross profit per worksite employee per month was $257 in both 2014 and 2013.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee per month by increasing revenue per worksite employee to match or exceed changes in primary direct costs. Included in gross profit in 2014 is a $17 per worksite employee per month contribution from our SBUs compared to $14 per worksite employee per month in the 2013 period.

While our revenues per worksite employee per month increased 2.0% to $1,503 in 2014 versus 2013, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.4% to $1,246 per worksite employee per month.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $12 per worksite employee per month, or 2.4%, on a per covered employee basis compared to 2013.  The percentage of worksite employees covered under our health insurance plan was 71.7% in 2014 and 72.1% in 2013.  Please read “—Critical Accounting Policies and Estimates – Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 25.2%, or $8 per worksite employee per month, compared to 2013.  As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.67% in 2014 from 0.55% in 2013.  During 2014, we recorded reductions in workers’ compensation costs of $2.9 million, or 0.03% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $9.3 million, or 0.09% of non-bonus payroll costs in 2013.  The 2014 period costs include the impact of a 1.0% discount rate used to accrue workers’ compensation loss claims, compared to a 0.8% discount rate used in the 2013 period.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 4.0%, or $7 per worksite employee per month, compared to 2013, due primarily to a 5.6% increase in total payroll cost in 2014 offset by lower state unemployment tax rates.  Payroll taxes as a percentage of payroll cost decreased to 6.93% in 2014 compared to 7.04% in 2013.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$200,118	$181,444	10.3%	$127	$119	6.7%
Stock–based compensation	11,053	11,103	(0.5)%	7	7	—
Commissions	15,285	14,581	4.8%	10	9	11.1%
Advertising	22,183	23,795	(6.8)%	14	16	(12.5)%
General and administrative expenses	82,618	81,699	1.1%	53	53	—
Impairment charges	3,687	3,342	10.3%	2	2	—
Depreciation and amortization	21,387	21,064	1.5%	14	14	—
Total operating expenses	$356,331	$337,028	5.7%	$227	$220	3.2%
____________________________________

Operating expenses were $356.3 million in 2014, a 5.7% increase over 2013. We recorded $3.7 million of impairment charges in 2014 and a $3.3 million impairment charge 2013. Please read Note 1 “Accounting Policies” and Note 5 “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for additional information. Operating expenses per worksite employee per month increased to $227 in 2014 from $220 in 2013. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 10.3%, or $8 per worksite employee per month, compared to 2013, primarily due to a 2.5% rise in headcount and increased incentive compensation. Our incentive compensation expense accounted for approximately one half of the 10% year over year increase. The increase in incentive compensation expense during 2014 was the result of achieving our corporate incentive goals during the year; whereas our corporate incentive goals were not achieved during 2013.

•
Stock-based compensation decreased 0.5%, but remained flat on a per worksite employee per month basis, compared to 2013. The stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors. Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

•	Commissions expense increased 4.8%, or $1 per worksite employee per month, compared to 2013.

•	Advertising costs decreased 6.8%, or $2 per worksite employee per month, compared to 2013, primarily due to decreased spending on radio, print media and television advertising.

•
General and administrative expenses increased 1.1%, but remained flat on a per worksite employee per month basis, compared to 2013. The increase was primarily due to professional services costs related to our investment in Human Capital Management technology, offset by decreases in travel and training.

•	Depreciation and amortization expense increased 1.5%, but remained flat on a per worksite employee per month basis compared to 2013.

Other Income (Expense)

Other income was $0.2 million in 2014 compared to other expense of $2.5 million in 2013. Included in 2013 is a $2.7 million non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information.

Income Tax Expense

During 2014 we incurred federal and state income tax expense of $19.6 million on pre-tax income of $47.6 million.  Our provision for income taxes differed from the US statutory rate of 35% primarily due to state income taxes and non-deductible expenses. Our effective income tax rate was 41.2% in 2014 compared to 40.4% in 2013.

Net Income

Net income for 2014 was $28.0 million, or $1.05 per diluted share, compared to $32.0 million, or $1.25 per diluted share in 2013.  On a per worksite employee per month basis, net income was $18 in 2014 compared to $21 in 2013. Diluted earnings per share in 2014 includes a $0.05 earnings per share decrease related to the accounting treatment under the two-class method of dividends exceeding net income.  Please read Note 12, “Net Income Per Share,” for additional information.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2013		2012		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $13.462 billion and $12.992 billion, less worksite employee payroll cost of $11.206 billion and $10.833 billion, respectively)	$2,256,112		$2,158,824		4.5%
Gross profit	393,251		382,221		2.9%
Operating expenses(1)	337,028		314,727		7.1%
Operating income	56,223		67,494		(16.7)%
Other income (expense)	(2,491)	(2)	796		(412.9)%
Net income	32,032	(3)	40,402		(20.7)%
Diluted net income per share of common stock	1.25		1.56	(4)	(19.9)%
Adjusted net income(5)	35,670		42,862		(16.8)%
Adjusted diluted net income per share of common stock(5)	1.39		1.67		(16.8)%
Adjusted EBITDA(5)	92,303		100,899		(8.5)%

Statistical Data:
Average number of worksite employees paid per month	127,517		125,650		1.5%
Revenues per worksite employee per month(6)	$1,474		$1,432		2.9%
Gross profit per worksite employee per month	257		253		1.6%
Operating expenses per worksite employee per month	220		208		5.8%
Operating income per worksite employee per month	37		45		(17.8)%
Net income per worksite employee per month	21		27		(22.2)%
____________________________________

(1)
Includes non-cash impairment charges of $3.3 million and $4.2 million in the fourth quarters of 2013 and 2012, respectively. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(2)	Includes a non-cash impairment charge in the second quarter of 2013 of $2.7 million. Please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information.

(3)
Includes a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012. Please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(4)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.01 earnings per share decrease in 2012. Please read Note 12, “Net Income Per Share,” for additional information.

(5)	Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Non-GAAP Financial Measures” for additional information.

(6)	Gross billings of $8,797 and $8,617 per worksite employee per month, less payroll cost of $7,323 and $7,185 per worksite employee per month, respectively.

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

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from 2012 and distribution for the years ended December 31, 2013 and 2012 were as follows:

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
____________________________________

(1)    Comprised primarily of revenues generated by our SBUs

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Year ended December 31,
	2013	2012
Texas	25.6%	26.0%
California	17.5%	17.0%
New York	9.5%	9.0%
Other	47.4%	48.0%
Total	100.0%	100.0%

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

Gross Profit

Gross profit was $393.3 million in 2013, a 2.9% increase over 2012.  The average gross profit per worksite employee per month increased 1.6% to $257 in 2013 versus $253 in 2012.  Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Included in gross profit in 2013 is a $14 per worksite employee per month contribution from our Strategic Businesses compared to $11 per worksite employee per month in the 2012 period.

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

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$181,444	$168,807	7.5%	$119	$112	6.3%
Stock–based compensation	11,103	9,814	13.1%	7	7	—
Commissions	14,581	14,515	0.5%	9	10	(10.0)%
Advertising	23,795	21,586	10.2%	16	14	14.3%
General and administrative expenses	81,699	77,564	5.3%	53	50	6.0%
Impairment charges	3,342	4,191	(20.3)%	2	3	(33.3)%
Depreciation and amortization	21,064	18,250	15.4%	14	12	16.7%
Total operating expenses	$337,028	$314,727	7.1%	$220	$208	5.8%

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

•	Commissions expense increased 0.5%, but decreased $1 on a per worksite employee per month basis, compared to 2012.

•	Advertising costs increased 10.2%, or $2 per worksite employee per month compared to 2012, primarily due to increased spending on health care reform-related advertising and business promotions.

•
General and administrative expenses increased 5.3%, or $3 per worksite employee per month, primarily due to increased travel, training, utilities, and repairs and maintenance, partially offset by reductions in professional services.

•
Depreciation and amortization expense increased 15.4%, or $2 per worksite employee per month compared to 2012, primarily due to investments in our technology infrastructure and amortization associated with our Strategic Business investments.

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

Net Income

Net income for 2013 was $32.0 million, or $1.25 per diluted share, compared to $40.4 million, or $1.56 per diluted share in 2012.  On a per worksite employee per month basis, net income was $21 in 2013 compared to $27 in 2012. Diluted earnings per share in 2012 includes a $0.01 earnings per share decrease related to the accounting treatment under the two-class method of dividends exceeding net income.  Please read Note 12, “Net Income Per Share,” for additional information.

Non-GAAP Financial Measures

Non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies. Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Investors are encouraged to review the reconciliation of the non-GAAP financial measures used to their most directly comparable GAAP financial measures as provided in the tables below.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per worksite employee)
Payroll cost (GAAP)	$11,829,133	$11,205,652	$10,832,966
Less: bonus payroll cost	1,509,010	1,274,575	1,326,442
Non-bonus payroll cost	$10,320,123	$9,931,077	$9,506,524

Payroll cost per worksite employee (GAAP)	$7,541	$7,323	$7,185
Less: Bonus payroll cost per worksite employee	962	833	880
Non-bonus payroll cost per worksite employee	$6,579	$6,490	$6,305

EBITDA represents net income computed in accordance with GAAP, plus interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA plus non-cash impairments and stock-based compensation. Our management believes EBITDA and adjusted EBITDA are often useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Year-ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income (GAAP)	$28,004	$32,032	$40,402	$30,470	$22,440
Income tax expense	19,623	21,700	27,888	20,305	15,581
Interest expense	370	383	354	108	—
Depreciation and amortization	21,387	21,064	18,250	15,218	14,907
EBITDA	69,384	75,179	86,894	66,101	52,928
Impairment charges	3,687	6,021	4,191	—	—
Stock-based compensation	11,053	11,103	9,814	8,601	8,126
Non-operational items	—	—	—	7,496	—
Adjusted EBITDA	$84,124	$92,303	$100,899	$82,198	$61,054

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of: i) a $2.5 million impairment charge associated with the Employment Screening reporting unit in 2014; ii) a $1.2 million non-cash charge related to a revision to our office consolidation plans in 2014; iii) a $3.3 million impairment charge associated with the Expense Management reporting unit in 2013; iv) a $2.7 million impairment charge related to The Receivables Exchange in 2013; v) a $2.0 million tax credit relating to tax years 2009 - 2012 and recorded in 2013; vi) a $4.2 million impairment charge associated with the Performance Management reporting unit in 2012; and vii) non-operational expenses of $4.4 million related to aircraft exchange and $3.1 million related to the settlement of a dispute with the Employment Development Department of the State of California in 2011. Under the two-class earnings per share method, the undistributed losses resulting from dividends exceeding net income in 2014 and 2012 are not allocated to participating securities. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Year-ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income (GAAP)	$28,004	$32,032	$40,402	$30,470	$22,440
Impairment charges, net of tax	2,317	5,620	2,460	—	—
Non-operational items, net of tax	—	—	—	4,493	—
Tax credit	—	(1,982)	—	—	—
Adjusted net income	$30,321	$35,670	$42,862	$34,963	$22,440

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Year-ended December 31,
	2014	2013	2012	2011	2010

Diluted net income per share of common stock (GAAP)	$1.05	$1.25	$1.56	$1.16	$0.86
Impairment charges, net of tax	0.09	0.22	0.10	—	—
Impact of dividends exceeding earnings	0.05	—	0.01	—	—
Non-operational items, net of tax	—	—	—	0.17	—
Impact of tax credit	—	(0.08)	—	—	—
Adjusted diluted net income per share of common stock	$1.19	$1.39	$1.67	$1.33	$0.86

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions, debt service requirements and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $305.1 million in cash, cash equivalents and marketable securities at December 31, 2014, of which approximately $152.1 million was payable in early January 2015 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $87.9 million were client prepayments that were payable in January 2015.  At December 31, 2014, we had working capital of $73.1 million compared to $128.6 million at December 31, 2013. The reduction in working capital reflects, in part, the special dividend paid in December 2014 of approximately $51 million. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2015.  We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a revolving credit facility (“credit facility”) with a syndicate of financial institutions.  In February 2015, the credit facility was increased from $100 million to $125 million and the expiration date was extended from September 2015 to February 2020. Please read Item 9B – Other Information and Note 8 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information. The credit facility is available for working capital and general corporate purposes, including acquisitions, and was undrawn at December 31, 2014.

Cash Flows from Operating Activities

Our cash flows from operating activities in 2014 were $141.7 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients.  Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the year ended December 31, 2014, the last business day of the reporting period ended on a Wednesday, client prepayments were $87.9 million and accrued worksite employee payroll was $192.4 million.  In the year ended December 31, 2013, which ended on a Tuesday, client prepayments were $24.5 million and accrued worksite employee payroll was $173.8 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $58.3 million in 2014 and $50.0 million in 2013. However, our estimates of workers’ compensation loss costs were $54.0 million and $41.7 million in 2014 and 2013, respectively. During 2014 and 2013, we paid the insurance carrier an additional $7.2 million and $5.0 million, respectively in claim funds for prior policy years, which resulted in a decrease to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United Plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in an $23.5 million surplus, $14.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2014.  The premiums owed to United at December 31, 2014, were $15.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income decreased 12.6% to $28.0 million in 2014 from $32.0 million in 2013.  Please read “Results of Operations – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.”

Cash Flows Used in Investing Activities

Net cash flows used in investing activities were $3.2 million during 2014.  We invested $19.1 million in capital expenditures, primarily due to property and equipment purchases, offset by net proceeds of $15.8 million, from marketable securities.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities were $87.8 million during 2014, primarily due to $20.8 million in share repurchases and $69.5 million in dividends paid, including a special cash dividend of $50.7 million paid in the fourth quarter.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of
December 31, 2014, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating leases	$50,042	$13,364	$20,355	$11,011	$5,312
Purchase obligations(1)	29,397	10,224	12,078	4,402	2,693
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	136,088	58,031	37,368	24,840	15,849
Total contractual cash obligations	$215,527	$81,619	$69,801	$40,253	$23,854
____________________________________

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

Seasonality, Inflation and Quarterly Fluctuations

We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.  In addition, borrowings under our credit facility bear interest at a variable market rate.  As of December 31, 2014, we had not drawn on the credit facility.  Please read Please read Item 9B – Other Information and Note 8 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

The following table presents information about our available-for-sale marketable securities as of December 31, 2014 (dollars in thousands):

	Principal Maturities	Coupon Interest Rate	Effective Yield
2015	$12,895	4.72%	0.19%
2016	13,775	5.18%	0.37%
2017	1,135	5.05%	0.58%
Total	$27,805
Fair Market Value	$28,631

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is contained in a separate section of this Annual Report.  See “Index to Consolidated Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Ernst & Young, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s audit report are included in our 2014 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Recent Development

On February 6, 2015, Insperity, Inc. entered into Amendment No. 3 to that certain Credit Agreement dated as of September 15, 2011 between Insperity, Inc., Amegy Bank National Association, as agent, and the other lenders.  The amendment (a) increases the aggregate principal amount that we may borrow under the credit facility from $100 million to $125 million; (b) increases the aggregate principal amount to which the credit facility may be increased to $175 million;
(c) extends the maturity date to February 2020; and (d) makes certain other modifications.   A copy of the amendment has been filed as an exhibit to this Annual Report on Form 10-K.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    1.    Financial Statements of the Company

The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(a)    2.    Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)    3.    List of Exhibits

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
3.2	Certificate of Ownership and Merger dated March 3, 2011 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2011).
3.3	Amended and Restated Bylaws of Insperity, Inc. dated February 17, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2014).
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Preferred Stock (included as Exhibit A to the Rights Agreement).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
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

10.2†	Form of Incentive Stock Option Agreement (2001 Plan – 3 year vesting) (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.3†	Form of Incentive Stock Option Agreement (2001 Plan – 5 year vesting) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.4†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.5†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.6†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.7†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.8†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.9	Insperity, Inc. Nonqualified Stock Option Plan (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (No. 333-85151)).
10.10
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

10.12†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.13†	Board of Directors Compensation Arrangements (incorporated by reference to the Registrant’s Form 8-K dated February 7, 2005).

10.14	Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.15	Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.16(+)
Amendment to Various Agreements between United Healthcare Insurance Company and Insperity Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.17	Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.18(+)
Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.19(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.20(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.21(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2008, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.22(+)
Letter Agreement, dated September 2, 2014, by and between Insperity Holdings, Inc. and
UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.23(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance
Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.24(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January
1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and
UnitedHealthcare Insurance Company, effective as of January 1, 2013
(incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.25	Exchange Agreement for Corporate Aircraft, dated August 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011).
10.26	Credit Agreement dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2011).
10.27	Amendment No. 1 to the Credit Agreement dated December 7, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2012).
10.28*	Amendment No. 2 to the Credit Agreement dated December 1, 2014.
10.29*	Amendment No. 3 to the Credit Agreement dated February 6, 2015.
21.1*	Subsidiaries of Insperity, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document(1).
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished with this report.
____________________________________

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) the Consolidated Balance Sheets at December 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012; and (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 10, 2015.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 10, 2015:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director
Richard G. Rawson

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Michael W. Brown

*	Director
Jack M. Fields, Jr.

*	Director
Eli Jones

*	Director
Carol R. Kaufman

*	Director
Paul S. Lattanzio

*	Director
Austin P. Young

* By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

INSPERITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited the accompanying Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insperity, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insperity, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 10, 2015

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Insperity, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insperity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2014 of Insperity, Inc. and our report dated February 10, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 10, 2015

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$276,456	$225,755
Restricted cash	44,040	51,928
Marketable securities	28,631	46,340
Accounts receivable, net:
Trade	12,010	7,453
Unbilled	160,154	199,628
Other	2,952	2,928
Prepaid insurance	21,301	10,638
Other current assets	17,649	12,053
Income taxes receivable	—	409
Deferred income taxes	6,316	8,185
Total current assets	569,509	565,317

Property and equipment:
Land	5,214	4,115
Buildings and improvements	70,471	67,939
Computer hardware and software	89,204	85,241
Software development costs	41,314	38,522
Furniture and fixtures	38,604	36,479
Aircraft	35,879	35,879
	280,686	268,175
Accumulated depreciation and amortization	(196,341)	(181,760)
Total property and equipment, net	84,345	86,415

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	113,934	81,878
Goodwill and other intangible assets, net	14,457	18,434
Other assets	1,725	1,816
Total other assets	142,816	114,828
Total assets	$796,670	$766,560

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2014	December 31, 2013
Current liabilities:
Accounts payable	$4,674	$2,678
Payroll taxes and other payroll deductions payable	176,341	165,604
Accrued worksite employee payroll cost	192,396	173,801
Accrued health insurance costs	18,329	5,103
Accrued workers’ compensation costs	45,592	52,930
Accrued corporate payroll and commissions	32,644	21,611
Other accrued liabilities	22,444	14,960
Income tax payable	4,031	—
Total current liabilities	496,451	436,687

Noncurrent liabilities:
Accrued workers’ compensation costs	92,048	68,905
Deferred income taxes	4,075	7,696
Total noncurrent liabilities	96,123	76,601

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,758 at December 31, 2014 and 2013	308	308
Additional paid-in capital	137,769	135,653
Treasury stock, at cost – 5,425 and 5,175 at December 31, 2014 and 2013, respectively	(148,465)	(138,688)
Accumulated other comprehensive income, net of tax	3	29
Retained earnings	214,481	255,970
Total stockholders’ equity	204,096	253,272
Total liabilities and stockholders’ equity	$796,670	$766,560

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenues (gross billings of $14.187 billion, $13.462 billion and $12.992 billion, less worksite employee payroll cost of $11.829 billion, $11.206 billion and $10.833 billion, respectively)	$2,357,788	$2,256,112	$2,158,824
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	1,953,983	1,862,861	1,776,603
Gross profit	403,805	393,251	382,221

Operating expenses:
Salaries, wages and payroll taxes	200,118	181,444	168,807
Stock-based compensation	11,053	11,103	9,814
Commissions	15,285	14,581	14,515
Advertising	22,183	23,795	21,586
General and administrative expenses	82,618	81,699	77,564
Impairment charges	3,687	3,342	4,191
Depreciation and amortization	21,387	21,064	18,250
	356,331	337,028	314,727
Operating income	47,474	56,223	67,494

Other income (expense):
Interest, net	106	158	609
Other, net	47	(2,649)	187

Income before income tax expense	47,627	53,732	68,290

Income tax expense	19,623	21,700	27,888

Net income	$28,004	$32,032	$40,402

Less distributed and undistributed earnings allocated to participating securities	(2,002)	(916)	(1,224)

Net income allocated to common shares	$26,002	$31,116	$39,178

Basic net income per share of common stock	$1.05	$1.25	$1.57

Diluted net income per share of common stock	$1.05	$1.25	$1.56

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2014	2013	2012

Net income	$28,004	$32,032	$40,402

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	(26)	13	(8)

Comprehensive income	$27,978	$32,045	$40,394

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2011	30,839	$309	$135,871	$(134,647)	$24	$243,650	$245,207
Purchase of treasury stock, at cost	—	—	—	(13,773)	—	—	(13,773)
Repurchase of common stock	(81)	(1)	(3,161)	—	—	—	(3,162)
Exercise of stock options	—	—	(1,630)	3,879	—	—	2,249
Income tax benefit from stock-based compensation, net	—	—	1,751	—	—	—	1,751
Stock-based compensation expense	—	—	289	9,525	—	—	9,814
Other	—	—	87	1,066	—	—	1,153
Dividends paid	—	—	—	—	—	(42,728)	(42,728)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(8)	—	(8)
Net income	—	—	—	—	—	40,402	40,402
Balance at December 31, 2012	30,758	$308	$133,207	$(133,950)	$16	$241,324	$240,905
Purchase of treasury stock, at cost	—	—	—	(17,229)	—	—	(17,229)
Exercise of stock options	—	—	(790)	2,238	—	—	1,448
Income tax benefit from stock-based compensation, net	—	—	1,259	—	—	—	1,259
Stock-based compensation expense	—	—	1,798	9,305	—	—	11,103
Other	—	—	179	948	—	—	1,127
Dividends paid	—	—	—	—	—	(17,386)	(17,386)
Unrealized gain on marketable securities, net of tax	—	—	—	—	13	—	13
Net income	—	—	—	—	—	32,032	32,032
Balance at December 31, 2013	30,758	$308	$135,653	$(138,688)	$29	$255,970	$253,272
Purchase of treasury stock, at cost	—	—	—	(20,769)	—	—	(20,769)
Exercise of stock options	—	—	(180)	459	—	—	279
Income tax benefit from stock-based compensation, net	—	—	488	—	—	—	488
Stock-based compensation expense	—	—	1,592	9,461	—	—	11,053
Other	—	—	216	1,072	—	—	1,288
Dividends paid	—	—	—	—	—	(69,493)	(69,493)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(26)	—	(26)
Net income	—	—	—	—	—	28,004	28,004
Balance at December 31, 2014	30,758	$308	$137,769	$(148,465)	$3	$214,481	$204,096

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$28,004	$32,032	$40,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,387	21,064	18,250
Impairment charges	3,687	6,021	4,191
Amortization of marketable securities	1,891	2,119	2,295
Stock-based compensation	11,053	11,103	9,814
Deferred income taxes	(1,733)	(2,288)	(5,743)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	7,888	(4,779)	(2,412)
Accounts receivable	34,893	(19,623)	(19,453)
Prepaid insurance	(10,663)	4,982	5,680
Other current assets	(5,596)	(2,402)	1,837
Other assets	(32,013)	(18,091)	(12,991)
Accounts payable	1,996	(982)	(1,425)
Payroll taxes and other payroll deductions payable	10,737	(12,930)	9,922
Accrued worksite employee payroll expense	18,595	23,731	19,753
Accrued health insurance costs	13,226	(8,839)	4,515
Accrued workers’ compensation costs	15,805	7,815	7,418
Accrued corporate payroll, commissions and other accrued liabilities	18,517	556	2,353
Income taxes payable/receivable	4,039	(4,825)	6,392
Total adjustments	113,709	2,632	50,396
Net cash provided by operating activities	141,713	34,664	90,798
Cash flows from investing activities:
Marketable securities:
Purchases	(69,578)	(54,756)	(30,680)
Proceeds from maturities	28,494	15,201	32,619
Proceeds from dispositions	56,880	8,026	35,891
Investments and acquisitions, net of cash acquired	—	—	(2,410)
Property and equipment:
Purchases	(19,124)	(11,562)	(17,631)
Proceeds from dispositions	122	57	69
Net cash provided by (used in) investing activities	(3,206)	(43,034)	17,858

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Purchase of treasury stock	$(20,769)	$(17,229)	$(13,773)
Repurchase of common stock	—	—	(3,162)
Dividends paid	(69,493)	(17,386)	(42,728)
Proceeds from the exercise of stock options	279	1,448	2,249
Income tax benefit from stock-based compensation	889	1,621	2,316
Other	1,288	1,127	(222)
Net cash used in financing activities	(87,806)	(30,419)	(55,320)

Net increase (decrease) in cash and cash equivalents	50,701	(38,789)	53,336
Cash and cash equivalents at beginning of year	225,755	264,544	211,208
Cash and cash equivalents at end of year	$276,456	$225,755	$264,544

Supplemental disclosures:
Cash paid for income taxes, net	$16,429	$27,191	$24,924

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

1.	Accounting Policies

Description of Business

Insperity, Inc. (“Insperity” or “we”, “our”, and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Since our formation 28 years ago, we have evolved from being solely a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider. We were organized as a corporation in 1986 and have provided PEO services since inception.

Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce Synchronization solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.

In addition to our PEO HR Outsourcing solutions, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial and Expense Management services, Retirement Services and Insurance Services, (collectively “Strategic Businesses,” formerly known as “Adjacent Businesses”), many of which are offered via desktop applications and cloud-based delivery models.  These other products or services are offered separately, as a bundle, or along with PEO HR Outsourcing solutions.

We provide our PEO HR Outsourcing solutions by entering into a co-employment relationship with our clients, under which Insperity and its clients each take responsibility for certain portions of the employer-employee relationship. Insperity and its clients designate each party’s responsibilities through its Client Service Agreement (“CSA”), under which Insperity becomes the employer of the employees who work at the client’s location (“worksite employees”) for most administrative and regulatory purposes.

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

In addition to our assumption of employer status for our worksite employees, our PEO HR Outsourcing solutions also include other human resources functions for our clients to support the effective and efficient use of personnel in their business operations.  To provide these functions, we maintain a significant staff of professionals trained in a wide variety of human resources functions, including employee training, employee recruiting, employee performance management, employee compensation and employer liability management.  These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that we are providing appropriate and timely personnel management services.

Revenue and Direct Cost Recognition

We account for our PEO HR Outsourcing solutions revenues in accordance with Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition, Principal Agent Considerations.  Our PEO HR Outsourcing solutions revenues are primarily derived from our gross billings, which are based on (i) the payroll cost of its worksite employees; and (ii) a markup computed as a percentage of the payroll cost.  The gross billings are invoiced concurrently with each periodic payroll of its worksite employees.  Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite.

Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.  As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

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

We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date.  At December 31, 2014 and 2013, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.  Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments.  We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.

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

Software development costs relate primarily to software coding, system interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.  We recognized $4.1 million, $3.6 million and $2.8 million in amortization of capitalized computer software costs in 2014, 2013 and 2012, respectively.  Unamortized computer software costs were $6.0 million and$7.2 million in 2014 and 2013, respectively.

We account for our software products in accordance with ASC 985-20, Costs of Software to be Sold. This Topic establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment.  ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. Due to a change in office consolidation plans, we recorded a $1.2 million non-cash charge related to office design fees.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets.  The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of December 31, 2014, and is reported as a long-term asset.
As of December 31, 2014, Plan Costs were less than the net premiums paid and owed to United by $23.5 million.  As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $14.5 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets.  The premiums owed to United at December 31, 2014, were $15.0 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (“the ACE Program”) since 2007.  The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether we satisfy our responsibilities.  Under the ACE Program, we bear the economic burden for the first $1 million layer of claims per occurrence, and effective October 1, 2010, we also bear the economic burden for a maximum aggregate amount of $5 million per policy year for claim amounts that exceed the first $1 million. ACE bears the economic burden for all claims in excess of these levels.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2014 and 2013, we reduced accrued workers’ compensation costs by $2.9 million and $9.3 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rates utilized in 2014 and 2013 were 1.0% and 0.8%, respectively) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims:

	Year ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$120,833	$111,685
Accrued claims	55,971	42,900
Present value discount	(1,998)	(1,169)
Paid claims	(38,718)	(32,583)
Ending balance	$136,088	$120,833

Current portion of accrued claims	$44,040	$51,928
Long-term portion of accrued claims	92,048	68,905
	$136,088	$120,833

The current portion of accrued workers’ compensation costs at December 31, 2014 and 2013 includes $1.6 million and $1.0 million, respectively, of workers’ compensation administrative fees.

As of December 31, the undiscounted accrued workers’ compensation costs were $145.8 million in 2014 and $131.2 million in 2013.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2014, we paid the insurance carrier an additional $7.2 million in claim funds for policy years prior to 2014, which increased deposits.  As of December 31, 2014, we had restricted cash of $44.0 million and deposits of $113.9 million.

Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

Stock-Based Compensation

At December 31, 2014, we have two stock-based employee compensation plans under which we may issue awards.  We account for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

Company-Sponsored 401(k) Plans

Under our 401(k) plan for corporate employees (the “Corporate Plan”), we matched 50% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2014, 2013 and 2012. Under our separate
401(k) plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company.  Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested.  During 2014, 2013 and 2012, we made matching contributions to the Corporate and

Worksite Employee Plans of $81.5 million, $74.7 million and $65.9 million, respectively.  Of these contributions, $78.4 million, $71.7 million and $63.3 million were made under the Worksite Employee Plan on behalf of worksite employees.  The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

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

2.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2014	2013
	(in thousands)
Overnight holdings:
Money market funds (cash equivalents)	$271,840	$192,040
Investment holdings:
Money market funds (cash equivalents)	14,125	42,913
Marketable securities	28,631	46,340
	314,596	281,293
Cash held in demand accounts	20,369	23,054
Outstanding checks	(29,878)	(32,252)
Total cash, cash equivalents and marketable securities	$305,087	$272,095

Cash and cash equivalents	$276,456	$225,755
Marketable securities	28,631	46,340
	$305,087	$272,095

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of December 31, 2014 and December 31, 2013, are $152.1 million and $143.0 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $87.9 million and $24.5 million, respectively, in client prepayments.

We account for our financial assets in accordance with ASC 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
		(in thousands)
	December 31, 2014	Level 1	Level 2	Level 3
Money market funds	$285,965	$285,965	$—	$—
Municipal bonds	28,631	—	28,631	—
Total	$314,596	$285,965	$28,631	$—

	Fair Value Measurements
		(in thousands)
	December 31, 2013	Level 1	Level 2	Level 3
Money market funds	$234,953	$234,953	$—	$—
Municipal bonds	46,340	—	46,340	—
Total	$281,293	$234,953	$46,340	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2014
Municipal bonds	$28,626	$16	$(11)	$28,631

December 31, 2013
Municipal bonds	$46,290	$51	$(1)	$46,340

As of December 31, 2014, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$12,728	$12,737
One to five years	15,898	15,894
Total	$28,626	$28,631

3.	Accounts Receivable

Our accounts receivable is primarily composed of trade receivables and unbilled receivables.  Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.2 million and $0.9 million as of December 31, 2014 and 2013, respectively.  We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

We make an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our worksite employees and for the accrued gross billings associated with such wages. These accruals are included in accrued worksite employee payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. We generally require clients to pay invoices for service fees no later than one day prior to the applicable payroll date. As such, we generally do not require collateral. Client prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus we have the legal right of offset for these amounts. Unbilled accounts receivable consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued worksite employee payroll cost	$192,396	$173,801
Unbilled revenues	55,645	50,286
Customer prepayments	(87,887)	(24,459)
Unbilled accounts receivable	$160,154	$199,628

4.	Deposits

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2014, we had $3.7 million in health insurance long-term deposits. Please read Note 1 “Accounting Policies” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2014, we had $113.9 million in workers’ compensation long-term deposits. Please read Note 1 “Accounting Policies” for a discussion of our accounting policies for workers’ compensation costs.

5.	Goodwill and Other Intangible Assets

We perform our annual asset impairment test as of December 31, the end of our calendar year. During the fourth quarters of 2014, 2013 and 2012, we performed step one of the annual impairment test for each of our reporting units. We concluded the estimated fair value of our Expense Management unit in 2013 and our Performance Management unit in 2012, were below their respective carrying values.

Additionally, any time impairment indicators are identified, we perform an interim impairment test. During the second quarter of 2014, impairment indicators were identified in our Employment Screening business, due to changes in management, the reporting unit’s financial results and the loss of certain customers.

The declines in the estimated fair values of Employment Screening, Expense Management and Performance Management resulted primarily from lower projected revenue growth rates and profitability levels. Upon completion of step two of the goodwill impairment tests, we recognized goodwill and other intangible asset impairments of $2.5 million in 2014 related to our Employment Screening business unit, $3.3 million in 2013 related to our Expense Management reporting unit and $4.2 million in 2012 related to our Performance Management reporting unit. The fair values of the reporting units were estimated using a discounted cash flow model. The material assumptions used in the model included the weighted average cost of capital and long-term growth rates.  We consider this a Level 3 fair value measure.

The following table presents the gross carrying amount and accumulated amortization for each class of intangible assets and the gross carrying amount and accumulated impairment for goodwill:

	December 31, 2013	Twelve Months Ended December 31, 2014		December 31, 2014
	Balance	Impairment	Amortization Expense	Balance
	(in thousands)
Gross carrying amount:
Trademarks	$1,230	$(1,010)	$—	$220
Customer relationships	7,784	(1,392)	—	6,392
Aggregate goodwill acquired:
Goodwill	21,156	—	—	21,156
Total	$30,170	$(2,402)	$—	$27,768

Accumulated amortization:
Trademarks	$(680)	$695	$(77)	$(62)
Customer relationships	(4,340)	976	(1,415)	(4,779)
Accumulated impairment:
Goodwill	(6,716)	(1,754)	—	(8,470)
Total	$(11,736)	$(83)	$(1,492)	$(13,311)

Net carrying amount:
Trademarks	$550	$(315)	$(77)	$158
Customer relationships	3,444	(416)	(1,415)	1,613
Goodwill	14,440	(1,754)	—	12,686
Total goodwill and other intangible assets	$18,434	$(2,485)	$(1,492)	$14,457

Our amortization expense related to purchased intangible assets other than goodwill was $1.5 million in 2014, $2.0 million in 2013 and $1.8 million in 2012, and is estimated to be $0.9 million in 2015, $0.5 million in 2016, $0.3 million in 2017, $36,000 in 2018 and $19,000 in 2019.

6.	Other Assets

In 2011, we acquired a minority interest in The Receivables Exchange ("TRE"), an online marketplace for the sale of accounts receivable, for $2.8 million. In the second quarter of 2013, TRE issued similar securities at per share amounts substantially below the per share book value of our investment. Accordingly, we valued the investment based on a similar security market transaction, which is a Level 2 valuation technique. This resulted in a non-cash impairment charge of $2.7 million in 2013, which is included in other income (expense) in our Consolidated Statements of Operations. Due to federal income tax limitations on capital losses, no tax benefit associated with the impairment was recognized.

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

Included in our 2012 Consolidated Statements of Cash Flows are payments related to our 2011 acquisition of HumanConcepts and our 2010 acquisition of Galaxy Technologies, Inc. During 2012, we paid $1.2 million related to the HumanConcepts acquisition and $1.4 million related to Galaxy Technologies, Inc. acquisition, based on the terms of their respective agreements.

8.	Revolving Credit Facility

On September 15, 2011, we entered into a four-year, $100 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). In February 2015, the credit facility was increased from $100 million to $125 million and the expiration date was extended from September 2015 to February 2020. The Facility is available for working capital and general corporate purposes, including acquisitions, and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At December 31, 2014, we had not drawn on the Facility. As of December 31, 2014, we had an outstanding $0.6 million letter of credit issued under the Facility.

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

The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends.  In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio.  In December 2014 and 2012, the Credit Agreement was amended to modify the interest coverage ratio covenant to exclude the impact of special dividends paid of $50.7 million and $25.7 million, respectively.  We were in compliance with all financial covenants under the Credit Agreement at December 31, 2014.

9.	Income Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(9,291)	$(5,084)
Depreciation	(8,083)	(8,937)
Software development costs	(2,252)	(2,739)
Total deferred tax liabilities	(19,626)	(16,760)

Deferred tax assets:
Accrued incentive compensation	7,204	3,909
Net operating loss carryforward	1,556	1,773
Workers’ compensation accruals	6,308	5,568
Accrued rent	1,058	1,008
Stock-based compensation	3,615	3,742
Intangibles	1,575	837
Minority investment impairment	1,003	991
Other	551	412
Total deferred tax assets	22,870	18,240
Valuation allowance	(1,003)	(991)
Total net deferred tax assets	21,867	17,249

Net deferred tax assets	$2,241	$489

Net current deferred tax assets	$6,316	$8,185
Net noncurrent deferred tax liabilities	(4,075)	(7,696)
	$2,241	$489

The components of income tax expense are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current income tax expense:
Federal	$18,034	$20,476	$29,280
State	3,322	3,512	4,351
Total current income tax expense	21,356	23,988	33,631
Deferred income tax (benefit) expense:
Federal	(1,764)	(2,258)	(5,363)
State	31	(30)	(380)
Total deferred income tax benefit	(1,733)	(2,288)	(5,743)
Total income tax expense	$19,623	$21,700	$27,888

As a result of nonqualified stock option exercises, disqualifying dispositions of certain employee incentive stock options and vesting of restricted stock awards, we had a net income tax benefit of $0.5 million in 2014, $1.3 million in 2013 and $1.8 million in 2012.  The excess income tax benefit is reported as a component of additional paid-in capital.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Expected income tax expense at 35%	$16,670	$18,806	$23,901
State income taxes, net of federal benefit	2,204	2,286	2,497
Nondeductible expenses	1,939	1,993	1,663
Section 199 benefits	(592)	(2,531)	—
Expense Management non-cash impairment	—	797	—
Valuation allowance related to TRE impairment	—	938	—
Research and development credit	(455)	(534)	—
Other, net	(143)	(55)	(173)
Reported total income tax expense	$19,623	$21,700	$27,888

We have developed customer facing software that is included as a component of the PEO HR Outsourcing solutions. In addition, several Strategic Business Units (“SBU”) market both software products and cloud based offerings. Prior to 2013, we were not certain that these software offerings met the IRS “Qualified Production Activities Deduction” requirements. As a result, no such tax deduction was taken on the annual tax returns filed with the IRS. However, in 2013, we engaged tax specialists to conduct a study of our various software offerings to assess the qualifications with IRS guidelines. Based on this study, we concluded certain of our software offerings met the IRS requirements, resulting in amendments to previously filed open year tax returns. Accordingly, in 2013 we recognized $2.0 million in tax benefits for the years 2009 to 2012, and $0.5 million in tax benefits for the 2013 tax year.

At December 31, 2014, we have net operating loss carryforwards totaling approximately $4.2 million that expire from 2023 to 2030 related to our acquisition of ExpensAble.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2014, 2013 and 2012, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2011 through 2014 remain open to examination by the Internal Revenue Service of the United States. The tax years 2010 through 2014 remain open to examination by various state tax authorities.

10.	Stockholders’ Equity

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase up to 15,500,000 shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors.  We repurchased 580,804 shares under the Repurchase Program during 2014.  In addition, 112,458 shares were withheld during 2014 to satisfy minimum tax withholding obligations for the vesting of restricted stock awards.  These purchases are not subject to the Repurchase Program.  During 2013, we repurchased 479,903 shares under the Repurchase Program and 116,931 shares were withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards.  As of December 31, 2014, we were authorized to repurchase an additional 768,765 shares under the Repurchase Program.  Shares repurchased under the Repurchase Program and shares withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards are recorded in treasury.

Dividends

The Board declared quarterly dividends in 2014 and 2013 as follows:

	2014		2013
	(amounts per share)
First quarter	$0.17		$0.17
Second quarter	0.19		0.17
Third quarter	0.19		0.17
Fourth quarter	2.19	(1)	0.17
____________________________________

(1)    Includes a $2.00 per share special dividend

During 2014 and 2013, we paid a total of $69.5 million and $17.4 million, respectively in dividends. The dividends paid in 2014 includes a one-time special dividend of $50.7 million.

Preferred Stock

At December 31, 2014, 20 million shares of preferred stock were authorized, of which 600,000 shares were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under our Share Purchase Rights Plan (the “Rights Plan”).  Each issued share of our common stock has one preferred stock purchase right attached to it.  No preferred shares have been issued and the rights are not currently exercisable.  The Rights Plan expires on November 13, 2017.

11.	Incentive Plans

The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries.  The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted.  The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards.  The Board may at any time amend or terminate the Incentive Plans.  However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent.  Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.  At December 31, 2014, 1,299,470 shares of common stock were available for future grants under the 2012 Incentive Plan.  The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives.  The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.

The Insperity Nonqualified Stock Option Plan (the “Nonqualified Plan”) provided for options to purchase shares of Insperity’s common stock that were granted to employees who were not officers.  An aggregate of 3,600,000 shares of common stock of Insperity were authorized to be issued under the Nonqualified Plan.  As of December 31, 2014, there were no outstanding unexercised shares under the Nonqualified Plan, and although there are unissued shares remaining, no new awards may be granted under the Nonqualified Plan.  The Committee may at any time terminate or amend the Nonqualified Plan.

We recognized $11.1 million, $11.1 million and $9.8 million of compensation expense associated with the restricted stock awards in 2014, 2013 and 2012, respectively. We recognized $4.6 million, $4.5 million and $4.0 million of tax benefits associated with stock-based compensation in 2014, 2013 and 2012, respectively.

Stock Option Awards

The following is a summary of stock option award activity for 2014:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - December 31, 2013	61	$24.24
Granted	—	—
Exercised	(18)	15.28
Canceled	—	—
Outstanding - December 31, 2014	43	28.04	5.3	$253
Exercisable - December 31, 2014	43	28.04	5.3	$253

The intrinsic value of options exercised during the year was $0.3 million in 2014, $1.5 million in 2013 and $2.5 million in 2012.

Restricted Stock Awards

Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock.  Such value is recognized as compensation expense over the corresponding vesting period, three to five years for our shares currently outstanding.  The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $10.8 million, $12.3 million and $11.7 million, respectively.  The weighted average grant date fair value of restricted stock awards during the years ended December 31, 2014, 2013 and 2012 was $28.22, $29.25 and $30.47, respectively.  As of December 31, 2014, unrecognized compensation expense associated with the unvested shares outstanding was $12.7 million and is expected to be recognized over a weighted average period of 21 months.

The following is a summary of restricted stock award activity for 2014:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested - December 31, 2013	740	$29.66
Granted	410	28.22
Vested	(382)	29.79
Canceled/Forfeited	(28)	28.45
Non-vested - December 31, 2014	740	28.84

Employee Stock Purchase Plan

Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 37,000, 34,000 and 37,000 shares were issued under the ESPP during fiscal years 2014, 2013 and 2012, respectively.

12.	Net Income Per Share

We utilize the two-class method to compute net income per share.  The two-class method allocates a portion of net income to participating securities, which includes unvested awards of share-based payments with non-forfeitable rights to receive dividends.  Net income allocated to unvested share-based payments is excluded from net income allocated to common shares.  Any undistributed losses resulting from dividends exceeding net income are not allocated to participating securities.  We declared special dividends of $2.00 per share in 2014 and $1.00 per share in 2012. As a result, dividends exceeded earnings in both periods, which resulted in decreased earnings per share of $0.05 per share in 2014 and $0.01 per share in 2012. Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options.

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$28,004	$32,032	$40,402
Less distributed and undistributed earnings allocated to participating securities	(2,002)	(916)	(1,224)
Net income allocated to common shares	$26,002	$31,116	$39,178

Weighted average common shares outstanding	24,708	24,850	25,007
Incremental shares from assumed conversions of common stock options	4	22	60
Adjusted weighted average common shares outstanding	24,712	24,872	25,067

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	4	8	29

13.	Leases

We lease various office facilities, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses.  Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively.  Rental expense relating to all operating leases was $13.4 million, $13.9 million and $13.8 million in 2014, 2013 and 2012, respectively.  At December 31, 2014, future minimum rental payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)
2015	$13,364
2016	11,821
2017	8,534
2018	6,822
2019	4,189
Thereafter	5,312
Total minimum lease payments	$50,042

14.	Commitments and Contingencies

We enter into non-cancelable fixed purchase and service obligations in the ordinary course of business.  These arrangements primarily consist of advertising commitments and service contracts.  At December 31, 2014, future non-cancelable purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2015	$10,224
2016	7,899
2017	4,179
2018	2,628
2019	1,774
Thereafter	2,693
Total obligations	$29,397

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

Federal Unemployment Taxes

Employers in certain states are experiencing higher Federal Unemployment Tax Act (“FUTA”) tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner.  The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan.  States had the option to apply for a waiver before July 1 of the year in which the BCR is applicable. There are currently seven states with outstanding unemployment loans and of those, all but one, Connecticut, have filed and received a BCR waiver. Accordingly, the potential impact of the BCR on our financial statements is not material.

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

The Comptroller’s Office has since changed its view as expressed in the Comptroller’s Ruling and is now asserting that the 2008 Aircraft Purchase and the 2011 Aircraft Purchase are subject to sales and use tax. In May 2012, the Comptroller’s Office issued a notification of examination results regarding the 2008 Aircraft Purchase. It has assessed approximately $0.8 million in taxes but waived any claim for interest and did not assess any penalty. In a separate matter regarding the 2011 Aircraft Purchase, the Comptroller’s Office issued its notification of examination results in December 2013 and assessed approximately $0.9 million in taxes, penalties and interest.

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

15.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30		Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2014
Revenues	$636,999	$564,621		$560,303	$595,865
Gross profit	106,176	95,453		100,817	101,359
Operating income	16,591	3,414	(1)	14,460	13,009	(2)
Net income	9,564	1,891		8,385	8,164
Basic net income per share	0.37	0.07		0.33	0.27	(3)
Diluted net income per share	0.37	0.07		0.33	0.27	(3)

2013
Revenues	$611,836	$547,274		$539,869	$557,133
Gross profit	108,118	97,746		97,409	89,978
Operating income	22,009	10,228		17,112	6,874	(4)
Net income	13,173	3,488	(5)	10,082	5,289	(6)
Basic net income per share	0.51	0.14		0.39	0.21
Diluted net income per share	0.51	0.14		0.39	0.21
____________________________________

(1)	Includes a non-cash impairment charge in the second quarter of 2014 of $2.5 million. Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

(2)	Includes a $1.2 million non-cash charge in the fourth quarter of 2014. Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

(3)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 earnings per share decrease in the fourth quarter of 2014.  Please read Note 12, “Net Income Per Share,” for additional information.

(4)	Includes a non-cash impairment charge in the fourth quarter of 2013 of $3.3 million. Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

(5)	Includes a non-cash impairment charge in the second quarter of 2013 of $2.7 million. Please read Note 6 to the Consolidated Financial Statements, “Other Assets,” for additional information.

(6)	Includes a $2.0 million tax benefit related to tax years 2009 through 2012. Please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.