Form 10-Q
period 2015-03-31
INSPERITY, INC.
filed 2015-05-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.
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

As of April 24, 2015, 25,504,362 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$228,588	$276,456
Restricted cash	45,152	44,040
Marketable securities	28,840	28,631
Accounts receivable, net:
Trade	3,740	12,010
Unbilled	252,931	160,154
Other	3,107	2,952
Prepaid insurance	36,660	21,301
Assets held for sale	13,495	—
Other current assets	21,080	17,649
Deferred income taxes	—	6,316
Total current assets	633,593	569,509

Property and equipment:
Land	5,214	5,214
Buildings and improvements	71,008	70,471
Computer hardware and software	89,367	89,204
Software development costs	41,987	41,314
Furniture, fixtures and other	38,641	38,617
Aircraft	—	35,866
	246,217	280,686
Accumulated depreciation and amortization	(187,102)	(196,341)
Total property and equipment, net	59,115	84,345

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	115,640	113,934
Goodwill and other intangible assets, net	14,232	14,457
Deferred income taxes	3,588	—
Other assets	1,753	1,725
Total other assets	147,913	142,816
Total assets	$840,621	$796,670

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2015	December 31, 2014
	(Unaudited)
Current liabilities:
Accounts payable	$3,061	$4,674
Payroll taxes and other payroll deductions payable	176,667	176,341
Accrued worksite employee payroll cost	223,564	192,396
Accrued health insurance costs	25,589	18,329
Accrued workers’ compensation costs	47,225	45,592
Accrued corporate payroll and commissions	23,068	32,644
Other accrued liabilities	25,347	22,444
Deferred income taxes	6,944	—
Income taxes payable	280	4,031
Total current liabilities	531,745	496,451

Noncurrent liabilities:
Accrued workers’ compensation costs	95,775	92,048
Deferred income taxes	—	4,075
Total noncurrent liabilities	95,775	96,123

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	140,963	137,769
Treasury stock, at cost	(151,599)	(148,465)
Accumulated other comprehensive income, net of tax	5	3
Retained earnings	223,424	214,481
Total stockholders’ equity	213,101	204,096
Total liabilities and stockholders’ equity	$840,621	$796,670

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues (gross billings of $3.940 billion and $3.588 billion, less worksite employee payroll cost of $3.241 billion and $2.951 billion, respectively)	$699,479	$636,999

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	569,619	530,823

Gross profit	129,860	106,176

Operating expenses:
Salaries, wages and payroll taxes	56,748	51,032
Stock-based compensation	2,423	2,400
Commissions	4,304	3,246
Advertising	3,718	4,941
General and administrative expenses	24,055	22,732
Impairment charges and other	9,807	—
Depreciation and amortization	5,285	5,234
	106,340	89,585
Operating income	23,520	16,591

Other income (expense):
Interest, net	7	47
Other, net	—	(26)
Income before income tax expense	23,527	16,612
Income tax expense	9,740	7,048
Net income	$13,787	$9,564

Less distributed and undistributed earnings allocated to participating securities	(355)	(282)

Net income allocated to common shares	$13,432	$9,282

Basic net income per share of common stock	$0.54	$0.37

Diluted net income per share of common stock	$0.54	$0.37

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$13,787	$9,564

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	2	(3)

Comprehensive income	$13,789	$9,561

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2015
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2014	30,758	$308	$137,769	$(148,465)	$3	$214,481	$204,096
Purchase of treasury stock, at cost	—	—	—	(5,719)	—	—	(5,719)
Exercise of stock options	—	—	(3)	377	—	—	374
Income tax benefit from stock-based compensation, net	—	—	2,697	—	—	—	2,697
Stock-based compensation expense	—	—	434	1,989	—	—	2,423
Other	—	—	66	219	—	—	285
Dividends paid	—	—	—	—	—	(4,844)	(4,844)
Unrealized gain on marketable securities, net of tax	—	—	—	—	2	—	2
Net income	—	—	—	—	—	13,787	13,787
Balance at March 31, 2015	30,758	$308	$140,963	$(151,599)	$5	$223,424	$213,101

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$13,787	$9,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,285	5,234
Impairment charges and other	9,807	—
Amortization of marketable securities	316	510
Stock-based compensation	2,423	2,400
Deferred income taxes	5,594	6,387
Changes in operating assets and liabilities:
Restricted cash	(1,112)	(234)
Accounts receivable	(84,662)	(12,390)
Prepaid insurance	(15,359)	(24,155)
Other current assets	(3,432)	(7,175)
Other assets	(1,642)	(2,964)
Accounts payable	(1,613)	(87)
Payroll taxes and other payroll deductions payable	326	(1,619)
Accrued worksite employee payroll expense	31,168	13,510
Accrued health insurance costs	7,260	20,605
Accrued workers’ compensation costs	5,360	2,837
Accrued corporate payroll, commissions and other accrued liabilities	(7,473)	5,340
Income taxes payable/receivable	(3,983)	(8,872)
Total adjustments	(51,737)	(673)
Net cash provided by (used in) operating activities	(37,950)	8,891

Cash flows from investing activities:
Marketable securities:
Purchases	(3,964)	(7,668)
Proceeds from dispositions	824	—
Proceeds from maturities	2,620	6,595
Property and equipment	(2,423)	(2,379)
Net cash used in investing activities	(2,943)	(3,452)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Purchase of treasury stock	$(5,719)	$(13,884)
Dividends paid	(4,844)	(4,351)
Proceeds from the exercise of stock options	374	163
Income tax benefit from stock-based compensation	2,929	78
Other	285	318
Net cash used in financing activities	(6,975)	(17,676)

Net decrease in cash and cash equivalents	(47,868)	(12,237)
Cash and cash equivalents at beginning of period	276,456	225,755
Cash and cash equivalents at end of period	$228,588	$213,518

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our most comprehensive HR service offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce Synchronization solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services.

In addition to our PEO HR Outsourcing solutions, we offer Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial and Expense Management Services, Retirement Services and Insurance Services (collectively “Strategic Businesses” and formerly known as “Adjacent Businesses”), many of which are offered via desktop applications or cloud-based delivery models.  These other products and services are offered separately, in customizable bundles, or along with PEO HR Outsourcing solutions.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2014. Our Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at March 31, 2015 and our Consolidated Statements of Operations and Comprehensive Income for the three month periods ended March 31, 2015 and 2014, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014, and our Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2015, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of March 31, 2015, and is reported as a long-term asset. As of March 31, 2015, Plan Costs were less than the net premiums paid and owed to United by $36.2 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $27.2 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums owed to United at March 31, 2015 were $22.0 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (the “ACE Program”) since 2007. The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether we satisfy our responsibilities. We bear the economic burden for the first $1 million layer of claims per occurrence, as well as a maximum aggregate amount of $5 million per policy year for those claims that exceed $1 million. The insurance carrier bears responsibility for the claims in excess of such amounts.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2015 and 2014 periods was 1.0% in both periods) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table presents the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Beginning balance, January 1,	$136,088	$120,833
Accrued claims	15,958	12,453
Present value discount	(570)	(439)
Paid claims	(10,549)	(9,399)
Ending balance	$140,927	$123,448

Current portion of accrued claims	$45,152	$52,163
Long-term portion of accrued claims	95,775	71,285
	$140,927	$123,448

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at March 31, 2015 includes $2.1 million of workers’ compensation administrative fees.

As of March 31, 2015 and 2014, the undiscounted accrued workers’ compensation costs were $150.6 million and $133.6 million, respectively.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. As of March 31, 2015, we had restricted cash of $45.2 million and deposits of $115.6 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2015	December 31, 2014
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$207,220	$271,840
Investment Holdings
Money market funds (cash equivalents)	13,882	14,125
Marketable securities	28,840	28,631
	249,942	314,596
Cash held in demand accounts	21,417	20,369
Outstanding checks	(13,931)	(29,878)
Total cash, cash equivalents and marketable securities	$257,428	$305,087

Cash and cash equivalents	$228,588	$276,456
Marketable securities	28,840	28,631
Total cash, cash equivalents and marketable securities	$257,428	$305,087

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles.  Included in the cash, cash equivalents and marketable securities at March 31, 2015 and December 31, 2014, are $158.6 million and $152.1 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $22.7 million and $87.9 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	March 31, 2015	Level 1	Level 2	Level 3

Money market funds	$221,102	$221,102	$—	$—
Municipal bonds	28,840	—	28,840	—
Total	$249,942	$221,102	$28,840	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2014	Level 1	Level 2	Level 3

Money market funds	$285,965	$285,965	$—	$—
Municipal bonds	28,631	—	28,631	—
Total	$314,596	$285,965	$28,631	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
March 31, 2015
Municipal bonds	$28,831	$15	$(6)	$28,840

December 31, 2014
Municipal bonds	$28,626	$16	$(11)	$28,631

As of March 31, 2015, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$15,324	$15,332
One to five years	13,507	13,508
Total	$28,831	$28,840

4.	Assets Held for Sale

In the first quarter of 2015, we entered into a plan to sell our two aircraft, and as a result, reclassified the assets from property, plant and equipment to assets held for sale. We also recorded impairment and other charges of $9.8 million, which represents the difference between the carrying value and the fair value and includes a provision for potential settlement of a Texas sales and use tax assessment. The fair value of assets held for sale of $13.5 million was determined based on the estimated selling price less costs incurred to sell and was classified as Level 2 in the fair value hierarchy. As of March 31, 2015, we had current deferred tax liabilities of $3.0 million related to these assets held for sale.

5.	Revolving Credit Facility

We have a $125 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures in February 2020.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At March 31, 2015, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility. As of March 31, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility.

6.	Stockholders' Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2015, no shares were repurchased under the Repurchase Program and 113,050 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of March 31, 2015, we were authorized to repurchase an additional 768,765 shares under the Repurchase Program.

The Board declared quarterly dividends as follows:

	2015	2014
	(amounts per share)

First quarter	$0.19	$0.17

 During the three months ended March 31, 2015 and 2014, we paid dividends totaling $4.8 million and $4.4 million, respectively.

7.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net income	$13,787	$9,564
Less distributed and undistributed earnings allocated to participating securities	(355)	(282)
Net income allocated to common shares	$13,432	$9,282

Weighted average common shares outstanding	24,716	24,823
Incremental shares from assumed conversions of common stock options	8	7
Adjusted weighted average common shares outstanding	24,724	24,830

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	—

8.	Commitments and Contingencies

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

Federal Unemployment Taxes

Employers in certain states are experiencing higher Federal Unemployment Tax Act (“FUTA”) tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner. The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan. States have the option to apply for a waiver before July 1st of the year in which the BCR is applicable. Seven states are at risk for assessment of the BCR in 2015. We expect most states will be notified by the federal government in the third quarter of 2015 if a waiver has been granted in response to the state’s application. Accordingly, the potential additional FUTA tax associated with worksite employees in these seven states was approximately $3.5 million as of March 31, 2015.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

The following table presents certain information related to our results of operations:

	Three Months Ended March 31,
	2015		2014	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $3.940 billion and $3.588 billion, less worksite employee payroll cost of $3.241 billion and $2.951 billion, respectively)	$699,479		$636,999	9.8%
Gross profit	129,860		106,176	22.3%
Operating expenses	106,340	(1)	89,585	18.7%
Operating income	23,520		16,591	41.8%
Other income	7		21	(66.7)%
Net income	13,787		9,564	44.2%
Diluted net income per share of common stock	0.54		0.37	45.9%
Adjusted net income(2)	21,627		10,946	97.6%
Adjusted diluted net income per share of common stock(2)	0.86		0.42	104.8%
Adjusted EBITDA(2)	42,290		24,335	73.8%

Statistical Data:
Average number of worksite employees paid per month	137,959		126,289	9.2%
Revenues per worksite employee per month(3)	$1,690		$1,681	0.5%
Gross profit per worksite employee per month	314		280	12.1%
Operating expenses per worksite employee per month	257		236	8.9%
Operating income per worksite employee per month	57		44	29.5%
Net income per worksite employee per month	33		25	32.0%
 ____________________________________

(1)
Includes non-cash impairment and other charges in the first quarter of 2015 of $9.8 million. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale” to the Consolidated Financial Statements, for additional information.

(2)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $9,521 and $9,469 per worksite employee per month, less payroll cost of $7,831 and $7,788 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2015 increased 9.8% over the 2014 period, primarily due to a 9.2% increase in the average number of worksite employees paid per month and a 0.5%, or $9, increase in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from the first quarter of 2014 and distribution for the quarters ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	% Change	2015	2014
	(in thousands)			(% of total revenue)

Northeast	$184,362	$165,862	11.2%	26.8%	26.4%
Southeast	66,562	60,625	9.8%	9.7%	9.7%
Central	104,617	90,399	15.7%	15.2%	14.4%
Southwest	176,646	169,514	4.2%	25.7%	27.0%
West	156,094	141,156	10.6%	22.6%	22.5%
	688,281	627,556	9.7%	100.0%	100.0%
Other revenue(1)	11,198	9,443	18.6%
Total revenue	$699,479	$636,999	9.8%
_____________________________

(1) Comprised primarily of revenues generated by our Strategic Businesses.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended March 31,
	2015	2014

Texas	24.0%	25.1%
California	18.1%	17.9%
New York	10.1%	10.1%
Other	47.8%	46.9%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first quarter of 2015, we saw improvement in worksite employees paid from new client sales and client retention as compared to the first quarter 2014, while the net change in existing clients declined slightly as compared to the first quarter of 2014.

Gross Profit

Gross profit for the first quarter of 2015 increased 22.3% over the first quarter of 2014 to $129.9 million.  The average gross profit per worksite employee increased 12.1% to $314 per month in the 2015 period from $280 per month in the 2014 period.  Included in gross profit in the 2015 period is a $17 per worksite employee per month contribution from our Strategic Businesses compared to $15 per worksite employee per month in the 2014 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the first quarter of 2015 increased 0.5% per worksite employee per month over the first quarter of 2014. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 1.8% to $1,376 per worksite employee per month in the first quarter of 2015 versus $1,401 in the first quarter of 2014.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $29 per worksite employee per month, or 3.2% on a cost per covered employee basis, compared to the first quarter of 2014. Our benefits costs incurred in the first quarter of 2015 reflect favorable claim trends due to a reduction in both large claims and COBRA participation levels. The percentage of worksite employees covered under our health insurance plans was 71.5% in the 2015 period compared to 72.4% in the 2014 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 22.8%, or $5 per worksite employee per month, compared to the first quarter of 2014, primarily due to higher incurred claim levels.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.71% in the 2015 period compared to 0.65% in the 2014 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 9.1%, but decreased $1 on a per worksite employee per month basis, compared to the first quarter of 2014, primarily due to a 9.8% increase in payroll costs. Payroll taxes as a percentage of payroll cost were 8.8% in both the 2015 and the 2014 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$56,748	$51,032	11.2%	$137	$134	2.2%
Stock-based compensation	2,423	2,400	1.0%	6	6	—
Commissions	4,304	3,246	32.6%	10	9	11.1%
Advertising	3,718	4,941	(24.8)%	9	13	(30.8)%
General and administrative expenses	24,055	22,732	5.8%	58	60	(3.3)%
Impairment charges and other	9,807	—	—	24	—	—
Depreciation and amortization	5,285	5,234	1.0%	13	14	(7.1)%
Total operating expenses	$106,340	$89,585	18.7%	$257	$236	8.9%

Operating expenses increased 18.7% to $106.3 million compared to $89.6 million in the first quarter of 2014.  We recorded $9.8 million of impairment and other charges in the first quarter of 2015. Adjusted operating expenses increased 6.5% to $95.4 million compared to $89.6 million in the first quarter of 2014. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale” and “Non-GAAP Financial Measures” for additional information. Operating expenses per worksite employee per month increased to $257 in the 2015 period from $236 in the 2014 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 11.2%, or $3 per worksite employee per month, compared to the 2014 period.  This increase was primarily due to higher incentive compensation accruals as a result of improved operating results and a 0.9% increase in headcount.

•
Stock-based compensation increased 1.0%, but remained flat on a per worksite employee per month basis compared to the 2014 period.  Stock-based compensation expense represents amortization of restricted stock awards granted to employees.

•
Commissions expense increased 32.6%, or $1 per worksite employee per month, compared to the 2014 period, primarily due to higher commission rates paid to district sales managers and higher commission expenses resulting from increased selling activity.

•	Advertising costs decreased 24.8%, or $4 per worksite employee per month, compared to the 2014 period, primarily due to changes in the timing of radio and television advertising spending.

•
General and administrative expenses increased 5.8%, but decreased $2 on a per worksite employee per month basis, compared to the 2014 period, primarily due to stockholder advisory related legal and consulting fees.

•
Impairment and other charges consist of a $9.8 million charge representing the difference between the carrying value of the aircraft and their fair value, and includes a provision for potential settlement of a Texas sales and use tax assessment. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale” for additional information.

Income Tax Expense

Our effective income tax rate was 41.4% in the 2015 period compared to 42.4% in the 2014 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $57 and $33 in the 2015 period, versus $44 and $25 in the 2014 period.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$3,240,982	$2,950,568	9.8%
Less: Bonus payroll cost	518,503	521,341	(0.5)%
Non-bonus payroll cost	$2,722,479	$2,429,227	12.1%

Payroll cost per worksite employee per month (GAAP)	$7,831	$7,788	0.6%
Less: Bonus payroll cost per worksite employee per month	1,253	1,376	(8.9)%
Non-bonus payroll cost per worksite employee per month	$6,578	$6,412	2.6%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. Insperity management believes adjusted cash, cash equivalents and marketable securities is a useful measure of the company’s available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	March 31, 2015	December 31, 2014
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$257,428	$305,087
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	158,596	152,132
Customer prepayments	22,743	87,887
Adjusted cash, cash equivalents and marketable securities	$76,089	$65,068

Adjusted working capital represents working capital excluding assets held for sale that are classified as current assets and their associated current deferred tax liabilities. Insperity management believes adjusted working capital is a useful measure of the company’s liquidity, as it allows for additional analysis of the company’s liquidity separate from the impact of this item.

Following is a GAAP to non-GAAP reconciliation of working capital and adjusted adjusted working capital:

	March 31, 2015	December 31, 2014
	(in thousands)

Working capital (GAAP)	$101,848	$73,058
Less: Assets held for sale, net of current deferred tax liabilities	10,491	—
Adjusted working capital	$91,357	$73,058

Adjusted operating expenses represent operating expenses excluding the impact of impairment and other charges related to the valuation of aircraft held for sale and stockholder advisory expenses. Insperity management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)

Operating expenses (GAAP)	$106,340	$89,585	18.7%
Less: Impairment charges and other	9,807	—	—
Stockholder advisory expenses	1,148	—	—
Adjusted operating expenses	$95,385	$89,585	6.5%

EBITDA represents net income computed in accordance with GAAP, plus interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA plus non-cash impairment and other charges, non-cash stock-based compensation and stockholder advisory expenses. Our management believes EBITDA and Adjusted EBITDA are often useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)

Net income (GAAP)	$13,787	$9,564	44.2%
Income tax expense	9,740	7,048	38.2%
Interest expense	100	89	12.4%
Depreciation and amortization	5,285	5,234	1.0%
EBITDA	28,912	21,935	31.8%
Impairment charges and other	9,807	—	—
Stock-based compensation	2,423	2,400	1.0%
Stockholder advisory expenses	1,148	—	—
Adjusted EBITDA	$42,290	$24,335	73.8%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash impairment and other charges related to the valuation of aircraft held for sale, expenses related to stockholder advisory expenses and non-cash stock-based compensation. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)

Net income (GAAP)	$13,787	$9,564	44.2%
Impairment charges and other, net of tax	5,747	—	—
Stock-based compensation, net of tax	1,420	1,382	2.7%
Stockholder advisory expenses, net of tax	673	—	—
Adjusted net income	$21,627	$10,946	97.6%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.54	$0.37	45.9%
Impairment charges and other, net of tax	0.23	—	—
Stock-based compensation, net of tax	0.06	0.05	20.0%
Stockholder advisory expenses, net of tax	0.03	—	—
Adjusted diluted net income per share of common stock	$0.86	$0.42	104.8%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $257.4 million in cash, cash equivalents and marketable securities at March 31, 2015, of which approximately $158.6 million was payable in early April 2015 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $22.7 million were customer prepayments that were payable in April 2015.  At March 31, 2015, we had adjusted working capital of $91.4 million compared to $73.1 million at December 31, 2014.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2015.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $125 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions. As of March 31, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in 2015 was $38.0 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended March 31, 2015, the last business day of the reporting period was a Tuesday, client prepayments were $22.7 million and accrued worksite employee payroll was $223.6 million.  In the period ended March 31, 2014, the last business day of the reporting period was a Monday, client prepayments were $14.9 million and accrued worksite employee payroll was $187.3 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $13.4 million in the first three months of 2015 and $12.6 million in the first three months of 2014.  However, our estimate of workers’ compensation loss costs was $15.4 million in the 2015 period and $12.0 million in the 2014 period, respectively.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At March 31, 2015, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $36.2 million surplus, $27.2 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at March 31, 2015, were $22.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Higher funding rates, as determined by United, resulted in a higher additional quarterly premium of $19.5 million at March 31, 2015 as compared to $12.8 million at December 31, 2014.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 44.2% to $13.8 million in the three months ended March 31, 2015, compared to $9.6 million in the three months ended March 31, 2014, due to higher gross profit. Please read “Results of Operations – Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $2.9 million for the three months ended March 31, 2015, primarily due to property and equipment purchases of $2.4 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $7.0 million for the three months ended March 31, 2015, including $5.7 million in stock repurchases and $4.8 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of March 31, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) adverse economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation contracts at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (v) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (vi) the impact of the competitive environment in the PEO industry on our growth and/or profitability; (vii) our liability for worksite employee payroll, payroll taxes and benefits costs; (viii) our liability for disclosure of sensitive or private information; (ix) our ability to integrate or realize expected returns on our acquisitions; (x) failure of our information technology systems; (xi) an adverse final judgment or settlement of claims against Insperity; and (xii) disruptions to our business resulting from the actions of certain stockholders. These factors are discussed in further detail in our 2014 Annual Report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 18, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended March 31, 2015, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(1)

01/01/2015 – 01/31/2015	—	$—	—	768,765
02/01/2015 – 02/28/2015	113,050	50.59	—	768,765
03/01/2015 – 03/31/2015	—	—	—	768,765
Total	113,050	$50.59	—
 ____________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock.  During the three months ended March 31, 2015, no shares were repurchased under the program and 113,050 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of March 31, 2015, we were authorized to repurchase an additional 768,765 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1	*	Amendment No. 3 to the Credit Agreement dated February 6, 2015 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2014).
10.2	*
Agreement, dated as of March 21, 2015, by and among Insperity, Inc. and Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2015).

10.3	*	Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.4	*	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.5	*	Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.6	*	Form of Employee Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________

*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iii) the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (iv) the Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2015; (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: May 1, 2015	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)