Form 10-Q
period 2015-06-30
INSPERITY, INC.
filed 2015-08-03
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.
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
Yes ☐ No ☒

As of July 27, 2015, 24,771,705 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$167,728	$276,456
Restricted cash	48,887	44,040
Marketable securities	21,648	28,631
Accounts receivable, net:
Trade	3,185	12,010
Unbilled	258,940	160,154
Other	3,506	2,952
Prepaid insurance	16,459	21,301
Assets held for sale	12,182	—
Other current assets	15,522	17,649
Deferred income taxes	3,537	6,316
Total current assets	551,594	569,509

Property and equipment:
Land	5,214	5,214
Buildings and improvements	72,315	70,471
Computer hardware and software	89,525	89,204
Software development costs	43,439	41,314
Furniture, fixtures and other	38,704	38,617
Aircraft	—	35,866
	249,197	280,686
Accumulated depreciation and amortization	(191,055)	(196,341)
Total property and equipment, net	58,142	84,345

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	110,877	113,934
Goodwill and other intangible assets, net	14,006	14,457
Deferred income taxes	3,956	—
Other assets	1,773	1,725
Total other assets	143,312	142,816
Total assets	$753,048	$796,670

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2015	December 31, 2014
	(Unaudited)
Current liabilities:
Accounts payable	$2,383	$4,674
Payroll taxes and other payroll deductions payable	122,875	176,341
Accrued worksite employee payroll cost	228,091	192,396
Accrued health insurance costs	6,284	18,329
Accrued workers’ compensation costs	50,841	45,592
Accrued corporate payroll and commissions	25,836	32,644
Other accrued liabilities	24,801	22,444
Income taxes payable	1,652	4,031
Total current liabilities	462,763	496,451

Noncurrent liabilities:
Accrued workers’ compensation costs	98,938	92,048
Deferred income taxes	—	4,075
Total noncurrent liabilities	98,938	96,123

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	142,681	137,769
Treasury stock, at cost	(176,817)	(148,465)
Accumulated other comprehensive income, net of tax	—	3
Retained earnings	225,175	214,481
Total stockholders’ equity	191,347	204,096
Total liabilities and stockholders’ equity	$753,048	$796,670

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues (gross billings of $3.703 billion, $3.281 billion, $7.643 billion and $6.869 billion less worksite employee payroll cost of $3.075 billion, $2.716 billion, $6.316 billion and $5.667 billion, respectively)	$627,838	$564,621	$1,327,317	$1,201,620

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	523,619	469,168	1,093,238	999,991

Gross profit	104,219	95,453	234,079	201,629

Operating expenses:
Salaries, wages and payroll taxes	50,234	47,829	106,982	98,861
Stock-based compensation	4,041	3,245	6,464	5,645
Commissions	4,103	3,717	8,407	6,963
Advertising	7,389	8,356	11,107	13,297
General and administrative expenses	20,332	21,116	44,387	43,848
Impairment charges and other	1,313	2,485	11,120	2,485
Depreciation and amortization	4,590	5,291	9,875	10,525
	92,002	92,039	198,342	181,624
Operating income	12,217	3,414	35,737	20,005

Other income (expense):
Interest, net	(8)	24	(1)	71
Other, net	(32)	12	(32)	(14)
Income before income tax expense	12,177	3,450	35,704	20,062
Income tax expense	4,863	1,559	14,603	8,607
Net income	$7,314	$1,891	$21,101	$11,455

Less distributed and undistributed earnings allocated to participating securities	(179)	(139)	(521)	(333)

Net income allocated to common shares	$7,135	$1,752	$20,580	$11,122

Basic net income per share of common stock	$0.29	$0.07	$0.83	$0.45

Diluted net income per share of common stock	$0.29	$0.07	$0.83	$0.45

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$7,314	$1,891	$21,101	$11,455

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(5)	15	(3)	12

Comprehensive income	$7,309	$1,906	$21,098	$11,467

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2015
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2014	30,758	$308	$137,769	$(148,465)	$3	$214,481	$204,096
Purchase of treasury stock, at cost	—	—	—	(33,468)	—	—	(33,468)
Exercise of stock options	—	—	(3)	377	—	—	374
Income tax benefit from stock-based compensation, net	—	—	2,507	—	—	—	2,507
Stock-based compensation expense	—	—	2,150	4,314	—	—	6,464
Other	—	—	258	425	—	—	683
Dividends paid	—	—	—	—	—	(10,407)	(10,407)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	21,101	21,101
Balance at June 30, 2015	30,758	$308	$142,681	$(176,817)	$—	$225,175	$191,347

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,101	$11,455
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,875	10,525
Impairment charges and other	11,120	2,485
Amortization of marketable securities	629	1,006
Stock-based compensation	6,464	5,645
Deferred income taxes	(5,250)	4,775
Changes in operating assets and liabilities:
Restricted cash	(4,847)	(1,513)
Accounts receivable	(90,515)	(12,886)
Prepaid insurance	4,842	(14,175)
Other current assets	2,127	(1,023)
Other assets	3,136	(8,114)
Accounts payable	(2,291)	(857)
Payroll taxes and other payroll deductions payable	(53,466)	(56,440)
Accrued worksite employee payroll expense	35,695	14,839
Accrued health insurance costs	(12,045)	16,221
Accrued workers’ compensation costs	12,139	5,872
Accrued corporate payroll, commissions and other accrued liabilities	(7,349)	366
Income taxes payable/receivable	(2,844)	(7,557)
Total adjustments	(92,580)	(40,831)
Net cash used in operating activities	(71,479)	(29,376)

Cash flows from investing activities:
Marketable securities:
Purchases	(5,379)	(13,022)
Proceeds from dispositions	6,877	—
Proceeds from maturities	4,851	14,944
Property and equipment	(5,850)	(6,634)
Net cash provided by (used in) investing activities	499	(4,712)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Purchase of treasury stock	$(31,370)	$(14,740)
Dividends paid	(10,407)	(9,203)
Proceeds from the exercise of stock options	374	253
Income tax benefit from stock-based compensation	2,972	234
Other	683	678
Net cash used in financing activities	(37,748)	(22,778)

Net decrease in cash and cash equivalents	(108,728)	(56,866)
Cash and cash equivalents at beginning of period	276,456	225,755
Cash and cash equivalents at end of period	$167,728	$168,889

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2014. Our Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at June 30, 2015 and our Consolidated Statements of Operations and Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014, and our Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2015, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2015 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of June 30, 2015, and is reported as a long-term asset. As of June 30, 2015, Plan Costs were less than the net premiums paid and owed to United by $15.0 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $6.0 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums owed to United at June 30, 2015 were $2.6 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2014, we reduced our workers’ compensation costs by $2.0 million for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2015 and 2014 periods was 1.0% in both periods) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table presents the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Beginning balance, January 1,	$136,088	$120,833
Accrued claims	32,720	25,041
Present value discount	(1,189)	(898)
Paid claims	(19,794)	(18,572)
Ending balance	$147,825	$126,404

Current portion of accrued claims	$48,887	$53,441
Long-term portion of accrued claims	98,938	72,963
	$147,825	$126,404

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at June 30, 2015 includes $2.0 million of workers’ compensation administrative fees.

As of June 30, 2015 and 2014, the undiscounted accrued workers’ compensation costs were $157.4 million and $136.3 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During the first six months of 2015, we received $5.3 million for the return of excess claim funds related to the workers’ compensation program. This resulted in a net decrease to deposits. As of June 30, 2015, we had restricted cash of $48.9 million and deposits - workers’ compensation of $110.9 million.

Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is recorded as accrued workers’ compensation costs and included in long-term liabilities on our Consolidated Balance Sheets.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2015	December 31, 2014
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$130,780	$271,840
Investment Holdings
Money market funds (cash equivalents)	29,174	14,125
Marketable securities	21,648	28,631
	181,602	314,596
Cash held in demand accounts	17,852	20,369
Outstanding checks	(10,078)	(29,878)
Total cash, cash equivalents and marketable securities	$189,376	$305,087

Cash and cash equivalents	$167,728	$276,456
Marketable securities	21,648	28,631
Total cash, cash equivalents and marketable securities	$189,376	$305,087

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles.  Included in the cash, cash equivalents and marketable securities at June 30, 2015 and December 31, 2014, are $106.2 million and $152.1 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $19.4 million and $87.9 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	June 30, 2015	Level 1	Level 2	Level 3

Money market funds	$159,954	$159,954	$—	$—
Municipal bonds	21,648	—	21,648	—
Total	$181,602	$159,954	$21,648	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2014	Level 1	Level 2	Level 3

Money market funds	$285,965	$285,965	$—	$—
Municipal bonds	28,631	—	28,631	—
Total	$314,596	$285,965	$28,631	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
June 30, 2015
Municipal bonds	$21,649	$6	$(7)	$21,648

December 31, 2014
Municipal bonds	$28,626	$16	$(11)	$28,631

As of June 30, 2015, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$13,992	$13,996
One to five years	7,657	7,652
Total	$21,649	$21,648

4.	Assets Held for Sale

In the first quarter of 2015, we entered into a plan to sell our two aircraft, and as a result, reclassified the assets from property, plant and equipment to assets held for sale. We also recorded impairment and other charges of $9.8 million, which represents the difference between the carrying value and the estimated fair value and includes a provision for potential settlement of a Texas sales and use tax assessment. We received proceeds, net of selling costs, of $12.2 million for both aircraft in July 2015. As a result, we recorded an additional 1.3 million impairment charge in the second quarter of 2015. As of June 30, 2015, we had current deferred tax liabilities of $2.6 million related to these assets held for sale.

5.	Goodwill and Other Intangible Assets

During the second quarter of 2014, impairment indicators were identified in our Employment Screening business, which is a discrete reporting unit, due to changes in management, the reporting unit’s financial results and the loss of certain customers. As a result, at that time, we performed impairment tests for our Employment Screening business’ long-lived assets and goodwill and concluded that the assets were impaired. The impairments resulted primarily from lower projected revenue growth rates and profitability levels. Accordingly, in the second quarter of 2014, we recognized intangible asset impairments of $0.7 million and, upon completion of step two of the goodwill impairment test, we recognized a goodwill impairment charge of $1.8 million. The fair values of the long-lived assets and reporting unit were estimated using discounted cash flow models, which we believed appropriately estimated the fair values of the long-lived assets and reporting unit. The material assumptions used in the models included the weighted average cost of capital and long-term growth rates.  We considered these to be Level 3 fair value measures.

6.	Revolving Credit Facility

We have a $125 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures in February 2020.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At June 30, 2015, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility. As of June 30, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility.

7.	Stockholders' Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. In May 2015, the Board increased the authorized number of shares to be repurchased under the Repurchase Program by one million.  During the six months ended June 30, 2015, 530,933 shares were repurchased under the Repurchase Program and 114,359 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2015, we were authorized to repurchase an additional 1,237,832 shares under the Repurchase Program.

The Board declared quarterly dividends as follows:

	2015	2014
	(amounts per share)

First quarter	$0.19	$0.17
Second quarter	0.22	0.19

 During the six months ended June 30, 2015 and 2014, we paid dividends totaling $10.4 million and $9.2 million, respectively.

8.	Long-Term Incentive Plan

On March 30, 2015, we adopted the Insperity, Inc. Long-Term Incentive Program (the “LTIP”) under the Insperity, Inc. 2012 Incentive Plan (the “Plan”). The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals.

Also on March 30, 2015, we granted performance units under the LTIP to our named executive officers and certain other officers. The total number of performance units granted based on the expected performance target level was 103,450. Each performance unit represents the right to receive one common share at a future date based on our performance against specified targets. Performance units have a vesting schedule of three years. The fair value of each performance unit is the market price of one common share on the date of grant. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets. As of June 30, 2015, the unrecognized compensation cost was $8.9 million.

9.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net income	$7,314	$1,891	$21,101	$11,455
Less distributed and undistributed earnings allocated to participating securities	(179)	(139)	(521)	(333)
Net income allocated to common shares	$7,135	$1,752	$20,580	$11,122

Weighted average common shares outstanding	24,766	24,770	24,741	24,797
Incremental shares from assumed conversions of common stock options	7	4	8	5
Adjusted weighted average common shares outstanding	24,773	24,774	24,749	24,802

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	—	—	—

10.	Commitments and Contingencies

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

Federal Unemployment Taxes

Employers in certain states are experiencing higher Federal Unemployment Tax Act (“FUTA”) tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner. The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan. States have the option to apply for a waiver before July 1st of the year in which the BCR is applicable. Five states are at risk for assessment of the BCR in 2015. We expect most states will be notified by the federal government in the third quarter of 2015 if a waiver has been granted in response to the state’s application. Accordingly, the potential additional FUTA tax associated with worksite employees in these five states was approximately $3.1 million as of June 30, 2015.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.

The following table presents certain information related to our results of operations:

	Three Months Ended June 30,
	2015		2014		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $3.703 billion and $3.281 billion, less worksite employee payroll cost of $3.075 billion and $2.716 billion, respectively)	$627,838		$564,621		11.2%
Gross profit	104,219		95,453		9.2%
Operating expenses	92,002	(1)	92,039	(2)	—
Operating income	12,217		3,414		257.9%
Other income (expense)	(40)		36		(211.1)%
Net income	7,314		1,891		286.8%
Diluted net income per share of common stock	0.29		0.07		314.3%
Adjusted net income(3)	10,771		5,235		105.7%
Adjusted diluted net income per share of common stock(3)	0.42		0.20		110.0%
Adjusted EBITDA(3)	22,643		14,559		55.5%

Statistical Data:
Average number of worksite employees paid per month	143,131		128,274		11.6%
Revenues per worksite employee per month(4)	$1,462		$1,467		(0.3)%
Gross profit per worksite employee per month	243		248		(2.0)%
Operating expenses per worksite employee per month	215		239		(10.0)%
Operating income per worksite employee per month	28		9		211.1%
Net income per worksite employee per month	17		5		240.0%
 ____________________________________

(1)	Includes non-cash impairment and other charges of $1.3 million, or $0.03 per share. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale,” for additional information.

(2)
Includes a non-cash impairment charge of $2.5 million, or $0.06 per share. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(3)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(4)	Gross billings of $8,623 and $8,526 per worksite employee per month, less payroll cost of $7,161 and $7,059 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2015 increased 11.2% over the 2014 period, primarily due to an 11.6% increase in the average number of worksite employees paid per month, partially offset by a 0.3%, or $5, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from the second quarter of 2014 and distribution for the quarters ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	% Change	2015	2014
	(in thousands)			(% of total revenue)

Northeast	$159,834	$143,436	11.4%	26.0%	25.9%
Southeast	62,984	55,210	14.1%	10.2%	10.0%
Central	94,212	79,618	18.3%	15.3%	14.4%
Southwest	157,586	151,238	4.2%	25.6%	27.3%
West	141,302	124,903	13.1%	22.9%	22.4%
	615,918	554,405	11.1%	100.0%	100.0%
Other revenue(1)	11,920	10,216	16.7%
Total revenue	$627,838	$564,621	11.2%
_____________________________

(1) Comprised primarily of revenues generated by our Strategic Businesses.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended June 30,
	2015	2014

Texas	23.8%	25.2%
California	18.1%	17.7%
New York	9.4%	9.6%
Other	48.7%	47.5%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the second quarter of 2015, we saw improvement in worksite employees paid from each of these sources as compared to the second quarter of 2014.

Gross Profit

Gross profit for the second quarter of 2015 increased 9.2% over the second quarter of 2014 to $104.2 million.  The average gross profit per worksite employee decreased 2.0% to $243 per month in the 2015 period from $248 per month in the 2014 period.  Included in gross profit in the 2015 period is an $18 per worksite employee per month contribution from our Strategic Businesses compared to $17 per worksite employee per month in the 2014 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the second quarter of 2015 decreased 0.3% per worksite employee per month compared to the second quarter of 2014. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, were $1,219 per worksite employee per month in both the second quarters of 2015 and 2014.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $8 per worksite employee per month, but increased 0.4% on a cost per covered employee basis, compared to the second quarter of 2014. Our benefits costs incurred in the second quarter of 2015 reflect favorable claim trends due to a reduction in both large claims and COBRA participation levels. The percentage of worksite employees covered under our health insurance plans was 70.5% in the 2015 period compared to 71.6% in the 2014 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 25.0%, or $5 per worksite employee per month, compared to the second quarter of 2014, primarily due to higher incurred claim levels.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.68% in the 2015 period compared to 0.62% in the 2014 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 12.3%, or $3 per worksite employee per month, compared to the second quarter of 2014, primarily due to a 13.2% increase in payroll costs. Payroll taxes as a percentage of payroll cost were 7.0% in both the 2015 and the 2014 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$50,234	$47,829	5.0%	$117	$124	(5.6)%
Stock-based compensation	4,041	3,245	24.5%	9	8	12.5%
Commissions	4,103	3,717	10.4%	10	10	—
Advertising	7,389	8,356	(11.6)%	17	22	(22.7)%
General and administrative expenses	20,332	21,116	(3.7)%	48	55	(12.7)%
Impairment charges and other	1,313	2,485	(47.2)%	3	6	(50.0)%
Depreciation and amortization	4,590	5,291	(13.2)%	11	14	(21.4)%
Total operating expenses	$92,002	$92,039	—	$215	$239	(10.0)%

Operating expenses were flat compared to the second quarter of 2014.  We recorded $1.3 million of impairment and other charges in the second quarter of 2015. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale,” for additional information. We recorded impairment charges of $2.5 million in our Employment Screening reporting unit in the second quarter of 2014. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Adjusted operating expenses increased 0.8% to $90.3 million compared to $89.6 million in the second quarter of 2014. Please read “Non-GAAP Financial Measures,” for additional information. Operating expenses per worksite employee per month decreased to $215 in the 2015 period from $239 in the 2014 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 5.0%, but decreased $7 on a per worksite employee per month basis, compared to the 2014 period.  This increase was primarily due to higher incentive compensation accruals as a result of improved operating results and a 1.3% increase in headcount.

•
Stock-based compensation increased 24.5%, or $1 per worksite employee per month, compared to the 2014 period.  This increase was primarily due to awards issued under the new Insperity, Inc. Long-Term Incentive Program (the “LTIP”). Please read Note 8 to the Consolidated Financial Statements, “Long-Term Incentive Plan,” for additional information.

•	Commissions expense increased 10.4%, but remained flat on a per worksite employee per month basis, compared to the 2014 period.

•	Advertising costs decreased 11.6%, or $5 per worksite employee per month, compared to the 2014 period, primarily due to reduced spending on radio and television advertising.

•
General and administrative expenses decreased 3.7%, or $7 per worksite employee per month, compared to the 2014 period, primarily due to lower spending on professional fees and travel and training expenses.

•
Impairment and other charges consist of a $1.3 million charge representing the difference between the carrying value of the aircraft and their fair value in the 2015 period. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale” for additional information. In the 2014 period, impairment and other charges consist of a $2.5 million impairment charge related to our Employment Screening business. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

•
Depreciation and amortization expense decreased 13.2%, or $3 per worksite employee per month compared to the 2014 period, primarily due to the reclassification of our two aircraft from property, plant and equipment to assets held for sale and the related depreciation on those assets no longer being recognized. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale,” for additional information.

Income Tax Expense

Our effective income tax rate was 39.9% in the 2015 period compared to 45.2% in the 2014 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charge recorded during the period. The effect of the non-cash impairment charges on the income tax rate for the 2014 period was 3.5%.

Operating and Net Income

Operating and net income per worksite employee per month was $28 and $17 in the 2015 period, versus $9 and $5 in the 2014 period.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.

The following table presents certain information related to our results of operations:

	Six Months Ended June 30,
	2015		2014		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $7.643 billion and $6.869 billion, less worksite employee payroll cost of $6.316 billion and $5.667 billion, respectively)	$1,327,317		$1,201,620		10.5%
Gross profit	234,079		201,629		16.1%
Operating expenses	198,342	(1)	181,624	(2)	9.2%
Operating income	35,737		20,005		78.6%
Other income (expense)	(33)		57		(157.9)%
Net income	21,101		11,455		84.2%
Diluted net income per share of common stock	0.83		0.45		84.4%
Adjusted net income(3)	32,407		16,244		99.5%
Adjusted diluted net income per share of common stock(3)	1.28		0.64		100.0%
Adjusted EBITDA(3)	64,933		38,894		66.9%

Statistical Data:
Average number of worksite employees paid per month	140,545		127,281		10.4%
Revenues per worksite employee per month(4)	$1,574		$1,573		0.1%
Gross profit per worksite employee per month	278		264		5.3%
Operating expenses per worksite employee per month	236		238		(0.8)%
Operating income per worksite employee per month	42		26		61.5%
Net income per worksite employee per month	25		15		66.7%
 ____________________________________

(1)	Includes non-cash impairment and other charges of $11.1 million, or $0.26 per share. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale,” for additional information.

(2)
Includes a non-cash impairment charge of $2.5 million, or $0.06 per share. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(3)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(4)	Gross billings of $9,064 and $8,994 per worksite employee per month, less payroll cost of $7,490 and $7,421 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2015 increased 10.5% over the 2014 period, primarily due to a 10.4% increase in the average number of worksite employees paid per month and a 0.1%, or $1, increase in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from the first six months of 2014 and distribution for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014
	(in thousands)			(% of total revenue)

Northeast	$344,196	$309,298	11.3%	26.4%	26.2%
Southeast	129,546	115,835	11.8%	9.9%	9.8%
Central	198,829	170,016	16.9%	15.2%	14.4%
Southwest	334,233	320,752	4.2%	25.6%	27.1%
West	297,396	266,059	11.8%	22.9%	22.5%
	1,304,200	1,181,960	10.3%	100.0%	100.0%
Other revenue(1)	23,117	19,660	17.6%
Total revenue	$1,327,317	$1,201,620	10.5%
______________________________

(1) Comprised primarily of revenues generated by our Strategic Businesses.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Six Months Ended June 30,
	2015	2014

Texas	23.9%	25.1%
California	18.1%	17.8%
New York	9.8%	9.9%
Other	48.2%	47.2%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first six months of 2015, we saw improvement in worksite employees paid from new client sales and client retention, while the net change in existing clients remained consistent with the first six months of 2014.

Gross Profit

Gross profit for the first six months of 2015 increased 16.1% compared to the first six months of 2014 to $234.1 million.  The average gross profit per worksite employee increased 5.3% to $278 per month in the 2015 period from $264 per month in the 2014 period.  Included in gross profit in 2015 is a $17 per worksite employee per month contribution from our Strategic Businesses compared to $16 per worksite employee per month in the 2014 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by increasing revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the first six months of 2015 increased 0.1% per worksite employee per month as compared to the first six months of 2014. However, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 1.0% to $1,296 per worksite employee per month compared to $1,309 in the first six months of 2014.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $18 per worksite employee per month, or 1.3% on a cost per covered employee basis, compared to the first six months of 2014.  Our benefits costs incurred in the first six months of 2015 reflect favorable claim trends due to a reduction in both large claims and COBRA participation levels. The percentage of worksite employees covered under our health insurance plans was

71.0% in the 2015 period compared to 72.0% in the 2014 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 23.9%, or $5 per worksite employee per month, compared to the first six months of 2014, primarily due to higher incurred claim levels.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.70% in the 2015 period compared to 0.63% in the 2014 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 10.5%, but remained flat on a per worksite employee per month basis, compared to the first six months of 2014, primarily due to an 11.4% increase in payroll costs, partially offset by lower unemployment tax rates. Payroll taxes as a percentage of payroll cost were 7.9% in the 2015 period and 8.0% in the 2014 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$106,982	$98,861	8.2%	$127	$129	(1.6)%
Stock-based compensation	6,464	5,645	14.5%	8	7	14.3%
Commissions	8,407	6,963	20.7%	10	9	11.1%
Advertising	11,107	13,297	(16.5)%	13	18	(27.8)%
General and administrative expenses	44,387	43,848	1.2%	53	58	(8.6)%
Impairment charges and other	11,120	2,485	347.5%	13	3	333.3%
Depreciation and amortization	9,875	10,525	(6.2)%	12	14	(14.3)%
Total operating expenses	$198,342	$181,624	9.2%	$236	$238	(0.8)%

Operating expenses increased 9.2% to $198.3 million compared to $181.6 million in the first six months of 2014.  We recorded $11.1 million of impairment and other charges in the first six months of 2015. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale,” for additional information. We recorded impairment charges of $2.5 million in our Employment Screening reporting unit in the first six months of 2014. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Adjusted operating expenses increased 3.6% to $185.7 million from to $179.1 million in the first six months of 2014. Please read “Non-GAAP Financial Measures,” for additional information. Operating expenses per worksite employee per month decreased to $236 in the 2015 period from $238 in the 2014 period.  The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 8.2%, but decreased $2 on a per worksite employee per month basis, compared to the 2014 period.  This increase was primarily due to higher incentive compensation accruals as a result of improved operating results and a 1.1% rise in headcount.

•
Stock-based compensation increased 14.5%, or $1 per worksite employee per month, compared to the 2014 period.  This increase was primarily due to awards issued under the new LTIP. Please read Note 8 to the Consolidated Financial Statements, “Long-Term Incentive Plan,” for additional information.

•	Commissions expense increased 20.7%, or $1 per worksite employee per month, compared to the 2014 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs decreased 16.5%, or $5 per worksite employee per month, compared to the 2014 period, primarily due to reduced spending on radio and television advertising.

•
General and administrative expenses, which includes $1.5 million in stockholder advisory expenses in the 2015 period, increased 1.2%, but decreased $5 per worksite employee per month compared to the 2014 period.

•
Impairment and other charges consist of an $11.1 million charge representing the difference between the carrying value of the aircraft and their fair value, and includes a provision for potential settlement of a Texas sales and use tax assessment in the 2015 period. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale” for additional information. In the 2014 period, impairment and other charges consist of a $2.5 million impairment charge related to our Employment Screening business. Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

•
Depreciation and amortization expense decreased 6.2%, or $2 per worksite employee per month compared to the 2014 period, primarily due to the reclassification of our two aircraft from property, plant and equipment to assets held for sale and the related depreciation on those assets no longer being recognized. Please read Note 4 to the Consolidated Financial Statements, “Assets Held for Sale,” for additional information.

Income Tax Expense

Our effective income tax rate was 40.9% in the 2015 period compared to 42.9% in the 2014 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charges recorded during the period. The effect of the non-cash impairment charges on the income tax rate for the 2014 period was 0.7%.

Operating and Net Income

Operating and net income per worksite employee per month was $42 and $25 in the 2015 period, versus $26 and $15 in the 2014 period.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$3,074,892	$2,716,514	13.2%	$6,315,874	$5,667,082	11.4%
Less: Bonus payroll cost	257,367	222,005	15.9%	775,870	743,346	4.4%
Non-bonus payroll cost	$2,817,525	$2,494,509	12.9%	$5,540,004	$4,923,736	12.5%

Payroll cost per worksite employee per month (GAAP)	$7,161	$7,059	1.4%	$7,490	$7,421	0.9%
Less: Bonus payroll cost per worksite employee per month	599	577	3.8%	920	973	(5.4)%
Non-bonus payroll cost per worksite employee per month	$6,562	$6,482	1.2%	$6,570	$6,448	1.9%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. Insperity management believes adjusted cash, cash equivalents and marketable securities is a useful measure of the company’s available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	June 30, 2015	December 31, 2014
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$189,376	$305,087
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	106,169	152,132
Customer prepayments	19,376	87,887
Adjusted cash, cash equivalents and marketable securities	$63,831	$65,068

Adjusted working capital represents working capital excluding assets held for sale that are classified as current assets and their associated current deferred tax liabilities. Insperity management believes adjusted working capital is a useful measure of the company’s liquidity, as it allows for additional analysis of the company’s liquidity separate from the impact of this item.

Following is a GAAP to non-GAAP reconciliation of working capital and adjusted working capital:

	June 30, 2015	December 31, 2014
	(in thousands)

Working capital (GAAP)	$88,831	$73,058
Less: Assets held for sale, net of current deferred tax liabilities	9,533	—
Adjusted working capital	$79,298	$73,058

Adjusted operating expenses represent operating expenses excluding the impact of impairment and other charges related to the valuation of aircraft held for sale and stockholder advisory expenses in 2015 and an impairment charge associated with our Employment Screening reporting unit in 2014. Insperity management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Operating expenses (GAAP)	$92,002	$92,039	—	$198,342	$181,624	9.2%
Less: Impairment charges and other	1,313	2,485	(47.2)%	11,120	2,485	347.5%
Stockholder advisory expenses	398	—	—	1,546	—	—
Adjusted operating expenses	$90,291	$89,554	0.8%	$185,676	$179,139	3.6%

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Net income (GAAP)	$7,314	$1,891	286.8%	$21,101	$11,455	84.2%
Income tax expense	4,863	1,559	211.9%	14,603	8,607	69.7%
Interest expense	124	88	40.9%	224	177	26.6%
Depreciation and amortization	4,590	5,291	(13.2)%	9,875	10,525	(6.2)%
EBITDA	16,891	8,829	91.3%	45,803	30,764	48.9%
Impairment charges and other	1,313	2,485	(47.2)%	11,120	2,485	347.5%
Stock-based compensation	4,041	3,245	24.5%	6,464	5,645	14.5%
Stockholder advisory expenses	398	—	—	1,546	—	—
Adjusted EBITDA	$22,643	$14,559	55.5%	$64,933	$38,894	66.9%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash impairment and other charges related to the valuation of aircraft held for sale in 2015 and an impairment charge associated with our Employment Screening reporting unit in 2014, expenses related to stockholder advisory expenses and non-cash stock-based compensation. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Net income (GAAP)	$7,314	$1,891	286.8%	$21,101	$11,455	84.2%
Impairment charges and other, net of tax	789	1,566	(49.6)%	6,572	1,566	319.7%
Stock-based compensation, net of tax	2,429	1,778	36.6%	3,820	3,223	18.5%
Stockholder advisory expenses, net of tax	239	—	—	914	—	—
Adjusted net income	$10,771	$5,235	105.7%	$32,407	$16,244	99.5%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.29	$0.07	314.3%	$0.83	$0.45	84.4%
Impairment charges and other, net of tax	0.03	0.06	(50.0)%	0.26	0.06	333.3%
Stock-based compensation, net of tax	0.09	0.07	28.6%	0.15	0.13	15.4%
Stockholder advisory expenses, net of tax	0.01	—	—	0.04	—	—
Adjusted diluted net income per share of common stock	$0.42	$0.20	110.0%	$1.28	$0.64	100.0%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $189.4 million in cash, cash equivalents and marketable securities at June 30, 2015, of which approximately $106.2 million was payable in early July 2015 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $19.4 million were customer prepayments that were payable in July 2015.  At June 30, 2015, we had adjusted working capital of $79.3 million compared to $73.1 million at December 31, 2014.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2015.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $125 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions. As of June 30, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in 2015 was $71.5 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended June 30, 2015, the last business day of the reporting period was a Tuesday, client prepayments were $19.4 million and accrued worksite employee payroll was $228.1 million.  In the period ended June 30, 2014, the last business day of the reporting period was a Monday, client prepayments were $13.7 million and accrued worksite employee payroll was $188.6 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $26.7 million in the first six months of 2015 and $28.0 million in the first six months of 2014.  However, our estimate of workers’ compensation loss costs was $31.5 million in the 2015 period and $24.1 million in the 2014 period, respectively. During the first six months of 2015, we received $5.3 million for the return of excess claim funds related to the workers’ compensation program. This resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At June 30, 2015, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $15.0 million surplus, $6.0 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at June 30, 2015, were $2.6 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Funding rates, as determined by United, resulted in a lower additional quarterly premium of $0.1 million at June 30, 2015 as compared to $14.6 million in additional quarterly premium at June 30, 2014.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 84.2% to $21.1 million in the six months ended June 30, 2015, compared to $11.5 million in the six months ended June 30, 2014, due to higher gross profit. Please read “Results of Operations – Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014.”

Cash Flows from Investing Activities

Net cash flows provided by investing activities were $0.5 million for the six months ended June 30, 2015, primarily due to property and equipment purchases of $5.9 million offset by $6.3 million of marketable securities maturities and dispositions, net of purchases.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $37.7 million for the six months ended June 30, 2015, including $31.4 million in stock repurchases and $10.4 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of June 30, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 10 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) adverse economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation insurance at expiration of current contracts; (iv) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (v) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (vi) the impact of the competitive environment in the PEO industry on our growth and/or profitability; (vii) our liability for worksite employee payroll, payroll taxes and benefits costs; (viii) our liability for disclosure of sensitive or private information; (ix) our ability to integrate or realize expected returns on our acquisitions; (x) failure of our information technology systems; (xi) an adverse final judgment or settlement of claims against Insperity; and (xii) disruptions to our business resulting from the actions of certain stockholders. These factors are discussed in further detail in our 2014 Annual Report on Form 10-K under “Factors That May Affect Future Results and the Market Price of Common Stock” on page 18, and elsewhere in this report.  Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended June 30, 2015, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(1)

04/01/2015 – 04/30/2015	586	$52.20	—	768,765
05/01/2015 – 05/31/2015	90,377	52.79	90,048	1,678,717
06/01/2015 – 06/30/2015	441,279	52.00	440,885	1,237,832
Total	532,242	$52.14	530,933
 ____________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock, including an additional one million shares authorized for repurchase in May 2015.  During the three months ended June 30, 2015, 530,933 shares were repurchased under the program and 1,309 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of June 30, 2015, we were authorized to repurchase an additional 1,237,832 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iii) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (iv) the Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2015; (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: August 3, 2015	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)