Form 10-Q
period 2015-09-30
INSPERITY, INC.
filed 2015-11-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.
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
Yes ☐ No ☒

As of October 26, 2015, 24,456,756 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$201,085	$276,456
Restricted cash	43,056	44,040
Marketable securities	9,754	28,631
Accounts receivable, net:
Trade	3,450	12,010
Unbilled	265,197	160,154
Other	4,774	2,952
Prepaid insurance	20,177	21,301
Other current assets	15,279	17,649
Deferred income taxes	5,692	6,316
Total current assets	568,464	569,509

Property and equipment:
Land	5,214	5,214
Buildings and improvements	73,931	70,471
Computer hardware and software	88,325	89,204
Software development costs	44,525	41,314
Furniture, fixtures and other	38,800	38,617
Aircraft	—	35,866
	250,795	280,686
Accumulated depreciation and amortization	(192,772)	(196,341)
Total property and equipment, net	58,023	84,345

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	121,172	113,934
Goodwill and other intangible assets, net	13,780	14,457
Deferred income taxes	4,466	—
Other assets	1,488	1,725
Total other assets	153,606	142,816
Total assets	$780,093	$796,670

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2015	December 31, 2014
	(Unaudited)
Current liabilities:
Accounts payable	$2,613	$4,674
Payroll taxes and other payroll deductions payable	116,257	176,341
Accrued worksite employee payroll cost	251,966	192,396
Accrued health insurance costs	12,661	18,329
Accrued workers’ compensation costs	45,798	45,592
Accrued corporate payroll and commissions	34,654	32,644
Other accrued liabilities	23,139	22,444
Income taxes payable	4,976	4,031
Total current liabilities	492,064	496,451

Noncurrent liabilities:
Accrued workers’ compensation costs	112,088	92,048
Deferred income taxes	—	4,075
Total noncurrent liabilities	112,088	96,123

Commitments and contingencies

Stockholders’ equity:
Common stock	308	308
Additional paid-in capital	143,951	137,769
Treasury stock, at cost	(200,043)	(148,465)
Accumulated other comprehensive income, net of tax	5	3
Retained earnings	231,720	214,481
Total stockholders’ equity	175,941	204,096
Total liabilities and stockholders’ equity	$780,093	$796,670

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues (gross billings of $3.826 billion, $3.362 billion, $11.469 billion and $10.231 billion less worksite employee payroll cost of $3.200 billion, $2.802 billion, $9.515 billion and $8.469 billion, respectively)	$626,286	$560,303	$1,953,603	$1,761,923

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	519,543	459,486	1,612,781	1,459,477

Gross profit	106,743	100,817	340,822	302,446

Operating expenses:
Salaries, wages and payroll taxes	51,329	49,384	158,311	148,245
Stock-based compensation	3,710	2,701	10,174	8,346
Commissions	4,516	3,790	12,923	10,753
Advertising	3,574	4,885	14,681	18,182
General and administrative expenses	19,191	20,295	63,578	64,143
Impairment charges and other	—	—	11,120	2,485
Depreciation and amortization	4,487	5,302	14,362	15,827
	86,807	86,357	285,149	267,981
Operating income	19,936	14,460	55,673	34,465

Other income (expense):
Interest, net	3	9	2	80
Other, net	16	34	(16)	20
Income before income tax expense	19,955	14,503	55,659	34,565
Income tax expense	8,005	6,118	22,608	14,725
Net income	$11,950	$8,385	$33,051	$19,840

Less distributed and undistributed earnings allocated to participating securities	(303)	(243)	(822)	(576)

Net income allocated to common shares	$11,647	$8,142	$32,229	$19,264

Basic net income per share of common stock	$0.48	$0.33	$1.32	$0.78

Diluted net income per share of common stock	$0.48	$0.33	$1.32	$0.78

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$11,950	$8,385	$33,051	$19,840

Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	5	(17)	2	(5)

Comprehensive income	$11,955	$8,368	$33,053	$19,835

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2014	30,758	$308	$137,769	$(148,465)	$3	$214,481	$204,096
Purchase of treasury stock, at cost	—	—	—	(59,293)	—	—	(59,293)
Exercise of stock options	—	—	(3)	377	—	—	374
Income tax benefit from stock-based compensation, net	—	—	2,338	—	—	—	2,338
Stock-based compensation expense	—	—	3,456	6,718	—	—	10,174
Other	—	—	391	620	—	—	1,011
Dividends paid	—	—	—	—	—	(15,812)	(15,812)
Unrealized gain on marketable securities, net of tax	—	—	—	—	2	—	2
Net income	—	—	—	—	—	33,051	33,051
Balance at September 30, 2015	30,758	$308	$143,951	$(200,043)	$5	$231,720	$175,941

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$33,051	$19,840
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,362	15,827
Impairment charges and other	11,120	2,485
Amortization of marketable securities	733	1,474
Stock-based compensation	10,174	8,346
Deferred income taxes	(7,904)	4,299
Changes in operating assets and liabilities:
Restricted cash	984	(5,294)
Accounts receivable	(98,305)	(34,805)
Prepaid insurance	1,124	(19,975)
Other current assets	2,393	(798)
Other assets	(6,827)	(11,761)
Accounts payable	(2,061)	577
Payroll taxes and other payroll deductions payable	(60,084)	(60,578)
Accrued worksite employee payroll expense	59,570	37,227
Accrued health insurance costs	(5,668)	21,248
Accrued workers’ compensation costs	20,246	10,567
Accrued corporate payroll, commissions and other accrued liabilities	1,169	12,911
Income taxes payable/receivable	247	(2,572)
Total adjustments	(58,727)	(20,822)
Net cash used in operating activities	(25,676)	(982)

Cash flows from investing activities:
Marketable securities:
Purchases	(9,219)	(36,468)
Proceeds from dispositions	9,483	10,630
Proceeds from maturities	17,869	24,759
Property and equipment:
Purchases	(10,039)	(11,032)
Proceeds from sale of aircraft	12,159	—
Net cash provided by (used in) investing activities	20,253	(12,111)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Purchase of treasury stock	$(58,557)	$(20,769)
Dividends paid	(15,812)	(14,015)
Proceeds from the exercise of stock options	374	277
Income tax benefit from stock-based compensation	3,036	307
Other	1,011	996
Net cash used in financing activities	(69,948)	(33,204)

Net decrease in cash and cash equivalents	(75,371)	(46,297)
Cash and cash equivalents at beginning of period	276,456	225,755
Cash and cash equivalents at end of period	$201,085	$179,458

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2014. Our Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at September 30, 2015 and our Consolidated Statements of Operations and Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and our Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2015, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of September 30, 2015, and is reported as a long-term asset. As of September 30, 2015, Plan Costs were less than the net premiums paid and owed to United by $17.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $8.8 million balance is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums owed to United at September 30, 2015 were $8.9 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Benefits costs include changes in estimated claims run-off related to prior periods and consisted of a reduction of $0.8 million for the first nine of months of 2015 and an increase of $2.4 million for the first nine months of 2014.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2015 and 2014, we reduced our workers’ compensation costs by $0.5 million and $3.0 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both the 2015 period and the 2014 period was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table presents the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Beginning balance, January 1,	$136,088	$120,833
Accrued claims	49,607	39,130
Present value discount	(1,816)	(1,418)
Paid claims	(28,735)	(28,314)
Ending balance	$155,144	$130,231

Current portion of accrued claims	$43,056	$57,222
Long-term portion of accrued claims	112,088	73,009
	$155,144	$130,231

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at September 30, 2015 includes $2.7 million of workers’ compensation administrative fees.

As of September 30, 2015 and 2014, the undiscounted accrued workers’ compensation costs were $164.7 million and $140.0 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During the first nine months of 2015, we received $5.3 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits. During the first nine months of 2014, we paid the insurance carrier $7.2 million in claim funds for prior policy years, which increased deposits. As of September 30, 2015, we had restricted cash of $43.1 million and deposits - workers’ compensation of $121.2 million.

Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2015	December 31, 2014
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$173,586	$271,840
Investment Holdings
Money market funds (cash equivalents)	21,301	14,125
Marketable securities	9,754	28,631
	204,641	314,596
Cash held in demand accounts	17,748	20,369
Outstanding checks	(11,550)	(29,878)
Total cash, cash equivalents and marketable securities	$210,839	$305,087

Cash and cash equivalents	$201,085	$276,456
Marketable securities	9,754	28,631
Total cash, cash equivalents and marketable securities	$210,839	$305,087

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles.  Included in the cash, cash equivalents and marketable securities at September 30, 2015 and December 31, 2014, are $99.4 million and $152.1 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $40.5 million and $87.9 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	September 30, 2015	Level 1	Level 2	Level 3

Money market funds	$194,887	$194,887	$—	$—
Municipal bonds	9,754	—	9,754	—
Total	$204,641	$194,887	$9,754	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2014	Level 1	Level 2	Level 3

Money market funds	$285,965	$285,965	$—	$—
Municipal bonds	28,631	—	28,631	—
Total	$314,596	$285,965	$28,631	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
September 30, 2015
Municipal bonds	$9,746	$10	$(2)	$9,754

December 31, 2014
Municipal bonds	$28,626	$16	$(11)	$28,631

As of September 30, 2015, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$6,294	$6,297
One to five years	3,452	3,457
Total	$9,746	$9,754

4.	Impairment Charges and Other

In the first quarter of 2015, we entered into a plan to sell our two aircraft, and as a result, we recorded impairment and other charges of $9.8 million, representing the difference between the carrying value and the estimated fair value of the assets as well as a provision for potential settlement of a Texas sales and use tax assessment. In July 2015, we received proceeds, net of selling costs, of $12.2 million for both aircraft. As a result, we recorded an additional $1.3 million impairment charge in the second quarter of 2015.

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

We have a $125 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility matures in February 2020.  The Facility contains both affirmative and negative covenants, which we believe are customary for arrangements of this nature.  At September 30, 2015, we were in compliance with all financial covenants under the Credit Agreement and had not drawn on the Facility. As of September 30, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility.

6.	Stockholders' Equity

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. In May 2015, the Board increased the authorized number of shares to be repurchased under the Repurchase Program by one million.  During the nine months ended September 30, 2015, 1,065,692 shares were repurchased under the Repurchase Program and 114,523 shares not subject to the Repurchase Program were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2015, we were authorized to repurchase an additional 703,073 shares under the Repurchase Program.

The Board declared quarterly dividends as follows:

	2015	2014
	(amounts per share)

First quarter	$0.19	$0.17
Second quarter	0.22	0.19
Third quarter	0.22	0.19

 During the nine months ended September 30, 2015 and 2014, we paid dividends totaling $15.8 million and $14.0 million, respectively.

7.	Long-Term Incentive Plan

On March 30, 2015, we adopted the Insperity, Inc. Long-Term Incentive Program (the “LTIP”) under the Insperity, Inc. 2012 Incentive Plan (the “Plan”). The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals.

Also on March 30, 2015, we granted performance units under the LTIP to our named executive officers and certain other officers. The total number of performance units granted based on the expected performance target level was 103,450. Each performance unit represents the right to receive one common share at a future date based on our performance against specified targets. Performance units have a vesting schedule of three years. The fair value of each performance unit is the market price of one common share on the date of grant. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets. As of September 30, 2015, the unrecognized compensation cost was $8.0 million.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net income	$11,950	$8,385	$33,051	$19,840
Less distributed and undistributed earnings allocated to participating securities	(303)	(243)	(822)	(576)
Net income allocated to common shares	$11,647	$8,142	$32,229	$19,264

Weighted average common shares outstanding	24,030	24,650	24,502	24,747
Incremental shares from assumed conversions of common stock options	6	2	7	5
Adjusted weighted average common shares outstanding	24,036	24,652	24,509	24,752

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	16	—	5

9.	Commitments and Contingencies

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

Federal Unemployment Taxes

Employers in certain states are experiencing higher Federal Unemployment Tax Act (“FUTA”) tax rates as a result of certain states not repaying their unemployment loans from the federal government in a timely manner. The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan. States have the option to apply for a waiver before July 1st of the year in which the BCR is applicable. Four states are at risk for assessment of the BCR in 2015. We expect most states will be notified by the federal government in the fourth quarter of 2015 if a waiver has been granted in response to the state’s application. Accordingly, the potential additional FUTA tax associated with worksite employees in these four states was approximately $3.5 million as of September 30, 2015.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

The following table presents certain information related to our results of operations:

	Three Months Ended September 30,
	2015	2014	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $3.826 billion and $3.362 billion, less worksite employee payroll cost of $3.200 billion and $2.802 billion, respectively)	$626,286	$560,303	11.8%
Gross profit	106,743	100,817	5.9%
Operating expenses	86,807	86,357	0.5%
Operating income	19,936	14,460	37.9%
Other income	19	43	(55.8)%
Net income	11,950	8,385	42.5%
Diluted net income per share of common stock	0.48	0.33	45.5%
Adjusted net income(1)	14,171	9,946	42.5%
Adjusted diluted net income per share of common stock(1)	0.57	0.39	46.2%
Adjusted EBITDA(1)	28,278	22,610	25.1%

Statistical Data:
Average number of worksite employees paid per month	149,086	131,545	13.3%
Revenues per worksite employee per month(2)	$1,400	$1,420	(1.4)%
Gross profit per worksite employee per month	239	255	(6.3)%
Operating expenses per worksite employee per month	194	218	(11.0)%
Operating income per worksite employee per month	45	37	21.6%
Net income per worksite employee per month	27	21	28.6%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $8,555 and $8,519 per worksite employee per month, less payroll cost of $7,155 and $7,099 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2015 increased 11.8% over the 2014 period, primarily due to a 13.3% increase in the average number of worksite employees paid per month, partially offset by a 1.4%, or $20, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from the third quarter of 2014 and distribution for the quarters ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	% Change	2015	2014
	(in thousands)			(% of total revenue)

Northeast	$156,700	$142,376	10.1%	25.5%	25.9%
Southeast	64,420	53,615	20.2%	10.5%	9.8%
Central	95,628	79,448	20.4%	15.6%	14.5%
Southwest	155,581	150,404	3.4%	25.4%	27.4%
West	141,353	123,531	14.4%	23.0%	22.4%
	613,682	549,374	11.7%	100.0%	100.0%
Other revenue(1)	12,604	10,929	15.3%
Total revenue	$626,286	$560,303	11.8%
_____________________________

(1) Comprised primarily of revenues generated by our Strategic Businesses.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended September 30,
	2015	2014

Texas	23.6%	25.3%
California	18.3%	17.8%
New York	9.4%	9.6%
Other	48.7%	47.3%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the third quarter of 2015, we saw improvement in worksite employees paid from each of these sources as compared to the third quarter of 2014.

Gross Profit

Gross profit for the third quarter of 2015 increased 5.9% over the third quarter of 2014 to $106.7 million.  The average gross profit per worksite employee decreased 6.3% to $239 per month in the 2015 period from $255 per month in the 2014 period.  Included in gross profit in both the 2015 and 2014 periods is an $18 per worksite employee per month contribution from our Strategic Businesses.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by maintaining revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues per worksite employee per month during the third quarter of 2015 decreased 1.4% compared to the third quarter of 2014. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.3% to $1,161 per worksite employee per month in the third quarter of 2015 compared to $1,165 in the third quarter of 2014.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $1 per worksite employee per month, but increased 1.9% on a cost per covered employee basis, compared to the third quarter of 2014. Our benefits costs incurred in the third quarter of 2015 reflect favorable claim trends due to reductions in COBRA participation levels. Included in 2014 benefits costs is a reduction of $6.4 million, or $16 per worksite employee per month for changes in estimated claims run-off related to prior periods. The percentage of worksite employees covered under our health insurance plans was 69.7% in the 2015 period compared to 71.2% in the 2014 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 15.5%, or $1 per worksite employee per month, compared to the third quarter of 2014, primarily due to a 13.3% increase in the average number of worksite employees paid per month.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.70% in the 2015 period compared to 0.68% in the 2014 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 12.8%, but decreased $2 on a per worksite employee per month basis, compared to the third quarter of 2014, primarily due to a 14.2% increase in payroll costs, partially offset by lower unemployment tax rates. Payroll taxes as a percentage of payroll cost were 6.3% in both the 2015 and the 2014 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$51,329	$49,384	3.9%	$115	$125	(8.0)%
Stock-based compensation	3,710	2,701	37.4%	8	7	14.3%
Commissions	4,516	3,790	19.2%	10	10	—
Advertising	3,574	4,885	(26.8)%	8	12	(33.3)%
General and administrative expenses	19,191	20,295	(5.4)%	43	51	(15.7)%
Depreciation and amortization	4,487	5,302	(15.4)%	10	13	(23.1)%
Total operating expenses	$86,807	$86,357	0.5%	$194	$218	(11.0)%

Operating expenses increased 0.5% to $86.8 million compared to $86.4 million in the third quarter of 2014. Operating expenses per worksite employee per month decreased to $194 in the 2015 period from $218 in the 2014 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 3.9%, but decreased $10 on a per worksite employee per month basis, compared to the 2014 period.  This increase was primarily due to a 4.1% increase in corporate headcount, primarily due to a 16.5% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased 37.4%, or $1 per worksite employee per month, compared to the 2014 period.  This increase was primarily due to awards issued under the new Insperity, Inc. Long-Term Incentive Program (the “LTIP”). Please read Note 7 to the Consolidated Financial Statements, “Long-Term Incentive Plan,” for additional information.

•
Commissions expense increased 19.2%, but remained flat on a per worksite employee per month basis, compared to the 2014 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs decreased 26.8%, or $4 per worksite employee per month, compared to the 2014 period, primarily due to reduced spending on radio and television advertising.

•
General and administrative expenses decreased 5.4%, or $8 per worksite employee per month, compared to the 2014 period, due in part to lower spending on professional fees and on repair and maintenance costs associated with the two aircraft sold in July 2015. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information

•
Depreciation and amortization expense decreased 15.4%, or $3 per worksite employee per month compared to the 2014 period, primarily due to the July 2015 sale of our two aircraft, which eliminated the depreciation on those assets. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Income Tax Expense

Our effective income tax rate was 40.1% in the 2015 period compared to 42.2% in the 2014 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $45 and $27 in the 2015 period, versus $37 and $21 in the 2014 period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.

The following table presents certain information related to our results of operations:

	Nine Months Ended September 30,
	2015	2014	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $11.469 billion and $10.231 billion, less worksite employee payroll cost of $9.515 billion and $8.469 billion, respectively)	$1,953,603	$1,761,923	10.9%
Gross profit	340,822	302,446	12.7%
Operating expenses(1)	285,149	267,981	6.4%
Operating income	55,673	34,465	61.5%
Other income (expense)	(14)	100	(114.0)%
Net income	33,051	19,840	66.6%
Diluted net income per share of common stock	1.32	0.78	69.2%
Adjusted net income(2)	46,578	26,197	77.8%
Adjusted diluted net income per share of common stock(2)	1.86	1.03	80.6%
Adjusted EBITDA(2)	93,211	61,504	51.6%

Statistical Data:
Average number of worksite employees paid per month	143,392	128,703	11.4%
Revenues per worksite employee per month(3)	$1,514	$1,521	(0.5)%
Gross profit per worksite employee per month	264	261	1.1%
Operating expenses per worksite employee per month	221	231	(4.3)%
Operating income per worksite employee per month	43	30	43.3%
Net income per worksite employee per month	26	17	52.9%
 ____________________________________

(1)
Includes non-cash impairment and other charges of $11.1 million, or $0.26 per share in the 2015 period and $2.5 million, or $0.06 per share in the 2014 period. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(2)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $8,887 and $8,832 per worksite employee per month, less payroll cost of $7,373 and $7,311 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2015 increased 10.9% over the 2014 period, primarily due to an 11.4% increase in the average number of worksite employees paid per month, partially offset by a 0.5%, or $7, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from the first nine months of 2014 and distribution for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014
	(in thousands)			(% of total revenue)

Northeast	$500,899	$451,505	10.9%	26.1%	26.1%
Southeast	193,970	169,472	14.5%	10.1%	9.8%
Central	294,464	249,497	18.0%	15.4%	14.4%
Southwest	489,790	471,218	3.9%	25.5%	27.2%
West	438,758	389,642	12.6%	22.9%	22.5%
	1,917,881	1,731,334	10.8%	100.0%	100.0%
Other revenue(1)	35,722	30,589	16.8%
Total revenue	$1,953,603	$1,761,923	10.9%
______________________________

(1) Comprised primarily of revenues generated by our Strategic Businesses.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Nine Months Ended September 30,
	2015	2014

Texas	23.8%	25.2%
California	18.2%	17.8%
New York	9.7%	9.8%
Other	48.3%	47.2%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first nine months of 2015, we saw improvement in worksite employees paid from each of these sources as compared to the first nine months of 2014.

Gross Profit

Gross profit for the first nine months of 2015 increased 12.7% compared to the first nine months of 2014 to $340.8 million.  The average gross profit per worksite employee increased 1.1% to $264 per month in the 2015 period from $261 per month in the 2014 period.  Included in gross profit in 2015 is a $17 per worksite employee per month contribution from our Strategic Businesses compared to $16 per worksite employee per month in the 2014 period.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by maintaining revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses.  Our revenues during the first nine months of 2015 decreased 0.5% per worksite employee per month compared to the first nine months of 2014. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.8% to $1,250 per worksite employee per month in the first nine months of 2015 compared to $1,260 in the first nine months of 2014.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $12 per worksite employee per month, or 0.2% on a cost per covered employee basis, compared to the first nine months of 2014.  Our benefits costs incurred in the first nine months of 2015 reflect reductions in COBRA participation levels and includes a reduction in estimated claims run-off related to prior periods of $0.8 million, or $1 per worksite employee per month. Benefits costs incurred in the first nine months of 2014 included an increase in estimated claims run-off related to prior periods of $2.4 million, or $2 per worksite employee per month. The percentage of worksite employees covered under our health insurance plans was 70.5% in the 2015 period compared to 71.7% in the 2014 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 20.9%, or $4 per worksite employee per month, compared to the first nine months of 2014, primarily due to higher incurred claim levels and an 11.4% increase in the average number of worksite employees paid per month.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.70% in the 2015 period compared to 0.65% in the 2014 period.  Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 11.1%, but decreased $1 per worksite employee per month, compared to the first nine months of 2014, primarily due to a 12.4% increase in payroll costs, partially offset by lower unemployment tax rates. Payroll taxes as a percentage of payroll cost were 7.3% in the 2015 period and 7.4% in the 2014 period.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$158,311	$148,245	6.8%	$123	$128	(3.9)%
Stock-based compensation	10,174	8,346	21.9%	8	7	14.3%
Commissions	12,923	10,753	20.2%	10	9	11.1%
Advertising	14,681	18,182	(19.3)%	11	16	(31.3)%
General and administrative expenses	63,578	64,143	(0.9)%	49	55	(10.9)%
Impairment charges and other	11,120	2,485	347.5%	9	2	350.0%
Depreciation and amortization	14,362	15,827	(9.3)%	11	14	(21.4)%
Total operating expenses	$285,149	$267,981	6.4%	$221	$231	(4.3)%

Operating expenses increased 6.4% to $285.1 million compared to $268.0 million in the first nine months of 2014.  We recorded impairment and other charges of $11.1 million and $2.5 million during first nine months of 2015 and 2014, respectively. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information. Adjusted operating expenses increased 2.6% to $272.5 million from $265.5 million in the first nine months of 2014. Please read “Non-GAAP Financial Measures,” for additional information. Operating expenses per worksite employee per month decreased to $221 in the 2015 period from $231 in the 2014 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 6.8%, but decreased $5 on a per worksite employee per month basis, compared to the 2014 period. This increase was primarily due to higher incentive compensation accruals as a result of improved operating results and a 2.1% rise in corporate headcount, primarily due to an 11.2% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased 21.9%, or $1 per worksite employee per month, compared to the 2014 period.  This increase was primarily due to awards issued under the new LTIP. Please read Note 7 to the Consolidated Financial Statements, “Long-Term Incentive Plan,” for additional information.

•	Commissions expense increased 20.2%, or $1 per worksite employee per month, compared to the 2014 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs decreased 19.3%, or $5 per worksite employee per month, compared to the 2014 period, primarily due to reduced spending on radio and television advertising and sponsorships.

•
General and administrative expenses, which includes $1.5 million in stockholder advisory expenses in the 2015 period, decreased 0.9%, or $6 per worksite employee per month compared to the 2014 period. This decrease was due in part to lower consulting and professional fees.

•
Depreciation and amortization expense decreased 9.3%, or $3 per worksite employee per month compared to the 2014 period, primarily due to the July 2015 sale of our two aircraft, which eliminated the depreciation on those assets. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Income Tax Expense

Our effective income tax rate was 40.6% in the 2015 period compared to 42.6% in the 2014 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charges recorded during the period.

Operating and Net Income

Operating and net income per worksite employee per month was $43 and $26 in the 2015 period, versus $30 and $17 in the 2014 period.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$3,199,788	$2,801,722	14.2%	$9,515,662	$8,468,804	12.4%
Less: Bonus payroll cost	262,445	204,405	28.4%	1,038,315	947,751	9.6%
Non-bonus payroll cost	$2,937,343	$2,597,317	13.1%	$8,477,347	$7,521,053	12.7%

Payroll cost per worksite employee per month (GAAP)	$7,155	$7,099	0.8%	$7,373	$7,311	0.8%
Less: Bonus payroll cost per worksite employee per month	588	518	13.5%	805	818	(1.6)%
Non-bonus payroll cost per worksite employee per month	$6,567	$6,581	(0.2)%	$6,568	$6,493	1.2%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. Insperity management believes adjusted cash, cash equivalents and marketable securities is a useful measure of the company’s available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	September 30, 2015	December 31, 2014
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$210,839	$305,087
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	99,382	152,132
Customer prepayments	40,533	87,887
Adjusted cash, cash equivalents and marketable securities	$70,924	$65,068

Adjusted operating expenses represent operating expenses excluding the impact of impairment and other charges related to the sale of two aircraft and stockholder advisory expenses in 2015, and an impairment charge associated with our Employment Screening reporting unit in 2014. Insperity management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Operating expenses (GAAP)	$86,807	$86,357	0.5%	$285,149	$267,981	6.4%
Less: Impairment charges and other	—	—	—	11,120	2,485	347.5%
Stockholder advisory expenses	—	—	—	1,546	—	—
Adjusted operating expenses	$86,807	$86,357	0.5%	$272,483	$265,496	2.6%

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Net income (GAAP)	$11,950	$8,385	42.5%	$33,051	$19,840	66.6%
Income tax expense	8,005	6,118	30.8%	22,608	14,725	53.5%
Interest expense	126	104	21.2%	350	281	24.6%
Depreciation and amortization	4,487	5,302	(15.4)%	14,362	15,827	(9.3)%
EBITDA	24,568	19,909	23.4%	70,371	50,673	38.9%
Impairment charges and other	—	—	—	11,120	2,485	347.5%
Stock-based compensation	3,710	2,701	37.4%	10,174	8,346	21.9%
Stockholder advisory expenses	—	—	—	1,546	—	—
Adjusted EBITDA	$28,278	$22,610	25.1%	$93,211	$61,504	51.6%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash impairment and other charges related to the sale of two aircraft in 2015, and an impairment charge associated with our Employment Screening reporting unit in 2014, stockholder advisory expenses and non-cash stock-based compensation. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Net income (GAAP)	$11,950	$8,385	42.5%	$33,051	$19,840	66.6%
Impairment charges and other, net of tax	—	—	—	6,572	1,566	319.7%
Stock-based compensation, net of tax	2,221	1,561	42.3%	6,041	4,791	26.1%
Stockholder advisory expenses, net of tax	—	—	—	914	—	—
Adjusted net income	$14,171	$9,946	42.5%	$46,578	$26,197	77.8%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.48	$0.33	45.5%	$1.32	$0.78	69.2%
Impairment charges and other, net of tax	—	—	—	0.26	0.06	333.3%
Stock-based compensation, net of tax	0.09	0.06	50.0%	0.24	0.19	26.3%
Stockholder advisory expenses, net of tax	—	—	—	0.04	—	—
Adjusted diluted net income per share of common stock	$0.57	$0.39	46.2%	$1.86	$1.03	80.6%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions and other operating cash needs.  To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations.  Longer-term projects or significant acquisitions may be financed with debt or equity.  We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.  We had $210.8 million in cash, cash equivalents and marketable securities at September 30, 2015, of which approximately $99.4 million was payable in early October 2015 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $40.5 million were customer prepayments that were payable in October 2015.  At September 30, 2015, we had working capital of $76.4 million compared to $73.1 million at December 31, 2014.  We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for the remainder of 2015.  We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $125 million revolving credit facility (“Facility”) with a syndicate of financial institutions.  The Facility is available for working capital and general corporate purposes, including acquisitions. As of September 30, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.

Cash Flows from Operating Activities

Net cash used in operating activities in the first nine months of 2015 was $25.7 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients.  Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday.  In the period ended September 30, 2015, the last business day of the reporting period was a Wednesday, client prepayments were $40.5 million and accrued worksite employee payroll was $252.0 million.  In the period ended September 30, 2014, the last business day of the reporting period was a Tuesday, client prepayments were $18.3 million and accrued worksite employee payroll was $211.0 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year.  Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows.  Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $40.1 million in the first nine months of 2015 and $40.9 million in the first nine months of 2014.  However, our estimate of workers’ compensation loss costs was $47.8 million in the 2015 period and $37.7 million in the 2014 period, respectively. During the first nine months of 2015, we received $5.3 million for the return of excess claim funds related to the workers’ compensation program. This resulted in an increase to working capital. During the first nine months of 2014, we paid the insurance carrier an additional $7.2 million in claim funds for prior policy years.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter.  Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows.  In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows.  At September 30, 2015, premiums owed and cash funded to United have exceeded Plan Costs, resulting in a $17.8 million surplus, $8.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets.  The premiums owed to United at September 30, 2015, were $8.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Funding rates, as determined by United, resulted in an additional quarterly premium of $6.2 million at September 30, 2015 as compared to $20.1 million in additional quarterly premium at September 30, 2014.

•
Operating results – Our net income has a significant impact on our operating cash flows.  Our net income increased 66.6% to $33.1 million in the nine months ended September 30, 2015, compared to $19.8 million in the nine months ended September 30, 2014, due to higher gross profit. Please read “Results of Operations – Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014.”

Cash Flows from Investing Activities

Net cash flows provided by investing activities were $20.3 million for the nine months ended September 30, 2015, primarily due to $12.2 million of proceeds from the sale of two aircraft and $18.1 million of marketable securities maturities and dispositions, net of purchases. These inflows were partially offset by property and equipment purchases of $10.0 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $69.9 million for the nine months ended September 30, 2015, including $58.6 million in stock repurchases and $15.8 million in dividends paid.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.   In addition, borrowings under our Facility bear interest at a variable market rate.  As of September 30, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  The cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  The available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended September 30, 2015, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(1)

07/01/2015 – 07/31/2015	257,769	$50.99	257,605	980,227
08/01/2015 – 08/31/2015	157,069	47.40	157,069	823,158
09/01/2015 – 09/30/2015	120,085	43.61	120,085	703,073
Total	534,923	$48.28	534,759
 ____________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock, including an additional one million shares authorized for repurchase in May 2015.  During the three months ended September 30, 2015, 534,759 shares were repurchased under the program and 164 shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards.  As of September 30, 2015, we were authorized to repurchase an additional 703,073 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1(+)	*	Letter Agreement, dated August 28, 2015, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company.
10.2(+)	*
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company, effective as of January 1, 2015.

10.3(+)	*
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company, effective as of January 1, 2015.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014; (ii) the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014; (iii) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (iv) the Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2015; (v) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: November 2, 2015	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)