Form 10-K
period 2015-12-31
INSPERITY, INC.
filed 2016-02-12
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.
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
Yes ☐   No ☒

As of February 5, 2016, 21,257,515 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.  As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2015 closing price of the common stock as reported by the New York Stock Exchange) was approximately $966 million.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2016 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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

ITEM 1.   BUSINESS.

General

Insperity, Inc., (“Insperity”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Since our formation in 1986, we have evolved from being solely a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider.

Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services, along with our cloud-based human capital management platform, the Employee Service CenterSM (“ESC”). Our Workforce Optimization solution is our most comprehensive HR outsourcing solution and is our primary offering. Our Workforce Synchronization solution, which is generally offered only to our mid-market client segment, is a lower cost offering with a longer commitment that includes the same compliance and administrative services as our Workforce Optimization solution and makes available, for an additional fee, the strategic HR products and organizational development services that are included with our Workforce Optimization solution.

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

We accomplish the objectives of our PEO HR Outsourcing solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. For transactional processing, we employ a high-tech approach that utilizes the ESC, our cloud-based PEO HR Outsourcing solutions portal, to provide an online platform through which our clients, worksite employees and we manage employee information, payroll, benefits and retirement solutions, creating efficiencies for all parties. In addition, the ESC, our cloud-based PEO HR Outsourcing solutions portal, is designed to provide automated, personalized PEO HR Outsourcing solutions to our clients and worksite employees.

As of December 31, 2015, we had 60 offices, including 52 PEO HR Outsourcing solutions sales offices in 26 markets. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 26 sales markets, which serviced an average of 153,144 worksite employees per month in the fourth quarter of 2015. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.

We were organized as a corporation in 1986. Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339.  Our telephone number at that address is (281) 358-8986 and our website address is insperity.com.  Our stock is traded on the New York Stock Exchange under the symbol “NSP.”  We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the committees of our Board of Directors and other documents related to our corporate governance, including our Code of Conduct. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters or other governance documents and filings can be requested by writing to our corporate secretary at the address on the cover of this report.

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

A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Insperity and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound PEOs, and promotes further development of the industry. Currently, 41 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employer/employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.

In 2014, the Small Business Efficiency Act (“SBEA”) was enacted. The SBEA created a federal regulatory framework for the payment of wages to worksite employees and the reporting and remittance of payroll taxes on those wages paid by PEOs certified under the statute (“CPEOs”). We actively supported the enactment of this law. The law is effective with respect to wages for services performed on or after January 1, 2016. The law instructed the Secretary of the Treasury to establish a certification program not later than July 1, 2015. However, during 2015, the Internal Revenue Service (“IRS”) stated that it intends to delay the certification program until July 1, 2016. The SBEA clarifies that a CPEO, rather than the client, will be treated as the employer for purposes of reporting and remitting payroll taxes. It also clarifies that a CPEO shall be treated as a successor employer for purposes of the wage base of worksite employees on which federal payroll taxes are applied. In addition, the law clarifies that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. We intend to become a CPEO. Implementation of these provisions will require us to modify our internal processes and systems. The cost of implementation and compliance with the new law is not expected to be material to our financial position or results of operations.

Service Offerings

PEO HR Outsourcing Solutions

We serve small and medium-sized businesses by providing our PEO HR Outsourcing solutions, which encompass a broad range of services. Both of our PEO HR Outsourcing solutions offer the following:

•	benefits and payroll administration

•	health and workers’ compensation insurance programs

•	personnel records management

•	employer liability management

•	assistance with government compliance

•	general HR advice

•	access to the ESC for employees, managers and client owners

•	401(k) retirement plan sponsored by us

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

Administrative Functions. Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and regulatory compliance. Specific examples include:

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

Employee Service Center. The ESC is our cloud-based human capital management platform for our PEO HR Outsourcing solutions. The ESC is designed to provide role-based access to a wide range of human capital management functions, along with personalized content to the managers, owners and worksite employees of our PEO HR Outsourcing solutions clients, including:

For managers and client owners:

•	WebPayroll for the submission, approval and reporting of payroll data

•	tools to manage the onboarding of new employees

•	employee administration functions such as viewing or changing information about employees

•	access to client-specific compliance-related information relevant to many HR areas, including the Affordable Care Act

•	a reporting and analytics tool to create, view, save and export reports and data about employees

•	ability to manage employee time and attendance information, absences and paid time off

•	access to Talent Management tools in the areas of Recruiting, Performance Management and Learning Management

•	access to a library of online human resources forms

•	access to a wide range of best-practices human resources management content

•	through Insperity Mobile, access to review and approve payroll transactions and employee time entry from most mobile devices

For worksite employees:

•	access to view, edit and change a range of employee profile information

•	online check stubs, pay history reports and W-2s

•	employee-specific benefits content, including summary plan descriptions and enrollment status

•	access to 401(k) retirement plan information through the Retirement Service Center powered by Insperity

•	e-Learning web-based training

•	links to benefits providers and other key vendors

•	performance management tools including self-reviews and review history

•	ability to submit time and attendance information, absences and paid time off requests

•	through Insperity Mobile, access to view a wide range of employee-specific information such as pay stub, insurance coverage and ID card, 401(k) balances and other commonly accessed data

Personnel Management. In addition to the services that we deliver through the ESC, we provide a wide variety of personnel management services that give our clients access to HR advisors and additional resources normally found only in the human resources departments of large companies. All PEO HR Outsourcing solutions clients have access to our advice concerning personnel policies and practices, including recruiting, discipline and termination procedures. Other personnel management services we provide include:

•	drafting and reviewing personnel policies and employee handbooks

•	designing job descriptions

•	performing prospective employee screening and background investigations

•	designing performance appraisal processes and forms

•	professional development and issues-oriented training

•	employee counseling

•	substance abuse awareness training

•	outplacement services

•	compensation guidance

Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or of both the client and us, we may assist our clients in managing and limiting exposure. This includes first-time and ongoing safety-related risk management reviews, as well as the implementation of safety programs designed to reduce workplace accidents and consequently, workers’ compensation claims. We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and we assist with termination decisions when consulted to attempt to minimize liability on those grounds. While we do not provide legal services to our clients, we employ in-house and external counsel who specialize in several areas of employment law, have broad experience in disputes concerning the employer/employee relationship and provide support to our human resources service specialists. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government laws and regulations, and notify clients of the potential effect of such changes on employer liability.

MarketPlaceSM provided by Insperity®. Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an eCommerce portal that brings a wide range of products and services to our clients, worksite employees and their families. Through MarketPlace, which is provided through the ESC, our clients also have the opportunity to offer their products and services to other clients and worksite employees.

MidMarket Solutions™. We believe the mid-market sector, which we generally define as those companies with employees ranging from approximately 150 to 2,000 worksite employees, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management and consulting staff who concentrate solely on the mid-market sector. In addition, we have service personnel who have been trained and specialize in the mid-market sector. Our average number of worksite employees per month with our mid-market clients increased 11.6% over 2014, representing approximately 23.3% of our total paid worksite employees during 2015.

Other Product and Services Offerings

Our other product and services offerings are designed to expand the type of business performance improvement services we offer to our current and prospective clients and to increase our overall client base by providing products and services that can be offered separately from our PEO HR Outsourcing solutions. We also strive to leverage our relationships with clients of our other other products and services to cross sell our PEO HR Outsourcing solutions as well as additional products and services.  We offer all of our products and services to both PEO HR Outsourcing solutions clients and non-PEO HR Outsourcing solutions clients, with the exception of Human Capital Management and Payroll Services, which are offered separately to non-PEO HR Outsourcing solutions clients because comparable solutions are already included within the PEO HR Outsourcing solutions.

During 2015 and 2014, revenues from our other products and services offerings as a percentage of our total revenues were 1.6% and 1.5%, respectively. Also during 2015 and 2014, our gross profit from our other products and services offerings as a percentage of our total gross profit was 6.8% and 6.5%, respectively.

The following are the key components of our other products and services, which are offered separately or as a bundle:

Human Capital Management. Insperity HCM™ is a comprehensive human capital management solution for human resources data and processes. This cloud-based solution is a unified human resources suite that includes payroll processing, payroll tax compliance, employee administration, benefits management and enrollment, reporting and analytics, and employee and manager self-service. The solution is offered as a stand-alone cloud-based solution or in conjunction with our Payroll Services offering and/or our Time and Attendance products. We initially launched this product in late 2012.

Payroll Services. Insperity® Payroll Services offers a robust cloud-based payroll solution that is designed to help alleviate administrative burdens associated with payroll processing and government-related compliance and includes a premium level of support from our highly skilled service team. Our payroll solution is integrated with three additional offerings, including Insperity NetSaver™, an online 401(k) solution for small businesses; a pay-as-you-go workers’ compensation program; and HR Essentials, an HR platform that assists companies with tracking employee data, important milestones and company property.

Time and Attendance. Our Time and Attendance products and services provide small to medium-sized businesses with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into clients’ payroll processing and accounting systems. The service is delivered as a cloud-based solution or as an “on-premise” client-server solution. For customers utilizing the Time and Attendance solution in conjunction with our PEO HR Outsourcing solutions, we provide access through the ESC.

Performance Management. Our Performance Management products and services provide human resources software offerings including a suite of desktop products: Insperity® Descriptions Now®, Insperity® Policies Now®, Insperity® Performance Now®, and Insperity® Ultimate Employer®; along with Insperity® PerformSmart® a performance management cloud-based offering. Insperity PerformSmart is available, for a fee, to both our Workforce Optimization and Workforce Synchronization clients. For customers utilizing PerformSmart in conjunction with our PEO HR Outsourcing solutions, we provide access through the ESC. We intend to continue to sell packaged software through online subscription arrangements and through various reseller arrangements.

Organizational Planning. Organizational planning offers cloud-based and desktop software used by companies to facilitate the creation, management and communication of detailed organizational management charts.

Recruiting Services. Our Recruiting Services offer direct hire placement on an as-needed basis and provides outsourced support for individual requisitions or large-scale hiring projects. In addition, we provide consulting services to assist in the creation and maintenance of consistent hiring practices and retention strategies.  We also provide compensation services, behavior-based interview training and talent assessment.

Employment Screening. Our Employment Screening services offer a customized approach to background-check reporting for companies. Services include criminal records checks; verification of employment history or education; driving record, civil record and credit history checks; and confirmation of extraordinary credentials.

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

Expense Management. Our Expense Management product delivers employee expense management solutions that automate employee expense reporting, enforce travel and expense policies, and provide management reporting and analysis.  The service is delivered both as a cloud-based solution and as a desktop software product.

Retirement Services.  Our Retirement Services solutions deliver comprehensive 401(k) retirement plan recordkeeping and administrative services to small and medium-sized businesses, primarily in connection with a 401(k) retirement plan sponsored by us related to our PEO HR Outsourcing solutions clients. Services include employee education and enrollment, participant communications, elective deferral withholding and transmission, matching contribution calculation, loan and distribution processing, regulatory filing preparation and nondiscrimination testing.

Insurance Services.  Our Insurance Services solutions offer assistance through our licensed insurance agency to small and medium-sized businesses in all 50 states to secure affordable, customizable business insurance packages and life, health and disability insurance policies. Insurance Services also assists individuals in obtaining insurance coverages.

Client Service Agreement

All PEO HR Outsourcing solutions clients execute a CSA with us.  The CSA generally provides for an ongoing relationship between Insperity and the PEO HR Outsourcing solutions client.  For most clients, the CSA generally is an annual contract subject to termination by Insperity or the client upon 30 days’ written notice or upon shorter notice in the event of default. CSAs for our mid-market clients are generally two-year contracts, subject to earlier termination by clients upon payment of a termination fee or otherwise by the parties upon an event of default.  The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs.  Under the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs.  This practice aligns clients’ payments to Insperity for payroll taxes with Insperity’s obligations to make payments to tax authorities, which are higher in the earlier part of the year and decrease as limits on wages subject to payroll tax are reached.  New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, resulting in Insperity’s improving profitability over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.

The CSA also establishes the division of responsibilities between Insperity and the client as co-employers.  Pursuant to the CSA, we are responsible for personnel administration and for compliance with certain employment-related government regulations.  In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons.  These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee and, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees as reported by the client and are responsible for providing specified employee benefits to such persons regardless of whether the client pays the associated comprehensive service fee.  The client retains the employees’ services and remains liable for complying with certain government regulations that require control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume.  A third group of responsibilities and liabilities are assumed by both Insperity and the client where such concurrent responsibility is appropriate.  The specific division of applicable responsibilities under our CSAs generally is as follows:

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

•	Offering benefits under Insperity-sponsored employee benefit plans that comply with PPACA requirements

•	Employee benefits administration of plans sponsored solely by Insperity

Client

•	Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence and severance payments

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation

•	Ownership and protection of all client intellectual property rights

•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions

•	Compliance with federal, state and local pay or play health care mandates and all such other similar federal, state and local legislation

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits

•	Professional licensing requirements, fidelity bonding and professional liability insurance

•	Products produced and/or services provided

•	COBRA, HIPAA, PPACA, Code and ERISA compliance for client-sponsored benefit plans

Concurrent

•	Implementation of policies and practices relating to the employee/employer relationship

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

PEO HR Outsourcing Solutions Clients

Insperity’s PEO HR Outsourcing solutions provide value-added, full-service human resources solutions we believe are most suitable to a specific segment of the small and medium-sized business community.  We target successful businesses with approximately 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resources practices. We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community in terms of worksite employees.  We serve clients and worksite employees located throughout the United States.  By region, our 2015 revenue change compared to 2014 and revenue distribution for the year ended December 31, 2015, was as follows:

	Revenue Change	% of Total Revenues
Northeast	10.0%	25.9%
Southeast	16.1%	10.3%
Central	17.9%	15.4%
Southwest	2.8%	25.5%
West	12.5%	22.9%

All prospective PEO HR Outsourcing solutions clients are evaluated on the basis of a comprehensive analysis of employer-related risks entailing many factors, including industry and operations, workplace safety and workers’ compensation, unemployment history, operating stability, group medical information, human resources practices and other employer risks. As part of our client selection strategy, we strive to minimize offering our PEO HR Outsourcing solutions to businesses falling within certain specified NAICS (North American Industry Classification System) codes for those industries that we believe present a higher employer risk such as employee injury, high turnover or litigation.

Our PEO HR Outsourcing solutions client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base
Computer and information services	17%
Management, administration and consulting services	17%
Finance, insurance and real estate	14%
Manufacturing	10%
Wholesale trade	9%
Engineering, accounting and legal services	8%
Medical services	6%
Retail trade	5%
Not-for-profit and similar organizations	4%
Construction	4%
Other	6%

This diverse client base lowers our exposure to downturns or volatility in any particular industry.  However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client retention.  During 2015 and 2014, our retention rate was approximately 85% and 82%, respectively. Of our PEO HR Outsourcing solutions clients that remain with us for more than one year, our retention record over the last five years is approximately 82%. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was approximately 81%. Client attrition is attributable to a variety of factors, including: (i) client non-renewal due to price or service factors; (ii) client business failure, sale, merger, or disposition; (iii) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (iv) competition from other PEOs or business services firms.

Marketing and Sales

As of December 31, 2015, we had 52 PEO HR Outsourcing solutions sales offices located in 26 markets.  Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Insperity’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date
Houston	5	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	5	1993
Atlanta	2	1994
Phoenix	1	1995
Chicago	3	1995
Washington D.C.	2	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	4	1999
Maryland	2	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Raleigh	1	2006
Kansas City	1	2007
Columbus	1	2010
Nashville	1	2011
Philadelphia	1	2012
Seattle	1	2015

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

We have implemented cross-selling channels between our PEO HR Outsourcing solutions business and our other products and services in order to execute on our cross-selling strategy.  This strategy focuses on using our PEO HR Outsourcing solutions to increase market penetration in each of our other products and services and using our other product and service offerings as a source of leads for our PEO HR Outsourcing solutions.  The cross-selling channels attempt to reduce barriers to selling our products and services and allow us to tailor service packages to better meet the specific needs of the business.

Competition

We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community.  This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry.  Based on an analysis of the 2012 through 2014 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per worksite employee per month basis.  During the three-year period from 2012 through 2014, our staff support ratio averaged 57% higher than the PEO industry average.  During the same three-year period, our gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 151% and 120%, respectively.

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

We provide group health insurance coverage to our worksite employees through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts. During 2015, we terminated our relationship with Unity Health Plan. The health insurance contract with United provides approximately 85% of our health insurance coverage and expires on December 31, 2019, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

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

Our products and services utilize a variety of owned and licensed software applications to deliver business performance improvement services to our clients, including to some of our PEO HR Outsourcing solutions clients.

Insperity has hosting facilities located at two separate leased facilities, located in Bryan, Texas and The Woodlands, Texas.  The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment.  Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments with the Bryan facility acting as our primary data center for all mission-critical applications.  Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required.  Periodically, we perform testing to ensure our disaster recovery capabilities remain effective and available.  We leverage the hosting facilities and related infrastructure that we originally designed for our PEO HR Outsourcing solutions system to support the systems required for our other products and services.

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

Industry Regulations

The operations for our PEO HR Outsourcing solutions are affected by numerous federal and state laws relating to tax, insurance and employment matters.  By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws.  Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers.  Currently, 41 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation. The SBEA, which was enacted in 2014, will establish a certification program and create a federal regulatory framework for the payment of wages to worksite employees and for the reporting and remittance of payroll taxes on those wages by CPEOs. This law was effective January 1, 2016, however, the IRS has delayed the certification application process to July 1, 2016.

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

Generally, employee benefit plans are subject to provisions of the Code, ERISA and COBRA. The number and complex nature of federal and state regulations relating to employer-sponsored health plans has continued to increase over time.  We believe that additional regulatory burdens placed on employers can increase the demand for our services because small and medium-sized businesses are especially challenged in their efforts to comply with governmental regulations due to limited resources and a lack of expertise.  As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental laws and regulations.  Historically, we believe that we have successfully marketed the compliance component of our service offering and that our compliance-related services have increased the value proposition of our service offering.

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

Patient Protection and Affordable Care Act.  The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act.  The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended until as late as 2020. While the Act did not have a material adverse impact on our results of operations in 2015, the future impact of the following provisions or changes to the provisions is unknown at this time.

Beginning in 2014, the Act provided for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 employees or less). States had the option of building a state-based exchange, entering into a state-federal partnership exchange or accepting the federally-facilitated exchange. States that accept the federally-facilitated exchange can transition to a state-based exchange at a later date. The Exchanges provide consumers with educational services and information on available options and offer a variety of health plans. Small business tax credits and subsidies are available to qualifying businesses and individuals who purchase health insurance through the Exchanges. At this time, the Exchanges, tax credits and subsidies have not had a material impact on our operations, but the impact of future changes to these provisions is unknown.

Additionally in 2014, the Act ushered in a number of insurance market reforms for the small group and individual markets. The reforms required guaranteed issue and renewability of coverage, eliminated certain underwriting practices by issuers, consolidated the number of risk pools in each state and restricted the permissible factors and variable ranges of those factors that can be considered in determining health insurance premiums. Transition relief permitted states to delay the effective date of some of these reforms. At this time, we are unable to determine whether the insurance market reforms will have an adverse impact on our business operations, our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs.

The health insurance industry became subject to additional excise taxes in 2014, and reinsurance taxes were imposed on insurers and third-party administrators for the purpose of helping to offset the cost for insurance covering high-risk individuals. As the policyholder, all or a portion of these increased costs were passed on to us by our carriers. At this time, these taxes have not had a material impact on our operations, but the impact of future changes to these provisions is unknown.

Effective January 1, 2015, new “pay or play” requirements applied to large employers with at least 50 full-time and full-time equivalent employees in the prior calendar year (“Applicable Large Employers” or “ALEs”). ALEs who fail to offer “minimum essential coverage” satisfying minimum value and affordability requirements may be subject to a penalty if a full-time employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage. However, for 2015 only, certain ALEs with less than 100 full-time and full-time equivalent employees in 2014 will not be subject to pay or play penalties, provided certain transition relief requirements are satisfied. While clients are responsible for employer pay or play health care mandates under the CSA, the Insperity Group Health Plan qualifies as minimum essential coverage and is designed to satisfy the minimum value and affordability requirements. Clients are not required to use the affordability safe harbor utilized by us.

Information contained in the Congressional Record, which specifically references PEOs, indicates that any pay or play penalties should apply separately to clients of a PEO and not at the PEO level. However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether the pay or play penalties apply only at the client level or whether the penalties can be applied at the PEO level. At this time, we are unable to determine if pay or play penalties may be assessed against a PEO for coverage provided to worksite employees under a PEO sponsored plan.

In December 2015, the effective date of the rules imposing excise taxes on employers and insurers who offer excessive health benefits under so-called “Cadillac plans” was delayed until 2020. We anticipate taking appropriate steps to avoid, to the extent necessary and possible, benefits under our group health plan from triggering such excise taxes, which our carrier may pass on to us in the form of increased premiums. At this time, we are unable to determine the effect that the excise taxes will have on our ability to match pricing with any increased costs.

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

For worksite employee wages for services performed on or after January 1, 2016, and subject to the adoption of applicable regulations, the provisions of the SBEA clarify that a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code, and shall be responsible for reporting employment taxes on its own account rather than the accounts of CPEO clients. The IRS has stated that it intends to begin accepting applications for certification under the SBEA on July 1, 2016. We intend to seek qualification as a CPEO.

Unemployment Taxes

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation experience in each state.  Certain rates are determined, in part, by each client’s own compensation experience.  In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.  Overall, state unemployment tax rates increased substantially from 2010 to 2012 due to U.S. economic conditions, but declined from 2013 to 2015 and are anticipated to further decline in 2016.  Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later.  Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.

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

Corporate Office Employees

We had approximately 2,400 corporate employees as of December 31, 2015.  We believe our relations with our corporate employees are good.  None of our corporate employees are covered by a collective bargaining agreement.

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

Increases in Health Insurance Costs or Inability to Secure Replacement Contracts on Competitive Terms Could Have a Material Adverse Effect on Our Financial Condition or Results of Operations

Maintaining health insurance plans that cover worksite employees is a significant part of our business.  Our primary health insurance contract expires on December 31, 2019, subject to cancellation by either party upon 180 days’ notice.  In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.

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

Health Care Reform Could Affect Our Health Insurance Plan and Could Lead to a Significant Disruption in Our Business

The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act.  The Act entails sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended out as far as 2020. Some provisions in the Act still require the issuance of additional guidance from HHS and the states.

Beginning in 2014, a number of key provisions of the Act took effect, including the Exchanges, insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators.  Additionally, the pay or play penalties on Applicable Large Employers took effect in 2015, however there was a one-year delay until 2016 for ALEs with less than 100 full-time and full-time equivalent employees in 2014, provided that certain transition relief requirements are satisfied. Collectively, these items have the potential to significantly change the insurance marketplace for small and medium sized businesses and how employers provide insurance to employees.  In addition, as a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations. Generally, the Act and subsequently issued guidance by IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.

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

The current workers’ compensation coverage with ACE expires on September 30, 2016 and may be extended until September 30, 2017 if our claims do not exceed certain thresholds and certain other program conditions are satisfied.  In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

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

In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans. Employers in such states are experiencing higher FUTA tax rates as a result of not repaying their unemployment loans from the federal government in a timely manner. The Benefit Cost Ratio Add-On (“BCR”) is an additional tax on the FUTA wage base for employers in states that continue to have outstanding federal unemployment insurance loans beginning with the fifth year in which there is a balance due on the loan. States have the option to apply for a waiver before July 1st of the year in which the BCR is applicable. As of December 31, 2015 there were three states with outstanding unemployment loans and of those, all but one, Connecticut, filed for and received a BCR waiver in 2015; however, there is no certainty the states will receive waivers in 2016. If waivers are not obtained in 2016, Insperity will be required to pay the BCR taxes.

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

Our Contracts for Our PEO HR Outsourcing Solutions May be Canceled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients Could Materially and Adversely Affect Our Financial Conditions or Results of Operations

Our standard CSA can generally be canceled by us or the client with 30 days’ notice.  Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing Solution clients, which could materially and adversely affect our financial condition or results of operations. In addition, in the event we have a high proportion of terminating clients from our mid-market client base (which are generally under a two-year CSA), the financial impact of such an event could be significant due to the number of worksite employees involved and the time it takes to replace mid-market clients.  Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA.  Our client attrition rate was approximately 15% in 2015.  There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.

Competition and Other Developments in the HR Services Industry May Impact Our Growth and/or Profitability

The human resources services industry, including the PEO industry, is highly fragmented. Many PEOs have limited operations and fewer than 1,000 worksite employees, but there are several industry participants that are comparable to our size or larger. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies, human resources consultants and human resources technology solutions as well as cloud-based self-service bundled human resources offerings. Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs such as TriNet Group, Inc. In many cases, these competitors offer a reduced service PEO offering at a lower price than our PEO HR Outsourcing solutions. We expect that as the PEO industry grows and its regulatory framework becomes better established, well organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services. In addition, competitors may be able to offer or develop new technology-based lower service models that may require us to make substantial investments in order to effectively compete.

In 2013, we began offering a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain mid-market client needs and the evolving PEO marketplace. As of December 2015, approximately 10% of our worksite employees were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.

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

Changes in Federal, State and Local Regulation or Our Inability to Obtain Licenses Under New Regulatory Frameworks Could Have a Material Adverse Effect on Our Results of Operations or Financial Condition

As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters.  By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws.  However, many of these current laws (such as the Act, ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform.  While the SBEA is expected to provide clarification under federal employment tax laws for CPEOs, until further administrative guidance is issued, including the requirements for CPEOs, we cannot be certain as to the benefit that this law will provide. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship.  Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees and client companies could have a material adverse effect on our results of operations or financial condition.

While some states do not explicitly regulate PEOs, 41 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs and several other states are considering such regulation.  Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  In addition, the SBEA will provide certain benefits for companies that qualify as a CPEO. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states.  In addition, there can be no assurance that we will be able to renew our licenses in all states or that we will be able to qualify as a CPEO following the implementation of the SBEA.

Geographic Market Concentration Makes Our Results of Operations Vulnerable to Regional Economic Factors

Our New York, California and Texas markets accounted for approximately 10%, 18% and 24% (including 12% in Houston), respectively, of our worksite employees for the year ended December 31, 2015.  Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to New York, California and Texas.

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

Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.  Most states impose similar employment tax obligations on the employer.  While the CSA provides that we have sole legal responsibility for making these tax contributions, the applicable state taxing authority or, prior to the implementation of the SBEA and the Company becoming a CPEO, the IRS could conclude that such liability cannot be completely transferred to us.  Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations.  While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Insperity, a definitive adverse resolution of this issue or a delay in the implementation of the SBEA may discourage clients from enrolling in the future.

Failure of Our Information Technology Systems, Including From Cyber Attacks and Data Breaches, Could Damage Our Reputation, Materially Disrupt Our Business Operations, and Increase Our Costs and Cause Losses

Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure some of which is provided by third party vendors. Hardware or applications we develop or procure from third party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations, we may lose existing clients and may have difficulty attracting new clients.
In connection with our HR services offerings, we collect, use, transmit and store large amounts of personal and business information about our worksite employees and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. We are focused on ensuring that the technology infrastructure that we use safeguards and protects personal and business information. We have programs in place to prevent, detect and respond to data security incidents, and we take steps to require that our third party vendors protect sensitive information. Nonetheless, attacks on information technology systems continue to grow in frequency and sophistication, and we and our third party vendors are sometimes targeted by unauthorized parties using malicious tactics, code and viruses. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third party vendors may be unable to anticipate these techniques or implement adequate preventive measures. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation of similar safeguards by our vendors, clients or worksite employees.
Any cyber-attack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, or theft of private or other sensitive information, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, and could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause a loss of confidence in our ability to serve clients. Although we believe that we maintain a stringent program of information security and controls, the impact of a data security incident could have a material adverse effect on our business, results of operations and financial condition.
We are also subject to various federal and state laws, rules and regulations relating to the collection, use, transmission and security of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach.  It is possible that these federal and states laws may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business.  Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. The future enactment of more restrictive laws, rules or regulations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability.
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

In connection with our goodwill impairment assessments, we recorded impairment charges of $2.5 million in our Employment Screening reporting unit in 2014, $3.3 million in our Expense Management reporting unit in 2013 and $4.2 million in our Performance Management reporting unit in 2012. In addition, we recorded a $2.7 million impairment charge related to our minority investment in The Receivables Exchange in 2013. Based on market conditions or changes in operating plans, the fair value of our other acquired businesses could decline, requiring us to record additional impairment charges for all or portions of the investments. Please read Note 5, “Goodwill and Other Intangible Assets” and Note 6, “Other Asset Impairments,“ to the Consolidated Financial Statements for additional information.

Our Business Could Be Disrupted as a Result of Actions of Certain Stockholders
In 2015, our largest stockholder made public statements critical of our performance, advocated that we make certain changes regarding our strategic plan, operating expenses, capital allocation, management and corporate governance, and suggested that we should pursue strategic alternatives. In March 2015, prior to our 2015 annual meeting of stockholders, we entered into an agreement with this stockholder pursuant to which, among other things, we appointed three new directors nominated by the stockholder to our Board of Directors. Two then-current directors, who had decided not to seek re-election when their terms expired, departed our Board of Directors following the 2015 annual meeting. In addition, this stockholder agreed to customary standstill restrictions, which will expire in February 2016.

If our largest or any of our other stockholders commences a proxy contest, further advocates for changes or engages in other similar activities, then our business could be adversely affected because we may have difficulty attracting and retaining clients due to perceived uncertainties as to our future direction and negative public statements about our business; responding to proxy contests and other similar actions by stockholders is likely to result in us incurring substantial additional costs and significantly divert the attention of management and our employees; and, if individuals are elected to our Board of Directors with a specific agenda, the execution of our strategic plan may be disrupted or a new strategic plan altogether may be implemented.

Any proxy contest in connection with our 2016 annual meeting of stockholders may be particularly disruptive because if two or more of the stockholder nominees are elected, then a majority of our Board of Directors would be comprised of directors who were nominated by stockholders and who obtained their board seats in connection with an actual or threatened proxy contest. This outcome may constitute a change in control of the Company under our Incentive Plans. Further, if there is a newly constituted Board of Directors comprised of a majority of such directors, they may not support our current strategic plan, which may adversely affect our business while a new strategic plan is developed and implemented.
We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing actions by stockholders or the ultimate impact on our business, financial condition or results of operations. Further, any of these matters or any further actions by this or other stockholders may impact and result in volatility of the price of our common stock, including if this stockholder were to exit its investment in our common stock.
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

In December 2015, we began the construction of a 100,000 square foot office facility located on our corporate campus in Kingwood, Texas. The new facility, which is expected to be completed in 2017, is estimated to cost approximately $25 million. We expect to fund the construction costs with cash on hand and cash from operations, as well as funds available under our credit facility. We expect to relocate personnel from our Houston service center to this new facility.

We have hosting facilities, totaling approximately 2,000 square feet, located at two separate leased facilities. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment.   The facilities are located in Bryan, Texas and The Woodlands, Texas and are under lease until 2022 and 2019, respectively.

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

The Houston service center, which currently services approximately 20% of our worksite employee base, is located in a 60,600 square foot facility under lease until 2016.  In addition to the service center operations, the facility also contains corporate support operations.

The Los Angeles service center, which currently services approximately 26% of our worksite employee base, is located in a 38,000 square foot facility under lease until 2019.

Sales Offices

As of December 31, 2015, we had PEO HR Outsourcing solutions sales and service personnel in 47 facilities located in 26 sales markets throughout the United States.  All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel.  As of December 31, 2015, we had 52 PEO HR Outsourcing solutions sales offices in these 26 markets.  To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator.  In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets.  We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

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

ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages (as of February 5, 2016) and positions of Insperity’s executive officers:

Name	Age	Position
Paul J. Sarvadi	59	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	67	President
A. Steve Arizpe	58	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	62	Executive Vice President of Sales and Marketing
Douglas S. Sharp	54	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	49	Senior Vice President of Legal, General Counsel and Secretary

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “NSP.”  As of February 5, 2016, there were 358 holders of record of our common stock.  This number does not include stockholders for whom shares were held in “nominee” or “street name.”  The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

2015	High	Low	Dividends per Share
First Quarter	$55.42	$32.43	$0.19
Second Quarter	55.11	47.83	0.22
Third Quarter	52.95	41.77	0.22
Fourth Quarter	49.00	41.88	0.22

2014
First Quarter	$36.23	$26.85	$0.17
Second Quarter	33.74	29.82	0.19
Third Quarter	33.47	27.29	0.19
Fourth Quarter	34.97	27.01	2.19	(1)
____________________________________

(1)	Includes a $2.00 per share special dividend

Dividend Policy

During 2015 and 2014, we paid dividends of $21.2 million and $69.5 million, respectively, including a special cash dividend of $50.7 million paid in the fourth quarter of 2014.  The payment of dividends is made at the discretion of our Board of Directors and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

In January 2016, we completed a modified Dutch auction tender offer whereby 3,013,531 shares of our common stock were repurchased and retired for $143.1 million, excluding approximately $1.1 million of transaction costs. The tender offer was funded with borrowings of $104.4 million under our credit facility and the remainder with cash on hand.

The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2015 – 10/31/2015	—	$—	—	703,073
11/01/2015 – 11/30/2015	178,741	43.75	178,741	524,332
12/01/2015 – 12/31/2015	—	—	—	524,332
Total	178,741	$43.75	178,741	524,332
__________________________________

(1)
Our Board of Directors has authorized a program to repurchase shares of our outstanding common stock. During the three months ended December 31, 2015, 178,741 shares were repurchased under the program and no shares were withheld to satisfy tax withholding obligations for the vesting of restricted stock awards. Unless terminated early by resolution of the

Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2010, with the S&P Smallcap 600 Index and the S&P 1500 Composite Human Resources and Employment Services Index.  The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2010.

	12/10	12/11	12/12	12/13	12/14	12/15

Insperity, Inc.	100.00	88.53	120.37	136.48	138.55	200.38
S&P Smallcap 600	100.00	101.02	117.51	166.05	175.61	172.14
S&P 1500 Composite Human Resources and Employment Services	100.00	83.15	93.39	167.47	167.51	180.64

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

	Year ended December 31,
	2015		2014		2013		2012		2011
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$2,603,614		$2,357,788		$2,256,112		$2,158,824		$1,976,219
Gross profit	437,867		403,805		393,251		382,221		351,775
Operating income	65,699	(2)	47,474	(3)	56,223	(4)	67,494	(4)	57,314
Net income	39,390		28,004		32,032	(5)	40,402		30,470	(6)
Diluted net income per share of common stock	1.58		1.05	(7)	1.25		1.56	(7)	1.16
Adjusted net income(8)	54,519		36,734		42,289		48,668		40,124
Adjusted diluted net income per share of common stock(8)	2.19		1.43		1.65		1.89		1.53
Adjusted EBITDA(8)	110,014		84,124		92,303		100,899		82,198

Balance Sheet Data:
Working capital(11)	$54,337		$66,742		$120,445		$108,495		$123,329
Total assets(11)	784,912		792,595		758,864		742,989		709,026
Total stockholders’ equity	172,455		204,096		253,272		240,905		245,207
Cash dividends per share	0.85		2.74	(9)	0.68		1.66	(9)	0.60

Statistical Data:
Average number of worksite employees paid per month during period	145,830		130,718		127,517		125,650		116,839
Revenues per worksite employee per month(10)	$1,488		$1,503		$1,474		$1,432		$1,410
Gross profit per worksite employee per month	$250		$257		$257		$253		$251
Operating income per worksite employee per month	$38		$30		$37		$45		$41
____________________________________

(1)
Gross billings of $15.806 billion, $14.187 billion, $13.462 billion, $12.992 billion and $11.700 billion, less worksite employee payroll cost of $13.202 billion, $11.829 billion, $11.206 billion, $10.833 billion and $9.724 billion, respectively.

(2)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, partially offset by a reduction of $0.6 million in the fourth quarter of 2015. Please read Note 6 to the Consolidated Financial Statements, “Other Asset Impairments,” for additional information.

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

(4)
Includes non-cash impairment charges of $3.3 million and $4.2 million in the fourth quarters of 2013 and 2012, respectively.  Please read Note 5 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(5)
Includes a non-cash impairment charge in the second quarter of 2013 of $2.7 million, please read Note 6 to the Consolidated Financial Statements, “Other Asset Impairments,” for additional information. Also includes a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012, please read Note 8 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(6)	Includes the impact of a $4.4 million pre-tax loss related to the exchange of an aircraft, and a $3.1 million pre-tax loss related to a settlement with the State of California.

(7)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 and $0.01 earnings per share decrease in 2014 and 2012, respectively.  Please read Note 11 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

(8)
These are non-GAAP measures used by management to analyze the Company’s performance. Please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

(9)	Includes a $2.00 and $1.00 per share special dividend paid in the fourth quarters of 2014 and 2012, respectively.

(10)
Gross billings of $9,032, $9,044, $8,797, $8,617 and $8,345 per worksite employee per month, less payroll cost of $7,544, $7,541, $7,323, $7,185 and $6,935 per worksite employee per month, respectively.

(11)
Working capital and total assets have been adjusted for the years 2011 through 2014 to reflect the adoption of ASU No. 2015-17. Please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – New Accounting Pronouncements.”

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

Overview

Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our PEO HR Outsourcing solutions), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services.  Our overall operating results can be measured in terms of revenues, payroll costs, gross profit or operating income per worksite employee per month.  We often use the average number of worksite employees paid during a period as our unit of measurement in analyzing and discussing our results of operations.

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

We ended 2015 averaging 153,144 paid worksite employees in the fourth quarter, which represents a 12.0% increase over the fourth quarter of 2014.  Approximately 23% of our average paid worksite employees were in our mid-market sector for the years ended December 31, 2014 and 2015, which is generally defined as companies with 150 to 2,000 worksite employees.  We expect the average number of paid worksite employees per month to be between 155,900 and 157,300 in the first quarter of 2016.

Our average gross profit per worksite employee per month was $250 in 2015 and $257 in 2014, which included a contribution to average gross profit from our other products and services offerings of $17 per worksite employee per month in both 2015 and 2014.

Adjusted operating expenses increased 2.1% in 2015 to $360.1 million. On a per worksite employee per month basis, adjusted operating expenses decreased from $225 in 2014 to $206 in 2015.

Our adjusted net income in 2015 was $54.5 million, a $17.8 million increase compared to 2014. Our adjusted EBITDA increased 30.8% over 2014 to $110.0 million.

We ended 2015 with working capital of $54.3 million.  During 2015, we paid $21.2 million in dividends and repurchased shares of our common stock at a cost of $67.1 million.

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

Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes.  Payroll taxes are generally paid as a percentage of payroll cost. The federal unemployment tax rates are defined by federal regulations.  State unemployment tax rates are subject to claim histories and vary from state to state.

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

Operating Expenses

•
Salaries, wages and payroll taxes – Salaries, wages and payroll taxes are primarily a function of the number of corporate employees, their associated average pay and any additional incentive compensation. Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology, administrative support personnel and those associated with our other products and services.

•	Stock-based compensation – Our stock-based compensation relates to the recognition of non-cash compensation expense over the vesting period of restricted stock and long-term incentive plan awards.

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

•
Impairment charges and other – Impairment charges and other consist of non-cash expense associated with the decline in fair value of long-lived and intangible assets, including goodwill.  Please read Note 1 “Accounting Policies,” Note 5 “Goodwill and Other Intangible Assets” and Note 6 “Other Asset Impairments,” to the Consolidated Financial Statements for additional information.

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

We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Benefits costs – We provide group health insurance coverage to our worksite employees through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts. In 2015, we terminated our relationship with Unity Health Plan.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter.  If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets.  On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets.  The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance.  As of December 31, 2015, Plan Costs were less than the premiums paid and owed to United by $2.2 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $6.8 million difference is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.  In addition, the premiums owed to United at December 31, 2015, were $3.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

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

The following table illustrates the sensitivity of changes in the completion rate and annual trend on our estimate of total benefit costs of $1.2 billion in 2015:

Change in Completion Rate and Annual Trend	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)
(2.5)%	$(14,108)	$8,465
(1.0)%	(5,642)	3,385
1.0%	5,642	(3,385)
2.5%	14,108	(8,465)

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

We employ a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2015 and 2014, we reduced accrued workers’ compensation costs by $1.3 million and $2.9 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both 2015 and 2014 was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $78.8 million in 2015:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)
(5.0)%	$(3,121)	$1,873
(2.5)%	(1,561)	936
2.5%	1,561	(936)
5.0%	3,121	(1,873)

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2015, we received $5.3 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2015, we had restricted cash of $37.4 million and deposits of $136.5 million. We have estimated and accrued $162.2 million in incurred workers’ compensation claim costs as of December 31, 2015. Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

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

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods ending after December 15, 2017, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. We are currently evaluating the guidance and have not determined the impact this standard may have on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. In December 2015 we adopted ASU No. 2015-17 retrospectively, resulting in a reclassification of a $6.3 million deferred tax asset from current to long term in 2014.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2015		2014		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $15.806 billion and $14.187 billion, less worksite employee payroll cost of $13.202 billion and $11.829 billion, respectively)	$2,603,614		$2,357,788		10.4%
Gross profit	437,867		403,805		8.4%
Operating expenses	372,168	(1)	356,331	(2)	4.4%
Operating income	65,699		47,474		38.4%
Other income (expense)	(80)		153		(152.3)%
Net income	39,390		28,004		40.7%
Diluted net income per share of common stock	1.58		1.05	(3)	50.5%
Adjusted net income(4)	54,519		36,734		48.4%
Adjusted diluted net income per share of common stock(4)	2.19		1.43		53.1%
Adjusted EBITDA(4)	110,014		84,124		30.8%

Statistical Data:
Average number of worksite employees paid per month	145,830		130,718		11.6%
Revenues per worksite employee per month(5)	$1,488		$1,503		(1.0)%
Gross profit per worksite employee per month	250		257		(2.7)%
Operating expenses per worksite employee per month	212		227		(6.6)%
Operating income per worksite employee per month	38		30		26.7%
Net income per worksite employee per month	23		18		27.8%
____________________________________

(1)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, offset by a reduction of $0.6 million in the fourth quarter of 2015. Please read Note 6 to the Consolidated Financial Statements, “Other Asset Impairments,” for additional information.

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

(3)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 earnings per share decrease in 2014.  Please read Note 11 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

(4)
Please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(5)	Gross billings of $9,032 and $9,044 per worksite employee per month, less payroll cost of $7,544 and $7,541 per worksite employee per month, respectively.

Revenues

Our revenues, which represent gross billings net of worksite employee payroll cost, increased 10.4% in 2015 compared to 2014, but decreased 1.0%, or $15 on a per worksite employee per month basis compared to 2014. The revenue increase was primarily due to an 11.6% increase in the average number of worksite employees paid per month, while the 1.0% decrease in revenues per worksite employee per month was primarily due to decreases in the benefits and service fee pricing.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from 2014 and distribution for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,			Year ended December 31,
	2015	2014	% Change	2015	2014
	(in thousands)			(% of total revenue)
Northeast	$661,891	$601,526	10.0%	25.9%	26.0%
Southeast	262,128	225,709	16.1%	10.3%	9.7%
Central	394,649	334,669	17.9%	15.4%	14.5%
Southwest	650,350	632,356	2.8%	25.5%	27.3%
West	586,252	521,139	12.5%	22.9%	22.5%
	2,555,270	2,315,399	10.4%	100.0%	100.0%
Other revenue(1)	48,344	42,389	14.0%
Total revenue	$2,603,614	$2,357,788	10.4%
____________________________________

(1)     Comprised primarily of revenues generated by our other products and services offerings

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Year ended December 31,
	2015	2014
Texas	23.7%	25.3%
California	18.3%	17.8%
New York	9.5%	9.7%
Other	48.5%	47.2%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During 2015, new client sales and client retention improved, while the net change in existing clients remained consistent with 2014. As a result, our year-over-year growth in average worksite employees paid per month in 2015 was 11.6% compared to 2.5% in 2014.

Gross Profit

Gross profit was $437.9 million in 2015, an 8.4% increase over 2014. The average gross profit per worksite employee per month was $250 in 2015 and $257 in 2014. Included in gross profit in both the 2015 and 2014 periods is a $17 per worksite employee per month contribution from our other products and services offerings.

Our pricing objectives attempt to achieve a level of revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month decreased 1.0% to $1,488 in 2015 versus 2014 and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.6% to $1,238 per worksite employee per month. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $3 per worksite employee per month, but increased 1.4%, on a per covered employee basis compared to 2014. The percentage of worksite employees covered under our health insurance plan was 70.4% in 2015 and 71.7% in 2014. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 14.7%, or $1 per worksite employee per month, compared to 2014, due primarily to an 11.6% increase in the average number of worksite employees paid per month. As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.68% in 2015 from 0.67% in 2014. During 2015, we recorded reductions in workers’ compensation costs of $1.3 million, or 0.01% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $2.9 million, or 0.03% of non-bonus payroll costs, in 2014. The 2015 and 2014 period costs include the impact of a 1.0% discount rate used to accrue workers’ compensation loss claims. Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 10.3%, but decreased $6 on a per worksite employee per month basis, compared to 2014, due primarily to an 11.6% increase in total payroll cost in 2015, offset in part by lower state unemployment tax rates. Payroll taxes as a percentage of payroll cost decreased to 6.85% in 2015 compared to 6.93% in 2014.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$211,060	$200,118	5.5%	$120	$127	(5.5)%
Stock-based compensation	13,345	11,053	20.7%	8	7	14.3%
Commissions	18,479	15,285	20.9%	11	10	10.0%
Advertising	15,980	20,084	(20.4)%	9	13	(30.8)%
General and administrative expenses	84,259	84,717	(0.5)%	47	54	(13.0)%
Impairment charges and other	10,480	3,687	184.2%	6	2	200.0%
Depreciation and amortization	18,565	21,387	(13.2)%	11	14	(21.4)%
Total operating expenses	$372,168	$356,331	4.4%	$212	$227	(6.6)%
____________________________________

Operating expenses were $372.2 million in 2015, a 4.4% increase over 2014. We recorded $10.5 million of impairment and other charges in 2015 and a $3.7 million impairment charge in 2014. Please read Note 1 “Accounting Policies,” Note 5 “Goodwill and Other Intangible Assets,” and Note 6 “Other Asset Impairments,” to the Consolidated Financial Statements for additional information. Operating expenses per worksite employee per month decreased to $212 in 2015 from $227 in 2014. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 5.5%, but decreased $7 on a per worksite employee per month basis, compared to 2014. The increase was primarily due to a 2.7% rise in headcount, including an 11.8% increase in BPAs, and increased incentive compensation, primarily attributable to a higher level of achievement on our 2015 annual incentive goals as compared to 2014.

•
Stock-based compensation increased 20.7%, or $1 per worksite employee per month, compared to 2014. This increase was primarily due to awards issued under our new Long-Term Incentive Program. Stock-based compensation expense represents amortization of restricted stock and long-term incentive awards granted to employees and the annual stock grant made to non-employee directors. Please read Note 1 “Accounting Policies” and Note 10 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

•	Commissions expense increased 20.9%, or $1 per worksite employee per month, compared to 2014, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs decreased 20.4%, or $4 per worksite employee per month, compared to 2014, primarily due to decreased spending on radio and television advertising and sponsorships.

•	General and administrative expenses were flat, but decreased $7 per worksite employee per month, compared to 2014.

•
Depreciation and amortization expense decreased 13.2%, or $3 per worksite employee per month, compared to 2014, primarily due to the July 2015 sale of our aircraft, which eliminated the depreciation on those assets.

Income Tax Expense

During 2015 we incurred federal and state income tax expense of $26.2 million on pre-tax income of $65.6 million.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. Our effective income tax rate was 40.0% in 2015 compared to 41.2% in 2014.

Net Income

Net income for 2015 was $39.4 million, or $1.58 per diluted share, compared to $28.0 million, or $1.05 per diluted share in 2014.  On a per worksite employee per month basis, net income was $23 in 2015 compared to $18 in 2014. Diluted earnings per share in 2014 includes a $0.05 earnings per share decrease related to the accounting treatment under the two-class method of dividends exceeding net income.  Please read Note 11 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2014		2013		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $14.187 billion and $13.462 billion, less worksite employee payroll cost of $11.829 billion and $11.206 billion, respectively)	$2,357,788		$2,256,112		4.5%
Gross profit	403,805		393,251		2.7%
Operating expenses	356,331	(1)	337,028	(2)	5.7%
Operating income	47,474		56,223		(15.6)%
Other income (expense)	153		(2,491)	(3)	(106.1)%
Net income	28,004		32,032	(4)	(12.6)%
Diluted net income per share of common stock	1.05	(5)	1.25		(16.0)%
Adjusted net income(6)	36,734		42,289		(13.1)%
Adjusted diluted net income per share of common stock(6)	1.43		1.65		(13.3)%
Adjusted EBITDA(6)	84,124		92,303		(8.9)%

Statistical Data:
Average number of worksite employees paid per month	130,718		127,517		2.5%
Revenues per worksite employee per month(7)	$1,503		$1,474		2.0%
Gross profit per worksite employee per month	257		257		—
Operating expenses per worksite employee per month	227		220		3.2%
Operating income per worksite employee per month	30		37		(18.9)%
Net income per worksite employee per month	18		21		(14.3)%
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

(3)	Includes a non-cash impairment charge in the second quarter of 2013 of $2.7 million. Please read Note 6 to the Consolidated Financial Statements, “Other Asset Impairments,” for additional information.

(4)
Includes a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012. Please read Note 8 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(5)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 earnings per share decrease in 2014. Please read Note 11 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

(6)	Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for additional information.

(7)	Gross billings of $9,044 and $8,797 per worksite employee per month, less payroll cost of $7,541 and $7,323 per worksite employee per month, respectively.

Revenues

Our revenueswhich represent gross billings net of worksite employee payroll cost, increased 4.5% in 2014 compared to 2013, due to a 2.0%, or $29 increase in revenues per worksite employee per month and a 2.5% increase in the average number of worksite employees paid per month.  The 2.0% increase in revenues per worksite employee per month was primarily due to increases in the benefits and payroll tax pricing to offset increases in these direct costs.

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
____________________________________

(1)    Comprised primarily of revenues generated by our other products and services offerings

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Year ended December 31,
	2014	2013
Texas	25.3%	25.6%
California	17.8%	17.5%
New York	9.7%	9.5%
Other	47.2%	47.4%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During 2014, new client sales and the net change in existing clients improved, while client retention was consistent with 2013.  As a result, our year-over-year growth in average worksite employees paid per month in 2014 was 2.5% compared to 1.5% in 2013.

Gross Profit

Gross profit was $403.8 million in 2014, a 2.7% increase over 2013.  The average gross profit per worksite employee per month was $257 in both 2014 and 2013.  Included in gross profit in 2014 is a $17 per worksite employee per month contribution from our other products and services offerings compared to $14 per worksite employee per month in the 2013 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month increased 2.0% to $1,503 in 2014 versus 2013, our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.4% to $1,246 per worksite employee per month.  The primary direct cost components changed as follows:

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

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$200,118	$181,444	10.3%	$127	$119	6.7%
Stock-based compensation	11,053	11,103	(0.5)%	7	7	—
Commissions	15,285	14,581	4.8%	10	9	11.1%
Advertising	20,084	21,508	(6.6)%	13	14	(7.1)%
General and administrative expenses	84,717	83,986	0.9%	54	55	(1.8)%
Impairment charges and other	3,687	3,342	10.3%	2	2	—
Depreciation and amortization	21,387	21,064	1.5%	14	14	—
Total operating expenses	$356,331	$337,028	5.7%	$227	$220	3.2%

Operating expenses were $356.3 million in 2014, a 5.7% increase over 2013.  We recorded $3.7 million of impairment charges in 2014 and a $3.3 million impairment charge in 2013.  Please read Note 1 “Accounting Policies” and Note 5 “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for additional information. Operating expenses per worksite employee per month increased to $227 in 2014 from $220 in 2013.  The components of operating expenses changed as follows:

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

•
Stock-based compensation decreased 0.5%, but remained flat on a per worksite employee per month basis compared to 2013. Stock-based compensation expense represents amortization of restricted stock awards granted to employees and the annual stock grant made to non-employee directors.  Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

•	Commissions expense increased 4.8%, or $1 per worksite employee per month, compared to 2013.

•	Advertising costs decreased 6.6%, or $1 per worksite employee per month, compared to 2013, primarily due to decreased spending on radio, print media and television advertising.

•	General and administrative expenses were flat, but decreased $1 per worksite employee per month , compared to 2013.

•	Depreciation and amortization expense increased 1.5%, but remained flat on a per worksite employee per month basis, compared to 2013.

Other Income (Expense)

Other income was $0.2 million in 2014 compared to other expense of $2.5 million in 2013. Included in 2013 is a $2.7 million non-cash impairment charge related to our minority investment in The Receivables Exchange. Please read Note 6 to the Consolidated Financial Statements, “Other Asset Impairments,” for additional information.

Income Tax Expense

During 2014 we incurred federal and state income tax expense of $19.6 million on pre-tax income of $47.6 million.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.  Our effective income tax rate was 41.2% in 2014 compared to 40.4% in 2013.

Net Income

Net income for 2014 was $28.0 million, or $1.05 per diluted share, compared to $32.0 million, or $1.25 per diluted share in 2013.  On a per worksite employee per month basis, net income was $18 in 2014 compared to $21 in 2013. Diluted earnings per share in 2014 includes a $0.05 earnings per share decrease related to the accounting treatment under the two-class method of dividends exceeding net income.  Please read Note 11 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per worksite employee)
Payroll cost (GAAP)	$13,202,564	$11,829,133	$11,205,652
Less: bonus payroll cost	1,611,857	1,509,010	1,274,575
Non-bonus payroll cost	$11,590,707	$10,320,123	$9,931,077

Payroll cost per worksite employee (GAAP)	$7,544	$7,541	$7,323
Less: Bonus payroll cost per worksite employee	921	962	833
Non-bonus payroll cost per worksite employee	$6,623	$6,579	$6,490

EBITDA represents net income computed in accordance with GAAP, plus interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA plus non-cash impairments, stockholder advisory expenses and stock-based compensation. We believe EBITDA and adjusted EBITDA are often useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Year-ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income (GAAP)	$39,390	$28,004	$32,032	$40,402	$30,470
Income tax expense	26,229	19,623	21,700	27,888	20,305
Interest expense	459	370	383	354	108
Depreciation and amortization	18,565	21,387	21,064	18,250	15,218
EBITDA	84,643	69,384	75,179	86,894	66,101
Impairment charges and other	10,480	3,687	6,021	4,191	—
Stock-based compensation	13,345	11,053	11,103	9,814	8,601
Stockholder advisory expenses	1,546	—	—	—	—
Non-operational items	—	—	—	—	7,496
Adjusted EBITDA	$110,014	$84,124	$92,303	$100,899	$82,198

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. We believe adjusted cash, cash equivalents and marketable securities is a useful measure of our available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	December 31,
	2015	2014
	(in thousands)
Cash, cash equivalents and marketable securities (GAAP)	$279,413	$305,087
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	185,719	152,132
Client prepayments	17,037	87,887
Adjusted cash, cash equivalents and marketable securities	$76,657	$65,068

Adjusted operating expenses represent operating expenses excluding the impact of impairment and other charges related to the sale of two aircraft and stockholder advisory expenses in 2015, an impairment charge associated with our Employment Screening reporting unit in 2014 and an impairment charge associated with our Expense Management reporting unit in 2013. We believe adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Year-ended December 31,
	2015	2014	2013
	(in thousands)
Operating expenses (GAAP)	$372,168	$356,331	$337,028
Less: Impairment charges and other	10,480	3,687	3,342
Stockholder advisory expenses	1,546	—	—
Adjusted operating expenses	$360,142	$352,644	$333,686

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of: (i) impairment and other charges of $10.5 million related to the sale of two aircraft in 2015; (ii) a $2.5 million impairment charge associated with the Employment Screening reporting unit in 2014; (iii) a $1.2 million non-cash charge related to a revision to our office consolidation plans in 2014; (iv) a $3.3 million impairment charge associated with the Expense Management reporting unit in 2013; (v) a $2.7 million impairment charge related to The Receivables Exchange in 2013; (vi) a $2.0 million tax credit relating to tax years 2009 - 2012 and recorded in 2013; (vii) a $4.2 million impairment charge associated with the Performance Management reporting unit in 2012; (viii) non-operational expenses of $4.4 million related to the exchange of an aircraft and $3.1 million related to the settlement of a dispute with the Employment Development Department of the State of California in 2011; (ix) stock-based compensation expenses of $13.3 million in 2015, $11.1 million in 2014, $11.1 million in 2013, $9.8 million in 2012 and $8.6 million in 2011; and (x) stockholder advisory expenses of $1.5 million in 2015. Under the two-class earnings per share method, the undistributed losses resulting from dividends exceeding net income in 2014 and 2012 are not allocated to participating securities. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Year-ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income (GAAP)	$39,390	$28,004	$32,032	$40,402	$30,470
Impairment charges and other, net of tax	6,129	2,317	5,620	2,460	—
Stock-based compensation, net of tax	8,088	6,413	6,619	5,806	5,161
Stockholder advisory expenses, net of tax	912	—	—	—	—
Non-operational items, net of tax	—	—	—	—	4,493
Tax credit	—	—	(1,982)	—	—
Adjusted net income	$54,519	$36,734	$42,289	$48,668	$40,124

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Year-ended December 31,
	2015	2014	2013	2012	2011

Diluted net income per share of common stock (GAAP)	$1.58	$1.05	$1.25	$1.56	$1.16
Impairment charges and other, net of tax	0.25	0.09	0.22	0.10	—
Stock-based compensation, net of tax	0.32	0.24	0.26	0.22	0.20
Stockholder advisory expenses, net of tax	0.04	—	—	—	—
Impact of dividends exceeding earnings	—	0.05	—	0.01	—
Non-operational items, net of tax	—	—	—	—	0.17
Tax credit	—	—	(0.08)	—	—
Adjusted diluted net income per share of common stock	$2.19	$1.43	$1.65	$1.89	$1.53

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $279.4 million in cash, cash equivalents and marketable securities at December 31, 2015, of which approximately $185.7 million was payable in early January 2016 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $17.0 million were client prepayments that were payable in January 2016. At December 31, 2015, we had working capital of $54.3 million compared to $66.7 million at December 31, 2014. The reduction in working capital reflects, in part, cash flow from operations, offset by share repurchases and dividends. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility

(“credit facility”) will be adequate to meet our liquidity requirements for 2016. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a credit facility with a syndicate of financial institutions. In February 2015, the credit facility was increased from $100 million to $125 million and the expiration date was extended from September 2015 to February 2020. The credit facility, which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement related to the facility, is available for working capital and general corporate purposes, including acquisitions, and was undrawn at December 31, 2015. At December 31, 2015, we had outstanding letters of credit totaling $0.6 million issued under the credit facility. In January 2016, we borrowed $104.4 million under the credit facility, which we used to fund a portion of the purchase price for our modified Dutch auction tender offer. Please read Item 9B. “Other Information,” Note 7 to the Consolidated Financial Statements, “Revolving Credit Facility” and Note 15 to the Consolidated Financial Statements, “Subsequent Events,” for additional information.

Cash Flows from Operating Activities

Our cash flows from operating activities in 2015 were $65.1 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients.  Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the year ended December 31, 2015, the last business day of the reporting period ended on a Thursday, client prepayments were $17.0 million and accrued worksite employee payroll was $161.9 million.  In the year ended December 31, 2014, which ended on a Wednesday, client prepayments were $87.9 million and accrued worksite employee payroll was $192.4 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $54.2 million in 2015 and $58.3 million in 2014. However, our estimates of workers’ compensation loss costs were $64.5 million and $54.0 million in 2015 and 2014, respectively. During 2015, we received $5.3 million for the return of excess claim funds related to the workers’ compensation program, which increased working capital. During 2014, we paid the insurance carrier an additional $7.2 million in claim funds for prior policy years, which resulted in a decrease to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in a $2.2 million surplus, which is $6.8 million below our agreed-upon $9.0 million surplus maintenance level. The $6.8 million difference is therefore reflected as a current liability, and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2015. In addition, the premiums owed to United at December 31, 2015, were $3.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 40.7% to $39.4 million in 2015 from $28.0 million in 2014. Please read “Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.”

Cash Flows Used in Investing Activities

Net cash flows from investing activities were $12.4 million during 2015. We invested $17.8 million in capital expenditures, primarily due to property and equipment purchases, offset by net proceeds of $17.9 million from the sale of marketable securities and $12.2 million related to the sale of our aircraft.

In December 2015 we began the construction of a 100,000 square foot office facility located on our corporate campus in Kingwood, Texas. The new facility, which is expected to be completed in 2017, is estimated to cost $25 million. We expect to fund the construction costs with available cash on hand and borrowings under our credit facility.

Cash Flows Used in Financing Activities

Our cash flows used in financing activities were $84.4 million during 2015, primarily due to $67.1 million in share repurchases and $21.2 million in dividends paid.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of
December 31, 2015, and the effect they are expected to have on our liquidity and capital resources (in thousands):

		Less than				More than
Contractual obligations	Total	1 Year		1-3 Years	3-5 Years	5 Years
Non-cancelable operating leases	$48,458	$13,961		$20,619	$10,566	$3,312
Purchase obligations(1)	35,961	20,554	(2)	10,940	3,267	1,200
Other long-term liabilities:
Accrued workers’ compensation claim costs(3)	162,184	37,438		44,361	28,835	51,550
Total contractual cash obligations	$246,603	$71,953		$75,920	$42,668	$56,062
____________________________________

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Includes $13 million related to the construction of a new facility on our corporate campus. For more information, please read Item 2. “Properties.”

(3)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “– Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

Seasonality, Inflation and Quarterly Fluctuations

Our quarterly earnings are impacted by the seasonal nature of our medical claims costs. Typically, medical claims costs tend to increase throughout the year with the fourth quarter being the period with the highest costs, which has a negative impact on our fourth quarter earnings. This trend is primarily the result of many worksite employees’ medical plan deductibles being fully met by the fourth quarter, which increases our liability with respect to those claims. We have also experienced variability on a quarterly basis in medical claims costs based on the unpredictable nature of large claims. These historical trends may change and other seasonal trends may develop in the future. For further information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Benefits Costs.”

We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.  In addition, borrowings under our credit facility bear interest at a variable market rate.  As of December 31, 2015, we had not drawn on the credit facility.  Please read Item 9B. “Other Information” and Note 7 to the Consolidated Financial Statements, “Revolving Credit Facility,” for additional information.  Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

The following table presents information about our available-for-sale marketable securities as of December 31, 2015 (dollars in thousands):

	Principal Maturities	Coupon Interest Rate	Effective Yield
2016	$7,205	4.91%	0.45%
2017	2,255	5.50%	0.76%
2018	125	—	0.88%
Total	$9,585	4.99%	0.53%
Fair Market Value	$9,875

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is contained in a separate section of this Annual Report.  See “Index to Consolidated Financial Statements.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Ernst & Young, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s audit report are included in our 2015 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Recent Development

In January 2016, we completed a modified Dutch auction tender offer whereby 3,013,531 shares of our common stock were repurchased for $143.1 million, excluding $1.1 million of transaction costs. The shares were then canceled and retired. The tender offer was funded with borrowings of $104.4 million under our credit facility and the remainder with cash on hand.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Some of the information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Insperity Proxy Statement”).

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

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information set forth under the captions “Director Compensation” and “Executive Compensation” in the Insperity Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Insperity Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification and Appointment of Independent Public Accountants – Fees of Ernst & Young LLP” and “—Finance, Risk Management and Audit Committee Pre-Approval Policy for Audit and Non-Audit Services” in the Insperity Proxy Statement.

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

10.2†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.3†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.4†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.5†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.6†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.7†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.8†	Form of New Hire Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.9†	Form of Named Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.10†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.11†	Form of Employee Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.12†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.13†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.14†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.15†	Board of Directors Compensation Arrangements (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005).
10.16	Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.17	Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.18	First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.19	Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.20	Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.21(+)
Amendment to Various Agreements between United Healthcare Insurance Company and Insperity Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.22	Houston Service Center Operating Lease Amendment (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.23(+)
Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.23(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.24(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.25(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.26(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2008, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.27(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and United Healthcare Insurance Company, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.28(+)
Letter Agreement, dated September 2, 2014, by and between Insperity Holdings, Inc. and
UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.29(+)
Letter Agreement, dated August 28, 2015, by and between Insperity Holdings, Inc. and
UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2015).

10.30(+)
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
(incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.32	Exchange Agreement for Corporate Aircraft, dated August 30, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2011).

10.33	Credit Agreement dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2011).
10.34	Amendment No. 1 to the Credit Agreement dated December 7, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2012).
10.35	Amendment No. 2 to the Credit Agreement dated December 1, 2014.
10.36	Amendment No. 3 to the Credit Agreement dated February 6, 2015.
10.37
Agreement, dated as of March 21, 2015, by and among Insperity, Inc. and Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on on March 31, 2015).

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
____________________________________

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) the Consolidated Balance Sheets at December 31, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 12, 2016.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 12, 2016:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director
Richard G. Rawson

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Michael W. Brown

*	Director
Peter A. Feld

*	Director
Eli Jones

*	Director
Carol R. Kaufman

*	Director
Michelle McKenna-Doyle

*	Director
Norman R. Sorensen

/s/ Austin P. Young	Director
Austin P. Young

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

INSPERITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited the accompanying Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insperity, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insperity, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 12, 2016

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Insperity, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insperity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2015 of Insperity, Inc. and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 12, 2016

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$269,538	$276,456
Restricted cash	37,418	44,040
Marketable securities	9,875	28,631
Accounts receivable, net:
Trade	7,691	12,010
Unbilled	190,715	160,154
Other	2,259	2,952
Prepaid insurance	7,417	21,301
Other current assets	17,135	17,649
Total current assets	542,048	563,193

Property and equipment:
Land	5,214	5,214
Buildings and improvements	70,273	70,471
Computer hardware and software	90,654	89,204
Software development costs	45,762	41,314
Furniture, fixtures and other	39,919	38,604
Aircraft	—	35,879
	251,822	280,686
Accumulated depreciation and amortization	(190,063)	(196,341)
Total property and equipment, net	61,759	84,345

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	136,462	113,934
Goodwill and other intangible assets, net	13,588	14,457
Deferred income taxes, net	16,976	2,241
Other assets	1,379	1,725
Total other assets	181,105	145,057
Total assets	$784,912	$792,595

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2015	December 31, 2014
Current liabilities:
Accounts payable	$5,381	$4,674
Payroll taxes and other payroll deductions payable	205,393	176,341
Accrued worksite employee payroll cost	161,917	192,396
Accrued health insurance costs	13,643	18,329
Accrued workers’ compensation costs	39,053	45,592
Accrued corporate payroll and commissions	39,103	32,644
Other accrued liabilities	20,250	22,444
Income tax payable	2,971	4,031
Total current liabilities	487,711	496,451

Noncurrent liabilities:
Accrued workers’ compensation costs	124,746	92,048
Total noncurrent liabilities	124,746	92,048

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 30,758 at December 31, 2015 and 2014	308	308
Additional paid-in capital	144,701	137,769
Treasury stock, at cost – 6,493 and 5,425 at December 31, 2015 and 2014, respectively	(205,325)	(148,465)
Accumulated other comprehensive income, net of tax	—	3
Retained earnings	232,771	214,481
Total stockholders’ equity	172,455	204,096
Total liabilities and stockholders’ equity	$784,912	$792,595

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenues (gross billings of $15.806 billion, $14.187 billion and $13.462 billion, less worksite employee payroll cost of $13.202 billion, $11.829 billion and $11.206 billion, respectively)	$2,603,614	$2,357,788	$2,256,112
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	2,165,747	1,953,983	1,862,861
Gross profit	437,867	403,805	393,251

Operating expenses:
Salaries, wages and payroll taxes	211,060	200,118	181,444
Stock-based compensation	13,345	11,053	11,103
Commissions	18,479	15,285	14,581
Advertising	15,980	20,084	21,508
General and administrative expenses	84,259	84,717	83,986
Impairment charges and other	10,480	3,687	3,342
Depreciation and amortization	18,565	21,387	21,064
	372,168	356,331	337,028
Operating income	65,699	47,474	56,223

Other income (expense):
Interest, net	33	106	158
Other, net	(113)	47	(2,649)

Income before income tax expense	65,619	47,627	53,732

Income tax expense	26,229	19,623	21,700

Net income	$39,390	$28,004	$32,032

Less distributed and undistributed earnings allocated to participating securities	(981)	(2,002)	(916)

Net income allocated to common shares	$38,409	$26,002	$31,116

Basic net income per share of common stock	$1.58	$1.05	$1.25

Diluted net income per share of common stock	$1.58	$1.05	$1.25

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2015	2014	2013

Net income	$39,390	$28,004	$32,032

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities, net of tax	(3)	(26)	13

Comprehensive income	$39,387	$27,978	$32,045

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2012	30,758	$308	$133,207	$(133,950)	$16	$241,324	$240,905
Purchase of treasury stock, at cost	—	—	—	(17,229)	—	—	(17,229)
Exercise of stock options	—	—	(790)	2,238	—	—	1,448
Income tax benefit from stock-based compensation, net	—	—	1,259	—	—	—	1,259
Stock-based compensation expense	—	—	1,798	9,305	—	—	11,103
Other	—	—	179	948	—	—	1,127
Dividends paid	—	—	—	—	—	(17,386)	(17,386)
Unrealized gain on marketable securities, net of tax	—	—	—	—	13	—	13
Net income	—	—	—	—	—	32,032	32,032
Balance at December 31, 2013	30,758	$308	$135,653	$(138,688)	$29	$255,970	$253,272
Purchase of treasury stock, at cost	—	—	—	(20,769)	—	—	(20,769)
Exercise of stock options	—	—	(180)	459	—	—	279
Income tax benefit from stock-based compensation, net	—	—	488	—	—	—	488
Stock-based compensation expense	—	—	1,592	9,461	—	—	11,053
Other	—	—	216	1,072	—	—	1,288
Dividends paid	—	—	—	—	—	(69,493)	(69,493)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(26)	—	(26)
Net income	—	—	—	—	—	28,004	28,004
Balance at December 31, 2014	30,758	$308	$137,769	$(148,465)	$3	$214,481	$204,096
Purchase of treasury stock, at cost	—	—	—	(67,113)	—	—	(67,113)
Exercise of stock options	—	—	(3)	377	—	—	374
Income tax benefit from stock-based compensation, net	—	—	2,216	—	—	—	2,216
Stock-based compensation expense	—	—	4,239	9,053	—	53	13,345
Other	—	—	480	823	—	—	1,303
Dividends paid	—	—	—	—	—	(21,153)	(21,153)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	39,390	39,390
Balance at December 31, 2015	30,758	$308	$144,701	$(205,325)	$—	$232,771	$172,455
See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$39,390	$28,004	$32,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,565	21,387	21,064
Impairment charges and other	10,480	3,687	6,021
Amortization of marketable securities	836	1,891	2,119
Stock-based compensation	13,345	11,053	11,103
Deferred income taxes	(14,733)	(1,733)	(2,288)
Changes in operating assets and liabilities:
Restricted cash	6,622	7,888	(4,779)
Accounts receivable	(25,549)	34,893	(19,623)
Prepaid insurance	13,884	(10,663)	4,982
Other current assets	514	(5,596)	(2,402)
Other assets	(22,069)	(32,013)	(18,091)
Accounts payable	707	1,996	(982)
Payroll taxes and other payroll deductions payable	29,052	10,737	(12,930)
Accrued worksite employee payroll expense	(30,479)	18,595	23,731
Accrued health insurance costs	(4,686)	13,226	(8,839)
Accrued workers’ compensation costs	26,159	15,805	7,815
Accrued corporate payroll, commissions and other accrued liabilities	4,105	18,517	556
Income taxes payable/receivable	(1,060)	4,039	(4,825)
Total adjustments	25,693	113,709	2,632
Net cash provided by operating activities	65,083	141,713	34,664
Cash flows from investing activities:
Marketable securities:
Purchases	(10,558)	(69,578)	(54,756)
Proceeds from maturities	10,593	28,494	15,201
Proceeds from dispositions	17,869	56,880	8,026
Property and equipment:
Purchases	(17,844)	(19,124)	(11,562)
Proceeds from sale of aircraft	12,159	—	—
Proceeds from dispositions	153	122	57
Net cash provided by (used in) investing activities	12,372	(3,206)	(43,034)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Purchase of treasury stock	$(67,113)	$(20,769)	$(17,229)
Dividends paid	(21,153)	(69,493)	(17,386)
Proceeds from the exercise of stock options	374	279	1,448
Income tax benefit from stock-based compensation	2,216	889	1,621
Other	1,303	1,288	1,127
Net cash used in financing activities	(84,373)	(87,806)	(30,419)

Net increase (decrease) in cash and cash equivalents	(6,918)	50,701	(38,789)
Cash and cash equivalents at beginning of year	276,456	225,755	264,544
Cash and cash equivalents at end of year	$269,538	$276,456	$225,755

Supplemental disclosures:
Cash paid for income taxes, net	$39,806	$16,429	$27,191

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1.	Accounting Policies

Description of Business

Insperity, Inc. (“Insperity” or “we”, “our”, and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Since our formation in 1986, we have evolved from being solely a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider. We were organized as a corporation in 1986 and have provided PEO services since inception.

Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, the Employee Service CenterSM (“ESC”).

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial and Expense Management services, Retirement Services and Insurance Services, many of which are offered via desktop applications and cloud-based delivery models.  These other products and services are offered separately, as a bundle, or along with our PEO HR Outsourcing solutions.

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

We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date.  At December 31, 2015 and 2014, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.  Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments.  We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.  The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Buildings and improvements	5-30 years
Computer hardware and software	2-5 years
Software development costs	3-5 years
Furniture, fixtures and other	5-7 years
Aircraft	15-20 years

Software development costs relate primarily to software coding, system interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.  We recognized $3.3 million, $4.1 million and $3.6 million in amortization of capitalized computer software costs in 2015, 2014 and 2013, respectively.  Unamortized software development costs were $7.1 million and $6.0 million in 2015 and 2014, respectively.

We account for our software products in accordance with ASC 985-20, Costs of Software to be Sold. This Topic establishes standards of financial accounting and reporting for the costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process, whether internally developed and produced or purchased.

We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment.  ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable.  If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset.  In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset.  Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset. Due to a change in office consolidation plans, we recorded a $1.2 million non-cash charge related to office design fees in 2014.

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

Health Insurance Costs

We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield and Tufts, all of which provide fully insured policies or service contracts. In 2015, we terminated our relationship with Unity Health Plan.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of December 31, 2015, and is reported as a long-term asset. As of December 31, 2015, Plan Costs were less than the net premiums paid and owed to United by $2.2 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $6.8 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2015, were $3.1 million, which is also included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2015 and 2014, we reduced accrued workers’ compensation costs by $1.3 million and $2.9 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both 2015 and 2014 was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims:

	Year ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$136,088	$120,833
Accrued claims	67,559	55,971
Present value discount	(3,095)	(1,998)
Paid claims	(38,368)	(38,718)
Ending balance	$162,184	$136,088

Current portion of accrued claims	$37,438	$44,040
Long-term portion of accrued claims	124,746	92,048
	$162,184	$136,088

The current portion of accrued workers’ compensation costs at December 31, 2015 and 2014 includes $1.6 million of workers’ compensation administrative fees in both periods.

As of December 31, the undiscounted accrued workers’ compensation costs were $172.3 million in 2015 and $145.8 million in 2014.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2015, we received $5.3 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits.  As of December 31, 2015, we had restricted cash of $37.4 million and deposits of $136.5 million.

Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

Stock-Based Compensation

At December 31, 2015, we have two stock-based employee compensation plans under which we may issue awards. We account for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

In 2015, we adopted the Insperity Long-Term Incentive Program (the “LTIP”). The LTIP provides for performance based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. Each performance unit represents the right to receive one common share at a future date based on our performance against certain targets. Performance units have a vesting schedule of three years. The fair value of each performance unit is the market price of our common stock on the date of grant. The compensation expense for such awards is recognized on a straight line basis over the vesting term. Over the performance period the number of shares expected to be issued is adjusted upward or downward based on the probability of achievement of the performance target.

Company-Sponsored 401(k) Retirement Plans

Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 50% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2015, 2014 and 2013. Under our separate 401(k) retirement plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company.  Matching contributions under the Corporate Plan and the Worksite Employee Plan are immediately vested.  During 2015, 2014 and 2013, we made matching contributions to the Corporate and Worksite Employee Plans of $98.7 million, $81.5 million and $74.7 million, respectively.  Of these contributions, $95.3 million, $78.4 million and $71.7 million were made under the Worksite Employee Plan on behalf of worksite employees.  The remainder represents matching contributions made under the Corporate Plan on behalf of corporate employees.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards (“FASB”) Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods ending after December 15, 2017, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. We are currently evaluating the guidance and have not determined the impact this standard may have on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities, along with any valuation allowance, as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. In December 2015, we adopted ASU No. 2015-17 retrospectively, resulting in a reclassification of a $6.3 million deferred tax asset from current to long term in 2014.

2.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2015	2014
	(in thousands)
Overnight holdings:
Money market funds (cash equivalents)	$247,720	$271,840
Investment holdings:
Money market funds (cash equivalents)	26,048	14,125
Marketable securities	9,875	28,631
	283,643	314,596
Cash held in demand accounts	19,377	20,369
Outstanding checks	(23,607)	(29,878)
Total cash, cash equivalents and marketable securities	$279,413	$305,087

Cash and cash equivalents	$269,538	$276,456
Marketable securities	9,875	28,631
	$279,413	$305,087

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of December 31, 2015 and December 31, 2014, are $185.7 million and $152.1 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $17.0 million and $87.9 million, respectively, in client prepayments.

We account for our financial assets in accordance with ASC 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
		(in thousands)
	December 31, 2015	Level 1	Level 2	Level 3
Money market funds	$273,768	$273,768	$—	$—
Municipal bonds	9,875	—	9,875	—
Total	$283,643	$273,768	$9,875	$—

	Fair Value Measurements
		(in thousands)
	December 31, 2014	Level 1	Level 2	Level 3
Money market funds	$285,965	$285,965	$—	$—
Municipal bonds	28,631	—	28,631	—
Total	$314,596	$285,965	$28,631	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2015
Municipal bonds	$9,875	$3	$(3)	$9,875

December 31, 2014
Municipal bonds	$28,626	$16	$(11)	$28,631

As of December 31, 2015, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$7,341	$7,341
One to five years	2,534	2,534
Total	$9,875	$9,875

3.	Accounts Receivable

Our accounts receivable is primarily composed of trade receivables and unbilled receivables.  Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.1 million and $1.2 million as of December 31, 2015 and 2014, respectively.  We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

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

	December 31,
	2015	2014
	(in thousands)
Accrued worksite employee payroll cost	$161,917	$192,396
Unbilled revenues	45,835	55,645
Customer prepayments	(17,037)	(87,887)
Unbilled accounts receivable	$190,715	$160,154

4.	Deposits

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2015, we had $3.7 million in health insurance long-term deposits. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2015, we had $136.5 million in workers’ compensation long-term deposits. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for workers’ compensation costs.

5.	Goodwill and Other Intangible Assets

We perform our annual asset impairment test as of December 31, the end of our calendar year. During the fourth quarters of 2015, 2014 and 2013, we performed step one of the annual impairment test for each of our reporting units. We concluded that the estimated fair value of our Expense Management unit in 2013 was below its respective carrying value.

Additionally, any time impairment indicators are identified, we perform an interim impairment test. During the second quarter of 2014, impairment indicators were identified in our Employment Screening business, due to changes in management, the reporting unit’s financial results and the loss of certain customers.

The declines in the estimated fair values of Employment Screening and Expense Management resulted primarily from lower projected revenue growth rates and profitability levels. Upon completion of step two of the goodwill impairment tests, we recognized goodwill and other intangible asset impairments of $2.5 million in 2014 related to our Employment Screening business unit and $3.3 million in 2013 related to our Expense Management reporting unit. The fair values of the reporting units were estimated using a discounted cash flow model. The material assumptions used in the model included the weighted average cost of capital and long-term growth rates.  We consider this a Level 3 fair value measure.

The following table presents the gross carrying amount and accumulated amortization for each class of intangible assets and the gross carrying amount and accumulated impairment for goodwill:

	December 31, 2014	Twelve Months Ended December 31, 2015		December 31, 2015
	Balance	Impairment	Amortization Expense	Balance
	(in thousands)
Gross carrying amount:
Trademarks	$220	$—	$—	$220
Customer relationships	6,392	—	—	6,392
Aggregate goodwill acquired:
Goodwill	21,156		—	21,156
Total	$27,768	$—	$—	$27,768

Accumulated amortization:
Trademarks	$(62)	$—	$(39)	$(101)
Customer relationships	(4,779)	—	(830)	(5,609)
Accumulated impairment:
Goodwill	(8,470)	—	—	(8,470)
Total	$(13,311)	$—	$(869)	$(14,180)

Net carrying amount:
Trademarks	$158	$—	$(39)	$119
Customer relationships	1,613	—	(830)	783
Goodwill	12,686	—	—	12,686
Total goodwill and other intangible assets	$14,457	$—	$(869)	$13,588

Our amortization expense related to purchased intangible assets other than goodwill was $0.9 million in 2015, $1.5 million in 2014 and $2.0 million in 2013, and is estimated to be $0.5 million in 2016, $0.3 million in 2017, $36,000 in 2018, $12,000 in 2019 and $7,000 in 2020.

6.	Other Asset Impairments

In the first quarter of 2015, we entered into a plan to sell our two aircraft, and as a result, we recorded impairment and other charges of $9.8 million, representing the difference between the carrying value and the estimated fair value of the assets as well as a provision for potential settlement of a Texas sales and use tax assessment. In July 2015, we received proceeds, net of selling costs, of $12.2 million for both aircraft and recorded an additional $1.3 million impairment charge in the second quarter of 2015. In the fourth quarter of 2015, we reduced our use tax accrual by $0.6 million due to a pending $0.2 million settlement of the Texas sales and use tax assessment. These net charges of $10.5 million are included in impairment charges and other on our Consolidated Statement of Operations.

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

We have a $125 million revolving credit facility (the “Facility”), which may be increased to $150 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At December 31, 2015, we had not drawn on the Facility. As of December 31, 2015, we had an outstanding $0.6 million letter of credit issued under the Facility.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin.  Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%.  The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%.  We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. In December 2014 and 2012, the Credit Agreement was amended to modify the interest coverage ratio covenant to exclude the impact of special dividends paid of $50.7 million and $25.7 million, respectively. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2015.

In January 2016, we borrowed $104.4 million under the Facility to fund a portion of the purchase price of our modified Dutch auction tender offer. Please read Note 15, “Subsequent Events,” for additional information.

8.	Income Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(3,952)	$(9,291)
Depreciation	(1,741)	(8,083)
Software development costs	(2,699)	(2,252)
Total deferred tax liabilities	(8,392)	(19,626)

Deferred tax assets:
Accrued incentive compensation	8,818	7,204
Net operating loss carryforward	1,463	1,556
Workers’ compensation accruals	7,586	6,308
Accrued rent	1,229	1,058
Stock-based compensation	4,553	3,615
Intangibles	1,159	1,575
Minority investment impairment	1,016	1,003
Other	564	551
Total deferred tax assets	26,388	22,870
Valuation allowance	(1,020)	(1,003)
Total net deferred tax assets	25,368	21,867

Net deferred tax assets	$16,976	$2,241

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires companies to present deferred income tax assets and deferred income tax liabilities as noncurrent in a classified balance sheet instead of the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted either prospectively or retrospectively. In December 2015 we adopted ASU No. 2015-17 retrospectively, resulting in a reclassification of a $6.3 million deferred tax asset from current to long term in 2014.

The components of income tax expense are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Current income tax expense:
Federal	$35,221	$18,034	$20,476
State	5,741	3,322	3,512
Total current income tax expense	40,962	21,356	23,988
Deferred income tax (benefit) expense:
Federal	(13,632)	(1,764)	(2,258)
State	(1,101)	31	(30)
Total deferred income tax benefit	(14,733)	(1,733)	(2,288)
Total income tax expense	$26,229	$19,623	$21,700

As a result of nonqualified stock option exercises, disqualifying dispositions of certain employee incentive stock options and vesting of restricted stock awards, we had a net income tax benefit of $2.2 million in 2015, $0.5 million in 2014 and $1.3 million in 2013.  The excess income tax benefit is reported as a component of additional paid-in capital.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Expected income tax expense at 35%	$22,967	$16,670	$18,806
State income taxes, net of federal benefit	2,696	2,204	2,286
Nondeductible expenses	1,669	1,939	1,993
Section 199 benefits	(627)	(592)	(2,531)
Expense Management non-cash impairment	—	—	797
Valuation allowance related to TRE impairment	—	—	938
Research and development credit	(530)	(455)	(534)
Other, net	54	(143)	(55)
Reported total income tax expense	$26,229	$19,623	$21,700

We have developed customer facing software that is included as a component of the PEO HR Outsourcing solutions. In addition, we market both software products and cloud based offerings. Prior to 2013, we were not certain that these software offerings met the IRS “Qualified Production Activities Deduction” requirements. As a result, no such tax deduction was taken on the annual tax returns filed with the IRS. However, in 2013, we engaged tax specialists to conduct a study of our various software offerings to assess the qualifications with IRS guidelines. Based on this study, we concluded certain of our software offerings met the IRS requirements, resulting in amendments to previously filed open year tax returns. Accordingly, in 2013 we recognized $2.0 million in tax benefits for the years 2009 to 2012, and $0.5 million in tax benefits for the 2013 tax year.

At December 31, 2015, we have net operating loss carryforwards totaling approximately $3.9 million that expire from 2022 to 2030 related to our acquisition of ExpensAble.

We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2015, 2014 and 2013, we made no provisions for interest or penalties related to uncertain tax positions.  The tax years 2012 through 2014 remain open to examination by the Internal Revenue Service of the United States. The tax years 2011 through 2014 remain open to examination by various state tax authorities.

9.	Stockholders’ Equity

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors.  During 2014, we repurchased 580,804 shares under the Repurchase Program and 112,458 shares were withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards. In 2015, the Board authorized an increase of one million shares that may be repurchased under the Repurchase Program. We repurchased 1,244,433 shares under the Repurchase Program during 2015.  In addition, 114,523 shares were withheld during 2015 to satisfy minimum tax withholding obligations for the vesting of restricted stock awards, which are not subject to the Repurchase Program.  At December 31, 2015, we were authorized to repurchase an additional 524,332 shares under the Repurchase Program.  Shares repurchased under the Repurchase Program and shares withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards are recorded in treasury.

Dividends

The Board declared quarterly dividends in 2015 and 2014 as follows:

	2015	2014
	(amounts per share)
First quarter	$0.19	$0.17
Second quarter	0.22	0.19
Third quarter	0.22	0.19
Fourth quarter	0.22	2.19	(1)
____________________________________

(1)    Includes a $2.00 per share special dividend

During 2015 and 2014, we paid a total of $21.2 million and $69.5 million, respectively in dividends. The dividends paid in 2014 includes a one-time special dividend of $50.7 million.

Preferred Stock

At December 31, 2015, 20 million shares of preferred stock were authorized, of which 600,000 shares were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under our Share Purchase Rights Plan (the “Rights Plan”).  Each issued share of our common stock has one preferred stock purchase right attached to it.  No preferred shares have been issued and the rights are not currently exercisable.  The Rights Plan expires on November 13, 2017.

10.	Incentive Plans

The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries.  The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted.  The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards.  The Board may at any time amend or terminate the Incentive Plans.  However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent.  Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.  At December 31, 2015, 997,059 shares of common stock were available for future grants under the 2012 Incentive Plan.  The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives.  The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.

On March 30, 2015, we adopted the Insperity, Inc. Long-Term Incentive Program under the Insperity, Inc. 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2015.

We recognized $13.3 million, $11.1 million and $11.1 million of compensation expense associated with the restricted stock and the LTIP awards in 2015, 2014 and 2013, respectively. We recognized $5.3 million, $4.6 million and $4.5 million of tax benefits associated with stock-based compensation in 2015, 2014 and 2013, respectively.

Stock Option Awards

The following is a summary of stock option award activity for 2015:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - December 31, 2014	43	$28.04
Granted	—	—
Exercised	(15)	25.14
Canceled	—	—
Outstanding - December 31, 2015	28	29.56	4.4	$527
Exercisable - December 31, 2015	28	29.56	4.4	$527

The intrinsic value of options exercised during the year was $0.3 million in 2015, $0.3 million in 2014 and $1.5 million in 2013.

Restricted Stock Awards

Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock.  Such value is recognized as compensation expense over the corresponding vesting period, three to five years for our shares currently outstanding.  The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $18.6 million, $10.8 million and $12.3 million, respectively.  The weighted average grant date fair value of restricted stock awards during the years ended December 31, 2015, 2014 and 2013 was $51.54, $28.22 and $29.25, respectively.  As of December 31, 2015, unrecognized compensation expense associated with the unvested shares outstanding was $14.4 million and is expected to be recognized over a weighted average period of 23 months.

The following is a summary of restricted stock award activity for 2015:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested - December 31, 2014	740	$28.84
Granted	271	51.54
Vested	(368)	29.71
Canceled/Forfeited	(25)	36.68
Non-vested - December 31, 2015	618	37.98

Long-Term Incentive Program Awards

Each performance unit represents the right to receive one common share at a future date based on our performance against specified targets. Performance units have a vesting schedule of three years. The fair value of each performance unit is the market price of one common share on the date of grant. The compensation expense for such awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets. As of December 31, 2015, the unrecognized compensation cost was $6.0 million.

The following is a summary of LTIP award activity for 2015:

	Number of Performance Units at Target	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive

Unvested at December 31, 2014	—	$—	—
Granted	103,450	52.80	201,800
Vested	—	—	—
Canceled	(2,550)	—	—
Unvested at December 31, 2015	100,900	52.80	201,800

Expected to vest	153,146

The expected payout assumes the issuance of 153,146 shares of common stock.

Employee Stock Purchase Plan

Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 24,000, 37,000 and 34,000 shares were issued from treasury under the ESPP during fiscal years 2015, 2014 and 2013, respectively.

11.	Net Income Per Share

We utilize the two-class method to compute net income per share.  The two-class method allocates a portion of net income to participating securities, which includes unvested awards of share-based payments with non-forfeitable rights to receive dividends.  Net income allocated to unvested share-based payments is excluded from net income allocated to common shares.  Any undistributed losses resulting from dividends exceeding net income are not allocated to participating securities.  We declared a special dividend of $2.00 per share in 2014. As a result, dividends exceeded earnings, which resulted in decreased earnings per share of $0.05 per share in 2014. Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options.

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$39,390	$28,004	$32,032
Less distributed and undistributed earnings allocated to participating securities	(981)	(2,002)	(916)
Net income allocated to common shares	$38,409	$26,002	$31,116

Weighted average common shares outstanding	24,308	24,708	24,850
Incremental shares from assumed conversions of common stock options	7	4	22
Adjusted weighted average common shares outstanding	24,315	24,712	24,872

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	4	8

12.	Leases

We lease various office facilities, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses.  Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively.  Rental expense relating to all operating leases was $13.6 million, $13.4 million and $13.9 million in 2015, 2014 and 2013, respectively.  At December 31, 2015, future minimum rental payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)
2016	$13,961
2017	11,196
2018	9,423
2019	6,366
2020	4,200
Thereafter	3,312
Total minimum lease payments	$48,458

13.	Commitments and Contingencies

We enter into fixed purchase and service obligations in the ordinary course of business.  These arrangements primarily consist of, construction contract for the new facility, advertising commitments and service contracts.  At December 31, 2015, future purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2016	$20,554	(1)
2017	6,245
2018	4,695
2019	1,774
2020	1,493
Thereafter	1,200
Total obligations	$35,961
____________________________________

(1)	Includes $13 million related to the construction of a new facility on our corporate campus.

Worksite Employee 401(k) Retirement Plan Class Action Litigation

In December 2015, a class action lawsuit was filed against us and the Company’s third party discretionary trustee of the Worksite Employee Plan (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division on behalf of participants in the Plan, which is the Insperity 401(k) retirement plan covering worksite employees. This suit generally alleges that the Company’s third party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary and by making imprudent investment choices. We believe the Company has meritorious defenses and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

Other Litigation

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

14.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31		June 30		Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2015
Revenues	$699,479		$627,838		$626,286	$650,011
Gross profit	129,860		104,219		106,743	97,045
Operating income	23,520	(1)	12,217	(2)	19,936	10,026	(3)
Net income	13,787		7,314		11,950	6,339
Basic net income per share	0.54		0.29		0.48	0.26
Diluted net income per share	0.54		0.29		0.48	0.26

2014
Revenues	$636,999		$564,621		$560,303	$595,865
Gross profit	106,176		95,453		100,817	101,359
Operating income	16,591		3,414	(4)	14,460	13,009	(5)
Net income	9,564		1,891		8,385	8,164
Basic net income per share	0.37		0.07		0.33	0.27	(6)
Diluted net income per share	0.37		0.07		0.33	0.27	(6)
____________________________________

(1)	Includes non-cash impairment and other charges in the first quarter of 2015 of $9.8 million. Please read Note 6, “Other Asset Impairments,” for additional information.

(2)	Includes non-cash impairment and other charges in the second quarter of 2015 of $1.3 million. Please read Note 6, “Other Asset Impairments,” for additional information.

(3)	Includes a reduction to non-cash impairment and other charges in the fourth quarter of 2015 of $0.6 million. Please read Note 6, “Other Asset Impairments,” for additional information.

(4)	Includes a non-cash impairment charge in the first quarter of 2014 of $2.5 million. Please read Note 5, “Goodwill and Other Intangible Assets,” for additional information.

(5)	Includes a $1.2 million non-cash charge in the fourth quarter of 2014. Please read Note 1, “Accounting Policies,” for additional information.

(6)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 earnings per share decrease in the fourth quarter of 2014. Please read Note 11, “Net Income Per Share,” for additional information.

15.	Subsequent Events

In December 2015, we commenced a modified Dutch auction tender offer to purchase up to $125 million in value of our common stock at a price not less than $43.50 per share and not more than $50.00 per share. In January 2016, we exercised our right to increase the size of the tender offer by up to 2.0% of our outstanding common stock. The tender offer period expired on January 7, 2016 and on January 13, 2016, we purchased 3,013,531 shares of our common stock at a per share price of $47.50 and an aggregate price of $143.1 million, excluding $1.1 million of transaction costs. The shares were immediately canceled and retired.

The tender offer was funded through borrowings of $104.4 million under the Facility and the remainder with cash on hand.