Form 10-Q
period 2016-03-31
INSPERITY, INC.
filed 2016-05-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.
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
Yes ☐ No ☒

As of April 25, 2016, 21,386,048 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$318,848	$269,538
Restricted cash	40,281	37,418
Marketable securities	1,894	9,875
Accounts receivable, net:
Trade	2,393	7,691
Unbilled	229,646	190,715
Other	3,329	2,259
Prepaid insurance	11,554	7,417
Other current assets	28,448	17,135
Total current assets	636,393	542,048

Property and equipment:
Land	5,214	5,214
Buildings and improvements	73,919	70,273
Computer hardware and software	92,291	90,654
Software development costs	47,121	45,762
Furniture, fixtures and other	39,972	39,919
	258,517	251,822
Accumulated depreciation and amortization	(194,202)	(190,063)
Total property and equipment, net	64,315	61,759

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	3,700	3,700
Deposits – workers’ compensation	139,873	136,462
Goodwill and other intangible assets, net	13,463	13,588
Deferred income taxes, net	11,998	16,976
Other assets	1,768	1,379
Total other assets	179,802	181,105
Total assets	$880,510	$784,912

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2016	December 31, 2015
	(Unaudited)
Current liabilities:
Accounts payable	$5,213	$5,381
Payroll taxes and other payroll deductions payable	202,355	205,393
Accrued worksite employee payroll cost	267,656	161,917
Accrued health insurance costs	7,737	13,643
Accrued workers’ compensation costs	42,229	39,053
Accrued corporate payroll and commissions	21,017	39,103
Other accrued liabilities	30,693	20,250
Income taxes payable	13,527	2,971
Total current liabilities	590,427	487,711

Noncurrent liabilities:
Accrued workers’ compensation costs	130,331	124,746
Long-term debt	104,400	—
Total noncurrent liabilities	234,731	124,746

Commitments and contingencies

Stockholders’ equity:
Common stock	277	308
Additional paid-in capital	2,061	144,701
Treasury stock, at cost	(207,798)	(205,325)
Retained earnings	260,812	232,771
Total stockholders’ equity	55,352	172,455
Total liabilities and stockholders’ equity	$880,510	$784,912

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues (gross billings of $4.564 billion and $3.940 billion less worksite employee payroll cost of $3.762 billion and $3.241 billion, respectively)	$802,408	$699,479

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	652,392	569,619

Gross profit	150,016	129,860

Operating expenses:
Salaries, wages and payroll taxes	58,015	56,748
Stock-based compensation	3,575	2,423
Commissions	4,281	4,304
Advertising	3,047	3,180
General and administrative expenses	23,784	24,593
Impairment charges and other	—	9,807
Depreciation and amortization	4,271	5,285
	96,973	106,340
Operating income	53,043	23,520

Other income (expense):
Interest income	299	107
Interest expense	(637)	(100)
Income before income tax expense	52,705	23,527
Income tax expense	20,012	9,740
Net income	$32,693	$13,787

Less distributed and undistributed earnings allocated to participating securities	(664)	(355)

Net income allocated to common shares	$32,029	$13,432

Basic net income per share of common stock	$1.53	$0.54

Diluted net income per share of common stock	$1.53	$0.54

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2015	30,758	$308	$144,701	$(205,325)	$232,771	$172,455
Purchase of treasury stock, at cost	—	—	—	(4,768)	—	(4,768)
Repurchase of common stock	(3,014)	(31)	(144,232)	—	—	(144,263)
Stock-based compensation expense	—	—	1,485	2,090	—	3,575
Other	—	—	107	205	—	312
Dividends paid	—	—	—	—	(4,652)	(4,652)
Net income	—	—	—	—	32,693	32,693
Balance at March 31, 2016	27,744	$277	$2,061	$(207,798)	$260,812	$55,352

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$32,693	$13,787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,271	5,285
Impairment charges and other	—	9,807
Amortization of marketable securities	31	316
Stock-based compensation	3,575	2,423
Deferred income taxes	4,978	5,594
Changes in operating assets and liabilities:
Restricted cash	(2,863)	(1,112)
Accounts receivable	(34,703)	(84,662)
Prepaid insurance	(4,137)	(15,359)
Other current assets	(11,313)	(3,432)
Other assets	(3,804)	(1,642)
Accounts payable	(168)	(1,613)
Payroll taxes and other payroll deductions payable	(3,038)	326
Accrued worksite employee payroll expense	105,739	31,168
Accrued health insurance costs	(5,906)	7,260
Accrued workers’ compensation costs	8,761	5,360
Accrued corporate payroll, commissions and other accrued liabilities	(9,465)	(7,473)
Income taxes payable/receivable	10,556	(3,983)
Total adjustments	62,514	(51,737)
Net cash provided by (used in) operating activities	95,207	(37,950)

Cash flows from investing activities:
Marketable securities:
Purchases	(103)	(3,964)
Proceeds from dispositions	7,268	824
Proceeds from maturities	790	2,620
Property and equipment:
Purchases	(4,880)	(2,423)
Net cash provided by (used in) investing activities	3,075	(2,943)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Purchase of treasury stock	$(4,768)	$(5,719)
Repurchase of common stock	(144,263)	—
Dividends paid	(4,652)	(4,844)
Proceeds from the exercise of stock options	—	374
Income tax benefit from stock-based compensation	—	2,929
Borrowings under long-term debt agreement	124,400	—
Principal repayments	(20,000)	—
Other	311	285
Net cash used in financing activities	(48,972)	(6,975)

Net increase (decrease) in cash and cash equivalents	49,310	(47,868)
Cash and cash equivalents at beginning of period	269,538	276,456
Cash and cash equivalents at end of period	$318,848	$228,588

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance.  Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, the Employee Service CenterSM.

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Software, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial and Expense Management services, Retirement Services and Insurance Services, many of which are offered via desktop applications and cloud-based delivery models.  These other products and services are offered separately, as a bundle, or along with our PEO HR Outsourcing solutions.

The Consolidated Financial Statements include the accounts of Insperity and its wholly owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2015. Our Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at March 31, 2016 and our Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015, and our Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2016, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2016 presentation.

The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies

Health Insurance Costs

We provide group health insurance coverage to our worksite employees through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield, and Tufts, all of which provide fully insured policies or service contracts.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $3.5 million as of March 31, 2016, and is reported as a long-term asset. As of March 31, 2016, Plan Costs were less than the net premiums paid and owed to United by $8.2 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $0.8 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums owed to United at March 31, 2016 were $2.9 million, which is also included in accrued health insurance costs. Benefits costs include changes in estimated claims run-off related to prior periods and consisted of an increase of $2.4 million for the first three of months of 2016 and a reduction of $0.7 million for the first three months of 2015.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the ACE Group of Companies (the “ACE Program”) since 2007. The ACE Program is fully insured in that ACE has the responsibility to pay all claims incurred regardless of whether we satisfy our responsibilities. Under the ACE Program, we bear the economic burden for the first $1 million layer of claims per occurrence, as well as a maximum aggregate amount of $5 million per policy year for claim amounts that exceed $1 million. ACE bears the economic burden for all claims in excess of these levels.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both the 2016 period and the 2015 period was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Beginning balance, January 1,	$162,184	$136,088
Accrued claims	17,787	15,958
Present value discount	(639)	(570)
Paid claims	(8,719)	(10,549)
Ending balance	$170,613	$140,927

Current portion of accrued claims	$40,282	$45,152
Long-term portion of accrued claims	130,331	95,775
	$170,613	$140,927

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at March 31, 2016 includes $1.9 million of workers’ compensation administrative fees.

As of March 31, 2016 and 2015, the undiscounted accrued workers’ compensation costs were $180.8 million and $150.6 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. As of March 31, 2016, we had restricted cash of $40.3 million and deposits - workers’ compensation of $139.9 million.

Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.

New Accounting Pronouncements

We believe we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations, other than discussed below.

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

In April 2015, FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software providing guidance on the accounting for fees paid by a customer in a cloud computing arrangement, including whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer is required to account for the software license consistent with the acquisition of other software licenses.

Conversely, if the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years beginning after December 15, 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No.  2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. We are currently reviewing the guidance and assessing the impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based compensation payments, including (i) permitting the election of estimated or actual forfeitures for share grants, (ii) allowing excess tax benefits for share-based payments to be recorded as a reduction of income taxes reflected in operating cash flows in place of excess tax benefits currently recorded in equity and as financing activity in the cash flow statement, and (iii) providing for statutory withholding requirements. This guidance is effective for annual and interim reporting periods for public entities beginning after December 15, 2016; however, it can be elected early in any interim or annual period. We have elected to prospectively adopt this pronouncement for calendar year 2016, resulting in the recognition of an income tax benefit of $1.0 million, or $0.05 per diluted share in the first quarter of 2016 related to excess tax benefits from vesting of restricted stock awards. Prior to the adoption of this pronouncement excess tax benefits were required to be reported as an increase in additional paid in capital. Prior periods have not been adjusted.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2016	December 31, 2015
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$300,980	$247,720
Investment Holdings
Money market funds (cash equivalents)	9,739	26,048
Marketable securities	1,894	9,875
	312,613	283,643
Cash held in demand accounts	20,942	19,377
Outstanding checks	(12,813)	(23,607)
Total cash, cash equivalents and marketable securities	$320,742	$279,413

Cash and cash equivalents	$318,848	$269,538
Marketable securities	1,894	9,875
Total cash, cash equivalents and marketable securities	$320,742	$279,413

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles.  Included in the cash, cash equivalents and marketable securities at March 31, 2016 and December 31, 2015, are $181.1 million and $185.7 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $99.2 million and $17.0 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	March 31, 2016	Level 1	Level 2	Level 3

Money market funds	$310,719	$310,719	$—	$—
Municipal bonds	1,894	—	1,894	—
Total	$312,613	$310,719	$1,894	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2015	Level 1	Level 2	Level 3

Money market funds	$273,768	$273,768	$—	$—
Municipal bonds	9,875	—	9,875	—
Total	$283,643	$273,768	$9,875	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
March 31, 2016
Municipal bonds	$1,892	$2	$—	$1,894

December 31, 2015
Municipal bonds	$9,875	$3	$(3)	$9,875

As of March 31, 2016, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$1,359	$1,359
One to five years	533	535
Total	$1,892	$1,894

4.	Impairment Charges and Other

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

5.	Long-Term Debt

We have a revolving credit facility (the “Facility”), which was increased from $125 million to $200 million in the first quarter of 2016. The Facility may be further increased to $250 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In January 2016, we had net borrowings of $104.4 million to fund a portion of the purchase price of our modified Dutch auction tender offer. In addition, as of March 31, 2016, we had an outstanding $0.6 million letter of credit issued under the Facility. As of March 31, 2016, our outstanding balance on the Facility was $104.4 million.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%.  We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at March 31, 2016 was 2.19%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2016.

6.	Stockholders' Equity

During the first quarter of 2016, we repurchased or withheld an aggregate of 3.1 million shares of our common stock, as described below.

Tender Offer for Common Stock

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

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2016, no shares were repurchased under the Repurchase Program.  As of March 31, 2016, we were authorized to repurchase an additional 524,332 shares under the Repurchase Program.

Withheld Shares

During the three months ended, March 31, 2016, we withheld 100,266 shares to satisfy tax withholding obligations for the vesting of restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2016	2015
	(amounts per share)

First quarter	$0.22	$0.19

 During the three months ended March 31, 2016 and 2015, we paid dividends totaling $4.7 million and $4.8 million, respectively.

7.	Long-Term Incentive Program

On March 30, 2015, we adopted the Insperity, Inc. Long-Term Incentive Program (the “LTIP”) under the Insperity, Inc. 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals.

Each performance unit represents the right to receive one common share at a future date based on our performance against specified targets. Performance units have a vesting schedule of three years. The fair value of each performance unit is the market price of one common share on the date of grant in the case of performance condition awards. In the case of market condition awards, the fair value is determined using a Monte Carlo lattice model approach at the date of grant. The compensation expense for such awards is recognized on a straight-line basis over the vesting term. For performance condition awards, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets.

The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

The following is a summary of LTIP award activity for 2016:

	Number of Performance Units at Target	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive

Unvested at December 31, 2015	100,900	$52.80	183,401
Granted	118,525	59.13	237,050
Vested	—	—	—
Canceled	(2,550)	52.80	(4,635)
Unvested at March 31, 2016	216,875	56.26	415,816

As of March 31, 2016, we estimate 174,518 shares and 109,390 shares will vest with $6.1 million and $5.7 million in unamortized compensation expense related to the 2015 and 2016 grants, respectively.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Net income	$32,693	$13,787
Less distributed and undistributed earnings allocated to participating securities	(664)	(355)
Net income allocated to common shares	$32,029	$13,432

Weighted average common shares outstanding	20,972	24,716
Incremental shares from assumed conversions of common stock options	6	8
Adjusted weighted average common shares outstanding	20,978	24,724

9.	Commitments and Contingencies

Worksite Employee 401(k) Retirement Plan Class Action Litigation

In December 2015, a class action lawsuit was filed against us and our third party discretionary trustee of the Insperity 401(k) retirement plan available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division on behalf of Plan participants. This suit generally alleges that the Company’s third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries and by making imprudent investment choices. We believe we have meritorious defenses and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

We are a defendant in various other lawsuits and claims arising in the normal course of business. Management believes it has valid defenses in these cases and is defending them vigorously. While the results of litigation cannot be predicted with certainty, management believes the final outcome of such litigation will not have a material adverse effect on our financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, as well as our Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – New Accounting Pronouncements," for new accounting pronouncements information.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

The following table presents certain information related to our results of operations:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $4.564 billion and $3.940 billion, less worksite employee payroll cost of $3.762 billion and $3.241 billion, respectively)	$802,408	$699,479	14.7%
Gross profit	150,016	129,860	15.5%
Operating expenses	96,973	106,340	(8.8)%
Operating income	53,043	23,520	125.5%
Other income (expense)	(338)	7	—
Net income	32,693	13,787	137.1%
Diluted net income per share of common stock	1.53	0.54	183.3%
Adjusted net income(1)	34,911	21,627	61.4%
Adjusted diluted net income per share of common stock(1)	1.63	0.86	89.5%
Adjusted EBITDA(1)	61,188	42,290	44.7%

Statistical Data:
Average number of worksite employees paid per month	158,391	137,959	14.8%
Revenues per worksite employee per month(2)	$1,689	$1,690	(0.1)%
Gross profit per worksite employee per month	316	314	0.6%
Operating expenses per worksite employee per month	204	257	(20.6)%
Operating income per worksite employee per month	112	57	96.5%
Net income per worksite employee per month	69	33	109.1%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $9,606 and $9,521 per worksite employee per month, less payroll cost of $7,917 and $7,831 per worksite employee per month, respectively.

Revenues

Our revenues for the first quarter of 2016 increased 14.7% over the 2015 period, primarily due to a 14.8% increase in the average number of worksite employees paid per month, partially offset by a 0.1%, or $1, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from the first quarter of 2015 and distribution for the quarters ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	% Change	2016	2015
	(in thousands)			(% of total revenue)

Northeast	$208,655	$184,362	13.2%	26.4%	26.8%
Southeast	81,269	66,562	22.1%	10.3%	9.7%
Central	127,006	104,617	21.4%	16.1%	15.2%
Southwest	189,310	176,646	7.2%	24.0%	25.7%
West	183,712	156,094	17.7%	23.2%	22.6%
	789,952	688,281	14.8%	100.0%	100.0%
Other revenue(1)	12,456	11,198	11.2%
Total revenue	$802,408	$699,479	14.7%
_____________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended March 31,
	2016	2015

Texas	22.4%	24.0%
California	18.7%	18.1%
New York	10.0%	10.1%
Other	48.9%	47.8%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs.  During the first quarter of 2016, we saw improvement in worksite employees paid from each of these sources as compared to the first quarter of 2015.

Gross Profit

Gross profit for the first quarter of 2016 increased 15.5% over the first quarter of 2015 to $150.0 million.  The average gross profit per worksite employee increased 0.6% to $316 per month in the 2016 period from $314 per month in the 2015 period.  Included in gross profit in the 2016 period is a $16 per worksite employee per month contribution from our other products and services offerings compared to $17 per worksite employee per month in the 2015 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first quarter of 2016 decreased 0.1% compared to the first quarter of 2015. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.2% to $1,373 per worksite employee per month in the first quarter of 2016 compared to $1,376 in the first quarter of 2015.  The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $3 per worksite employee per month, or 2.4% on a cost per covered employee basis, compared to the first quarter of 2015. Included in 2016 benefits costs is a charge of $2.4 million, or $5 per worksite employee per month, for changes in estimated claims run-off related to prior periods compared to a reduction of $0.7 million, or $2 per worksite employee per month, in 2015. The percentage of worksite employees covered under our health insurance plans was 70.2% in the 2016 period compared to 71.5% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 10.4%, but decreased $2 on a per worksite employee per month basis, compared to the first quarter of 2015, primarily due to a 16.8% increase in the average non-bonus payroll.  As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.67% in the 2016 period compared to 0.71% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 14.2%, but decreased $4 on a per worksite employee per month basis, compared to the first quarter of 2015, primarily due to a 16.1% increase in payroll costs, partially offset by lower unemployment tax rates. Payroll taxes as a percentage of payroll cost were 8.6% in 2016 and 8.8% in 2015.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$58,015	$56,748	2.2%	$122	$137	(10.9)%
Stock-based compensation	3,575	2,423	47.5%	8	6	33.3%
Commissions	4,281	4,304	(0.5)%	9	10	(10.0)%
Advertising	3,047	3,180	(4.2)%	6	8	(25.0)%
General and administrative expenses	23,784	24,593	(3.3)%	50	59	(15.3)%
Impairment charges and other	—	9,807	—	—	24	—
Depreciation and amortization	4,271	5,285	(19.2)%	9	13	(30.8)%
Total operating expenses	$96,973	$106,340	(8.8)%	$204	$257	(20.6)%

Operating expenses decreased 8.8% to $97.0 million compared to $106.3 million in the first quarter of 2015. Operating expenses per worksite employee per month decreased to $204 in the 2016 period from $257 in the 2015 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 2.2%, but decreased $15 on a per worksite employee per month basis, compared to the 2015 period.  This increase was primarily due to a 4.2% increase in corporate headcount, including a 13.7% increase in the number of Business Performance Advisors, which was partially offset by a lower incentive compensation accrual in 2016.

•
Stock-based compensation increased 47.5%, or $2 per worksite employee per month, compared to the 2015 period.  This increase was primarily due to awards granted during 2015 under the Insperity, Inc. Long-Term Incentive Program (the “LTIP”). Please read Note 7 to the Consolidated Financial Statements, “Long-Term Incentive Program,” for additional information.

•	Commissions expense decreased 0.5%, or $1 per worksite employee per month, compared to the 2015 period.

•	Advertising costs decreased 4.2%, or $2 per worksite employee per month, compared to the 2015 period.

•
General and administrative expenses decreased 3.3%, or $9 per worksite employee per month, compared to the 2015 period, due in part to decreased professional fees and the elimination of repair and maintenance costs associated with the two aircraft sold in July 2015. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

•
Depreciation and amortization expense decreased 19.2%, or $4 per worksite employee per month, compared to the 2015 period, primarily due to the sale of our two aircraft in 2015, which eliminated the depreciation on those assets. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Income Tax Expense

Our effective income tax rate was 38.0% in the 2016 period compared to 41.4% in the 2015 period.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. In addition, during first quarter of 2016, as a result of our adoption of ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, we recognized an income tax benefit of $1.0 million related to vesting of restricted stock awards. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – New Accounting Pronouncements,” for additional information.

Operating and Net Income

Operating and net income per worksite employee per month was $112 and $69 in the 2016 period, versus $57 and $33 in the 2015 period.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$3,762,064	$3,240,982	16.1%
Less: Bonus payroll cost	582,312	518,503	12.3%
Non-bonus payroll cost	$3,179,752	$2,722,479	16.8%

Payroll cost per worksite employee per month (GAAP)	$7,917	$7,831	1.1%
Less: Bonus payroll cost per worksite employee per month	1,225	1,253	(2.2)%
Non-bonus payroll cost per worksite employee per month	$6,692	$6,578	1.7%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. Insperity management believes adjusted cash, cash equivalents and marketable securities is a useful measure of the company’s available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	March 31, 2016	December 31, 2015
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$320,742	$279,413
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	181,132	185,719
Customer prepayments	99,178	17,037
Adjusted cash, cash equivalents and marketable securities	$40,432	$76,657

Adjusted operating expenses represent operating expenses excluding the impact of impairment and other charges related to the sale of two aircraft and stockholder advisory expenses in 2015. Insperity management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)

Operating expenses (GAAP)	$96,973	$106,340	(8.8)%
Less: Impairment charges and other	—	9,807	—
Stockholder advisory expenses	—	1,148	—
Adjusted operating expenses	$96,973	$95,385	1.7%

Operating expenses per worksite employee per month (GAAP)	$204	$257	(20.6)%
Less: Impairment charges and other per worksite employee per month	—	24	—
Stockholder advisory expenses per worksite employee per month	—	3	—
Adjusted operating expenses per worksite employee per month	$204	$230	(11.3)%

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)

Net income (GAAP)	$32,693	$13,787	137.1%
Income tax expense	20,012	9,740	105.5%
Interest expense	637	100	—
Depreciation and amortization	4,271	5,285	(19.2)%
EBITDA	57,613	28,912	99.3%
Impairment charges and other	—	9,807	—
Stock-based compensation	3,575	2,423	47.5%
Stockholder advisory expenses	—	1,148	—
Adjusted EBITDA	$61,188	$42,290	44.7%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash impairment and other charges related to the sale of two aircraft and stockholder advisory expenses in 2015 and non-cash stock-based compensation in both periods. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)

Net income (GAAP)	$32,693	$13,787	137.1%
Impairment charges and other, net of tax	—	5,747	—
Stock-based compensation, net of tax	2,218	1,420	56.2%
Stockholder advisory expenses, net of tax	—	673	—
Adjusted net income	$34,911	$21,627	61.4%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$1.53	$0.54	183.3%
Impairment charges and other, net of tax	—	0.23	—
Stock-based compensation, net of tax	0.10	0.06	66.7%
Stockholder advisory expenses, net of tax	—	0.03	—
Adjusted diluted net income per share of common stock	$1.63	$0.86	89.5%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects, large share repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $320.7 million in cash, cash equivalents and marketable securities at March 31, 2016, of which approximately $181.1 million was payable in early April 2016 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $99.2 million were customer prepayments that were payable in April 2016. At March 31, 2016, we had working capital of $46.0 million compared to $54.3 million at December 31, 2015. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2016. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $200 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of March 31, 2016, we had an outstanding letter of credit and borrowings totaling $105.0 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first three months of 2016 was $95.2 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2016, the last business day of the reporting period was a Thursday, client prepayments were $99.2 million and accrued worksite employee payroll was $267.7 million. In the period ended March 31, 2015, the last business day of the reporting period was a Tuesday, client prepayments were $14.9 million and accrued worksite employee payroll was $187.3 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $14.7 million in the first three months of 2016 and $13.4 million in the first three months of 2015. However, our estimate of workers’ compensation incurred claims was $17.1 million in the 2016 period and $15.4 million in the 2015 period, respectively.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2016, Plan Costs were less than the net premiums paid and owed to United by $8.2 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $0.8 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums owed to United at March 31, 2016, were $2.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Funding rates, as determined by United, resulted in no additional quarterly premium at March 31, 2016 as compared to $19.5 million in additional quarterly premium at March 31, 2015.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 137.1% to $32.7 million in the three months ended March 31, 2016, compared to $13.8 million in the three months ended March 31, 2015, due to higher gross profit. Please read “Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.”

Cash Flows from Investing Activities

Net cash flows provided by investing activities were $3.1 million for the three months ended March 31, 2016, primarily due to $8.0 million of marketable securities maturities and dispositions, net of purchases, offset by property and equipment purchases of $4.9 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $49.0 million for the three months ended March 31, 2016, primarily due to the $144.3 million used to repurchase common stock associated with the modified Dutch auction tender offer, which was partially offset, by net proceeds of $104.4 million from the line of credit facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” and Note 6 to the Consolidated Financial Statements, “Stockholders' Equity,” for additional information. In addition, we repurchased $4.8 million in stock and paid $4.7 million in dividends during the three months ended March 31, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility bear interest at a variable market rate.

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

As of March 31, 2016, we had an outstanding letter of credit and borrowings totaling $105.0 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 9 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) adverse economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation insurance at expiration of current contracts; (iv) cancellation of client contracts on short notice, or the inability to renew client contracts or attract new clients; (v) vulnerability to regional economic factors because of our geographic market concentration; (vi) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (vii) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (viii) the impact of the competitive environment in the PEO industry on our growth and/or profitability; (ix) our liability for worksite employee payroll, payroll taxes and benefits costs; (x) our liability for disclosure of sensitive or private information; (xi) our ability to integrate or realize expected returns on our acquisitions; (xii) failure of our information technology systems; (xiii) an adverse final judgment or settlement of claims against Insperity; and (xiv) disruptions to our business resulting from the actions of certain stockholders. These factors are discussed in further detail in our 2015 Annual Report on Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

Except to the extent otherwise required by federal securities law, we do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended March 31, 2016, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(1)	Maximum Number of Shares Available for Purchase under Announced Program(3)

01/01/2016 – 01/31/2016	3,013,531	$47.50	3,013,531	524,332
02/01/2016 – 02/29/2016	100,266	47.55	—	524,332
03/01/2016 – 03/31/2016	—	—	—	524,332
Total	3,113,797	$47.50	3,013,531
 ____________________________________

(1)
In December 2015, we commenced a modified Dutch auction tender offer to purchase up to $125 million in value of our common stock at a price not less than $43.50 per share and not more than $50.00 per share. In January 2016, we exercised our right to increase the size of the tender offer by up to 2.0% of our outstanding common stock. The tender offer period expired on January 7, 2016 and, on January 13, 2016, we purchased 3,013,531 shares of our common stock at a per share price of $47.50 excluding the transaction costs.

(2)
During February 2016, 100,266 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(3)
Our Board has approved a program to repurchase shares of our outstanding common stock.  During the three months ended March 31, 2016, no shares were repurchased under the program.  As of March 31, 2016, we were authorized to repurchase an additional 524,332 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1		Amendment No. 4 to the Credit Agreement dated March 14, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2016).
10.2†		Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.3†
Form of Executive Officer Restricted Stock Award Agreement for awards granted on or after March 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).

10.4†
Form of Employee Award Notice and Agreement under LTIP for awards granted on or after March 29, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).

10.5†	*	Form of Restricted Stock Award Agreement for awards granted to certain senior personnel on or after March 29, 2016.
10.6†	*	Form of Restricted Stock Award Agreement for awards granted to other employees on or after March 29, 2016.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________
†	Management contract or compensatory plan or arrangement.

*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (ii) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (iii) the Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2016; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: May 2, 2016	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)