Form 10-Q
period 2016-06-30
INSPERITY, INC.
filed 2016-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.
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
Yes ☐ No ☒

As of July 25, 2016, 21,395,482 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$271,573	$269,538
Restricted cash	41,226	37,418
Marketable securities	1,881	9,875
Accounts receivable, net:
Trade	3,977	7,691
Unbilled	236,422	190,715
Other	4,613	2,259
Prepaid insurance	26,545	7,417
Other current assets	18,554	17,135
Income taxes receivable	6,690	—
Total current assets	611,481	542,048

Property and equipment:
Land	5,214	5,214
Buildings and improvements	77,715	70,273
Computer hardware and software	93,458	90,654
Software development costs	48,634	45,762
Furniture, fixtures and other	40,195	39,919
	265,216	251,822
Accumulated depreciation and amortization	(197,545)	(190,063)
Total property and equipment, net	67,671	61,759

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	4,700	3,700
Deposits – workers’ compensation	130,731	136,462
Goodwill and other intangible assets, net	13,338	13,588
Deferred income taxes, net	7,562	16,976
Other assets	2,012	1,379
Total other assets	167,343	181,105
Total assets	$846,495	$784,912

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2016	December 31, 2015
	(Unaudited)
Current liabilities:
Accounts payable	$3,546	$5,381
Payroll taxes and other payroll deductions payable	141,213	205,393
Accrued worksite employee payroll cost	277,376	161,917
Accrued health insurance costs	26,920	13,643
Accrued workers’ compensation costs	43,294	39,053
Accrued corporate payroll and commissions	24,375	39,103
Other accrued liabilities	24,823	20,250
Income taxes payable	—	2,971
Total current liabilities	541,547	487,711

Noncurrent liabilities:
Accrued workers’ compensation costs	135,681	124,746
Long-term debt	104,400	—
Total noncurrent liabilities	240,081	124,746

Commitments and contingencies

Stockholders’ equity:
Common stock	277	308
Additional paid-in capital	4,428	144,701
Treasury stock, at cost	(205,018)	(205,325)
Retained earnings	265,180	232,771
Total stockholders’ equity	64,867	172,455
Total liabilities and stockholders’ equity	$846,495	$784,912

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues (gross billings of $4.163 billion, $3.703 billion, $8.727 billion and $7.643 billion less worksite employee payroll cost of $3.456 billion, $3.075 billion, $7.217 billion and $6.316 billion, respectively)	$707,332	$627,838	$1,509,740	$1,327,317

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	594,073	523,619	1,246,465	1,093,238

Gross profit	113,259	104,219	263,275	234,079

Operating expenses:
Salaries, wages and payroll taxes	55,998	50,234	114,013	106,982
Stock-based compensation	4,761	4,041	8,336	6,464
Commissions	4,335	4,103	8,616	8,407
Advertising	6,712	6,883	9,759	10,064
General and administrative expenses	21,254	20,838	45,038	45,430
Impairment charges and other	—	1,313	—	11,120
Depreciation and amortization	4,176	4,590	8,447	9,875
	97,236	92,002	194,209	198,342
Operating income	16,023	12,217	69,066	35,737

Other income (expense):
Interest income	293	84	592	191
Interest expense	(650)	(124)	(1,287)	(224)
Income before income tax expense	15,666	12,177	68,371	35,704
Income tax expense	5,953	4,863	25,965	14,603
Net income	$9,713	$7,314	$42,406	$21,101

Less distributed and undistributed earnings allocated to participating securities	(229)	(179)	(962)	(521)

Net income allocated to common shares	$9,484	$7,135	$41,444	$20,580

Basic net income per share of common stock	$0.45	$0.29	$1.98	$0.83

Diluted net income per share of common stock	$0.45	$0.29	$1.98	$0.83

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2015	30,758	$308	$144,701	$(205,325)	$232,771	$172,455
Purchase of treasury stock, at cost	—	—	—	(4,790)	—	(4,790)
Repurchase of common stock	(3,014)	(31)	(144,232)	—	—	(144,263)
Stock-based compensation expense	—	—	3,689	4,647	—	8,336
Other	—	—	270	450	—	720
Dividends paid	—	—	—	—	(9,997)	(9,997)
Net income	—	—	—	—	42,406	42,406
Balance at June 30, 2016	27,744	$277	$4,428	$(205,018)	$265,180	$64,867

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$42,406	$21,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,447	9,875
Impairment charges and other	—	11,120
Amortization of marketable securities	52	629
Stock-based compensation	8,336	6,464
Deferred income taxes	9,414	(5,250)
Changes in operating assets and liabilities:
Restricted cash	(3,808)	(4,847)
Accounts receivable	(44,347)	(90,515)
Prepaid insurance	(19,128)	4,842
Other current assets	(1,419)	2,127
Other assets	4,104	3,136
Accounts payable	(1,835)	(2,291)
Payroll taxes and other payroll deductions payable	(64,180)	(53,466)
Accrued worksite employee payroll expense	115,459	35,695
Accrued health insurance costs	13,277	(12,045)
Accrued workers’ compensation costs	15,176	12,139
Accrued corporate payroll, commissions and other accrued liabilities	(11,627)	(7,349)
Income taxes payable/receivable	(9,661)	(2,844)
Total adjustments	18,260	(92,580)
Net cash provided by (used in) operating activities	60,666	(71,479)

Cash flows from investing activities:
Marketable securities:
Purchases	(310)	(5,379)
Proceeds from dispositions	7,268	6,877
Proceeds from maturities	990	4,851
Property and equipment:
Purchases	(12,647)	(5,850)
Net cash provided by (used in) investing activities	(4,699)	499

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Purchase of treasury stock	$(4,790)	$(31,370)
Repurchase of common stock	(144,263)	—
Dividends paid	(9,997)	(10,407)
Proceeds from the exercise of stock options	—	374
Income tax benefit from stock-based compensation	—	2,972
Borrowings under long-term debt agreement	124,400	—
Principal repayments	(20,000)	—
Other	718	683
Net cash used in financing activities	(53,932)	(37,748)

Net increase (decrease) in cash and cash equivalents	2,035	(108,728)
Cash and cash equivalents at beginning of period	269,538	276,456
Cash and cash equivalents at end of period	$271,573	$167,728

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2015. Our Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at June 30, 2016 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015, and our Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2016, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2016 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $4.5 million as of June 30, 2016, and is reported as a long-term asset. As of June 30, 2016, Plan Costs were less than the net premiums paid and owed to United by $22.9 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $13.9 million difference is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums owed to United at June 30, 2016 were $23.0 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2016 included costs of $3.7 million for changes in estimated run-off related to prior periods.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the Chubb Group of Insurance Companies (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred regardless of whether we satisfy our responsibilities. Under the Chubb Program, we bear the economic burden for the first $1 million layer of claims per occurrence, as well as a maximum aggregate amount of $5 million per policy year for claim amounts that exceed $1 million. Chubb bears the economic burden for all claims in excess of these levels.

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

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Beginning balance, January 1,	$162,184	$136,088
Accrued claims	35,045	32,720
Present value discount	(1,274)	(1,189)
Paid claims	(19,038)	(19,794)
Ending balance	$176,917	$147,825

Current portion of accrued claims	$41,236	$48,887
Long-term portion of accrued claims	135,681	98,938
	$176,917	$147,825

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at June 30, 2016 includes $2.1 million of workers’ compensation administrative fees.

As of June 30, 2016 and 2015, the undiscounted accrued workers’ compensation costs were $187.0 million and $157.4 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During the first six months of 2016, we received $12.8 million for the return of excess claim funds related to the workers’ compensation program. This resulted in a net decrease to deposits. As of June 30, 2016, we had restricted cash of $41.2 million and deposits - workers’ compensation of $130.7 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2016	December 31, 2015
	(in thousands)
Overnight Holdings
Money market funds (cash equivalents)	$233,080	$247,720
Investment Holdings
Money market funds (cash equivalents)	24,010	26,048
Marketable securities	1,881	9,875
	258,971	283,643
Cash held in demand accounts	24,666	19,377
Outstanding checks	(10,183)	(23,607)
Total cash, cash equivalents and marketable securities	$273,454	$279,413

Cash and cash equivalents	$271,573	$269,538
Marketable securities	1,881	9,875
Total cash, cash equivalents and marketable securities	$273,454	$279,413

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at June 30, 2016 and December 31, 2015, are $121.4 million and $185.7 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $100.7 million and $17.0 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	June 30, 2016	Level 1	Level 2	Level 3

Money market funds	$257,090	$257,090	$—	$—
Municipal bonds	1,881	—	1,881	—
Total	$258,971	$257,090	$1,881	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2015	Level 1	Level 2	Level 3

Money market funds	$273,768	$273,768	$—	$—
Municipal bonds	9,875	—	9,875	—
Total	$283,643	$273,768	$9,875	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
June 30, 2016
Municipal bonds	$1,879	$2	$—	$1,881

December 31, 2015
Municipal bonds	$9,875	$3	$(3)	$9,875

As of June 30, 2016, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$1,351	$1,351
One to five years	528	530
Total	$1,879	$1,881

4.	Impairment Charges and Other

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

We have a revolving credit facility (the “Facility”), which was increased from $125 million to $200 million in the first quarter of 2016. The Facility may be further increased to $250 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In January 2016, we had net borrowings of $104.4 million to fund a portion of the purchase price of our modified Dutch auction tender offer. In addition, as of June 30, 2016, we had an outstanding $1.0 million letter of credit issued under the Facility. As of June 30, 2016, our outstanding balance on the Facility was $104.4 million.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at June 30, 2016 was 2.19%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2016.

6.	Stockholders' Equity

During the first six months of 2016, we repurchased or withheld an aggregate of 3.1 million shares of our common stock, as described below.

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

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. In May 2016, the Board increased the authorized number of shares to be repurchased under the Repurchase Program by one million. During the six months ended June 30, 2016, no shares were repurchased under the Repurchase Program. As of June 30, 2016, we were authorized to repurchase an additional 1,524,332 shares under the Repurchase Program.

Withheld Shares

During the six months ended, June 30, 2016, we withheld 100,595 shares to satisfy tax withholding obligations for the vesting of restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2016	2015
	(amounts per share)

First quarter	$0.22	$0.19
Second quarter	0.25	0.22

 During the six months ended June 30, 2016 and 2015, we paid dividends totaling $10.0 million and $10.4 million, respectively.

7.	Long-Term Incentive Program

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

The following is a summary of LTIP award activity for 2016:

	Number of Performance Units at Target	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive

Unvested - December 31, 2015	100,900	$52.80	183,401
Granted	118,525	59.13	237,050
Vested	—	—	—
Canceled	(2,550)	52.80	(4,635)
Unvested - June 30, 2016	216,875	56.26	415,816

As of June 30, 2016, we estimate 178,770 shares and 127,429 shares will vest with $5.4 million and $6.0 million in unamortized compensation expense related to the 2015 and 2016 grants, respectively.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Net income	$9,713	$7,314	$42,406	$21,101
Less distributed and undistributed earnings allocated to participating securities	(229)	(179)	(962)	(521)
Net income allocated to common shares	$9,484	$7,135	$41,444	$20,580

Weighted average common shares outstanding	20,869	24,766	20,921	24,741
Incremental shares from assumed conversions of common stock options	15	7	10	8
Adjusted weighted average common shares outstanding	20,884	24,773	20,931	24,749

9.	Commitments and Contingencies

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015.

The following table presents certain information related to our results of operations:

	Three Months Ended June 30,
	2016	2015		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $4.163 billion and $3.703 billion, less worksite employee payroll cost of $3.456 billion and $2.716 billion, respectively)	$707,332	$627,838		12.7%
Gross profit	113,259	104,219		8.7%
Operating expenses	97,236	92,002	(1)	5.7%
Operating income	16,023	12,217		31.2%
Other expense	(357)	(40)		—
Net income	9,713	7,314		32.8%
Diluted net income per share of common stock	0.45	0.29		55.2%
Adjusted net income(2)	12,864	10,771		19.4%
Adjusted diluted net income per share of common stock(2)	0.60	0.42		42.9%
Adjusted EBITDA(2)	25,576	22,643		13.0%

Statistical Data:
Average number of worksite employees paid per month	163,521	143,131		14.2%
Revenues per worksite employee per month(3)	$1,442	$1,462		(1.4)%
Gross profit per worksite employee per month	231	243		(4.9)%
Operating expenses per worksite employee per month	198	215		(7.9)%
Operating income per worksite employee per month	33	28		17.9%
Net income per worksite employee per month	20	17		17.6%
 ____________________________________

(1)
Includes non-cash impairment and other charges of $1.3 million, or an after-tax effect of $0.03 per share in the 2015 period. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(2)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $8,485 and $8,623 per worksite employee per month, less payroll cost of $7,043 and $7,161 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2016 increased 12.7% over the 2015 period, primarily due to a 14.2% increase in the average number of worksite employees paid per month, partially offset by a 1.4%, or $20, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the quarters ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	% Change	2016	2015
	(in thousands)			(% of total revenue)

Northeast	$179,505	$159,834	12.3%	25.8%	26.0%
Southeast	76,270	62,984	21.1%	11.0%	10.2%
Central	111,502	94,212	18.4%	16.0%	15.3%
Southwest	166,523	157,586	5.7%	24.0%	25.6%
West	160,932	141,302	13.9%	23.2%	22.9%
	694,732	615,918	12.8%	100.0%	100.0%
Other revenue(1)	12,600	11,920	5.7%
Total revenue	$707,332	$627,838	12.7%
_____________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended June 30,
	2016	2015

Texas	22.4%	23.8%
California	18.3%	18.1%
New York	9.3%	9.4%
Other	50.0%	48.7%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2016, we saw improvement in worksite employees paid from new client sales, while client retention and the net change in existing clients were consistent with 2015.

Gross Profit

Gross profit for the second quarter of 2016 increased 8.7% over the second quarter of 2015 to $113.3 million. The average gross profit per worksite employee decreased 4.9% to $231 per month in the 2016 period from $243 per month in the 2015 period. Included in gross profit in the 2016 period is a $17 per worksite employee per month contribution from our other products and services offerings compared to $18 per worksite employee per month in the 2015 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the second quarter of 2016 decreased 1.4% compared to the second quarter of 2015. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.7% to $1,211 per worksite employee per month in the second quarter of 2016 compared to $1,219 in the second quarter of 2015. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $2 per worksite employee per month, but increased 1.9% on a cost per covered employee basis, compared to the second quarter of 2015. Included in 2016 benefits costs is a charge of $1.7 million, or $3 per worksite employee per month, for changes in estimated claims run-off related to prior periods. The percentage of worksite employees covered under our health insurance plans was 69.0% in the 2016 period compared to 70.5% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 8.1% in part due to a 15.1% increase in the average non-bonus payroll, but decreased $2 on a per worksite employee per month basis, compared to the second quarter of 2015. In the second quarter of 2016, we recorded reductions in workers’ compensation costs of $1.8 million, or 0.05% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.64% in the 2016 period compared to 0.68% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 13.8% in part due to a 12.4% increase in payroll costs, but decreased $2 on a per worksite employee per month basis, compared to the second quarter of 2015. Payroll taxes as a percentage of payroll costs were 7.1% in 2016 and 7.0% in 2015.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$55,998	$50,234	11.5%	$114	$117	(2.6)%
Stock-based compensation	4,761	4,041	17.8%	10	9	11.1%
Commissions	4,335	4,103	5.7%	9	10	(10.0)%
Advertising	6,712	6,883	(2.5)%	14	17	(17.6)%
General and administrative expenses	21,254	20,838	2.0%	42	48	(12.5)%
Impairment charges and other	—	1,313	—	—	3	—
Depreciation and amortization	4,176	4,590	(9.0)%	9	11	(18.2)%
Total operating expenses	$97,236	$92,002	5.7%	$198	$215	(7.9)%

Operating expenses increased 5.7% to $97.2 million compared to $92.0 million in the second quarter of 2015. Operating expenses per worksite employee per month decreased to $198 in the 2016 period from $215 in the 2015 period. We recorded impairment and other charges of $1.3 million during the second quarter of 2015. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information. Adjusted operating expenses increased 7.3% to $96.9 million in the 2016 period from $90.3 million in the 2015 period. Please read “—Non-GAAP Financial Measures” for additional information. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 11.5%, but decreased $3 on a per worksite employee per month basis, compared to the 2015 period. This increase was primarily due to a 5.3% increase in corporate headcount, including a 9.6% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased 17.8%, or $1 per worksite employee per month, compared to the 2015 period. This increase was primarily due to awards issued under the Insperity, Inc. Long-Term Incentive Program (the “LTIP”). Please read Note 7 to the Consolidated Financial Statements, “Long-Term Incentive Program,” for additional information.

•
Commissions expense increased 5.7%, but decreased $1 on a per worksite employee per month basis, compared to the 2015 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs decreased 2.5%, or $3 per worksite employee per month, compared to the 2015 period.

•
General and administrative expenses, which includes $0.3 million in stockholder advisory expenses in the 2016 period, increased 2.0%, but decreased $6 on a per worksite employee per month basis, compared to the 2015 period. The increase was primarily due to increased travel and training expenses, offset in part by decreased professional fees and the elimination of repair and maintenance costs associated with the two aircraft sold in July 2015. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

•	Depreciation and amortization expense decreased 9.0%, or $2 per worksite employee per month, compared to the 2015 period, primarily due to certain acquired assets becoming fully depreciated in 2015.

Income Tax Expense

Our effective income tax rate was 38.0% in the 2016 period compared to 39.9% in the 2015 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $33 and $20 in the 2016 period, versus $28 and $17 in the 2015 period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.

The following table presents certain information related to our results of operations:

	Six Months Ended June 30,
	2016	2015		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $8.727 billion and $7.643 billion, less worksite employee payroll cost of $7.217 billion and $6.316 billion, respectively)	$1,509,740	$1,327,317		13.7%
Gross profit	263,275	234,079		12.5%
Operating expenses	194,209	198,342	(1)	(2.1)%
Operating income	69,066	35,737		93.3%
Other expense	(695)	(33)		—
Net income	42,406	21,101		101.0%
Diluted net income per share of common stock	1.98	0.83		138.6%
Adjusted net income(2)	47,775	32,407		47.4%
Adjusted diluted net income per share of common stock(2)	2.23	1.28		74.2%
Adjusted EBITDA(2)	86,764	64,933		33.6%

Statistical Data:
Average number of worksite employees paid per month	160,956	140,545		14.5%
Revenues per worksite employee per month(3)	$1,563	$1,574		(0.7)%
Gross profit per worksite employee per month	273	278		(1.8)%
Operating expenses per worksite employee per month	201	236		(14.8)%
Operating income per worksite employee per month	72	42		71.4%
Net income per worksite employee per month	44	25		76.0%
 ____________________________________

(1)
Includes non-cash impairment and other charges $11.1 million, or an after-tax effect of $0.26 per share in the 2015 period. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(2)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $9,036 and $9,064 per worksite employee per month, less payroll cost of $7,473 and $7,490 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2016 increased 13.7% over the 2015 period, primarily due to a 14.5% increase in the average number of worksite employees paid per month, partially offset by a 0.7%, or $11, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions revenue for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015
	(in thousands)			(% of total revenue)

Northeast	$388,160	$344,196	12.8%	26.1%	26.4%
Southeast	157,539	129,546	21.6%	10.6%	9.9%
Central	238,508	198,829	20.0%	16.1%	15.2%
Southwest	355,833	334,233	6.5%	24.0%	25.6%
West	344,644	297,396	15.9%	23.2%	22.9%
	1,484,684	1,304,200	13.8%	100.0%	100.0%
Other revenue(1)	25,056	23,117	8.4%
Total revenue	$1,509,740	$1,327,317	13.7%
______________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Six Months Ended June 30,
	2016	2015

Texas	22.4%	23.9%
California	18.5%	18.1%
New York	9.7%	9.8%
Other	49.4%	48.2%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first six months of 2016, we saw improvement in worksite employees paid from each of these sources as compared to the first six months of 2015.

Gross Profit

Gross profit for the first six months of 2016 increased 12.5% over the first six months of 2015 to $263.3 million. The average gross profit per worksite employee decreased 1.8% to $273 per month in the 2016 period from $278 per month in the 2015 period. Included in gross profit is a $17 per worksite employee per month contribution from our other products and services offerings in both the 2016 and 2015 periods.

Our pricing objectives attempt to maintain or improve the gross profit per worksite employee by maintaining revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first six months of 2016 decreased 0.7% compared to the first six months of 2015. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.5% to $1,290 per worksite employee per month in the first six months of 2016 compared to $1,296 in the first six months of 2015. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $1 per worksite employee per month, or 2.1% on a cost per covered employee basis, compared to the first six months of 2015. Included in 2016 benefits costs is a charge of $3.7 million, or $4 per worksite employee per month, for changes in estimated claim run-off related to prior periods. The percentage of worksite employees covered under our health insurance plans was 69.6% in the 2016 period compared to 71.0% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 9.2% in part due to a 15.9% increase in the average non-bonus payroll, but decreased $2 on a per worksite employee per month basis, compared to the first six months of 2015. In the first six months of 2016, we recorded reductions in workers’ compensation costs of $2.6 million, or 0.04% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.66% in the 2016 period compared to 0.70% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 14.0% in part due to a 14.3% increase in payroll costs, but decreased $3 on a per worksite employee per month basis, compared to the first six months of 2015. Payroll taxes as a percentage of payroll costs were 7.9% in both the 2016 2015 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$114,013	$106,982	6.6%	$118	$127	(7.1)%
Stock-based compensation	8,336	6,464	29.0%	9	8	12.5%
Commissions	8,616	8,407	2.5%	9	10	(10.0)%
Advertising	9,759	10,064	(3.0)%	10	13	(23.1)%
General and administrative expenses	45,038	45,430	(0.9)%	46	53	(13.2)%
Impairment charges and other	—	11,120	—	—	13	—
Depreciation and amortization	8,447	9,875	(14.5)%	9	12	(25.0)%
Total operating expenses	$194,209	$198,342	(2.1)%	$201	$236	(14.8)%

Operating expenses decreased 2.1% to $194.2 million compared to $198.3 million in the first six months of 2015. Operating expenses per worksite employee per month decreased to $201 in the 2016 period from $236 in the 2015 period. We recorded impairment and other charges of $11.1 million during first six months of 2015. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information. Adjusted operating expenses increased 4.4% to $193.9 million in the 2016 period from $185.7 million in the 2015 period. Please read “—Non-GAAP Financial Measures” for additional information. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 6.6%, but decreased $9 on a per worksite employee per month basis, compared to the 2015 period. This increase was primarily due to a 4.8% increase in corporate headcount, including an 11.6% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased 29.0%, or $1 per worksite employee per month, compared to the 2015 period. This increase was primarily due to awards issued under the LTIP. Please read Note 7 to the Consolidated Financial Statements, “Long-Term Incentive Program,” for additional information.

•
Commissions expense increased 2.5%, but decreased $1 on a per worksite employee per month basis, compared to the 2015 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs decreased 3.0%, or $3 per worksite employee per month, compared to the 2015 period.

•
General and administrative expenses, which includes $0.3 million in stockholder advisory expenses in the 2016 period, decreased 0.9%, or $7 per worksite employee per month compared to the 2015 period. This decrease was due in part to lower consulting and professional fees.

•
Depreciation and amortization expense decreased 14.5%, or $3 per worksite employee per month compared to the 2015 period, primarily due to certain acquired assets becoming fully depreciated in 2015 and the sale of our two aircraft in 2015, which eliminated the depreciation on those assets. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Income Tax Expense

Our effective income tax rate was 38.0% in the 2016 period compared to 40.9% in the 2015 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charges recorded during the period. In addition, during first quarter of 2016, as a result of our adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, we recognized an income tax benefit of $1.0 million related to vesting of restricted stock awards. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – New Accounting Pronouncements,” for additional information.

Operating and Net Income

Operating and net income per worksite employee per month was $72 and $44 in the 2016 period, versus $42 and $25 in the 2015 period.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$3,455,077	$3,074,892	12.4%	$7,217,142	$6,315,874	14.3%
Less: Bonus payroll cost	213,224	257,367	(17.2)%	795,537	775,870	2.5%
Non-bonus payroll cost	$3,241,853	$2,817,525	15.1%	$6,421,605	$5,540,004	15.9%

Payroll cost per worksite employee per month (GAAP)	$7,043	$7,161	(1.6)%	$7,473	$7,490	(0.2)%
Less: Bonus payroll cost per worksite employee per month	436	599	(27.2)%	824	920	(10.4)%
Non-bonus payroll cost per worksite employee per month	$6,607	$6,562	0.7%	$6,649	$6,570	1.2%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. Insperity management believes adjusted cash, cash equivalents and marketable securities is a useful measure of the company’s available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	June 30, 2016	December 31, 2015
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$273,454	$279,413
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	121,437	185,719
Customer prepayments	100,728	17,037
Adjusted cash, cash equivalents and marketable securities	$51,289	$76,657

Adjusted operating expenses represent operating expenses excluding the impact of impairment and other charges related to the sale of two aircraft in 2015 and stockholder advisory expenses in both periods. Insperity management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per worksite employee per month data)

Operating expenses (GAAP)	$97,236	$92,002	5.7%	$194,209	$198,342	(2.1)%
Less: Impairment charges and other	—	1,313	—	—	11,120	—
Stockholder advisory expenses	323	398	(18.8)%	323	1,546	(79.1)%
Adjusted operating expenses	$96,913	$90,291	7.3%	$193,886	$185,676	4.4%

Operating expenses per worksite employee per month (GAAP)	$198	$215	(7.9)%	$201	$236	(14.8)%
Less: Impairment charges and other per worksite employee per month	—	3	—	—	13	—
Stockholder advisory expenses per worksite employee per month	1	1	—	—	2	—
Adjusted operating expenses per worksite employee per month	$197	$211	(6.6)%	$201	$221	(9.0)%

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)

Net income (GAAP)	$9,713	$7,314	32.8%	$42,406	$21,101	101.0%
Income tax expense	5,953	4,863	22.4%	25,965	14,603	77.8%
Interest expense	650	124	424.2%	1,287	224	474.6%
Depreciation and amortization	4,176	4,590	(9.0)%	8,447	9,875	(14.5)%
EBITDA	20,492	16,891	21.3%	78,105	45,803	70.5%
Impairment charges and other	—	1,313	—	—	11,120	—
Stock-based compensation	4,761	4,041	17.8%	8,336	6,464	29.0%
Stockholder advisory expenses	323	398	(18.8)%	323	1,546	(79.1)%
Adjusted EBITDA	$25,576	$22,643	13.0%	$86,764	$64,933	33.6%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash impairment and other charges related to the sale of two aircraft in 2015 and stockholder advisory expenses and non-cash stock-based compensation in both periods. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)

Net income (GAAP)	$9,713	$7,314	32.8%	$42,406	$21,101	101.0%

Impairment charges and other	—	1,313	—	—	11,120	—
Stock-based compensation	4,761	4,041	17.8%	8,336	6,464	29.0%
Stockholder advisory expenses	323	398	(18.8)%	323	1,546	(79.1)%
Total non-GAAP adjustments	5,084	5,752	(11.6)%	8,659	19,130	(54.7)%
Tax effect on non-GAAP adjustments	(1,933)	(2,295)	(15.8)%	(3,290)	(7,824)	(57.9)%
Adjusted net income (non-GAAP)	$12,864	$10,771	19.4%	$47,775	$32,407	47.4%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.45	$0.29	55.2%	$1.98	$0.83	138.6%

Impairment charges and other	—	0.05	—	—	0.44	—
Stock-based compensation	0.22	0.16	37.5%	0.39	0.25	56.0%
Stockholder advisory expenses	0.02	0.02	—	0.02	0.06	(66.7)%
Total non-GAAP adjustments	0.24	0.23	4.3%	0.41	0.75	(45.3)%
Tax effect on non-GAAP adjustments	(0.09)	(0.10)	(10.0)%	(0.16)	(0.30)	(46.7)%
Adjusted diluted net income per share of common stock	$0.60	$0.42	42.9%	$2.23	$1.28	74.2%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects, large share repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $273.5 million in cash, cash equivalents and marketable securities at June 30, 2016, of which approximately $121.4 million was payable in early July 2016 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $100.7 million were customer prepayments that were payable in July 2016. At June 30, 2016, we had working capital of $69.9 million compared to $54.3 million at December 31, 2015. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2016. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $200 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of June 30, 2016, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first six months of 2016 was $60.7 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2016, the last business day of the reporting period was a Thursday, client prepayments were $100.7 million and accrued worksite employee payroll was $277.4 million. In the period ended June 30, 2015, the last business day of the reporting period was a Tuesday, client prepayments were $19.4 million and accrued worksite employee payroll was $228.1 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $29.5 million in the first six months of 2016 and $26.7 million in the first six months of 2015. However, our estimate of workers’ compensation incurred claims was $33.8 million in the 2016 period and $31.5 million in the 2015 period. During the first six months of 2016 and 2015, we received $12.8 million and $5.3 million, respectively, for the return of excess claim funds related to the workers’ compensation program. This resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2016, premiums owed and cash funded to United have exceeded the costs of the United plan (the “Plan Costs”), resulting in a $22.9 million surplus, $13.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including additional quarterly premium, owed to United at June 30, 2016, were $23.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Funding rates, as determined by United, resulted in $19.4 million of additional quarterly premium at June 30, 2016 as compared to $0.1 million in additional quarterly premium at June 30, 2015.

•
Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 47.4% to $47.8 million in the six months ended June 30, 2016, compared to $32.4 million in the six months ended June 30, 2015, due to higher gross profit. Please read “Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $4.7 million for the six months ended June 30, 2016, primarily due to property and equipment purchases of $12.6 million, offset by $7.9 million of marketable securities maturities and dispositions, net of purchases.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $53.9 million for the six months ended June 30, 2016, primarily due to the $144.3 million used to repurchase common stock associated with the modified Dutch auction tender offer, which was funded in part with borrowings of $104.4 million under our Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” and Note 6 to the Consolidated Financial Statements, “Stockholders' Equity,” for additional information. In addition, we repurchased $4.8 million in stock and paid $10.0 million in dividends during the six months ended June 30, 2016.

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

As of June 30, 2016, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended June 30, 2016, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)

04/01/2016 – 04/30/2016	—	$—	—	524,332
05/01/2016 – 05/31/2016	329	66.78	—	1,524,332
06/01/2016 – 06/30/2016	—	—	—	1,524,332
Total	329	$66.78	—
 ____________________________________

(1)
During May 2016, 329 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock, including an additional one million shares authorized for repurchase in May 2016. During the three months ended June 30, 2016, no shares were repurchased under the program. As of June 30, 2016, we were authorized to repurchase an additional 1,524,332 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1
Agreement dated as of May 18, 2016, by and among Insperity, Inc. and Starboard Value LP and its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2016).

10.2(+)	*
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company, effective as of January 1, 2016.

10.3(+)	*
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company, effective as of January 1, 2016.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015; (ii) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (iii) the Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2016; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: August 1, 2016	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)