Form 10-Q
period 2016-09-30
INSPERITY, INC.
filed 2016-11-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.
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
Yes ☐ No ☒

As of October 25, 2016, 21,276,834 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$223,550	$269,538
Restricted cash	41,779	37,418
Marketable securities	1,820	9,875
Accounts receivable, net:
Trade	2,918	7,691
Unbilled	235,588	190,715
Other	2,903	2,259
Prepaid insurance	17,596	7,417
Other current assets	18,426	17,135
Income taxes receivable	4,084	—
Total current assets	548,664	542,048

Property and equipment:
Land	5,214	5,214
Buildings and improvements	83,306	70,273
Computer hardware and software	94,901	90,654
Software development costs	50,320	45,762
Furniture, fixtures and other	38,256	39,919
	271,997	251,822
Accumulated depreciation and amortization	(199,260)	(190,063)
Total property and equipment, net	72,737	61,759

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	4,700	3,700
Deposits – workers’ compensation	134,588	136,462
Goodwill and other intangible assets, net	13,213	13,588
Deferred income taxes, net	9,771	16,976
Other assets	2,213	1,379
Total other assets	173,485	181,105
Total assets	$794,886	$784,912

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2016	December 31, 2015
	(Unaudited)
Current liabilities:
Accounts payable	$4,034	$5,381
Payroll taxes and other payroll deductions payable	162,076	205,393
Accrued worksite employee payroll cost	202,502	161,917
Accrued health insurance costs	20,707	13,643
Accrued workers’ compensation costs	43,930	39,053
Accrued corporate payroll and commissions	28,446	39,103
Other accrued liabilities	23,170	20,250
Income taxes payable	—	2,971
Total current liabilities	484,865	487,711

Noncurrent liabilities:
Accrued workers’ compensation costs	136,041	124,746
Long-term debt	104,400	—
Total noncurrent liabilities	240,441	124,746

Commitments and contingencies

Stockholders’ equity:
Common stock	277	308
Additional paid-in capital	7,047	144,701
Treasury stock, at cost	(211,662)	(205,325)
Retained earnings	273,918	232,771
Total stockholders’ equity	69,580	172,455
Total liabilities and stockholders’ equity	$794,886	$784,912

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues (gross billings of $4.314 billion, $3.826 billion, $13.040 billion and $11.469 billion less worksite employee payroll cost of $3.611 billion, $3.200 billion, $10.828 billion and $9.515 billion, respectively)	$702,538	$626,286	$2,212,278	$1,953,603

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	584,742	519,543	1,831,207	1,612,781

Gross profit	117,796	106,743	381,071	340,822

Operating expenses:
Salaries, wages and payroll taxes	56,897	51,329	170,910	158,311
Stock-based compensation	4,191	3,710	12,527	10,174
Commissions	5,030	4,516	13,646	12,923
Advertising	3,540	3,193	13,299	13,257
General and administrative expenses	21,318	19,572	66,356	65,002
Impairment charges and other	—	—	—	11,120
Depreciation and amortization	4,047	4,487	12,494	14,362
	95,023	86,807	289,232	285,149
Operating income	22,773	19,936	91,839	55,673

Other income (expense):
Interest income	335	145	927	336
Interest expense	(628)	(126)	(1,915)	(350)
Income before income tax expense	22,480	19,955	90,851	55,659
Income tax expense	8,415	8,005	34,380	22,608
Net income	$14,065	$11,950	$56,471	$33,051

Less distributed and undistributed earnings allocated to participating securities	(330)	(303)	(1,283)	(822)

Net income allocated to common shares	$13,735	$11,647	$55,188	$32,229

Basic net income per share of common stock	$0.66	$0.48	$2.64	$1.32

Diluted net income per share of common stock	$0.66	$0.48	$2.64	$1.32

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2015	30,758	$308	$144,701	$(205,325)	$232,771	$172,455
Purchase of treasury stock, at cost	—	—	—	(13,913)	—	(13,913)
Repurchase of common stock	(3,014)	(31)	(144,232)	—	—	(144,263)
Exercise of stock options	—	—	(27)	625	—	598
Stock-based compensation expense	—	—	6,153	6,374	—	12,527
Other	—	—	452	577	—	1,029
Dividends paid	—	—	—	—	(15,324)	(15,324)
Net income	—	—	—	—	56,471	56,471
Balance at September 30, 2016	27,744	$277	$7,047	$(211,662)	$273,918	$69,580

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$56,471	$33,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,494	14,362
Impairment charges and other	—	11,120
Amortization of marketable securities	71	733
Stock-based compensation	12,527	10,174
Deferred income taxes	7,205	(7,904)
Changes in operating assets and liabilities:
Restricted cash	(4,361)	984
Accounts receivable	(40,744)	(98,305)
Prepaid insurance	(10,179)	1,124
Other current assets	(1,291)	2,393
Other assets	47	(6,827)
Accounts payable	(1,347)	(2,061)
Payroll taxes and other payroll deductions payable	(43,317)	(60,084)
Accrued worksite employee payroll expense	40,585	59,570
Accrued health insurance costs	7,064	(5,668)
Accrued workers’ compensation costs	16,172	20,246
Accrued corporate payroll, commissions and other accrued liabilities	(9,543)	1,169
Income taxes payable/receivable	(7,055)	247
Total adjustments	(21,672)	(58,727)
Net cash provided by (used in) operating activities	34,799	(25,676)

Cash flows from investing activities:
Marketable securities:
Purchases	(946)	(9,219)
Proceeds from dispositions	7,269	9,483
Proceeds from maturities	1,665	17,869
Property and equipment:
Purchases	(21,302)	(10,039)
Proceeds from sale of aircraft	—	12,159
Net cash provided by (used in) investing activities	(13,314)	20,253

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Purchase of treasury stock	$(13,913)	$(58,557)
Repurchase of common stock	(144,263)	—
Dividends paid	(15,324)	(15,812)
Proceeds from the exercise of stock options	598	374
Income tax benefit from stock-based compensation	—	3,036
Borrowings under long-term debt agreement	124,400	—
Principal repayments	(20,000)	—
Other	1,029	1,011
Net cash used in financing activities	(67,473)	(69,948)

Net decrease in cash and cash equivalents	(45,988)	(75,371)
Cash and cash equivalents at beginning of period	269,538	276,456
Cash and cash equivalents at end of period	$223,550	$201,085

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2015. Our Consolidated Balance Sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at September 30, 2016 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015, and our Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2016, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2016 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $4.5 million as of September 30, 2016, and is reported as a long-term asset. As of September 30, 2016, Plan Costs were less than the net premiums paid and owed to United by $15.7 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $6.7 million difference is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums owed to United at September 30, 2016 were $16.9 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2016 included costs of $4.6 million for changes in estimated run-off related to prior periods.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2016 and 2015, our workers’ compensation costs decreased by $9.1 million and $0.5 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both the 2016 period and the 2015 period was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Beginning balance, January 1,	$162,174	$136,088
Accrued claims	46,967	49,607
Present value discount	(1,785)	(1,816)
Paid claims	(29,537)	(28,735)
Ending balance	$177,819	$155,144

Current portion of accrued claims	$41,778	$43,056
Long-term portion of accrued claims	136,041	112,088
	$177,819	$155,144

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at September 30, 2016 includes $2.2 million of workers’ compensation administrative fees.

As of September 30, 2016 and 2015, the undiscounted accrued workers’ compensation costs were $187.7 million and $164.7 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During the first nine months of 2016 and 2015, we received $12.8 million and $5.3 million, respectively, for the return of excess claim funds related to the workers’ compensation program. This resulted in a net decrease to deposits. As of September 30, 2016, we had restricted cash of $41.8 million and deposits - workers’ compensation of $134.6 million.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. We are currently evaluating the guidance and have not determined the impact this standard may have on our Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based compensation payments, including (i) permitting the election of estimated or actual forfeitures for share grants, (ii) allowing excess tax benefits for share-based payments to be recorded as a reduction of income taxes reflected in operating cash flows in place of excess tax benefits currently recorded in equity and as financing activity in the cash flow statement, and (iii) providing for statutory withholding requirements. This guidance is effective for annual and interim reporting periods for public entities beginning after December 15, 2016; however, it can be elected early in any interim or annual period. We have elected to prospectively adopt this pronouncement for calendar year 2016, resulting in the recognition of an income tax benefit of $1.0 million, or $0.05 per diluted share in the first quarter of 2016 related to excess tax benefits from the vesting of restricted stock awards. Prior to the adoption of this pronouncement excess tax benefits were required to be reported as an increase in additional paid in capital. Prior periods have not been adjusted.

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2016	December 31, 2015
	(in thousands)
Overnight holdings
Money market funds (cash equivalents)	$187,485	$247,720
Investment holdings
Money market funds (cash equivalents)	24,070	26,048
Marketable securities	1,820	9,875
	213,375	283,643
Cash held in demand accounts	25,260	19,377
Outstanding checks	(13,265)	(23,607)
Total cash, cash equivalents and marketable securities	$225,370	$279,413

Cash and cash equivalents	$223,550	$269,538
Marketable securities	1,820	9,875
Total cash, cash equivalents and marketable securities	$225,370	$279,413

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at September 30, 2016 and December 31, 2015, are $148.8 million and $185.7 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $8.7 million and $17.0 million in client prepayments, respectively.

We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	September 30, 2016	Level 1	Level 2	Level 3

Money market funds	$211,555	$211,555	$—	$—
Municipal bonds	1,820	—	1,820	—
Total	$213,375	$211,555	$1,820	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2015	Level 1	Level 2	Level 3

Money market funds	$273,768	$273,768	$—	$—
Municipal bonds	9,875	—	9,875	—
Total	$283,643	$273,768	$9,875	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
September 30, 2016
Municipal bonds	$1,821	$1	$(2)	$1,820

December 31, 2015
Municipal bonds	$9,875	$3	$(3)	$9,875

As of September 30, 2016, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Less than one year	$1,155	$1,155
One to five years	666	665
Total	$1,821	$1,820

4.	Impairment Charges and Other

In the first quarter of 2015, we entered into a plan to sell our two aircraft, and as a result, we recorded impairment and other charges of $9.8 million, representing the difference between the carrying value and the estimated fair value of the assets as well as a provision for potential settlement of a Texas sales and use tax assessment. The fair value of assets held for sale of $13.5 million was determined based on the estimated selling price less costs incurred to sell and was classified as Level 2 in the fair value hierarchy. In July 2015, we received proceeds, net of selling costs, of $12.2 million for both aircraft and recorded an additional $1.3 million impairment charge in the second quarter of 2015. In the first quarter of 2016, we settled the Texas sales and use tax assessment.

5.	Long-Term Debt

We have a revolving credit facility (the “Facility”), which was increased from $125 million to $200 million in the first quarter of 2016. The Facility may be further increased to $250 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In January 2016, we had net borrowings of $104.4 million to fund a portion of the purchase price of our modified Dutch auction tender offer. In addition, as of September 30, 2016, we had an outstanding $1.0 million letter of credit issued under the Facility. As of September 30, 2016, our outstanding balance on the Facility was $104.4 million.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at September 30, 2016 was 2.19%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2016.

The carrying value of our borrowings under the Facility approximates their fair value and was classified as Level 2 in the fair value hierarchy as of September 30, 2016.

6.	Stockholders' Equity

During the first nine months of 2016, we repurchased or withheld an aggregate of 3.2 million shares of our common stock, as described below.

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

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. In May 2016, the Board increased the authorized number of shares to be repurchased under the Repurchase Program by one million. During the nine months ended September 30, 2016, 135,521 shares were repurchased under the Repurchase Program. As of September 30, 2016, we were authorized to repurchase an additional 1,388,811 shares under the Repurchase Program.

Withheld Shares

During the nine months ended, September 30, 2016, we withheld 100,731 shares to satisfy tax withholding obligations for the vesting of restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2016	2015
	(amounts per share)

First quarter	$0.22	$0.19
Second quarter	0.25	0.22
Third quarter	0.25	0.22

 During the nine months ended September 30, 2016 and 2015, we paid dividends totaling $15.3 million and $15.8 million, respectively.

7.	Long-Term Incentive Program

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

The following is a summary of LTIP award activity for 2016:

	Number of Performance Units at Target	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive

Unvested - December 31, 2015	100,900	$52.80	183,401
Granted	118,525	59.13	237,050
Vested	—	—	—
Canceled	(2,550)	52.80	(4,635)
Unvested - September 30, 2016	216,875	56.26	415,816

As of September 30, 2016, we estimate 178,770 shares and 127,429 shares will vest with $4.6 million and $5.4 million in unamortized compensation expense related to the 2015 and 2016 grants, respectively.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Net income	$14,065	$11,950	$56,471	$33,051
Less distributed and undistributed earnings allocated to participating securities	(330)	(303)	(1,283)	(822)
Net income allocated to common shares	$13,735	$11,647	$55,188	$32,229

Weighted average common shares outstanding	20,843	24,030	20,895	24,502
Incremental shares from assumed conversions of common stock options	13	6	11	7
Adjusted weighted average common shares outstanding	20,856	24,036	20,906	24,509

9.	Commitments and Contingencies

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015.

The following table presents certain information related to our results of operations:

	Three Months Ended September 30,
	2016	2015	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $4.314 billion and $3.826 billion, less worksite employee payroll cost of $3.611 billion and $3.200 billion, respectively)	$702,538	$626,286	12.2%
Gross profit	117,796	106,743	10.4%
Operating expenses	95,023	86,807	9.4%
Operating income	22,773	19,936	14.2%
Other income (expense)	(293)	19	—
Net income	14,065	11,950	17.7%
Diluted net income per share of common stock	0.66	0.48	37.5%
Adjusted net income(1)	16,687	14,171	17.8%
Adjusted diluted net income per share of common stock(1)	0.78	0.57	36.8%
Adjusted EBITDA(1)	31,346	28,278	10.8%

Statistical Data:
Average number of worksite employees paid per month	168,909	149,086	13.3%
Revenues per worksite employee per month(2)	$1,386	$1,400	(1.0)%
Gross profit per worksite employee per month	232	239	(2.9)%
Operating expenses per worksite employee per month	187	194	(3.6)%
Operating income per worksite employee per month	45	45	—
Net income per worksite employee per month	28	27	3.7%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $8,513 and $8,555 per worksite employee per month, less payroll cost of $7,127 and $7,155 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2016 increased 12.2% over the 2015 period, primarily due to a 13.3% increase in the average number of worksite employees paid per month, partially offset by a 1.0%, or $14, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the quarters ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	% Change	2016	2015
	(in thousands)			(% of total revenue)

Northeast	$178,159	$156,700	13.7%	25.8%	25.5%
Southeast	78,854	64,420	22.4%	11.4%	10.5%
Central	111,458	95,628	16.6%	16.2%	15.6%
Southwest	163,314	155,581	5.0%	23.7%	25.4%
West	157,772	141,353	11.6%	22.9%	23.0%
	689,557	613,682	12.4%	100.0%	100.0%
Other revenue(1)	12,981	12,604	3.0%
Total revenue	$702,538	$626,286	12.2%
_____________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended September 30,
	2016	2015

Texas	22.1%	23.6%
California	18.0%	18.3%
New York	9.1%	9.4%
Other	50.8%	48.7%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2016, we saw improvement in worksite employees paid from new client sales, while net change in existing clients declined and client retention was consistent with 2015.

Gross Profit

Gross profit for the third quarter of 2016 increased 10.4% over the third quarter of 2015 to $117.8 million. The average gross profit per worksite employee decreased 2.9% to $232 per month in the 2016 period from $239 per month in the 2015 period. Included in gross profit in the 2016 period is a $17 per worksite employee per month contribution from our other products and services offerings compared to $18 per worksite employee per month in the 2015 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the third quarter of 2016 decreased 1.0% compared to the third quarter of 2015. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.6% to $1,154 per worksite employee per month in the third quarter of 2016 compared to $1,161 in the third quarter of 2015. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $14 per worksite employee per month, or 4.0% on a cost per covered employee basis, compared to the third quarter of 2015. Included in 2016 benefits costs is a charge of $2.8 million, or $6 per worksite employee per month, for changes in estimated claims run-off related to prior periods. The percentage of worksite employees covered under our health insurance plans was 68.5% in the 2016 period compared to 69.7% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 24.6%, or $15 per worksite employee per month, compared to the third quarter of 2015. In the third quarter of 2016, as a result of closing out claims at lower than expected costs, we recorded reductions in workers’ compensation costs of $7.1 million, or 0.21% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.46% in the 2016 period compared to 0.70% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 12.0% in part due to a 12.9% increase in payroll costs, but decreased $5 on a per worksite employee per month basis, compared to the third quarter of 2015. Payroll taxes as a percentage of payroll costs were 6.2% in 2016 and 6.3% in 2015.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$56,897	$51,329	10.8%	$112	$115	(2.6)%
Stock-based compensation	4,191	3,710	13.0%	8	8	—
Commissions	5,030	4,516	11.4%	10	10	—
Advertising	3,540	3,193	10.9%	7	7	—
General and administrative expenses	21,318	19,572	8.9%	42	44	(4.5)%
Depreciation and amortization	4,047	4,487	(9.8)%	8	10	(20.0)%
Total operating expenses	$95,023	$86,807	9.4%	$187	$194	(3.6)%

Operating expenses increased 9.4% to $95.0 million compared to $86.8 million in the third quarter of 2015. Operating expenses per worksite employee per month decreased to $187 in the 2016 period from $194 in the 2015 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 10.8%, but decreased $3 on a per worksite employee per month basis, compared to the 2015 period. This increase was primarily due to a 6.1% increase in corporate headcount, including an 8.5% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased 13.0%, but remained flat on a per worksite employee per month basis, compared to the 2015 period. This increase was primarily due to awards issued under the Insperity, Inc. Long-Term Incentive Program (the “LTIP”). Please read Note 7 to the Consolidated Financial Statements, “Long-Term Incentive Program,” for additional information.

•
Commissions expense increased 11.4%, but remained flat on a per worksite employee per month basis, compared to the 2015 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•
Advertising costs increased 10.9%, but remained flat on a per worksite employee per month basis, compared to the 2015 period. The increase was primarily due to increased spending on internet advertising and sponsorships.

•
General and administrative expenses increased 8.9%, but decreased $2 on a per worksite employee per month basis, compared to the 2015 period. The increase was primarily due to increased software maintenance costs, professional services expenses and rent expense on newly leased facilities.

•	Depreciation and amortization expense decreased 9.8%, or $2 per worksite employee per month, compared to the 2015 period, primarily due to certain acquired assets becoming fully depreciated in 2015.

Income Tax Expense

Our effective income tax rate was 37.4% in the 2016 period compared to 40.1% in the 2015 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $45 and $28 in the 2016 period, versus $45 and $27 in the 2015 period.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015.

The following table presents certain information related to our results of operations:

	Nine Months Ended September 30,
	2016	2015		% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $13.040 billion and $11.469 billion, less worksite employee payroll cost of $10.828 billion and $9.515 billion, respectively)	$2,212,278	$1,953,603		13.2%
Gross profit	381,071	340,822		11.8%
Operating expenses	289,232	285,149	(1)	1.4%
Operating income	91,839	55,673		65.0%
Other expense	(988)	(14)		—
Net income	56,471	33,051		70.9%
Diluted net income per share of common stock	2.64	1.32		100.0%
Adjusted net income(2)	64,463	46,578		38.4%
Adjusted diluted net income per share of common stock(2)	3.01	1.86		61.8%
Adjusted EBITDA(2)	118,110	93,211		26.7%

Statistical Data:
Average number of worksite employees paid per month	163,607	143,392		14.1%
Revenues per worksite employee per month(3)	$1,502	$1,514		(0.8)%
Gross profit per worksite employee per month	259	264		(1.9)%
Operating expenses per worksite employee per month	197	221		(10.9)%
Operating income per worksite employee per month	62	43		44.2%
Net income per worksite employee per month	38	26		46.2%
 ____________________________________

(1)
Includes non-cash impairment and other charges of $11.1 million, or an after-tax effect of $0.26 per share in the 2015 period. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(2)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $8,856 and $8,887 per worksite employee per month, less payroll cost of $7,354 and $7,373 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2016 increased 13.2% over the 2015 period, primarily due to a 14.1% increase in the average number of worksite employees paid per month, partially offset by a 0.8%, or $12, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions revenue for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015
	(in thousands)			(% of total revenue)

Northeast	$566,317	$500,899	13.1%	26.0%	26.1%
Southeast	236,393	193,970	21.9%	10.9%	10.1%
Central	349,966	294,464	18.8%	16.1%	15.4%
Southwest	519,147	489,790	6.0%	23.9%	25.5%
West	502,417	438,758	14.5%	23.1%	22.9%
	2,174,240	1,917,881	13.4%	100.0%	100.0%
Other revenue(1)	38,038	35,722	6.5%
Total revenue	$2,212,278	$1,953,603	13.2%
______________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Nine Months Ended September 30,
	2016	2015

Texas	22.3%	23.8%
California	18.4%	18.2%
New York	9.5%	9.7%
Other	49.8%	48.3%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first nine months of 2016, we saw improvement in worksite employees paid from new client sales and client retention, while net change in existing clients declined as compared to the first nine months of 2015.

Gross Profit

Gross profit for the first nine months of 2016 increased 11.81% over the first nine months of 2015 to $381.1 million. The average gross profit per worksite employee decreased 1.9% to $259 per month in the 2016 period from $264 per month in the 2015 period. Included in gross profit is a $17 per worksite employee per month contribution from our other products and services offerings in both the 2016 and 2015 periods.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first nine months of 2016 decreased 0.8% compared to the first nine months of 2015. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.6% to $1,243 per worksite employee per month in the first nine months of 2016 compared to $1,250 in the first nine months of 2015. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $5 per worksite employee per month, or 2.8% on a cost per covered employee basis, compared to the first nine months of 2015. Included in 2016 benefits costs is a charge of $4.6 million, or $3 per worksite employee per month, for changes in estimated claim run-off related to prior periods. Benefits costs incurred in the first nine months of 2015 reflect reductions in estimated claims run-off related to prior periods of $0.8 million, or $1 per worksite employee per month. The percentage of worksite employees covered under our health insurance plans was 69.2% in the 2016 period compared to 70.5% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 2.5% , or $7 per worksite employee per month, compared to the first nine months of 2015. In the first nine months of 2016, we recorded reductions in workers’ compensation costs of $9.1 million, or 0.09% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.59% in the 2016 period compared to 0.70% in the 2015 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 13.4% in part due to a 13.8% increase in payroll costs, but decreased $3 on a per worksite employee per month basis, compared to the first nine months of 2015. Payroll taxes as a percentage of payroll costs were 7.3% in both the 2016 and 2015 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$170,910	$158,311	8.0%	$116	$123	(5.7)%
Stock-based compensation	12,527	10,174	23.1%	9	8	12.5%
Commissions	13,646	12,923	5.6%	9	10	(10.0)%
Advertising	13,299	13,257	0.3%	9	10	(10.0)%
General and administrative expenses	66,356	65,002	2.1%	45	50	(10.0)%
Impairment charges and other	—	11,120	(100.0)%	—	9	(100.0)%
Depreciation and amortization	12,494	14,362	(13.0)%	9	11	(18.2)%
Total operating expenses	$289,232	$285,149	1.4%	$197	$221	(10.9)%

Operating expenses increased 1.4% to $289.2 million compared to $285.1 million in the first nine months of 2015. Operating expenses per worksite employee per month decreased to $197 in the 2016 period from $221 in the 2015 period. We recorded impairment and other charges of $11.1 million during first nine months of 2015. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information. Adjusted operating expenses increased 6.0% to $288.9 million in the 2016 period from $272.5 million in the 2015 period. Please read “—Non-GAAP Financial Measures” for additional information. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 8.0%, but decreased $7 on a per worksite employee per month basis, compared to the 2015 period. This increase was primarily due to a 5.2% increase in corporate headcount, including a 10.5% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased 23.1%, or $1 per worksite employee per month, compared to the 2015 period. This increase was primarily due to awards issued under the LTIP. Please read Note 7 to the Consolidated Financial Statements, “Long-Term Incentive Program,” for additional information.

•
Commissions expense increased 5.6%, but decreased $1 on a per worksite employee per month basis, compared to the 2015 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs increased 0.3%, but decreased $1 on a per worksite employee per month basis, compared to the 2015 period.

•
General and administrative expenses, which includes $0.3 million and $1.5 million in stockholder advisory expenses in the 2016 and 2015 periods, respectively, increased 2.1%, but decreased $5 on a per worksite employee per month basis compared to the 2015 period.

•
Depreciation and amortization expense decreased 13.0%, or $2 per worksite employee per month, compared to the 2015 period, primarily due to certain acquired assets becoming fully depreciated in 2015 and the sale of our two aircraft in 2015, which eliminated the depreciation on those assets. Please read Note 4 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Income Tax Expense

Our effective income tax rate was 37.8% in the 2016 period compared to 40.6% in the 2015 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, and the effects of the impairment charges recorded during the period. In addition, during first quarter of 2016, as a result of our adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, we recognized an income tax benefit of $1.0 million related to the vesting of restricted stock awards. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – New Accounting Pronouncements,” for additional information.

Operating and Net Income

Operating and net income per worksite employee per month was $62 and $38 in the 2016 period, versus $43 and $26 in the 2015 period.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$3,611,159	$3,199,788	12.9%	$10,828,301	$9,515,662	13.8%
Less: Bonus payroll cost	255,112	262,445	(2.8)%	1,050,649	1,038,315	1.2%
Non-bonus payroll cost	$3,356,047	$2,937,343	14.3%	$9,777,652	$8,477,347	15.3%

Payroll cost per worksite employee per month (GAAP)	$7,127	$7,155	(0.4)%	$7,354	$7,373	(0.3)%
Less: Bonus payroll cost per worksite employee per month	504	588	(14.3)%	714	805	(11.3)%
Non-bonus payroll cost per worksite employee per month	$6,623	$6,567	0.9%	$6,640	$6,568	1.1%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. Insperity management believes adjusted cash, cash equivalents and marketable securities is a useful measure of the company’s available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	September 30, 2016	December 31, 2015
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$225,370	$279,413
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	148,789	185,719
Customer prepayments	8,661	17,037
Adjusted cash, cash equivalents and marketable securities	$67,920	$76,657

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

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per worksite employee per month data)

Operating expenses (GAAP)	$95,023	$86,807	9.4%	$289,232	$285,149	1.4%
Less: Impairment charges and other	—	—	—	—	11,120	(100.0)%
Stockholder advisory expenses	—	—	—	323	1,546	(79.1)%
Adjusted operating expenses	$95,023	$86,807	9.4%	$288,909	$272,483	6.0%

Operating expenses per worksite employee per month (GAAP)	$187	$194	(3.6)%	$197	$221	(10.9)%
Less: Impairment charges and other per worksite employee per month	—	—	—	—	9	(100.0)%
Stockholder advisory expenses per worksite employee per month	—	—	—	—	1	(100.0)%
Adjusted operating expenses per worksite employee per month	$187	$194	(3.6)%	$197	$211	(6.6)%

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per worksite employee per month data)

Net income (GAAP)	$14,065	$11,950	17.7%	$56,471	$33,051	70.9%
Income tax expense	8,415	8,005	5.1%	34,380	22,608	52.1%
Interest expense	628	126	398.4%	1,915	350	447.1%
Depreciation and amortization	4,047	4,487	(9.8)%	12,494	14,362	(13.0)%
EBITDA	27,155	24,568	10.5%	105,260	70,371	49.6%
Impairment charges and other	—	—	—	—	11,120	(100.0)%
Stock-based compensation	4,191	3,710	13.0%	12,527	10,174	23.1%
Stockholder advisory expenses	—	—	—	323	1,546	(79.1)%
Adjusted EBITDA	$31,346	$28,278	10.8%	$118,110	$93,211	26.7%

Net income per worksite employee per month (GAAP)	$28	$27	3.7%	$38	$26	46.2%
Income tax expense per worksite employee per month	17	18	(5.6)%	23	18	27.8%
Interest expense per worksite employee per month	1	—	—	1	—	—
Depreciation and amortization per worksite employee per month	8	10	(20.0)%	9	11	(18.2)%
EBITDA per worksite employee per month	54	55	(1.8)%	71	55	29.1%
Impairment charges and other per worksite employee per month	—	—	—	—	9	(100.0)%
Stock-based compensation per worksite employee per month	8	8	—	9	7	28.6%
Stockholder advisory expenses per worksite employee per month	—	—	—	—	1	(100.0)%
Adjusted EBITDA per worksite employee per month	$62	$63	(1.6)%	$80	$72	11.1%

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

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)

Net income (GAAP)	$14,065	$11,950	17.7%	$56,471	$33,051	70.9%

Impairment charges and other	—	—	—	—	11,120	(100.0)%
Stock-based compensation	4,191	3,710	13.0%	12,527	10,174	23.1%
Stockholder advisory expenses	—	—	—	323	1,546	(79.1)%
Total non-GAAP adjustments	4,191	3,710	13.0%	12,850	22,840	(43.7)%
Tax effect on non-GAAP adjustments	(1,569)	(1,489)	5.4%	(4,858)	(9,313)	(47.8)%
Adjusted net income (non-GAAP)	$16,687	$14,171	17.8%	$64,463	$46,578	38.4%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.66	$0.48	37.5%	$2.64	$1.32	100.0%

Impairment charges and other	—	—	—	—	0.44	(100.0)%
Stock-based compensation	0.20	0.15	33.3%	0.59	0.40	47.5%
Stockholder advisory expenses	—	—	—	0.02	0.06	(66.7)%
Total non-GAAP adjustments	0.20	0.15	33.3%	0.61	0.90	(32.2)%
Tax effect on non-GAAP adjustments	(0.08)	(0.06)	33.3%	(0.24)	(0.36)	(33.3)%
Adjusted diluted net income per share of common stock	$0.78	$0.57	36.8%	$3.01	$1.86	61.8%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects, large share repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $225.4 million in cash, cash equivalents and marketable securities at September 30, 2016, of which approximately $148.8 million was payable in early October 2016 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $8.7 million were customer prepayments that were payable in October 2016. At September 30, 2016, we had working capital of $63.8 million compared to $54.3 million at December 31, 2015. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2016. We will rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $200 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of September 30, 2016, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first nine months of 2016 was $34.8 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2016, the last business day of the reporting period was a Friday, client prepayments were $8.7 million and accrued worksite employee payroll was $202.5 million. In the period ended June 30, 2016, the last business day of the reporting period was a Thursday, client prepayments were $100.7 million and accrued worksite employee payroll was $277.4 million

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $44.2 million in the first nine months of 2016 and $40.1 million in the first nine months of 2015. However, our estimate of workers’ compensation incurred claims was $45.2 million in the 2016 period and $47.8 million in the 2015 period. During the first nine months of 2016 and 2015, we received $12.8 million and $5.3 million, respectively, for the return of excess claim funds related to the workers’ compensation program. This resulted in an increase to working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2016, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $15.7 million surplus, $6.7 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including additional quarterly premium, owed to United at September 30, 2016, were $16.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. Funding rates, as determined by United, resulted in $14.1 million of additional quarterly premium at September 30, 2016 as compared to $6.2 million of additional quarterly premium at September 30, 2015.

•
Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 38.4% to $64.5 million in the nine months ended September 30, 2016, compared to $46.6 million in the nine months ended September 30, 2015, due to higher gross profit. Please read “Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $13.3 million for the nine months ended September 30, 2016, primarily due to property and equipment purchases of $21.3 million, offset by $8.0 million of marketable securities maturities and dispositions, net of purchases. The increase in property and equipment purchases related to the construction of a new facility located on our corporate campus for the nine months ended September 30, 2016 was approximately $10.5 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $67.5 million for the nine months ended September 30, 2016, primarily due to the $144.3 million used to repurchase common stock associated with the modified Dutch auction tender offer, which was funded in part with borrowings of $104.4 million under our Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” and Note 6 to the Consolidated Financial Statements, “Stockholders' Equity,” for additional information. In addition, we repurchased $13.9 million in stock and paid $15.3 million in dividends during the nine months ended September 30, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate.

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

As of September 30, 2016, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 9 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) adverse economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation insurance at expiration of current contracts; (iv) cancellation of client contracts on short notice, or the inability to renew client contracts or attract new clients; (v) vulnerability to regional economic factors because of our geographic market concentration; (vi) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (vii) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (viii) the impact of the competitive environment in the PEO industry on our growth and/or profitability; (ix) our liability for worksite employee payroll, payroll taxes and benefits costs; (x) our liability for disclosure of sensitive or private information; (xi) our ability to integrate or realize expected returns on our acquisitions; (xii) failure of our information technology systems; (xiii) an adverse final judgment or settlement of claims against Insperity; and (xiv) disruptions to our business resulting from the actions of certain stockholders. These factors are discussed in further detail in our 2015 Annual Report on Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

Except to the extent otherwise required by federal securities law, we do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended September 30, 2016, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)

07/01/2016 – 07/31/2016	108	$77.46	—	1,524,332
08/01/2016 – 08/31/2016	37,350	67.06	37,350	1,486,982
09/01/2016 – 09/30/2016	98,199	67.32	98,171	1,388,811
Total	135,657	$67.25	135,521
 ____________________________________

(1)
During the three months ended September 30, 2016, 136 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock, including an additional one million shares authorized for repurchase in May 2016. During the three months ended September 30, 2016, 135,521 shares were repurchased under the program. As of September 30, 2016, we were authorized to repurchase an additional 1,388,811 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015; (ii) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (iii) the Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2016; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: November 1, 2016	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)