Form 10-K
period 2016-12-31
INSPERITY, INC.
filed 2017-02-13
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.
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
Yes ☐   No ☒

As of February 6, 2017, 21,001,016 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.  As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2016 closing price of the common stock as reported by the New York Stock Exchange) was approximately $1.4 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2017 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

PART I

Unless otherwise indicated, “Insperity,” “we,” “our” and “us” are used in this annual report to refer to Insperity, Inc. and its consolidated subsidiaries.  This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions.  In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings or other operating results.  We base the forward-looking statements on our current expectations, estimates and projections.  We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Therefore, the actual results of the future events described in such forward-looking statements in this annual report, or elsewhere, could differ materially from those stated in such forward-looking statements.  Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this annual report, including, without limitation, factors discussed in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.   BUSINESS.

General

We provide an array of human resources (“HR”) and business solutions designed to help improve business performance.  Since our formation in 1986, we have evolved from being solely a professional employer organization (“PEO”), an industry we pioneered, to our current position as a comprehensive business performance solutions provider.

Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients.  Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services, along with our cloud-based human capital management platform, the Employee Service CenterSM (“ESC”). Our Workforce Optimization solution is our most comprehensive HR outsourcing solution and is our primary offering. Our Workforce Synchronization solution, which is generally offered only to our middle market client segment, is a lower cost offering with a longer commitment that includes the same compliance and administrative services as our Workforce Optimization solution and makes available, for an additional fee, the strategic HR products and organizational development services that are included with our Workforce Optimization solution.

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial and Expense Management Services, Retirement Services and Insurance Services, many of which are offered via desktop applications and cloud-based delivery models.  These other products and services are offered separately, along with our PEO HR Outsourcing solutions or as a bundle, such as our new Workforce AdministrationTM solution that provides a comprehensive human capital management and payroll service solution.

Our PEO HR Outsourcing solutions are designed to improve the productivity and profitability of small and medium-sized businesses.  These solutions relieve business owners and key executives of many employer-related administrative and regulatory burdens, which enables them to focus on the core competencies of their businesses.  Our PEO HR Outsourcing solutions also promote employee performance through human resources management techniques designed to improve employee satisfaction. We enter into a Client Service Agreement (“CSA”) with each of our PEO HR Outsourcing solutions clients, under which we and our client act as co-employers of the employees who work at the client’s worksite (“worksite employees”). Under the CSA, we assume responsibility for personnel administration and assist our clients in complying with employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for various other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The comprehensive service fee consists of the payroll of our worksite employees plus an additional amount reflected as a percentage of the payroll cost of the worksite employees.

We accomplish the objectives of our PEO HR Outsourcing solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. For transactional processing, we employ a high-tech approach that utilizes the ESC, our cloud-based PEO HR Outsourcing solutions portal, to provide an online platform through which our clients, worksite employees and we manage worksite employee information, payroll, benefits and retirement solutions, creating efficiencies for all parties. In addition, the ESC is designed to provide automated, personalized PEO HR Outsourcing solutions to our clients and worksite employees.

As of December 31, 2016, we had 61 offices, including 54 PEO HR Outsourcing solutions sales offices in 27 markets. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 27 sales markets, which serviced an average of 172,578 worksite employees per month in the fourth quarter of 2016. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.

We were organized as a corporation in 1986. Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339.  Our telephone number at that address is (281) 358-8986, and our website address is www.insperity.com.  Our stock is traded on the New York Stock Exchange under the symbol “NSP.”  We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the standing committees of our Board of Directors (the “Board”) and other documents related to our corporate governance, including our Code of Conduct. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters and other governance documents and filings can be requested by writing to our corporate secretary at the address above.

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

In 2014, the Small Business Efficiency Act (“SBEA”) was enacted. The SBEA created a federal regulatory framework for the payment of wages to worksite employees and the reporting and remittance of payroll taxes on those wages paid by PEOs certified under the statute (“CPEOs”). We actively supported the enactment of this law. The SBEA clarifies that a CPEO, rather than the client, will be treated as the employer for purposes of reporting and remitting payroll taxes. It also clarifies that a CPEO shall be treated as a successor employer for purposes of the wage base of worksite employees on which federal payroll taxes are applied. In addition, the law clarifies that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. The SBEA has a stated effective date of January 1, 2016 and instructed the Secretary of the Treasury to establish a certification program not later than July 1, 2015. However, the Internal Revenue Service (“IRS”) delayed the implementation of the certification program and is still in the process of finalizing the regulations and requirements relative to becoming a CPEO and maintaining CPEO status once obtained. In 2016, we filed an application with the IRS to become a CPEO. We have been in the process of modifying our internal processes and systems in order to comply with the expected requirements of being a CPEO. The cost of implementation and compliance with the new law is not expected to be material to our financial position or results of operations.

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

While these laws and regulations are complex, and in some instances overlapping, we assist our PEO HR Outsourcing solutions clients in complying with these laws and regulations by providing services in the categories set forth below:

Administrative Functions. Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and regulatory compliance. Specific examples include:

•	payroll processing

•	payroll tax deposits

•	quarterly payroll tax reporting

•	employee file maintenance

•	unemployment claims processing

•	workers’ compensation claims reporting and monitoring

Benefit Plans Administration. We maintain several benefit plans for eligible worksite employees including the following:

•	a group health plan

•	a health savings account program

•	a health care flexible spending account plan

•	an educational assistance program

•	an adoption assistance program

•	group term life insurance

•	group universal life insurance

•	accidental death and dismemberment insurance

•	short-term and long-term disability insurance

•	a 401(k) retirement plan

•	cafeteria plans for group health and health savings account contributions

The group health plan includes medical, dental, vision and prescription drug coverage, as well as a work-life program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of these benefits to worksite and corporate employees. COBRA coverage is extended to eligible terminated worksite employees and other eligible individuals, in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees.  As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.

Employee Service Center. The ESC is our cloud-based human capital management platform for our PEO HR Outsourcing solutions. The ESC is designed to provide role-based access to a wide range of human capital management functions, along with personalized content to the managers, owners and worksite employees of our PEO HR Outsourcing solutions clients, including:

For managers and client owners:

•	WebPayroll for the submission, approval and reporting of payroll data

•	tools to manage the onboarding of new employees

•	employee administration functions such as viewing or changing information about employees

•	access to client-specific compliance-related information relevant to many HR areas, including the Affordable Care Act

•	a reporting and analytics tool to create, view, save and export reports and data about employees

•	ability to manage employee time and attendance information, absences and paid time off

•	access to Talent Management tools in the areas of Recruiting, Performance Management and Learning Management

•	access to a library of online human resources forms

•	access to a wide range of best-practices human resources management content

•	through Insperity Mobile, access to review and approve payroll transactions and employee time entry from most mobile devices

For worksite employees:

•	access to view, edit and change a range of employee profile information

•	online check stubs, pay history reports and W-2s

•	employee-specific benefits content, including summary plan descriptions and enrollment status

•	access to 401(k) retirement plan information through the Retirement Service Center powered by Insperity

•	e-Learning web-based training

•	links to benefits providers and other key vendors

•	performance management tools including self-reviews and review history

•	ability to submit time and attendance information, absences and paid time off requests

•	access to view a wide range of employee-specific information such as pay stub, insurance coverage and ID card, 401(k) balances and other commonly accessed data through Insperity Mobile

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

Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or of both the client and us, we may assist our clients in managing and limiting exposure. This assistance includes first-time and ongoing safety-related risk management reviews as well as the implementation by our clients of safety programs designed to reduce workplace accidents and, consequently, workers’ compensation claims. We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and we assist with termination decisions when consulted to attempt to minimize liability on those grounds. While we do not provide legal services to our clients, we employ in-house and external counsel who specialize in several areas of employment law, have broad experience in disputes concerning the employer/employee relationship and provide support to our internal human resources professionals. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor changing government laws and regulations, and notify clients of the potential effect of such changes on employer liability.

MarketPlaceSM provided by Insperity®. Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an e-commerce portal that brings a wide range of products and services to our clients, worksite employees and their families. Through MarketPlace, which is provided through the ESC, our clients also have the opportunity to offer their products and services to other clients and worksite employees.

Middle Market Solutions™. We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 2,000 worksite employees, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management and consulting staff who concentrate solely on the middle market sector. In addition, we have service personnel who have been trained and specialize in the middle market sector. Our average number of worksite employees per month with our middle market clients increased 19.6% over 2015, representing approximately 24.5% of our total paid worksite employees during 2016.

Other Product and Services Offerings

Our other product and services offerings expand the type of business performance improvement services we offer to our current and prospective clients and are designed to increase our overall client base by providing products and services that can be offered separately from our PEO HR Outsourcing solutions. We also strive to leverage our relationships with clients of our other products and services to cross-sell our PEO HR Outsourcing solutions as well as additional products and services.  We offer all of our products and services to both PEO HR Outsourcing solutions clients and non-PEO HR Outsourcing solutions clients, with the exception of our new Workforce AdministrationTM solution that offers human capital management and payroll services, which is offered separately to non-PEO HR Outsourcing solutions clients because comparable solutions are already included within the PEO HR Outsourcing solutions.

During 2016 and 2015, revenues from our other products and services offerings as a percentage of our total revenues were 1.4% and 1.6%, respectively. Also during 2016 and 2015, our gross profit from our other products and services offerings as a percentage of our total gross profit was 6.5% and 6.8%, respectively.

The following are the key components of our other products and services, which are offered separately or as a bundle:

Traditional Payroll and Human Capital Management. In 2016, we began offering our Insperity Workforce Administration solution, a new comprehensive human capital management and payroll services solution. This cloud-based solution is a unified human resources suite that includes payroll, HR administration and employee onboarding, benefits administration, performance management, time and attendance and other HR tools, as well as reporting and analytics. Our customers utilizing our legacy human capital management and payroll solutions are being migrated to Workforce Administration. Our payroll services team supports our clients who select this solution.

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

Insurance Services. Our Insurance Services solutions offer assistance through our licensed insurance agency to small and medium-sized businesses in all 50 states to secure affordable, customizable business insurance packages and life, health and disability insurance policies. Our licensed agents regularly assist our Workforce Administration and other Human Capital Management and Payroll Services clients to secure corporate and health insurance. Insurance Services also assists individuals in obtaining insurance coverages.

Client Service Agreement

All PEO HR Outsourcing solutions clients execute a CSA with us.  The CSA provides for an ongoing relationship between Insperity and the PEO HR Outsourcing solutions client.  For most clients, the CSA generally is an annual contract subject to earlier termination by Insperity or the client upon 30 days’ written notice or upon shorter notice in the event of default. CSAs for our middle market clients are generally two-year contracts, subject to earlier termination by clients upon payment of a termination fee or otherwise by the parties upon an event of default.  The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes and statutory changes that affect our costs.  Under the CSA, clients active in January of any year are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs.  This practice aligns clients’ payments to us with our obligations to make payments to tax authorities, which are higher in the earlier part of the year and decrease as limits on wages subject to payroll tax are reached.  New clients enrolling subsequent to January of any year are invoiced at a relatively constant rate throughout the remaining portion of the year, generally resulting in improving profitability for us over the course of the year for those clients because of the typical pattern of incurred payroll tax costs.

The CSA also establishes the division of responsibilities between us and the client as co-employers.  Pursuant to the CSA, we are responsible for personnel administration and for compliance with certain employment-related government regulations.  In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our worksite employees and responsibility for providing specified employee benefits to such persons.  These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee. Instead, as a result of our employment relationship with each of our worksite employees, we are liable for payment of salary and wages to the worksite employees as reported by the client and are responsible for providing specified employee benefits to such persons regardless of whether the client pays the associated comprehensive service fee.  The client retains the employees’ services and remains liable for complying with certain government regulations that require control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume.  A third group of responsibilities and liabilities are assumed by both Insperity and the client where such concurrent responsibility is appropriate.  The specific division of applicable responsibilities under our CSAs generally is as follows:

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

•	Offering benefits under Insperity-sponsored employee benefit plans that comply with PPACA requirements

•	Employee benefits administration of plans sponsored solely by Insperity

Client

•	Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence and severance payments

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation

•	Ownership and protection of all client intellectual property rights

•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA and state and local equivalents and compliance with government contracting provisions

•	Compliance with federal, state and local pay or play health care mandates and all such other similar federal, state and local legislation

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits

•	Professional licensing requirements, fidelity bonding and professional liability insurance

•	Products produced and/or services provided

•	COBRA, HIPAA, PPACA, the Code and ERISA compliance for client-sponsored benefit plans

Concurrent

•	Implementation of policies and practices relating to the employee/employer relationship

•
Compliance with all federal, state and local employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act and immigration laws and regulations

We maintain employment practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims. Our incurred costs in excess of annual premiums with respect to this exposure have historically been insignificant to our operating results.

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

PEO HR Outsourcing Solutions Clients

Insperity’s PEO HR Outsourcing solutions provide value-added, full-service human resources solutions we believe are most suitable to a specific segment of the small and medium-sized business community.  We target successful businesses with approximately 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resources practices. We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community in terms of worksite employees.  We serve clients and worksite employees located throughout the United States.  By region, our 2016 revenue change compared to 2015 and revenue distribution for the year ended December 31, 2016, was as follows:

	Revenue Change	% of Total Revenues
Northeast	13.4%	26.0%
Southeast	21.4%	11.0%
Central	18.4%	16.2%
Southwest	6.0%	23.9%
West	13.3%	22.9%

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

Our PEO HR Outsourcing solutions client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base
Computer and information services	18%
Management, administration and consulting services	15%
Finance, insurance and real estate	14%
Manufacturing	10%
Wholesale trade	8%
Engineering, accounting and legal services	8%
Medical services	7%
Retail trade	4%
Not-for-profit and similar organizations	5%
Construction	4%
Other	7%

This diverse client base lowers our exposure to downturns or volatility in any particular industry.  However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.

We focus heavily on client retention.  During 2016 and 2015, our retention rate was approximately 86% and 84%, respectively. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was approximately 82%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger, or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.

Marketing and Sales

As of December 31, 2016, we had 54 PEO HR Outsourcing solutions sales offices located in 27 markets.  Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.  Insperity’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date
Houston	5	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	5	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	3	1995
Washington D.C.	2	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	4	1999
Maryland	2	2000
New Jersey	2	2000
San Diego	1	2001
Boston	2	2001
Minneapolis	2	2002
Raleigh	1	2006
Kansas City	1	2007
Columbus	1	2010
Nashville	1	2011
Philadelphia	1	2012
Seattle	1	2015
Indianapolis	1	2016

We identify markets using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weighs various criteria that, based on our experience, we believe are reliable predictors of successful penetration. Among the factors we consider are:

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

We develop a mix of national and local advertising media and a placement strategy tailored to each individual market.  After selecting a market and developing our marketing mix, but prior to entering the market, we engage in an organized media and public relations campaign to prepare the market for our entry and to begin the process of generating sales leads.  We market our services through various business promotions and a broad range of media outlets, including the Internet, television, radio, newspapers, periodicals and direct mail.  We employ public relations firms for most of our markets as well as advertising consultants to coordinate and implement our marketing campaigns.  We have developed an inventory of television, radio and newsprint advertisements, which are utilized in this effort.

We routinely seek to develop new marketing approaches and campaigns to capitalize on changes in the competitive landscape for our human resources services and to more successfully reach our target market.  We have an agreement with the Professional Golf Association Champions Tour to be the title sponsor of the annual Insperity Invitational™ presented by UnitedHealthcare® professional golf tournament held annually in The Woodlands, Texas (a suburb of Houston).  In addition, we have an arrangement with Jim Nantz, a sports commentator, to serve as our national spokesperson.  Our marketing campaigns use this event and the relationship with Mr. Nantz as a focal point of our brand marketing efforts.

Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, referrals, marketing alliances and the Internet.  These leads result in initial presentations to prospective PEO HR Outsourcing solutions clients, and ultimately, prospective PEO HR Outsourcing solutions client census reports.  A prospective PEO HR Outsourcing solutions client’s census report reflects information gathered by the BPA about the prospect’s employees, including base compensation, level of benefits coverage options, job classification, state of employment and workers’ compensation classification.  This information is used to generate a bid from our customized bid system, which applies Insperity’s proprietary pricing model to the census data. Concurrent with this process, we evaluate prospective clients through the previously described comprehensive employer risk analysis.  Upon completion of a favorable employer risk evaluation, the BPA presents the bid and attempts to complete the sale and enroll the prospect.  Our selling process typically takes approximately 90 days for clients with less than 150 employees, and 180 days or longer for middle market clients. The process can be extended during economic downturns.

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

Competition

We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community.  This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry.  Based on an analysis of the 2013 through 2015 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per worksite employee per month basis.  During the three-year period from 2013 through 2015, our staff support ratio averaged 57% higher than the PEO industry average.  During the same three-year period, our gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 140% and 90%, respectively.

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

Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition for our PEO HR Outsourcing solutions to be the traditional in-house provision of human resources services.  The PEO industry is highly fragmented, and we believe Insperity is one of the largest PEO service providers in the United States.  Our largest national competitors include the PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs, such as TriNet Group, Inc.  In addition, we also face competition from: (1) fee-for-service providers such as payroll processors and human resources consultants; (2) human resources technology solution companies; and (3) large regional PEOs in certain areas of the country.  As Insperity and other large PEOs expand nationally, we expect that competition may intensify.

Vendor Relationships

Insperity provides benefits to its worksite employees under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and the Chubb Group of Insurance Companies (“Chubb”) to be the most significant elements of our employee benefits package, as they would be the most difficult to replace.

We provide group health insurance coverage to our worksite employees through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 86% of our health insurance coverage and expires on December 31, 2019, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007.  The Chubb Program is a fully insured policy whereby Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of the Chubb Program, which includes terms shifting some of the economic burden to us, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

Information Technology

Insperity utilizes a variety of information technology capabilities to provide its PEO HR Outsourcing solutions and business performance improvement services to its clients and worksite employees and for its own administrative and management information requirements.

Insperity’s PEO HR Outsourcing solutions information system is a proprietary set of applications that utilizes both internally developed and licensed software applications.  This system manages transactions and information specific to our PEO HR Outsourcing solutions and to Insperity, including:

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

Insperity has hosting facilities located at two separate leased facilities, located in Bryan, Texas and The Woodlands, Texas. These facilities host the majority of our business applications, telecommunications equipment, information security infrastructure and network equipment. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments with the Bryan facility acting as our primary data center for all mission-critical applications. Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required. Periodically, we perform testing to ensure our disaster recovery capabilities remain effective and available.

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

Industry Regulations

The operations for our PEO HR Outsourcing solutions are affected by numerous federal and state laws relating to tax, insurance and employment matters.  By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws.  Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers.  Currently, 41 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation. The SBEA, which was enacted in 2014, will establish a certification program and create a federal regulatory framework for the payment of wages to worksite employees and for the reporting and remittance of payroll taxes on those wages paid by CPEOs. This law has a stated effective date of January 1, 2016, however, the IRS delayed the implementation of the certification program and is still in the process of finalizing the regulations and requirements relative to becoming a CPEO and maintaining CPEO status once obtained. Please read Item 1. “Business – PEO Industry” for further information.

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

If Insperity were found not to be an employer with respect to worksite employees for ERISA purposes, its plans would not comply with ERISA.  Further, as a result of such finding, Insperity and its plans would not enjoy, with respect to worksite employees, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations as well as to claims based upon state common laws.  Even if such a finding were made, we believe we would not be materially adversely affected because we would endeavor to make available similar benefits at comparable costs.

In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between Insperity and its worksite employees may also arise under other federal laws, including other federal income tax laws.

Patient Protection and Affordable Care Act.  The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act.  The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended until as late as 2020. While the Act did not have a material adverse impact on our results of operations in 2016, the future impact of the following provisions or changes to the provisions, including any changes or a repeal that may be proposed by this Congressional session, is unknown at this time.

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

Effective January 1, 2015, “pay or play” requirements applied to large employers with at least 50 full-time and full-time equivalent employees in the prior calendar year (“Applicable Large Employers” or “ALEs”). ALEs who fail to offer “minimum essential coverage” satisfying minimum value and affordability requirements may be subject to a penalty if a full-time employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage. While clients are responsible for employer pay or play health care mandates under the CSA, the Insperity Group Health Plan qualifies as minimum essential coverage and is designed to satisfy the minimum value and affordability requirements. Clients are not required to use the affordability safe harbor utilized by us.

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

The SBEA provides that a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code, and shall be responsible for reporting employment taxes rather than the CPEO clients. This law has a stated effective date of January 1, 2016, however, the IRS delayed the implementation of the certification program and is still in the process of finalizing the regulations and requirements relative to becoming a CPEO and maintaining CPEO status once obtained. We have submitted an application seeking qualification as a CPEO, which is pending.

Unemployment Taxes

We record our state unemployment (“SUI”) tax expense based on taxable wages and tax rates assigned by each state.  State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation experience in each state.  Certain rates are determined, in part, by each client’s own compensation experience.  In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds.  Overall, state unemployment tax rates increased substantially from 2010 to 2012 due to U.S. economic conditions, but declined from 2013 to 2016 and in 2017 are anticipated to remain consistent with 2016.  Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later.  Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.

Employers in certain states are experiencing higher FUTA tax rates as a result of states not repaying their unemployment loans from the federal government in a timely manner.  We are obligated to pay the federal government at a higher rate in these situations.  As such, we estimate the additional tax owed in states that have had a history of not repaying their federal loans in a timely manner.

State Regulation

While some states do not explicitly regulate PEOs, 41 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation.  Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law.  We believe that we are in compliance with the material requirements in all 41 states that have such laws.  Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.

Corporate Office Employees

We had approximately 2,600 corporate employees as of December 31, 2016.  We believe our relations with our corporate employees are good.  None of our corporate employees are covered by a collective bargaining agreement.

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

Health insurance costs are in part determined by our claims experience and comprise a significant portion of our direct costs.  If we experience an increase in the number or severity of claims, our health insurance costs could increase.  Claim activity levels and costs are impacted by a number of factors, including, but not limited to, macro-economic changes, proposed and enacted regulatory changes and medical outbreaks. Contractual arrangements with our clients limit or delay our ability to incorporate increases in costs into our service fees.  As a result, such increases could have a material adverse effect on our financial condition or results of operations.  For additional information related to our health insurance costs, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Benefits Costs.”

Health Care Reform Could Affect Our Health Insurance Plan and Could Lead to a Significant Disruption in Our Business

The PPACA was signed into law on March 23, 2010.  The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act.  The Act entails sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended out as far as 2020. Some provisions in the Act still require the issuance of additional guidance from the U.S. Department of Health and Human Services (“HHS”) and the states.

Beginning in 2014, a number of key provisions of the Act took effect, including the Exchanges, insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators.  Additionally, the pay or play penalties on Applicable Large Employers took effect in 2015, however there was a one-year delay until 2016 for ALEs with less than 100 full-time and full-time equivalent employees in 2014, provided that certain transition relief requirements are satisfied. Collectively, these items have the potential to significantly change the insurance marketplace for small and medium sized businesses and how employers provide insurance to employees.  In addition, as a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations. Generally, the Act and subsequently issued guidance by the IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.

We are currently unable to determine the impact of the Act, or any subsequent changes or repeal resulting from action that may be taken during this Congressional session, on our benefit plans, business model and future results of operations.  In future periods, the changes may result in increased costs to us and could affect our ability to attract and retain clients.  Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs.  For additional information related to the Act, please read Item 1. “Business – Industry Regulations – Patient Protection and Affordable Care Act.” We are also currently unable to determine the impact of potential changes to the Act including the potential repeal and replacement of the Act as has been advocated by Congressional leaders and the administration of President Trump.

Increases in Workers’ Compensation Costs or Inability to Secure Replacement Coverage on Competitive Terms Could Lead to a Significant Disruption to Our Business

Our workers’ compensation coverage has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007.  Under our current arrangement with Chubb, we have a financial responsibility to Chubb for the first $1 million layer of claims per occurrence and for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed the first $1 million.  Chubb bears the financial responsibility for all claims in excess of these levels. The Chubb Program is a fully insured policy whereby Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. For additional discussion of our policy with Chubb, please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

Workers’ compensation costs are a significant portion of our direct costs.  If we were to experience an unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.

The current workers’ compensation coverage with Chubb expires on September 30, 2017 and may be extended until September 30, 2018 if our claims do not exceed certain thresholds and certain other program conditions are satisfied.  In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

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

Our Contracts for Our PEO HR Outsourcing Solutions May be Canceled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients Could Materially and Adversely Affect Our Financial Conditions or Results of Operations

Our standard CSA can generally be canceled by us or the client with 30 days’ notice.  Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing Solution clients, which could materially and adversely affect our financial condition or results of operations. In addition, in the event we have a high proportion of terminating clients from our middle market client base (which are generally subject to CSAs with two-year terms), the financial impact of such an event could be significant due to the number of worksite employees involved and the time it takes to replace middle market clients.  Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA.  Our client attrition rate was approximately 14% in 2016.  There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including but not limited to, economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.

We May Be Subject to Liabilities for Client and Employee Actions

A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its worksite employees, including questions concerning the ultimate liability for violations of employment, payroll and discrimination laws.  Our CSA establishes the contractual division of responsibilities between Insperity and our clients for various personnel management matters, including compliance with and liability under various governmental regulations.

Because we act as a co-employer, we may be subject to liability for violations of various employment. payroll and discrimination laws despite these contractual provisions, even if we do not participate in such violations.  Although the CSA generally requires the client to indemnify us for certain liabilities attributable to the client’s conduct, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities to the extent that such liabilities are not covered or insured against under our insurance policies. In addition, worksite employees may be deemed to be our agents, which may subject us to liability for the actions of such worksite employees.

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

In 2013, we began offering a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2016, approximately 11% of our worksite employees were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.

Changes in Federal, State and Local Regulation or Our Inability to Obtain Licenses Under New Regulatory Frameworks Could Have a Material Adverse Effect on Our Results of Operations or Financial Condition

As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters.  By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws.  However, many of these current laws (such as the Act, ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform.  While the SBEA is expected to provide clarification under federal employment tax laws for CPEOs, until further administrative guidance is issued, including the requirements for CPEOs, we cannot be certain as to the benefit that this law will provide or whether we may determine not to become certified. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship.  Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees and client companies could have a material adverse effect on our results of operations or financial condition.

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

Geographic Market Concentration Makes Our Results of Operations Vulnerable to Regional Economic Factors

Our New York, California and Texas markets accounted for approximately 9%, 18% and 22% (including 10% in Houston), respectively, of our worksite employees for the year ended December 31, 2016.  Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to New York, California and Texas.

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

Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.  Most states impose similar employment tax obligations on the employer.  While the CSA provides that we have sole legal responsibility for making these tax contributions, the applicable state taxing authority or, prior to the implementation of the SBEA and the Company becoming a CPEO, the IRS could conclude that such liability cannot be completely transferred to us.  Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations.  While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Insperity, a definitive adverse resolution of this issue, a delay in the implementation of the SBEA or a delay in our certification as a CPEO may discourage clients from enrolling in the future.

Failure of Our Information Technology Systems, Including From Cyber Attacks and Data Breaches, Could Damage Our Reputation, Materially Disrupt Our Business Operations, and Increase Our Costs and Cause Losses

Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure, some of which is provided by third party vendors. Hardware or applications we develop or procure from third party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations, we may lose existing clients and may have difficulty attracting new clients.
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
The Failure of Our Insurance Carriers or Financial Institutions Could Have a Material Adverse Effect on Us

As part of our PEO HR Outsourcing solutions, we contract with various insurance carriers to provide insurance coverage including health insurance, workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance.  The failure of any insurance carrier providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business.

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

In connection with our goodwill impairment assessments, we recorded impairment charges of $2.5 million in our Employment Screening reporting unit in 2014, $3.3 million in our Expense Management reporting unit in 2013 and $4.2 million in our Performance Management reporting unit in 2012. In addition, we recorded a $2.7 million impairment charge related to our minority investment in The Receivables Exchange in 2013. Based on market conditions or changes in operating plans, the fair value of our other acquired businesses could decline, requiring us to record additional impairment charges for all or portions of the investments. Please read Note 6, “Goodwill and Other Intangible Assets” and Note 7, “Impairment Charges and Other,“ to the Consolidated Financial Statements for additional information.

Our Business Could Be Disrupted as a Result of Actions of Certain Stockholders
In 2015, one of our largest stockholders made public statements critical of our performance, advocated that we make certain changes regarding our strategic plan, operating expenses, capital allocation, management and corporate governance, and suggested that we should pursue strategic alternatives. In each of 2015 and 2016, prior to our annual meetings of stockholders in those years, we entered into an agreement with this stockholder pursuant to which, among other things, we appointed new directors nominated by the stockholder to our Board.

If any of our stockholders commence a proxy contest, further advocate for change or engage in other similar activities, then our business could be adversely affected because we may have difficulty attracting and retaining clients due to perceived uncertainties as to our future direction and negative public statements about our business; responding to proxy contests and other similar actions by stockholders is likely to result in us incurring substantial additional costs and significantly divert the attention of management and our employees; and, if individuals are elected to our Board with a specific agenda, the execution of our strategic plan may be disrupted or a new strategic plan altogether may be implemented.

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

In December 2015, we began the construction of a 100,000 square foot office facility located on our corporate campus in Kingwood, Texas. The new facility, which is expected to be completed in 2017, is estimated to cost approximately $28 million. We expect to fund the construction costs with cash on hand and cash from operations, as well as funds available under our revolving credit facility (“credit facility”). We expect to relocate personnel from our Houston service center to this new facility in early 2017.

We have hosting facilities, totaling approximately 2,000 square feet, located at two separate leased facilities. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment.   The facilities, located in Bryan, Texas and The Woodlands, Texas, are under lease until 2022 and 2019, respectively.

Service Centers

We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.

The Atlanta service center, which currently services approximately 34% of our worksite employee base, is located in a 40,500 square foot facility under lease until 2023.

The Dallas service center, which currently services approximately 23% of our worksite employee base, is located in a 42,500 square foot facility under lease until 2023.  In addition to the service center operations, the facility also contains sales operations.

The Houston service center, which currently services approximately 18% of our worksite employee base, is located in a 58,400 square foot facility under lease until early 2018.  In addition to the service center operations, the facility also contains corporate support operations. We plan to move our Houston service center to a new facility on our corporate campus in early 2017.

The Los Angeles service center, which currently services approximately 25% of our worksite employee base, is located in a 38,000 square foot facility under lease until 2019.

Sales Offices

As of December 31, 2016, we had PEO HR Outsourcing solutions sales and service personnel in 49 facilities located in 27 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2016, we had 54 PEO HR Outsourcing solutions sales offices in these 27 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing various client service personnel in sales markets as a critical mass of clients is attained in each market.

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

ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth the names, ages (as of February 6, 2017) and positions of Insperity’s executive officers:

Name	Age	Position
Paul J. Sarvadi	60	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	68	President
A. Steve Arizpe	59	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	63	Executive Vice President of Sales and Marketing
Douglas S. Sharp	55	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	50	Senior Vice President of Legal, General Counsel and Secretary

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

Richard G. Rawson is President of Insperity and a Class III director. He has been a director of Insperity since 1989 and has been President since August 2003.  Before being elected President, he served as Executive Vice President of Administration, Chief Financial Officer and Treasurer of Insperity from February 1997 until August 2003.  Prior to that, he served as Senior Vice President, Chief Financial Officer and Treasurer of Insperity since 1989.  Prior to joining Insperity in 1989, Mr. Rawson served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries.  Mr. Rawson has served NAPEO as Chairman of the Accounting Practices Committee and several other offices and became President in 1999-2000.  Mr. Rawson has a Bachelor of Business Administration in finance from the University of Houston and currently serves as a board member for the C.T. Bauer College of Business.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 6, 2017, there were 377 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape.

2016	High	Low	Dividends per Share
First Quarter	$52.32	$41.83	$0.22
Second Quarter	77.24	50.61	0.25
Third Quarter	82.18	64.70	0.25
Fourth Quarter	76.70	64.55	0.25

2015
First Quarter	$55.42	$32.43	$0.19
Second Quarter	55.11	47.83	0.22
Third Quarter	52.95	41.77	0.22
Fourth Quarter	49.00	41.88	0.22

Dividend Policy

During 2016 and 2015, we paid dividends of $20.6 million and $21.2 million, respectively.  The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.

Issuer Purchases of Equity Securities

In January 2016, we completed a modified Dutch auction tender offer whereby 3,013,531 shares of our common stock were repurchased and retired for $143.1 million, excluding approximately $1.1 million of transaction costs. The tender offer was funded with borrowings of $104.4 million under our credit facility and the remainder with cash on hand.

The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2016 – 10/31/2016	604	$73.10	—	1,388,811
11/01/2016 – 11/30/2016	168,960	69.74	168,960	1,219,851
12/01/2016 – 12/31/2016	83,582	70.94	83,582	1,136,269
Total	253,146	$70.14	252,542	1,136,269
__________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock, including an additional one million shares authorized for repurchase in May 2016. During the three months ended December 31, 2016, 252,542 shares were repurchased under the program. As of December 31, 2016, we were authorized to repurchase an additional 1,136,269 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all the shares authorized for repurchase under the repurchase program.

(2)	During the three months ended December 31, 2016, 604 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

Performance Graph

The following graph compares our cumulative total stockholder return since December 31, 2011, with the S&P Smallcap 600 Index and the S&P 1500 Composite Human Resources and Employment Services Index.  The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2011.

	12/11	12/12	12/13	12/14	12/15	12/16

Insperity, Inc.	100.00	135.97	154.17	157.39	227.62	340.41
S&P Smallcap 600	100.00	116.33	164.38	173.84	170.41	215.67
S&P 1500 Composite Human Resources and Employment Services	100.00	117.53	195.39	204.13	209.03	231.76

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

	Year ended December 31,
	2016	2015		2014		2013		2012
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$2,941,347	$2,603,614		$2,357,788		$2,256,112		$2,158,824
Gross profit	491,610	437,867		403,805		393,251		382,221
Operating income	106,306	65,699	(2)	47,474	(3)	56,223	(4)	67,494	(4)
Net income	65,991	39,390		28,004		32,032	(5)	40,402
Diluted net income per share of common stock	3.09	1.58		1.05	(6)	1.25		1.56	(6)
Adjusted net income(7)	76,718	54,519		36,734		42,289		48,668
Adjusted diluted net income per share of common stock(7)	3.59	2.19		1.43		1.65		1.89
Adjusted EBITDA(7)	141,183	110,014		84,124		92,303		100,899

Balance Sheet Data:
Working capital	$39,364	$54,337		$66,742		$120,445		$108,495
Total assets	907,174	784,912		792,595		758,864		742,989
Total debt	104,400	—		—		—		—
Total stockholders’ equity	60,525	172,455		204,096		253,272		240,905
Cash dividends per share	0.97	0.85		2.74	(8)	0.68		1.66	(8)

Statistical Data:
Average number of worksite employees paid per month during period	165,850	145,830		130,718		127,517		125,650
Revenues per worksite employee per month(9)	$1,478	$1,488		$1,503		$1,474		$1,432
Gross profit per worksite employee per month	$247	$250		$257		$257		$253
Operating income per worksite employee per month	$53	$38		$30		$37		$45
Adjusted EBITDA per worksite employee per month(7)	$71	$63		$54		$60		$67
____________________________________

(1)
Gross billings of $17.933 billion, $15.806 billion, $14.187 billion, $13.462 billion and $12.992 billion, less worksite employee payroll cost of $14.992 billion, $13.202 billion, $11.829 billion, $11.206 billion and $10.833 billion, respectively.

(2)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, partially offset by a reduction of $0.6 million in the fourth quarter of 2015. Please read Note 7 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(3)
Includes a non-cash impairment charge in the second quarter of 2014 of $2.5 million. Please read Note 6 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Also includes a non-cash charge in the fourth quarter of 2014 of $1.2 million. Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

(4)
Includes non-cash impairment charges of $3.3 million and $4.2 million in the fourth quarters of 2013 and 2012, respectively.  Please read Note 6 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

(5)
Includes a non-cash impairment charge in the second quarter of 2013 of $2.7 million, please read Note 7 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information. Also includes a $2.0 million tax benefit in the fourth quarter of 2013 related to tax years 2009 through 2012, please read Note 9 to the Consolidated Financial Statements, “Income Taxes,” for additional information.

(6)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 and $0.01 earnings per share decrease in 2014 and 2012, respectively.  Please read Note 12 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

(7)
These are non-GAAP measures used by management to analyze Insperity’s performance. Please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

(8)	Includes a $2.00 and $1.00 per share special dividend paid in the fourth quarters of 2014 and 2012, respectively.

(9)
Gross billings of $9,011, $9,032, $9,044, $8,797 and $8,617 per worksite employee per month, less payroll cost of $7,533, $7,544, $7,541, $7,323 and $7,185 per worksite employee per month, respectively.

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

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening and Expense Management Services, Retirement Services and Insurance Services, many of which are offered via desktop applications and cloud-based delivery models.  These other products or services are offered separately, as a bundle, or along with our PEO HR Outsourcing solutions.

We ended 2016 averaging 172,578 paid worksite employees in the fourth quarter, which represents a 12.7% increase over the fourth quarter of 2015. Approximately 24.5% and 23.3% of our average paid worksite employees were in our middle market sector for the years ended December 31, 2016 and 2015, respectively, which is generally defined as companies with 150 to 2,000 worksite employees. We expect the average number of paid worksite employees per month to be between 174,200 and 175,800 in the first quarter of 2017.

Our average gross profit per worksite employee per month was $247 in 2016 and $250 in 2015, which included a contribution to average gross profit from our other products and services offerings of $16 per worksite employee per month in 2016 and $17 per worksite employee per month in 2015.

Adjusted operating expenses increased 6.9% in 2016 to $385.0 million. On a per worksite employee per month basis, adjusted operating expenses decreased from $206 in 2015 to $193 in 2016.

Our adjusted net income in 2016 was $76.7 million, a $22.2 million increase compared to 2015. Our adjusted EBITDA increased 28.3% over 2015 to $141.2 million.

Our adjusted EBITDA per worksite employee per month increased 12.7% from $63 in 2015 to $71 in 2016.

We ended 2016 with working capital of $39.4 million.  During 2016, we paid $20.6 million in dividends and repurchased shares of our common stock at a cost of $175.9 million.

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

•	Stock-based compensation – Our stock-based compensation relates to the recognition of non-cash compensation expense over the vesting period of restricted stock and long-term incentive plan awards.

•	Commissions – Commissions expense consists primarily of amounts paid to sales managers and BPAs. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.

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

•
Impairment charges and other – Impairment charges and other consist of non-cash expense associated with the decline in fair value of long-lived and intangible assets, including goodwill. Please read Note 1 “Accounting Policies,” Note 6 “Goodwill and Other Intangible Assets” and Note 7 “Impairment Charges and Other,” to the Consolidated Financial Statements for additional information.

Other Income (Expense)

Other income (expense) includes interest charges incurred in connection with borrowings under our credit facility and interest income earned on our cash, cash equivalents and marketable securities. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional information.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2016, Plan Costs were less than the premiums paid and owed to United by $15.0 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $6.0 million difference is included in prepaid health insurance costs, a current asset, on our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2016, were $22.6 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

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

The following table illustrates the sensitivity of changes in the completion rate and annual trend on our estimate of total benefit costs of $1.3 billion in 2016:

Change in Completion Rate and Annual Trend	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)
(2.5)%	$(16,236)	$10,187
(1.0)%	(6,494)	4,075
1.0%	6,494	(4,075)
2.5%	16,236	(10,187)

•
Workers’ compensation costs – Since October 1, 2007, our workers’ compensation coverage has been provided through our arrangement with Chubb. Under the Chubb Program, we bear the economic burden for the first $1 million layer of claims per occurrence, and effective October 1, 2010, we also bear the economic burden for a maximum aggregate amount of $5 million per policy year for claim amounts that exceed the first $1 million. Chubb bears the economic burden for all claims in excess of these levels. The Chubb Program is a fully insured policy whereby Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc.

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

We employ a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.  Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.  During the years ended December 31, 2016 and 2015, we reduced accrued workers’ compensation costs by $10.9 million and $1.3 million, respectively, for changes in estimated losses related to prior reporting periods.  Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized was 1.1% in 2016 and 1.0% in 2015) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $79.2 million in 2016:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)
(5.0)%	$(3,565)	$2,236
(2.5)%	(1,783)	1,118
2.5%	1,783	(1,118)
5.0%	3,565	(2,236)

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2016, we received $12.8 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2016, we had restricted cash of $42.6 million and deposits of $143.9 million. We have estimated and accrued $183.9 million in incurred workers’ compensation claim costs as of December 31, 2016. Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

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

•
Goodwill and other intangibles – Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and is written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite.  Our purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets, which ranges from three to 10 years.  Please read Note 6 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information.

New Accounting Pronouncements

We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods ending after December 15, 2017, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. While we are currently evaluating the guidance and have not yet determined the impact this standard may have on our Consolidated Financial Statements, we expect to apply the modified retrospective method upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. We are currently reviewing the guidance and assessing the impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based compensation payments, including (i) permitting the election of estimated or actual forfeitures for share grants, (ii) allowing excess tax benefits for share-based payments to be recorded as a reduction of income taxes reflected in operating cash flows in place of excess tax benefits currently recorded in equity and as financing activity in the cash flow statement, and (iii) providing for statutory withholding requirements. This guidance is effective for annual and interim reporting periods for public entities beginning after December 15, 2016; however, it can be elected early in any interim or annual period. We elected to prospectively adopt this pronouncement for calendar year 2016, resulting in the recognition of an income tax benefit of $1.5 million, or $0.07 per diluted share in 2016 related to excess tax benefits from the vesting of restricted stock awards and exercise of non-qualified stock options. Prior to the adoption of this pronouncement excess tax benefits were required to be reported as an increase in additional paid in capital. Prior periods have not been adjusted.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2016	2015		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $17.933 billion and $15.806 billion, less worksite employee payroll cost of $14.992 billion and $13.202 billion, respectively)	$2,941,347	$2,603,614		13.0%
Gross profit	491,610	437,867		12.3%
Operating expenses	385,304	372,168	(1)	3.5%
Operating income	106,306	65,699		61.8%
Other expense	(1,129)	(80)		—
Net income	65,991	39,390		67.5%
Diluted net income per share of common stock	3.09	1.58		95.6%
Adjusted net income(2)	76,718	54,519		40.7%
Adjusted diluted net income per share of common stock(2)	3.59	2.19		63.9%
Adjusted EBITDA(2)	141,183	110,014		28.3%

Statistical Data:
Average number of worksite employees paid per month	165,850	145,830		13.7%
Revenues per worksite employee per month(3)	$1,478	$1,488		(0.7)%
Gross profit per worksite employee per month	247	250		(1.2)%
Operating expenses per worksite employee per month	194	212		(8.5)%
Operating income per worksite employee per month	53	38		39.5%
Net income per worksite employee per month	33	23		43.5%
Adjusted EBITDA per worksite employee per month(2)	71	63		12.7%
____________________________________

(1)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, offset by a reduction of $0.6 million in the fourth quarter of 2015. Please read Note 7 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(2)
Please read Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $9,011 and $9,032 per worksite employee per month, less payroll cost of $7,533 and $7,544 per worksite employee per month, respectively.

Revenues

Our revenues, which represent gross billings net of worksite employee payroll cost, increased 13.0% in 2016 compared to 2015, but decreased 0.7%, or $10 on a per worksite employee per month basis compared to 2015. The revenue increase was primarily due to an 13.7% increase in the average number of worksite employees paid per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from 2015 and distribution for the years ended December 31, 2016 and 2015 were as follows:

	Year ended December 31,			Year ended December 31,
	2016	2015	% Change	2016	2015
	(in thousands)			(% of total revenue)
Northeast	$750,748	$661,891	13.4%	26.0%	25.9%
Southeast	318,185	262,128	21.4%	11.0%	10.3%
Central	467,297	394,649	18.4%	16.2%	15.4%
Southwest	689,334	650,350	6.0%	23.9%	25.5%
West	664,308	586,252	13.3%	22.9%	22.9%
	2,889,872	2,555,270	13.1%	100.0%	100.0%
Other revenue(1)	51,475	48,344	6.5%
Total revenue	$2,941,347	$2,603,614	13.0%
____________________________________

(1)     Comprised primarily of revenues generated by our other products and services offerings

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Year ended December 31,
	2016	2015
Texas	22.1%	23.7%
California	18.2%	18.3%
New York	9.4%	9.5%
Other	50.3%	48.5%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During 2016, new client sales and client retention improved over 2015, while the net change in existing clients declined compared with 2015. As a result, our year-over-year growth in average worksite employees paid per month in 2016 was 13.7% compared to 11.6% in 2015.

Gross Profit

Gross profit was $491.6 million in 2016, a 12.3% increase over 2015. The average gross profit per worksite employee per month was $247 in 2016 and $250 in 2015. Included in gross profit in 2016 is a $16 per worksite employee per month contribution from our other products and services offerings compared to $17 per worksite employee per month in the 2015 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month decreased 0.7% to $1,478 in 2016 versus 2015 and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.6% to $1,231 per worksite employee per month. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $2 per worksite employee per month, or 2.0%, on a per covered employee basis compared to 2015. Included in 2016 benefits costs is a charge of $5.1 million, or $3 per worksite employee per month, for changes in estimated claims run-off related to prior periods. The percentage of worksite employees covered under our health insurance plan was 69.2% in 2016 and 70.4% in 2015. Please read “—Critical Accounting Policies and Estimates – Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 0.6%, but decreased $5 on a per worksite employee per month basis, compared to 2015. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.59% in 2016 from 0.68% in 2015. During 2016, as a result of closing out claims at lower than expected costs, we recorded reductions in workers’ compensation costs of $10.9 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $1.3 million, or 0.01% of non-bonus payroll costs, in 2015. The 2016 period costs include the impact of a 1.1% discount rate used to accrue workers’ compensation loss claims, compared to a 1.0% discount rate used in the 2015 period. Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 13.4%, but decreased $2 on a per worksite employee per month basis, compared to 2015, due primarily to a 13.5% increase in total payroll cost in 2016. Payroll taxes as a percentage of payroll cost decreased to 6.84% in 2016 compared to 6.85% in 2015.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$229,589	$211,060	8.8%	$115	$120	(4.2)%
Stock-based compensation	16,643	13,345	24.7%	8	8	—
Commissions	19,288	18,479	4.4%	10	11	(9.1)%
Advertising	16,447	15,980	2.9%	8	9	(11.1)%
General and administrative expenses	86,693	84,259	2.9%	44	47	(6.4)%
Impairment charges and other	—	10,480	(100.0)%	—	6	(100.0)%
Depreciation and amortization	16,644	18,565	(10.3)%	9	11	(18.2)%
Total operating expenses	$385,304	$372,168	3.5%	$194	$212	(8.5)%

Operating expenses were $385.3 million in 2016, a 3.5% increase over 2015. We recorded a $10.5 million impairment and other charges in 2015. Please read Note 1 “Accounting Policies,” Note 6 “Goodwill and Other Intangible Assets,” and Note 7 “Impairment Charges and Other,” to the Consolidated Financial Statements for additional information. Operating expenses per worksite employee per month decreased to $194 in 2016 from $212 in 2015. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 8.8%, but decreased $5 on a per worksite employee per month basis, compared to 2015. The increase was primarily due to a 5.8% rise in headcount, including a 9.9% increase in BPAs in 2016.

•
Stock-based compensation increased 24.7%, but remained flat on a per worksite employee per month basis, compared to 2015. This increase was primarily due to awards issued under our Long-Term Incentive Program established in 2015. Stock-based compensation expense represents amortization of restricted stock and long-term incentive awards granted to employees and the annual stock grant made to non-employee directors. Please read Note 1 “Accounting Policies” and Note 11 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

•	Commissions expense increased 4.4%, but decreased $1 on a per worksite employee per month basis, compared to 2015, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs increased 2.9%, but decreased $1 on a per worksite employee per month basis, compared to 2015, primarily due to increased spending on Internet advertising.

•
General and administrative expenses, which includes $0.3 million and $1.5 million in stockholder advisory expenses in 2016 and 2015, respectively, increased 2.9%, but decreased $3 on a per worksite employee per month basis, compared to 2015.

•
Depreciation and amortization expense decreased 10.3%, or $2 per worksite employee per month, compared to 2015, primarily due to certain acquired assets becoming fully depreciated in 2015 and the sale of our two aircraft in 2015, which eliminated the depreciation on those assets. Please reach Note 7 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Other Income (Expense)

Other expense, net was $1.1 million in 2016 compared to $0.1 million in 2015. The increase was primarily due to interest expense incurred on borrowings under our credit facility. Please read Note 8 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Income Tax Expense

During 2016 we incurred federal and state income tax expense of $39.2 million on pre-tax income of $105.2 million.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. In addition, during 2016, as a result of our adoption of Accounting Standard Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, we recognized income tax benefits of $1.5 million related to the vesting of restricted stock awards and exercise of non-qualified stock options. Please read Note 1 “Accounting Policies” and Note 9 “Income Taxes” to the Consolidated Financial Statements for additional information. Our effective income tax rate was 37.3% in 2016 compared to 40.0% in 2015.

Net Income

Net income for 2016 was $66.0 million, or $3.09 per diluted share, compared to $39.4 million, or $1.58 per diluted share in 2015.  On a per worksite employee per month basis, net income was $33 in 2016 compared to $23 in 2015. Please read Note 12 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.

The following table presents certain information related to our results of operations:

	Year ended December 31,
	2015		2014		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $15.806 billion and $14.187 billion, less worksite employee payroll cost of $13.202 billion and $11.829 billion, respectively)	$2,603,614		$2,357,788		10.4%
Gross profit	437,867		403,805		8.4%
Operating expenses	372,168	(1)	356,331	(2)	4.4%
Operating income	65,699		47,474		38.4%
Other income (expense)	(80)		153		(152.3)%
Net income	39,390		28,004		40.7%
Diluted net income per share of common stock	1.58		1.05	(3)	50.5%
Adjusted net income(4)	54,519		36,734		48.4%
Adjusted diluted net income per share of common stock(4)	2.19		1.43		53.1%
Adjusted EBITDA(4)	110,014		84,124		30.8%

Statistical Data:
Average number of worksite employees paid per month	145,830		130,718		11.6%
Revenues per worksite employee per month(5)	$1,488		$1,503		(1.0)%
Gross profit per worksite employee per month	250		257		(2.7)%
Operating expenses per worksite employee per month	212		227		(6.6)%
Operating income per worksite employee per month	38		30		26.7%
Net income per worksite employee per month	23		18		27.8%
Adjusted EBITDA per worksite employee per month(4)	63		54		16.7%
____________________________________

(1)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, offset by a reduction of $0.6 million in the fourth quarter of 2015. Please read Note 7 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(2)
Includes a non-cash impairment charge in the second quarter of 2014 of $2.5 million. Please read Note 6 to the Consolidated Financial Statements, “Goodwill and Other Intangible Assets,” for additional information. Also includes a non-cash charge in the fourth quarter of 2014 of $1.2 million. Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information.

(3)
Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.05 earnings per share decrease in 2014.  Please read Note 12 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

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

•
Workers’ compensation costs – Workers’ compensation costs increased 14.7%, or $1 per worksite employee per month, compared to 2014, due primarily to an 11.6% increase in the average number of worksite employees paid per month.  As a percentage of non-bonus payroll cost, workers’ compensation costs increased to 0.68% in 2015 from 0.67% in 2014.  During 2015, we recorded reductions in workers’ compensation costs of $1.3 million, or 0.01% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $2.9 million, or 0.03% of non-bonus payroll costs in 2014.  The 2015 and 2014 period costs include the impact of a 1.0% discount rate used to accrue workers’ compensation loss claims.  Please read “—Critical Accounting Policies and Estimates – Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

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

Operating expenses were $372.2 million in 2015, a 4.4% increase over 2014.  We recorded $10.5 million of impairment and other charges in 2015 and a $3.7 million impairment charge in 2014.  Please read Note 1 “Accounting Policies,” Note 6 “Goodwill and Other Intangible Assets” and Note 7 “Impairment Charges and Other,” to the Consolidated Financial Statements for additional information. Operating expenses per worksite employee per month decreased to $212 in 2015 from $227 in 2014.  The components of operating expenses changed as follows:

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

•
Stock-based compensation increased 20.7%, or $1 per worksite employee per month, compared to 2014. This increase was primarily due to awards issued under our Long-Term Incentive Program established in 2015. Stock-based compensation expense represents amortization of restricted stock and long-term incentive awards granted to employees and the annual stock grant made to non-employee directors.  Please read Note 1 “Accounting Policies” and Note 11 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

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

•
Depreciation and amortization expense decreased 13.2%, or $3 per worksite employee per month, compared to 2014, primarily due to the July 2015 sale of our aircraft, which eliminated the depreciation on those assets. Please read Note 7 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Income Tax Expense

During 2015 we incurred federal and state income tax expense of $26.2 million on pre-tax income of $65.6 million.  Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.  Our effective income tax rate was 40.0% in 2015 compared to 41.2% in 2014.

Net Income

Net income for 2015 was $39.4 million, or $1.58 per diluted share, compared to $28.0 million, or $1.05 per diluted share in 2014.  On a per worksite employee per month basis, net income was $23 in 2015 compared to $18 in 2014. Diluted earnings per share in 2014 includes a $0.05 earnings per share decrease related to the accounting treatment under the two-class method of dividends exceeding net income.  Please read Note 12 to the Consolidated Financial Statements, “Net Income Per Share,” for additional information.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per worksite employee per month data)
Payroll cost (GAAP)	$14,991,510	$13,202,564	$11,829,133
Less: bonus payroll cost	1,648,936	1,611,857	1,509,010
Non-bonus payroll cost	$13,342,574	$11,590,707	$10,320,123

Payroll cost per worksite employee (GAAP)	$7,533	$7,544	$7,541
Less: Bonus payroll cost per worksite employee	829	921	962
Non-bonus payroll cost per worksite employee	$6,704	$6,623	$6,579

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Year-ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except worksite employee per month data)
Net income (GAAP)	$65,991	$39,390	$28,004	$32,032	$40,402
Income tax expense	39,186	26,229	19,623	21,700	27,888
Interest expense	2,396	459	370	383	354
Depreciation and amortization	16,644	18,565	21,387	21,064	18,250
EBITDA	124,217	84,643	69,384	75,179	86,894
Impairment charges and other	—	10,480	3,687	6,021	4,191
Stock-based compensation	16,643	13,345	11,053	11,103	9,814
Stockholder advisory expenses	323	1,546	—	—	—
Adjusted EBITDA (non-GAAP)	$141,183	$110,014	$84,124	$92,303	$100,899

Net income per worksite employee per month (GAAP)	$33	$23	$18	$21	$27
Income tax expense per worksite employee per month	20	15	13	14	18
Interest expense per worksite employee per month	—	(1)	—	—	—
Depreciation and amortization per worksite employee per month	9	11	14	14	12
EBITDA per worksite employee per month	62	48	45	49	57
Impairment charges and other per worksite employee per month	—	6	2	4	3
Stock-based compensation per worksite employee per month	8	8	7	7	7
Stockholder advisory expenses per worksite employee per month	1	1	—	—	—
Adjusted EBITDA per worksite employee per month (non-GAAP)	$71	$63	$54	$60	$67

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. We believe adjusted cash, cash equivalents and marketable securities is a useful measure of our available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	December 31,
	2016	2015
	(in thousands)
Cash, cash equivalents and marketable securities (GAAP)	$287,885	$279,413
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	221,710	185,719
Client prepayments	21,256	17,037
Adjusted cash, cash equivalents and marketable securities (non-GAAP)	$44,919	$76,657

Adjusted operating expenses represent operating expenses excluding the impact of stockholder advisory expenses in 2016 and impairment and other charges related to the sale of two aircraft and stockholder advisory expenses in 2015 and an impairment charge associated with our Employment Screening reporting unit in 2014. We believe adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Year-ended December 31,
	2016	2015	2014
	(in thousands, except worksite employee per month data)
Operating expenses (GAAP)	$385,304	$372,168	$356,331
Less: Impairment charges and other	—	10,480	3,687
Stockholder advisory expenses	323	1,546	—
Adjusted operating expenses (non-GAAP)	$384,981	$360,142	$352,644

Operating expenses per worksite employee per month (GAAP)	$194	$212	$227
Less: Impairment charges and other per worksite employee per month	—	5	2
Stockholder advisory expenses per worksite employee per month	1	1	—
Adjusted operating expenses per worksite employee per month (non-GAAP)	$193	$206	$225

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of: (i) impairment and other charges of $10.5 million related to the sale of two aircraft in 2015; (ii) a $2.5 million impairment charge associated with the Employment Screening reporting unit in 2014; (iii) a $1.2 million non-cash charge related to a revision to our office consolidation plans in 2014; (iv) a $3.3 million impairment charge associated with the Expense Management reporting unit in 2013; (v) a $2.7 million impairment charge related to The Receivables Exchange in 2013; (vi) a $2.0 million tax credit relating to tax years 2009 - 2012 and recorded in 2013; (vii) a $4.2 million impairment charge associated with the Performance Management reporting unit in 2012; (viii) stock-based compensation expenses of $16.6 million in 2016, $13.3 million in 2015, $11.1 million in 2014, $11.1 million in 2013 and $9.8 million in 2012; and (ix) stockholder advisory expenses of $0.3 million in 2016 and $1.5 million in 2015. Under the two-class earnings per share method, the undistributed losses resulting from dividends exceeding net income in 2014 and 2012 are not allocated to participating securities. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Year-ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (GAAP)	$65,991	$39,390	$28,004	$32,032	$40,402

Impairment charges and other	—	10,480	3,687	6,021	4,191
Stock-based compensation	16,643	13,345	11,053	11,103	9,814
Stockholder advisory expenses	323	1,546	—	—	—
Tax credit	—	—	—	(1,982)	—
Total non-GAAP adjustment	16,966	25,371	14,740	15,142	14,005
Tax effect on non-GAAP adjustments	(6,239)	(10,242)	(6,010)	(4,885)	(5,739)
Adjusted net income (non-GAAP)	$76,718	$54,519	$36,734	$42,289	$48,668

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Year-ended December 31,
	2016	2015	2014	2013	2012
	(amounts per share)
Diluted net income per share of common stock (GAAP)	$3.09	$1.58	$1.05	$1.25	$1.56

Impairment charges and other	—	0.42	0.14	0.24	0.16
Stock-based compensation	0.78	0.54	0.42	0.43	0.38
Stockholder advisory expenses	0.02	0.06	—	—	—
Impact of dividends exceeding earnings	—	—	0.05	—	0.01
Tax credit	—	—	—	(0.08)	—
Total non-GAAP adjustments	0.80	1.02	0.61	0.59	0.55
Tax effect on non-GAAP adjustments	(0.30)	(0.41)	(0.23)	(0.19)	(0.22)
Adjusted diluted net income per share of common stock (non-GAAP)	$3.59	$2.19	$1.43	$1.65	$1.89

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $287.9 million in cash, cash equivalents and marketable securities at December 31, 2016, of which approximately $221.7 million was payable in early January 2017 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $21.3 million were client prepayments that were payable in January 2017. At December 31, 2016, we had working capital of $39.4 million compared to $54.3 million at December 31, 2015. The reduction in working capital reflects, in part, cash flow from operations, offset by share repurchases, dividends and capital expenditures. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2017. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a credit facility with a syndicate of financial institutions. In January 2016, we borrowed $104.4 million under the credit facility, which we used to fund a portion of the purchase price for our modified Dutch auction tender offer. In March 2016, the credit facility was increased from $125 million to $200 million. The credit facility, which may be increased to $250 million based on the terms and subject to the conditions set forth in the agreement related to the facility, is available for working capital and general corporate purposes, including acquisitions. At December 31, 2016, we had outstanding letters of credit and borrowings totaling $105.4 million under the credit facility. Please read Note 8 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Our net cash flows from operating activities in 2016 were $132.7 million.  Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients.  Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts.  These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes.  Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows.  For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday.  In the year ended December 31, 2016, the last business day of the reporting period ended on a Friday, client prepayments were $21.3 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $221.7 million.  In the period ended December 31, 2015, which ended on a Thursday, client prepayments were $17.0 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $185.7 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $52.7 million in 2016 and $54.2 million in 2015. However, our estimates of workers’ compensation loss costs were $62.4 million and $64.5 million in 2016 and 2015, respectively. In 2016 and 2015, we received $12.8 million and $5.3 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which increased working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in a $15.0 million surplus, which is $6.0 million in excess of our agreed-upon $9.0 million surplus maintenance level. The $6.0 million difference is therefore reflected as a current asset and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2016. In addition, the premiums owed to United at December 31, 2016, were $22.6 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 67.5% to $66.0 million in 2016 from $39.4 million in 2015. Please read “Results of Operations – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.”

Cash Flows Used in Investing Activities

Our net cash flows used in investing activities were $26.0 million during 2016. We invested $34.0 million in capital expenditures, primarily due to property and equipment purchases, offset by net proceeds of $7.9 million from the sale of marketable securities. The increase in property and equipment purchases related to the construction of a new facility located on our corporate campus for the year ended December 31, 2016 was approximately $19.4 million.

Cash Flows Used in Financing Activities

Our net cash flows used in financing activities were $90.2 million during 2016, primarily due to the $144.3 million used to repurchase common stock associated with the modified Dutch auction tender offer, which was funded in part with net borrowings of $104.4 million under our Facility. Please read Note 8 to the Consolidated Financial Statements, “Long-Term Debt,” and Note 10 to the Consolidated Financial Statements, “Stockholders’ Equity,” for additional information. In addition, we repurchased $31.7 million in stock and paid $20.6 million in dividends.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commercial commitments as of
December 31, 2016, and the effect they are expected to have on our liquidity and capital resources (in thousands):

Contractual obligations	Total	2017		2018-2019	2020-2021	Thereafter
Non-cancelable operating leases	$54,250	$14,888		$22,693	$11,514	$5,155
Purchase obligations(1)	29,054	12,630	(2)	12,675	3,349	400
Long-term debt	104,400	—		—	104,400	—
Other long-term liabilities:
Accrued workers’ compensation claim costs(3)	183,928	42,637		46,414	31,045	63,832
Total contractual cash obligations	$371,632	$70,155		$81,782	$150,308	$69,387
____________________________________

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Includes $4.9 million related to the construction of a new facility on our corporate campus. For more information, please read Item 2. “Properties.”

(3)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “– Critical Accounting Policies and Estimates – Workers’ Compensation Costs.”

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities.  In addition, borrowings under our credit facility bear interest at a variable market rate.  As of December 31, 2016, we had outstanding letters of credit and borrowings totaling $105.4 million under the credit facility. Please read Note 8 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.  Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.  Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate.  As a result, the market values of these securities are affected by changes in prevailing interest rates.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Design and Evaluation of Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s audit report are included in our 2016 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Code of Business Conduct and Ethics

Our Board adopted our Code of Business Conduct and Ethics (the “Code of Ethics”), which meets the requirements of Rule 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of Regulation S-K. You can access our Code of Ethics on the Corporate Governance page of our website at insperity.com. Changes in and waivers to the Code of Ethics for our directors, executive officers and certain senior financial officers will be posted on our Internet website within five business days and maintained for at least 12 months.

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

10.13†
Form of Employee Award Notice and Agreement under LTIP for awards granted on or after March 29, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).

10.14†
Form of Restricted Stock Award Agreement for awards granted to certain senior personnel on or after March 29, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2016).

10.15†
Form of Restricted Stock Award Agreement for awards granted to other employees on or after March 29, 3016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2016).

10.16†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.17†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.18†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.19†	Board of Directors Compensation Arrangements (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005).
10.20	Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.21	Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.22	First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.23	Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.24	Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.25	Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.26(+)
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

10.30(+)
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

10.33(+)
Letter Agreement, dated September 2, 2014, by and between Insperity Holdings, Inc. and
UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.34(+)
Letter Agreement, dated August 28, 2015, by and between Insperity Holdings, Inc. and
UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2015).

10.35(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance
Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.36(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January
1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended September 30, 2014).

10.37(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended June 30, 2016).

10.38(+)
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarter ended June 30, 2016).

10.39(+)*
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2016, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company, effective as of January 1, 2017.

10.40	Credit Agreement dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2011).
10.41	Amendment No. 1 to the Credit Agreement dated December 7, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2012).
10.42	Amendment No. 2 to the Credit Agreement dated December 1, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2014).
10.43	Amendment No. 3 to the Credit Agreement dated February 6, 2015 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2014).
10.44	Amendment No. 4 to the Credit Agreement dated March 14, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2016).
10.45
Agreement, dated as of May 18, 2016, by and among Insperity, Inc. and Starboard Value LP and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 19, 2016).

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
____________________________________

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) the Consolidated Balance Sheets at December 31, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated

Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 13, 2017.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 13, 2017:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director
Richard G. Rawson

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Michael W. Brown

*	Director
Timothy Clifford

*	Director
Peter A. Feld

*	Director
Carol R. Kaufman

*	Director
Michelle McKenna-Doyle

*	Director
John Morphy

*	Director
Norman R. Sorensen

/s/ Austin P. Young	Director
Austin P. Young

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

INSPERITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited the accompanying Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insperity, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insperity, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 13, 2017

MANAGEMENT’S REPORT ON INTERNAL CONTROL

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).  The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.

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

The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls.  In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insperity, Inc.

We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Insperity, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insperity, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Insperity, Inc. as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2016 of Insperity, Inc. and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 13, 2017

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	December 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$286,034	$269,538
Restricted cash	42,637	37,418
Marketable securities	1,851	9,875
Accounts receivable, net:
Trade	13,107	7,691
Unbilled	254,999	190,715
Other	2,178	2,259
Prepaid insurance	15,041	7,417
Other current assets	19,526	17,135
Income taxes receivable	4,949	—
Total current assets	640,322	542,048

Property and equipment:
Land	5,214	5,214
Buildings and improvements	90,151	70,273
Computer hardware and software	97,311	90,654
Software development costs	51,956	45,762
Furniture, fixtures and other	38,483	39,919
	283,115	251,822
Accumulated depreciation and amortization	(202,854)	(190,063)
Total property and equipment, net	80,261	61,759

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	4,700	3,700
Deposits – workers’ compensation	143,938	136,462
Goodwill and other intangible assets, net	13,088	13,588
Deferred income taxes, net	14,025	16,976
Other assets	1,840	1,379
Total other assets	186,591	181,105
Total assets	$907,174	$784,912

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2016	December 31, 2015
Current liabilities:
Accounts payable	$4,189	$5,381
Payroll taxes and other payroll deductions payable	247,766	205,393
Accrued worksite employee payroll cost	215,214	161,917
Accrued health insurance costs	26,360	13,643
Accrued workers’ compensation costs	44,231	39,053
Accrued corporate payroll and commissions	40,761	39,103
Other accrued liabilities	22,437	20,250
Income tax payable	—	2,971
Total current liabilities	600,958	487,711

Noncurrent liabilities:
Accrued workers’ compensation costs	141,291	124,746
Long-term debt	104,400	—
Total noncurrent liabilities	245,691	124,746

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 27,744 and 30,758 at December 31, 2016 and 2015, respectively	277	308
Additional paid-in capital	9,240	144,701
Treasury stock, at cost – 6,719 and 6,493 at December 31, 2016 and 2015, respectively	(227,152)	(205,325)
Accumulated other comprehensive income, net of tax	(3)	—
Retained earnings	278,163	232,771
Total stockholders’ equity	60,525	172,455
Total liabilities and stockholders’ equity	$907,174	$784,912

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues (gross billings of $17.933 billion, $15.806 billion and $14.187 billion, less worksite employee payroll cost of $14.992 billion, $13.202 billion and $11.829 billion, respectively)	$2,941,347	$2,603,614	$2,357,788
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	2,449,737	2,165,747	1,953,983
Gross profit	491,610	437,867	403,805

Operating expenses:
Salaries, wages and payroll taxes	229,589	211,060	200,118
Stock-based compensation	16,643	13,345	11,053
Commissions	19,288	18,479	15,285
Advertising	16,447	15,980	20,084
General and administrative expenses	86,693	84,259	84,717
Impairment charges and other	—	10,480	3,687
Depreciation and amortization	16,644	18,565	21,387
	385,304	372,168	356,331
Operating income	106,306	65,699	47,474

Other income (expense):
Interest income	1,267	379	523
Interest expense	(2,396)	(459)	(370)

Income before income tax expense	105,177	65,619	47,627

Income tax expense	39,186	26,229	19,623

Net income	$65,991	$39,390	$28,004

Less distributed and undistributed earnings allocated to participating securities	(1,496)	(981)	(2,002)

Net income allocated to common shares	$64,495	$38,409	$26,002

Basic net income per share of common stock	$3.10	$1.58	$1.05

Diluted net income per share of common stock	$3.09	$1.58	$1.05

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014

Net income	$65,991	$39,390	$28,004

Other comprehensive income:

Unrealized loss on available-for-sale securities, net of tax	(3)	(3)	(26)

Comprehensive income	$65,988	$39,387	$27,978

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2013	30,758	$308	$135,653	$(138,688)	$29	$255,970	$253,272
Purchase of treasury stock, at cost	—	—	—	(20,769)	—	—	(20,769)
Exercise of stock options	—	—	(180)	459	—	—	279
Income tax benefit from stock-based compensation, net	—	—	488	—	—	—	488
Stock-based compensation expense	—	—	1,592	9,461	—	—	11,053
Other	—	—	216	1,072	—	—	1,288
Dividends paid	—	—	—	—	—	(69,493)	(69,493)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(26)	—	(26)
Net income	—	—	—	—	—	28,004	28,004
Balance at December 31, 2014	30,758	$308	$137,769	$(148,465)	$3	$214,481	$204,096
Purchase of treasury stock, at cost	—	—	—	(67,113)	—	—	(67,113)
Exercise of stock options	—	—	(3)	377	—	—	374
Income tax benefit from stock-based compensation, net	—	—	2,216	—	—	—	2,216
Stock-based compensation expense	—	—	4,239	9,053	—	53	13,345
Other	—	—	480	823	—	—	1,303
Dividends paid	—	—	—	—	—	(21,153)	(21,153)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	39,390	39,390
Balance at December 31, 2015	30,758	$308	$144,701	$(205,325)	$—	$232,771	$172,455
Purchase of treasury stock, at cost	—	—	—	(31,669)	—	—	(31,669)
Repurchase of common stock	(3,014)	(31)	(144,232)	—	—	—	(144,263)
Exercise of stock options	—	—	(27)	625	—	—	598
Stock-based compensation expense	—	—	8,156	8,487	—	—	16,643
Other	—	—	642	730	—	—	1,372
Dividends paid	—	—	—	—	—	(20,599)	(20,599)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	65,991	65,991
Balance at December 31, 2016	27,744	$277	$9,240	$(227,152)	$(3)	$278,163	$60,525
See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$65,991	$39,390	$28,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,644	18,565	21,387
Impairment charges and other	—	10,480	3,687
Amortization of marketable securities	90	836	1,891
Stock-based compensation	16,643	13,345	11,053
Deferred income taxes	2,951	(14,733)	(1,733)
Changes in operating assets and liabilities:
Restricted cash	(5,219)	6,622	7,888
Accounts receivable	(69,619)	(25,549)	34,893
Prepaid insurance	(7,624)	13,884	(10,663)
Other current assets	(2,391)	514	(5,596)
Other assets	(8,941)	(22,069)	(32,013)
Accounts payable	(1,192)	707	1,996
Payroll taxes and other payroll deductions payable	42,373	29,052	10,737
Accrued worksite employee payroll expense	53,297	(30,479)	18,595
Accrued health insurance costs	12,717	(4,686)	13,226
Accrued workers’ compensation costs	21,723	26,159	15,805
Accrued corporate payroll, commissions and other accrued liabilities	3,150	4,105	18,517
Income taxes payable/receivable	(7,920)	(1,060)	4,039
Total adjustments	66,682	25,693	113,709
Net cash provided by operating activities	132,673	65,083	141,713
Cash flows from investing activities:
Marketable securities:
Purchases	(1,049)	(10,558)	(69,578)
Proceeds from maturities	1,715	10,593	28,494
Proceeds from dispositions	7,268	17,869	56,880
Property and equipment:
Purchases	(33,994)	(17,844)	(19,124)
Proceeds from sale of aircraft	—	12,159	—
Proceeds from dispositions	43	153	122
Net cash provided by (used in) investing activities	(26,017)	12,372	(3,206)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Purchase of treasury stock	$(31,669)	$(67,113)	$(20,769)
Repurchase of common stock	(144,263)	—	—
Dividends paid	(20,599)	(21,153)	(69,493)
Borrowings under long-term debt agreement	124,400	—	—
Principal repayments	(20,000)	—	—
Proceeds from the exercise of stock options	598	374	279
Income tax benefit from stock-based compensation	—	2,216	889
Other	1,373	1,303	1,288
Net cash used in financing activities	(90,160)	(84,373)	(87,806)

Net increase (decrease) in cash and cash equivalents	16,496	(6,918)	50,701
Cash and cash equivalents at beginning of year	269,538	276,456	225,755
Cash and cash equivalents at end of year	$286,034	$269,538	$276,456

Supplemental disclosures of cash flow information:
Income taxes, net	$44,148	$39,806	$16,429
Interest expense	$2,396	$459	$370

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening and Expense Management Services, Retirement Services and Insurance Services, many of which are offered via desktop applications and cloud-based delivery models.  These other products and services are offered separately, along with our PEO HR Outsourcing solutions or as a bundle, such as our new Workforce AdministrationTM solution that provides a comprehensive human capital management and payroll services solution.

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

We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date.  At December 31, 2016 and 2015, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity.  Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments.  We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.

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

Software development costs relate primarily to software coding, system interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years.  We recognized $3.0 million, $3.3 million and $4.1 million in amortization of capitalized computer software costs in 2016, 2015 and 2014, respectively.  Unamortized software development costs were $10.4 million and $7.1 million in 2016 and 2015, respectively.

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

Our goodwill and intangible assets are subject to the provisions of ASC 350, Intangibles – Goodwill and Other. Accordingly, we perform our annual goodwill impairment testing as of December 31st of each calendar year or earlier if indicators of impairment exist on an interim basis. Step one of the impairment testing involves a comparison of the estimated fair value of a reporting unit to the related carrying value.  Fair value is estimated using a discounted cash flow model.  If the estimated fair value is less than its related carrying value, step two of the goodwill impairment test is completed, which involves allocating the estimated fair value of the reporting unit to individual assets and liabilities.  If the carrying value of goodwill is greater than the estimated fair value, an impairment exists, which results in a write-down of the goodwill to the estimated fair value. Furthermore, ASC 350 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.  Please read Note 6, “Goodwill and Other Intangible Assets,” for additional information.

Health Insurance Costs

We provide group health insurance coverage to our worksite employees through a national network of carriers including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield and Tufts, all of which provide fully insured policies or service contracts.

The policy with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the cost of the United portion of the plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, a component of direct costs, in the Consolidated

Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $4.5 million as of December 31, 2016, and is reported as a long-term asset. As of December 31, 2016, Plan Costs were less than the net premiums paid and owed to United by $15.0 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $6.0 million difference is included in prepaid health insurance costs, a current asset, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2016, were $22.6 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in 2016 included costs of $5.1 million for changes in estimated run-off related to prior periods.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the Chubb Group of Insurance Companies (“the Chubb Program”) since 2007. The Chubb Program is a fully insured policy whereby Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, we bear the economic burden for the first $1 million layer of claims per occurrence, and effective October 1, 2010, we also bear the economic burden for a maximum aggregate amount of $5 million per policy year for claim amounts that exceed the first $1 million. Chubb bears the economic burden for all claims in excess of these levels.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2016 and 2015, we reduced accrued workers’ compensation costs by $10.9 million and $1.3 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 1.1% in 2016 and 1.0% in 2015), are accreted over the estimated claim payment period and are included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not reported workers’ compensation claims:

	Year ended December 31,
	2016	2015
	(in thousands)
Beginning balance	$162,184	$136,088
Accrued claims	65,069	67,559
Present value discount	(2,628)	(3,095)
Paid claims	(40,697)	(38,368)
Ending balance	$183,928	$162,184

Current portion of accrued claims	$42,637	$37,438
Long-term portion of accrued claims	141,291	124,746
	$183,928	$162,184

The current portion of accrued workers’ compensation costs at December 31, 2016 and 2015 includes $1.6 million of workers’ compensation administrative fees in both periods.

As of December 31, the undiscounted accrued workers’ compensation costs were $194.2 million in 2016 and $172.3 million in 2015.

At the beginning of each policy period, the insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”).  The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier.  Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets.  In 2016, we received $12.8 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits.  As of December 31, 2016, we had restricted cash of $42.6 million and deposits of $143.9 million.

Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year are included in long-term liabilities on our Consolidated Balance Sheets.

Stock-Based Compensation

At December 31, 2016, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We generally make annual grants of restricted and unrestricted stock under our stock-based incentive compensation plan to our non-employee directors, officers and other management. Restricted stock grants to officers and other management generally vest over a period of three years from the date of grant. Restricted stock grants issued to non-employee directors upon their initial appointment to the board are one-third vested on each anniversary of the grant date. Annual stock grants issued to non-employee directors are 100% vested on the grant date. Shares of restricted stock are based on fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the vesting period.

In 2015, we adopted the Insperity Long-Term Incentive Program (the “LTIP”). The LTIP provides for performance based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. Each performance unit represents the right to receive one common share at a future date based on our performance against certain targets. Performance units have a vesting schedule of three years for performance based awards. Market-based performance awards vest at the end of a three-year period assuming continued employment and achievement of market-based performance goals.. The fair value of each performance unit is the market price of our common stock on the date of grant. The fair value of each market-based performance unit was determined through use of the Monte

Carlo simulation method. The compensation expense for such awards is recognized on a straight line basis over the vesting term. Over the performance period the number of shares expected to be issued is adjusted upward or downward based on the probability of achievement of the performance target.

Company-Sponsored 401(k) Retirement Plans

Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2016, and 50% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2015 and 2014. Matching contributions under the Corporate Plan are immediately vested. During 2016, 2015 and 2014, we made matching contributions on behalf of corporate employees to the Corporate Plan of $8.0 million, $3.4 million and $3.1 million, respectively, and is included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.

Under our separate 401(k) retirement plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company.  Matching contributions under the Worksite Employee Plan are immediately vested.  During 2016, 2015 and 2014, we made matching contributions on behalf of worksite employees to the Worksite Employee Plan of $108.3 million, $95.3 million and $78.4 million, respectively.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based compensation payments, including (i) permitting the election of estimated or actual forfeitures for share grants, (ii) allowing excess tax benefits for share-based payments to be recorded as a reduction of income taxes reflected in operating cash flows in place of excess tax benefits currently recorded in equity and as financing activity in the cash flow statement, and (iii) providing for statutory withholding requirements. This guidance is effective for annual and interim reporting periods for public entities beginning after December 15, 2016; however, it can be elected early in any interim or annual period. We have elected to prospectively adopt this pronouncement for calendar year 2016. During 2016, we recognized an income tax benefit of $1.5 million, or $0.07 per diluted share related to excess tax benefits from the vesting of restricted stock awards and exercise of non-qualified stock options. Prior to the adoption of this pronouncement excess tax benefits were required to be reported as an increase in additional paid in capital. Prior periods have not been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. We are currently reviewing the guidance and assessing the impact on our consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods ending after December 15, 2017, and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. While we are currently evaluating the guidance and have not yet determined the impact this standard may have on our Consolidated Financial Statements, we expect to apply the modified retrospective method upon adoption.

2.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2016	2015
	(in thousands)
Overnight holdings:
Money market funds (cash equivalents)	$255,091	$247,720
Investment holdings:
Money market funds (cash equivalents)	28,231	26,048
Marketable securities	1,851	9,875
	285,173	283,643
Cash held in demand accounts	25,758	19,377
Outstanding checks	(23,046)	(23,607)
Total cash, cash equivalents and marketable securities	$287,885	$279,413

Cash and cash equivalents	$286,034	$269,538
Marketable securities	1,851	9,875
	$287,885	$279,413

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle.  Included in the cash balance as of December 31, 2016 and December 31, 2015, are $221.7 million and $185.7 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $21.3 million and $17.0 million, respectively, in client prepayments.

3.	Fair Value Measurements

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

Fair Value of Instruments Measured and Recognized at Fair Value

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
		(in thousands)
	December 31, 2016	Level 1	Level 2	Level 3
Money market funds	$283,322	$283,322	$—	$—
Municipal bonds	1,851	—	1,851	—
Total	$285,173	$283,322	$1,851	$—

	Fair Value Measurements
		(in thousands)
	December 31, 2015	Level 1	Level 2	Level 3
Money market funds	$273,768	$273,768	$—	$—
Municipal bonds	9,875	—	9,875	—
Total	$283,643	$273,768	$9,875	$—

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

The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2016
Municipal bonds	$1,854	$—	$(3)	$1,851

December 31, 2015
Municipal bonds	$9,875	$3	$(3)	$9,875

As of December 31, 2016, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$1,299	$1,299
One to five years	555	552
Total	$1,854	$1,851

Fair Value of Other Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

At December 31, 2016, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 8, "Long-Term Debt," for additional information.

4.	Accounts Receivable

Our accounts receivable is primarily composed of trade receivables and unbilled receivables.  Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $0.7 million and $1.1 million as of December 31, 2016 and 2015, respectively.  We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

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

	December 31,
	2016	2015
	(in thousands)
Accrued worksite employee payroll cost	$215,214	$161,917
Unbilled revenues	61,041	45,835
Customer prepayments	(21,256)	(17,037)
Unbilled accounts receivable	$254,999	$190,715

5.	Deposits

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2016, we had $4.7 million in health insurance long-term deposits. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.

As of December 31, 2016, we had $143.9 million in workers’ compensation long-term deposits. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for workers’ compensation costs.

6.	Goodwill and Other Intangible Assets

We perform our annual asset impairment test as of December 31, the end of our fiscal year. During the fourth quarters of 2016, 2015 and 2014, we performed step one of the annual impairment test for each of our reporting units.

Additionally, any time impairment indicators are identified, we perform an interim impairment test. During the second quarter of 2014, impairment indicators were identified in our Employment Screening business, due to changes in management, the reporting unit’s financial results and the loss of certain customers.

The declines in the estimated fair values of Employment Screening resulted primarily from lower projected revenue growth rates and profitability levels. Upon completion of step two of the goodwill impairment tests, we recognized goodwill and other intangible asset impairments of $2.5 million in 2014 related to our Employment Screening business unit. The fair values of the reporting units were estimated using a discounted cash flow model. The material assumptions used in the model included the weighted average cost of capital and long-term growth rates.  We consider this a Level 3 fair value measure.

The following table presents the gross carrying amount and accumulated amortization for each class of intangible assets and the gross carrying amount and accumulated impairment for goodwill:

	December 31, 2015	Twelve Months Ended December 31, 2016		December 31, 2016
	Balance	Impairment	Amortization Expense	Balance
	(in thousands)
Gross carrying amount:
Trademarks	$220	$—	$—	$220
Customer relationships	6,392	—	—	6,392
Aggregate goodwill acquired:
Goodwill	21,156	—	—	21,156
Total	$27,768	$—	$—	$27,768

Accumulated amortization:
Trademarks	$(101)	$—	$(39)	$(140)
Customer relationships	(5,609)	—	(461)	(6,070)
Accumulated impairment:
Goodwill	(8,470)	—	—	(8,470)
Total	$(14,180)	$—	$(500)	$(14,680)

Net carrying amount:
Trademarks	$119	$—	$(39)	$80
Customer relationships	783	—	(461)	322
Goodwill	12,686	—	—	12,686
Total goodwill and other intangible assets	$13,588	$—	$(500)	$13,088

Our amortization expense related to purchased intangible assets other than goodwill was $0.5 million in 2016, $0.9 million in 2015 and $1.5 million in 2014, and is estimated to be $0.3 million in 2017, $36,000 in 2018, $12,000 in 2019 and $7,000 in 2020.

7.	Impairment Charges and Other

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

8.	Long-Term Debt

We have a $200 million revolving credit facility (the “Facility”). The Facility was increased from $125 million to $200 million in the first quarter of 2016. The Facility may be further increased to $250 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In January 2016, we had net borrowings of $104.4 million to fund a portion of the purchase price of our modified Dutch auction tender offer. In addition, as of December 31, 2016, we had an outstanding $1.0 million letter of credit issued under the Facility. As of December 31, 2016, our outstanding balance on the Facility was $104.4 million.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate during 2016 was 2.33%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. In December 2014, the Credit Agreement was amended to modify the interest coverage ratio covenant to exclude the impact of special dividends paid of $50.7 million. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2016.

9.	Income Taxes

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the net deferred tax assets and net deferred tax liabilities as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(7,133)	$(3,952)
Depreciation	(936)	(1,741)
Software development costs	(3,960)	(2,699)
Total deferred tax liabilities	(12,029)	(8,392)

Deferred tax assets:
Accrued incentive compensation	8,590	8,818
Net operating loss carryforward	1,300	1,463
Workers’ compensation accruals	7,891	7,586
Accrued rent	1,092	1,229
Stock-based compensation	6,217	4,553
Intangibles	618	1,159
Minority investment impairment	1,021	1,016
Other	349	564
Total deferred tax assets	27,078	26,388
Valuation allowance	(1,024)	(1,020)
Total net deferred tax assets	26,054	25,368

Net deferred tax assets	$14,025	$16,976

The components of income tax expense are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current income tax expense:
Federal	$31,045	$35,221	$18,034
State	5,190	5,741	3,322
Total current income tax expense	36,235	40,962	21,356
Deferred income tax (benefit) expense:
Federal	2,641	(13,632)	(1,764)
State	310	(1,101)	31
Total deferred income tax (benefit) expense	2,951	(14,733)	(1,733)
Total income tax expense	$39,186	$26,229	$19,623

In the first quarter of 2016, we prospectively adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting for calendar year 2016. In 2016, we recognized an income tax benefit of $1.5 million, or $0.07 per diluted related to excess tax benefits from the vesting of restricted stock awards and non-qualified stock options. Prior to the adoption of this pronouncement we recognized excess tax benefit as an increase in additional paid in capital of $2.2 million in 2015 and $0.5 million in 2014. Prior periods have not been adjusted, consistent with the provisions of the ASU.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Expected income tax expense at 35%	$36,812	$22,967	$16,670
State income taxes, net of federal benefit	3,684	2,696	2,204
Nondeductible expenses	1,669	1,669	1,939
Section 199 benefits	(686)	(627)	(592)
Equity compensation	(1,338)	—	—
Research and development credit	(751)	(530)	(455)
Other, net	(204)	54	(143)
Reported total income tax expense	$39,186	$26,229	$19,623

At December 31, 2016, we have net operating loss carryforwards totaling approximately $3.4 million that expire from 2022 to 2030 related to our acquisition of ExpensAble.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, 2015 and 2014, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2013 through 2015 remain open to examination by the Internal Revenue Service of the United States. The tax years 2012 through 2015 remain open to examination by various state tax authorities.

10.	Stockholders’ Equity

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”).  The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2015, we repurchased 1,244,433 shares under the Repurchase Program and 114,523 shares were withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards. In 2016, the Board authorized an increase of one million shares that may be repurchased under the Repurchase Program. We repurchased 388,063 shares under the Repurchase Program during 2016. In addition, 101,335 shares were withheld during 2016 to satisfy minimum tax withholding obligations for the vesting of restricted stock awards, which are not subject to the Repurchase Program. At December 31, 2016, we were authorized to repurchase an additional 1,136,269 shares under the Repurchase Program. Shares repurchased under the Repurchase Program and shares withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards are recorded in treasury.

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

The tender offer was funded through borrowings of $104.4 million under the Facility and the remainder with cash on hand.

Dividends

The Board declared quarterly dividends in 2016 and 2015 as follows:

	2016	2015
	(amounts per share)
First quarter	$0.22	$0.19
Second quarter	0.25	0.22
Third quarter	0.25	0.22
Fourth quarter	0.25	0.22

During 2016 and 2015, we paid a total of $20.6 million and $21.2 million, respectively in dividends.

Preferred Stock

At December 31, 2016, 20 million shares of preferred stock were authorized, of which 600,000 shares were designated as Series A Junior Participating Preferred Stock that is reserved for issuance on exercise of preferred stock purchase rights under our Share Purchase Rights Plan (the “Rights Plan”). Each issued share of our common stock has one preferred stock purchase right attached to it. No preferred shares have been issued and the rights are not currently exercisable. The Rights Plan expires on November 13, 2017.

11.	Incentive Plans

The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries.  The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted.  The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards.  The Board may at any time amend or terminate the Incentive Plans.  However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent.  Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules.  At December 31, 2016, 749,265 shares of common stock were available for future grants under the 2012 Incentive Plan.  The Incentive Plans permit stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives.  The purposes of the Incentive Plans generally are to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.

On March 30, 2015, we adopted the Insperity, Inc. Long-Term Incentive Program (“LTIP”) under the Insperity, Inc. 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2015 and 2016.

We recognized $16.6 million, $13.3 million and $11.1 million of compensation expense associated with the restricted stock and the LTIP awards in 2016, 2015 and 2014, respectively. We recognized $7.7 million, $5.3 million and $4.6 million of tax benefits associated with stock-based compensation in 2016, 2015 and 2014, respectively.

Stock Option Awards

The following is a summary of stock option award activity for 2016:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - December 31, 2015	28	$29.56
Granted	—	—
Exercised	(20)	29.17
Canceled	—	—
Outstanding - December 31, 2016	8	$30.59	4.5	$315
Exercisable - December 31, 2016	8	$30.59	4.5	$315

The intrinsic value of options exercised during the year was $0.8 million in 2016, $0.3 million in 2015 and $0.3 million in 2014.

Restricted Stock Awards

Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock.  Such value is recognized as compensation expense over the corresponding vesting period, three to five years for our shares currently outstanding.  The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was $16.2 million, $18.6 million and $10.8 million, respectively.  The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014 was $52.66, $51.54 and $28.22, respectively.  As of December 31, 2016, unrecognized compensation expense associated with the unvested shares outstanding was $14.6 million and is expected to be recognized over a weighted average period of 21 months.

The following is a summary of restricted stock award activity for 2016:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested - December 31, 2015	618	$37.98
Granted	236	52.66
Vested	(333)	35.66
Canceled/Forfeited	(18)	44.66
Non-vested - December 31, 2016	503	$46.17

Long-Term Incentive Program Awards

Each performance unit represents the right to receive one common share at a future date based on our performance against specified targets. Performance units have a vesting schedule of three years for performance based awards. Market-based performance awards vest at the end of a three-year period assuming continued employment and achievement of market-based performance goals. The fair value of each performance unit is the market price of one common share on the date of grant. The fair value of each market-based performance unit was determined through the use of the Monte Carlo simulation method. The compensation expense for the LTIP awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.

The following is a summary of LTIP award activity for 2016:

	Number of Performance Units at Target	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive

Unvested at December 31, 2015	100,900	$52.80	201,800
Granted	133,380	58.42	224,861
Vested	—	—	—
Canceled	(2,550)	52.80	(4,636)
Unvested at December 31, 2016	231,730	$56.04	422,025

Expected to vest	302,059

As of December 31, 2016, we estimate that 178,770 shares and 123,289 shares will vest with $3.8 million and $4.7 million in unamortized compensation expense related to the 2015 and 2016 grants, respectively.

Employee Stock Purchase Plan

Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 17,000, 24,000 and 37,000 shares were issued from treasury under the ESPP during fiscal years 2016, 2015 and 2014, respectively.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$65,991	$39,390	$28,004
Less distributed and undistributed earnings allocated to participating securities	(1,496)	(981)	(2,002)
Net income allocated to common shares	$64,495	$38,409	$26,002

Weighted average common shares outstanding	20,834	24,308	24,708
Incremental shares from assumed conversions of common stock options and LTIP awards	47	7	4
Adjusted weighted average common shares outstanding	20,881	24,315	24,712

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	—	4

13.	Leases

We lease various office facilities, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses.  Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively.  Rental expense relating to all operating leases was $15.0 million, $13.6 million and $13.4 million in 2016, 2015 and 2014, respectively.  At December 31, 2016, future minimum rental payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)
2017	$14,888
2018	13,132
2019	9,561
2020	7,008
2021	4,506
Thereafter	5,155
Total minimum lease payments	$54,250

14.	Commitments and Contingencies

We enter into fixed purchase and service obligations in the ordinary course of business.  These arrangements primarily consist of, construction contract for the new facility, advertising commitments and service contracts.  At December 31, 2016, future purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2017	$12,630	(1)
2018	8,799
2019	3,876
2020	2,549
2021	800
Thereafter	400
Total obligations	$29,054
____________________________________

(1)	Includes $4.9 million related to the construction of a new facility on our corporate campus.

Worksite Employee 401(k) Retirement Plan Class Action Litigation

In December 2015, a lawsuit was filed seeking class action status on behalf of participants in the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”). The suit was filed against us and the third-party discretionary trustee of the Plan in the United States District Court for the Northern District of Georgia, Atlanta Division. It generally alleges that the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. The matter is at an early state and involves unresolved questions of fact and law. As a result of this uncertainty, no provision has been made in the accompanying consolidated financial statements.

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

15.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31		June 30		Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2016
Revenues	$802,408		$707,332		$702,538	$729,069
Gross profit	150,016		113,259		117,796	110,539
Operating income	53,043		16,023		22,773	14,467
Net income	32,693		9,713		14,065	9,520
Basic net income per share	1.53		0.45		0.66	0.45
Diluted net income per share	1.53		0.45		0.66	0.45

2015
Revenues	$699,479		$627,838		$626,286	$650,011
Gross profit	129,860		104,219		106,743	97,045
Operating income	23,520	(1)	12,217	(2)	19,936	10,026	(3)
Net income	13,787		7,314		11,950	6,339
Basic net income per share	0.54		0.29		0.48	0.26
Diluted net income per share	0.54		0.29		0.48	0.26
____________________________________

(1)	Includes non-cash impairment and other charges in the first quarter of 2015 of $9.8 million. Please read Note 7, “Impairment Charges and Other,” for additional information.

(2)	Includes non-cash impairment and other charges in the second quarter of 2015 of $1.3 million. Please read Note 7, “Impairment Charges and Other,” for additional information.

(3)	Includes a reduction to non-cash impairment and other charges in the fourth quarter of 2015 of $0.6 million. Please read Note 7, “Impairment Charges and Other,” for additional information.