Form 10-Q
period 2017-03-31
INSPERITY, INC.
filed 2017-05-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a Smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 24, 2017, 21,069,303 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$303,850	$286,034
Restricted cash	42,458	42,637
Marketable securities	1,841	1,851
Accounts receivable, net:
Trade	4,806	13,107
Unbilled	255,734	254,999
Other	3,595	2,178
Prepaid insurance	15,097	15,041
Other current assets	23,095	19,526
Income taxes receivable	—	4,949
Total current assets	650,476	640,322

Property and equipment:
Land	5,214	5,214
Buildings and improvements	94,038	90,151
Computer hardware and software	98,660	97,311
Software development costs	54,030	51,956
Furniture, fixtures and other	40,685	38,483
	292,627	283,115
Accumulated depreciation and amortization	(204,954)	(202,854)
Total property and equipment, net	87,673	80,261

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	4,700	4,700
Deposits – workers’ compensation	150,441	143,938
Goodwill and other intangible assets, net	12,963	13,088
Deferred income taxes, net	10,297	14,025
Other assets	2,978	1,840
Total other assets	190,379	186,591
Total assets	$928,528	$907,174

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2017	December 31, 2016
	(Unaudited)
Current liabilities:
Accounts payable	$4,542	$4,189
Payroll taxes and other payroll deductions payable	249,847	247,766
Accrued worksite employee payroll cost	217,188	215,214
Accrued health insurance costs	24,043	26,360
Accrued workers’ compensation costs	44,283	44,231
Accrued corporate payroll and commissions	16,821	40,761
Other accrued liabilities	25,555	22,437
Income taxes payable	8,668	—
Total current liabilities	590,947	600,958

Noncurrent liabilities:
Accrued workers’ compensation costs	146,794	141,291
Long-term debt	104,400	104,400
Total noncurrent liabilities	251,194	245,691

Commitments and contingencies

Stockholders’ equity:
Common stock	277	277
Additional paid-in capital	11,817	9,240
Treasury stock, at cost	(234,225)	(227,152)
Retained earnings	308,518	278,160
Total stockholders’ equity	86,387	60,525
Total liabilities and stockholders’ equity	$928,528	$907,174

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues (gross billings of $5.016 billion and $4.564 billion less worksite employee payroll cost of $4.133 billion and $3.762 billion, respectively)	$882,664	$802,408

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	723,318	652,392

Gross profit	159,346	150,016

Operating expenses:
Salaries, wages and payroll taxes	62,457	58,015
Stock-based compensation	4,503	3,575
Commissions	4,476	4,281
Advertising	3,972	3,047
General and administrative expenses	26,192	23,784
Depreciation and amortization	4,254	4,271
	105,854	96,973
Operating income	53,492	53,043

Other income (expense):
Interest income	465	299
Interest expense	(623)	(637)
Income before income tax expense	53,334	52,705
Income tax expense	17,706	20,012
Net income	$35,628	$32,693

Less distributed and undistributed earnings allocated to participating securities	(781)	(664)

Net income allocated to common shares	$34,847	$32,029

Basic net income per share of common stock	$1.69	$1.53

Diluted net income per share of common stock	$1.69	$1.53

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2016	27,744	$277	$9,240	$(227,152)	$278,160	$60,525
Purchase of treasury stock, at cost	—	—	—	(9,317)	—	(9,317)
Stock-based compensation expense	—	—	2,410	2,093	—	4,503
Other	—	—	167	151	2	320
Dividends paid	—	—	—	—	(5,272)	(5,272)
Net income	—	—	—	—	35,628	35,628
Balance at March 31, 2017	27,744	$277	$11,817	$(234,225)	$308,518	$86,387

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$35,628	$32,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,254	4,271
Amortization of marketable securities	19	31
Stock-based compensation	4,503	3,575
Deferred income taxes	3,728	4,978
Changes in operating assets and liabilities:
Restricted cash	179	(2,863)
Accounts receivable	6,149	(34,703)
Prepaid insurance	(56)	(4,137)
Other current assets	(3,543)	(11,313)
Other assets	(7,641)	(3,804)
Accounts payable	353	(168)
Payroll taxes and other payroll deductions payable	2,081	(3,038)
Accrued worksite employee payroll expense	1,974	105,739
Accrued health insurance costs	(2,317)	(5,906)
Accrued workers’ compensation costs	5,555	8,761
Accrued corporate payroll, commissions and other accrued liabilities	(20,822)	(9,465)
Income taxes payable/receivable	13,617	10,556
Total adjustments	8,033	62,514
Net cash provided by operating activities	43,661	95,207

Cash flows from investing activities:
Marketable securities:
Purchases	(711)	(103)
Proceeds from dispositions	—	7,268
Proceeds from maturities	704	790
Property and equipment:
Purchases	(11,567)	(4,880)
Net cash provided by (used in) investing activities	(11,574)	3,075

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Purchase of treasury stock	$(9,317)	$(4,768)
Repurchase of common stock	—	(144,263)
Dividends paid	(5,272)	(4,652)
Borrowings under long-term debt agreement	—	124,400
Principal repayments	—	(20,000)
Other	318	311
Net cash used in financing activities	(14,271)	(48,972)

Net increase in cash and cash equivalents	17,816	49,310
Cash and cash equivalents at beginning of period	286,034	269,538
Cash and cash equivalents at end of period	$303,850	$318,848

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2016. Our Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at March 31, 2017 and our Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016, and our Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2017, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2017 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $4.5 million as of March 31, 2017, and is reported as a long-term asset. As of March 31, 2017, Plan Costs were less than the net premiums paid and owed to United by $11.9 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $2.9 million difference is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2017 were $19.9 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2017 included costs of $1.7 million for changes in estimated run-off related to prior periods.

Workers’ Compensation Costs

Our workers’ compensation coverage has been provided through an arrangement with the Chubb Group of Insurance Companies (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for for all claims in excess of these levels.

Because we bear the financial responsibility for claims up to the levels noted above, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2017 and 2016, we reduced accrued workers’ compensation costs by $3.9 million and $0.9 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2017 period was 1.5% and in the 2016 period was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Beginning balance, January 1,	$183,928	$162,184
Accrued claims	16,772	17,787
Present value discount	(968)	(639)
Paid claims	(10,480)	(8,719)
Ending balance	$189,252	$170,613

Current portion of accrued claims	$42,458	$40,282
Long-term portion of accrued claims	146,794	130,331
	$189,252	$170,613

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at March 31, 2017 includes $1.8 million of workers’ compensation administrative fees.

As of March 31, 2017 and 2016, the undiscounted accrued workers’ compensation costs were $199.9 million and $180.8 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. As of March 31, 2017, we had restricted cash of $42.5 million and deposits - workers’ compensation of $150.4 million.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. We plan to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method. Under this method, the guidance will be applied only to the most current period presented in the financial statements. While our technical analysis is on-going, we expect our revenue recognition policies to remain substantially unchanged as a result of adopting ASU 2014-09. Additionally, we do not anticipate significant changes in business processes or systems.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2017	December 31, 2016
	(in thousands)
Overnight holdings
Money market funds (cash equivalents)	$265,076	$255,091
Investment holdings
Money market funds (cash equivalents)	28,167	28,231
Marketable securities	1,841	1,851
	295,084	285,173
Cash held in demand accounts	24,877	25,758
Outstanding checks	(14,270)	(23,046)
Total cash, cash equivalents and marketable securities	$305,691	$287,885

Cash and cash equivalents	$303,850	$286,034
Marketable securities	1,841	1,851
Total cash, cash equivalents and marketable securities	$305,691	$287,885

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at March 31, 2017 and December 31, 2016, are $232.4 million and $221.7 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $10.5 million and $21.3 million in client prepayments, respectively.

4.	Fair Value Measurements

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

Fair Value of Instruments Measured and Recognized at Fair Value

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	March 31, 2017	Level 1	Level 2	Level 3

Money market funds	$293,243	$293,243	$—	$—
Municipal bonds	1,841	—	1,841	—
Total	$295,084	$293,243	$1,841	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2016	Level 1	Level 2	Level 3

Money market funds	$283,322	$283,322	$—	$—
Municipal bonds	1,851	—	1,851	—
Total	$285,173	$283,322	$1,851	$—

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

As of March 31, 2017, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt

We have a revolving credit facility (the “Facility”) with borrowing capacity up to $200 million. The Facility may be increased to $250 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At March 31, 2017, our outstanding balance on the Facility was $104.4 million, in addition we have an outstanding $1.0 million letter of credit issued under the Facility, providing us with an available borrowing capacity of $94.6 million.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at March 31, 2017 was 2.53%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2017.

6.	Stockholders' Equity

During the first three months of 2017, we repurchased or withheld an aggregate of 114,568 shares of our common stock, as described below.

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2017, 28,481 shares were repurchased under the Repurchase Program. As of March 31, 2017, we were authorized to repurchase an additional 1,107,788 shares under the Repurchase Program.

Withheld Shares

During the three months ended, March 31, 2017, we withheld 86,087 shares to satisfy tax withholding obligations for the vesting of restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2017	2016
	(amounts per share)

First quarter	$0.25	$0.22

 During the three months ended March 31, 2017 and 2016, we paid dividends totaling $5.3 million and $4.7 million, respectively.

7.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Net income	$35,628	$32,693
Less distributed and undistributed earnings allocated to participating securities	(781)	(664)
Net income allocated to common shares	$34,847	$32,029

Weighted average common shares outstanding	20,565	20,972
Incremental shares from assumed LTIP awards and conversions of common stock options	101	6
Adjusted weighted average common shares outstanding	20,666	20,978

8.	Commitments and Contingencies

Worksite Employee 401(k) Retirement Plan Class Action Litigation

In December 2015, a class action lawsuit was filed against us and the third party discretionary trustee of the Insperity 401(k) retirement plan available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. This suit generally alleges that the Company’s third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries and by making imprudent investment choices. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, as well as our Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – New Accounting Pronouncements," for new accounting pronouncements information.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.

The following table presents certain information related to our results of operations:

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $5.016 billion and $4.564 billion, less worksite employee payroll cost of $4.133 billion and $3.762 billion, respectively)	$882,664	$802,408	10.0%
Gross profit	159,346	150,016	6.2%
Operating expenses	105,854	96,973	9.2%
Operating income	53,492	53,043	0.8%
Other expense	(158)	(338)	(53.3)%
Net income	35,628	32,693	9.0%
Diluted net income per share of common stock	1.69	1.53	10.5%
Adjusted net income(1)	38,636	34,911	10.7%
Adjusted diluted net income per share of common stock(1)	1.84	1.63	12.9%
Adjusted EBITDA(1)	62,714	61,188	2.5%

Statistical Data:
Average number of worksite employees paid per month	174,354	158,391	10.1%
Revenues per worksite employee per month(2)	$1,687	$1,689	(0.1)%
Gross profit per worksite employee per month	305	316	(3.5)%
Operating expenses per worksite employee per month	202	204	(1.0)%
Operating income per worksite employee per month	102	112	(8.9)%
Net income per worksite employee per month	68	69	(1.4)%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $9,589 and $9,606 per worksite employee per month, less payroll cost of $7,902 and $7,917 per worksite employee per month, respectively.

Revenues

Our revenues for the three months ended March 31, 2017 increased 10.0% over the 2016 period, primarily due to a 10.1% increase in the average number of worksite employees paid per month, partially offset by a 0.1%, or $2, decrease in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions revenue for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	% Change	2017	2016
	(in thousands)			(% of total revenue)

Northeast	$236,100	$208,655	13.2%	27.2%	26.4%
Southeast	98,806	81,269	21.6%	11.4%	10.3%
Central	142,777	127,006	12.4%	16.4%	16.1%
Southwest	204,107	189,310	7.8%	23.5%	24.0%
West	187,444	183,712	2.0%	21.5%	23.2%
	869,234	789,952	10.0%	100.0%	100.0%
Other revenue(1)	13,430	12,456	7.8%
Total revenue	$882,664	$802,408	10.0%
______________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended March 31,
	2017	2016

Texas	21.7%	22.4%
California	17.1%	18.7%
New York	10.3%	10.0%
Other	50.9%	48.9%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first three months of 2017, we saw improvement in worksite employees paid from new client sales, while client retention and net change in existing clients declined as compared to the first three months of 2016.

Gross Profit

Gross profit for the first three months of 2017 increased 6.2% over the first three months of 2016 to $159.3 million. The average gross profit per worksite employee decreased 3.5% to $305 per month in the 2017 period from $316 per month in the 2016 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first three months of 2017 remained relatively flat compared to the first three months of 2016. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 0.7% to $1,382 per worksite employee per month in the first three months of 2017 compared to $1,373 in the first three months of 2016. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $20 per worksite employee per month, or 4.3% on a cost per covered employee basis, compared to the first three months of 2016. Included in 2017 benefits costs is a charge of $1.7 million, or $3 per worksite employee per month, for changes in estimated claim run-off related to prior periods. Benefits costs incurred in the first three months of 2016 reflect reductions in estimated claims run-off related to prior periods of $2.4 million, or $5 per worksite employee per month. The percentage of worksite employees covered under our health insurance plans was 69.5% in the 2017 period compared to 70.2% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 7.0%, or $7 per worksite employee per month, compared to the first three months of 2016. In the first three months of 2017, we recorded reductions in workers’ compensation costs of $3.9 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.56% in the 2017 period compared to 0.67% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 9.5% due primarily to a 9.9% increase in payroll costs, but decreased $4 on a per worksite employee per month basis, compared to the first three months of 2016. Payroll taxes as a percentage of payroll costs were 8.6% in both the 2017 and 2016 periods.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$62,457	$58,015	7.7%	$119	$122	(2.5)%
Stock-based compensation	4,503	3,575	26.0%	9	8	12.5%
Commissions	4,476	4,281	4.6%	8	9	(11.1)%
Advertising	3,972	3,047	30.4%	8	6	33.3%
General and administrative expenses	26,192	23,784	10.1%	50	50	—
Depreciation and amortization	4,254	4,271	(0.4)%	8	9	(11.1)%
Total operating expenses	$105,854	$96,973	9.2%	$202	$204	(1.0)%

Operating expenses increased 9.2% to $105.9 million in the first three months of 2017 compared to $97.0 million in the first three months of 2016. Operating expenses per worksite employee per month decreased to $202 in the 2017 period from $204 in the 2016 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased 7.7%, but decreased $3 on a per worksite employee per month basis, compared to the 2016 period. This increase was primarily due to an 8.1% increase in corporate headcount, including a 11.0% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased $0.9 million or 26.0%, approximately $1 per worksite employee per month, compared to the 2016 period. This increase was primarily due to additional annual awards issued under the our Long-Term Incentive Program.

•	Commissions expense increased 4.6%, but decreased $1 on a per worksite employee per month basis, compared to the 2016 period.

•
Advertising costs increased $0.9 million or 30.4%, approximately $2 per worksite employee per month, compared to the 2016 period, primarily due to timing of business promotions and sponsorships incurred earlier in the year for 2017 compared to 2016.

•	General and administrative expenses increased 10.1%, but remained consistent on a per worksite employee per month basis compared to the 2016 period.

•	Depreciation and amortization expense decreased 0.4%, or $1 per worksite employee per month, compared to the 2016 period.

Income Tax Expense

Our effective income tax rate was 33.2% in the 2017 period compared to 38.0% in the 2016 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. In addition, during first quarter of 2017 and 2016, as a result of our 2016 adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, we recognized an income tax benefit of $3.3 million and $1.0 million respectively, related to the vesting of restricted stock awards.

Operating and Net Income

Operating and net income per worksite employee per month was $102 and $68 in the 2017 period, versus $112 and $69 in the 2016 period.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$4,132,992	$3,762,064	9.9%
Less: Bonus payroll cost	615,258	582,312	5.7%
Non-bonus payroll cost	$3,517,734	$3,179,752	10.6%

Payroll cost per worksite employee per month (GAAP)	$7,902	$7,917	(0.2)%
Less: Bonus payroll cost per worksite employee per month	1,177	1,225	(3.9)%
Non-bonus payroll cost per worksite employee per month	$6,725	$6,692	0.5%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. Insperity management believes adjusted cash, cash equivalents and marketable securities is a useful measure of the company’s available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	March 31, 2017	December 31, 2016
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$305,691	$287,885
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	232,372	221,710
Customer prepayments	10,457	21,256
Adjusted cash, cash equivalents and marketable securities	$62,862	$44,919

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except per worksite employee per month data)

Net income (GAAP)	$35,628	$32,693	9.0%
Income tax expense	17,706	20,012	(11.5)%
Interest expense	623	637	(2.2)%
Depreciation and amortization	4,254	4,271	(0.4)%
EBITDA	58,211	57,613	1.0%
Stock-based compensation	4,503	3,575	26.0%
Adjusted EBITDA	$62,714	$61,188	2.5%

Net income per worksite employee per month (GAAP)	$68	$69	(1.4)%
Income tax expense per worksite employee per month	34	42	(19.0)%
Interest expense per worksite employee per month	1	1	—
Depreciation and amortization per worksite employee per month	8	9	(11.1)%
EBITDA per worksite employee per month	111	121	(8.3)%
Stock-based compensation per worksite employee per month	9	8	12.5%
Adjusted EBITDA per worksite employee per month	$120	$129	(7.0)%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash stock-based compensation in both periods. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)

Net income (GAAP)	$35,628	$32,693	9.0%
Non-GAAP adjustments:
Stock-based compensation	4,503	3,575	26.0%
Tax effect	(1,495)	(1,357)	10.2%
Adjusted net income (non-GAAP)	$38,636	$34,911	10.7%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$1.69	$1.53	10.5%
Non-GAAP adjustments:
Stock-based compensation	0.22	0.17	29.4%
Tax effect	(0.07)	(0.07)	—
Adjusted diluted net income per share of common stock	$1.84	$1.63	12.9%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $305.7 million in cash, cash equivalents and marketable securities at March 31, 2017, of which approximately $232.4 million was payable in early April 2017 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $10.5 million were customer prepayments that were payable in April 2017. At March 31, 2017, we had working capital of $59.5 million compared to $39.4 million at December 31, 2016. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2017. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $200 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of March 31, 2017, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first three months of 2017 was $43.7 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2017, the last business day of the reporting period was a Friday, client prepayments were $10.5 million and accrued worksite employee payroll was $217.2 million. In the period ended March 31, 2016, the last business day of the reporting period was a Thursday, client prepayments were $99.2 million and accrued worksite employee payroll was $267.7 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $16.3 million in the first three months of 2017 and $14.7 million in the first three months of 2016. However, our estimate of workers’ compensation incurred claims was $15.8 million in the 2017 period and $17.1 million in the 2016 period.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2017, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $11.9 million surplus, $2.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including additional quarterly premium, owed to United at March 31, 2017, were $19.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 10.7% to $38.6 million in the three months ended March 31, 2017, compared to $34.9 million in the three months ended March 31, 2016, due to higher gross profit. Please read “Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $11.6 million for the three months ended March 31, 2017, primarily due to property and equipment purchases related to the construction of a new facility located on our corporate campus, the facility was completed in April 2017.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $14.3 million for the three months ended March 31, 2017. We repurchased $9.3 million in stock and paid $5.3 million in dividends during the three months ended March 31, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2017, we had outstanding letters of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt” for additional information.

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

We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist of tax-exempt short term and intermediate term debt securities, which are primarily pre-funded municipal bonds that are secured by escrow funds containing U.S. Government Securities.

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) adverse economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation insurance at expiration of current contracts; (iv) cancellation of client contracts on short notice, or the inability to renew client contracts or attract new clients; (v) vulnerability to regional economic factors because of our geographic market concentration; (vi) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (vii) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (viii) the impact of the competitive environment in the PEO industry on our growth and/or profitability; (ix) our liability for worksite employee payroll, payroll taxes and benefits costs; (x) our liability for disclosure of sensitive or private information; (xi) our ability to integrate or realize expected returns on our acquisitions; (xii) failure of our information technology systems; (xiii) an adverse final judgment or settlement of claims against Insperity; and (xiv) disruptions to our business resulting from the actions of certain stockholders. These factors are discussed in further detail in our 2016 Annual Report on Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

Except to the extent otherwise required by federal securities law, we do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended March 31, 2017, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)

01/01/2017 – 01/31/2017	28,481	$69.82	28,481	1,107,788
02/01/2017 – 02/28/2017	61,833	84.30	—	1,107,788
03/01/2017 – 03/31/2017	24,254	87.25	—	1,107,788
Total	114,568	$81.32	28,481
 ____________________________________

(1)
During the three months ended March 31, 2017, 86,087 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. During the three months ended March 31, 2017, 28,481 shares were repurchased under the program. As of March 31, 2017, we were authorized to repurchase an additional 1,107,788 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016; (ii) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (iii) the Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2017; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: May 1, 2017	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)