Form 10-Q
period 2017-06-30
INSPERITY, INC.
filed 2017-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.
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
Yes ☐ No ☒

As of July 25, 2017, 20,846,440 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$241,890	$286,034
Restricted cash	41,703	42,637
Marketable securities	1,929	1,851
Accounts receivable, net:
Trade	2,775	13,107
Unbilled	255,184	254,999
Other	3,610	2,178
Prepaid insurance	27,070	15,041
Other current assets	17,993	19,526
Income taxes receivable	6,878	4,949
Total current assets	599,032	640,322

Property and equipment:
Land	6,215	5,214
Buildings and improvements	94,318	90,151
Computer hardware and software	101,003	97,311
Software development costs	56,584	51,956
Furniture, fixtures and other	41,826	38,483
	299,946	283,115
Accumulated depreciation and amortization	(207,288)	(202,854)
Total property and equipment, net	92,658	80,261

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	5,300	4,700
Deposits – workers’ compensation	157,850	143,938
Goodwill and other intangible assets, net	12,838	13,088
Deferred income taxes, net	5,560	14,025
Other assets	3,650	1,840
Total other assets	194,198	186,591
Total assets	$885,888	$907,174

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2017	December 31, 2016
	(Unaudited)
Current liabilities:
Accounts payable	$3,132	$4,189
Payroll taxes and other payroll deductions payable	189,940	247,766
Accrued worksite employee payroll cost	228,556	215,214
Accrued health insurance costs	26,579	26,360
Accrued workers’ compensation costs	43,939	44,231
Accrued corporate payroll and commissions	28,566	40,761
Other accrued liabilities	22,658	22,437
Total current liabilities	543,370	600,958

Noncurrent liabilities:
Accrued workers’ compensation costs	154,415	141,291
Long-term debt	104,400	104,400
Total noncurrent liabilities	258,815	245,691

Commitments and contingencies

Stockholders’ equity:
Common stock	277	277
Additional paid-in capital	15,462	9,240
Treasury stock, at cost	(248,266)	(227,152)
Retained earnings	316,230	278,160
Total stockholders’ equity	83,703	60,525
Total liabilities and stockholders’ equity	$885,888	$907,174

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues (gross billings of $4.742 billion, $4.163 billion, $9.758 billion and $8.727 billion less worksite employee payroll cost of $3.947 billion, $3.456 billion, $8.080 billion and $7.217 billion, respectively)	$795,552	$707,332	$1,678,216	$1,509,740

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	664,999	594,073	1,388,317	1,246,465

Gross profit	130,553	113,259	289,899	263,275

Operating expenses:
Salaries, wages and payroll taxes	61,458	55,998	123,915	114,013
Stock-based compensation	5,303	4,761	9,806	8,336
Commissions	5,664	4,335	10,140	8,616
Advertising	6,175	6,712	10,147	9,759
General and administrative expenses	24,610	21,254	50,802	45,038
Depreciation and amortization	4,405	4,176	8,659	8,447
	107,615	97,236	213,469	194,209
Operating income	22,938	16,023	76,430	69,066

Other income (expense):
Interest income	678	293	1,143	592
Interest expense	(803)	(650)	(1,426)	(1,287)
Income before income tax expense	22,813	15,666	76,147	68,371
Income tax expense	8,795	5,953	26,501	25,965
Net income	$14,018	$9,713	$49,646	$42,406

Less distributed and undistributed earnings allocated to participating securities	(248)	(229)	(909)	(962)

Net income allocated to common shares	$13,770	$9,484	$48,737	$41,444

Basic net income per share of common stock	$0.67	$0.45	$2.37	$1.98

Diluted net income per share of common stock	$0.66	$0.45	$2.35	$1.98

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2016	27,744	$277	$9,240	$(227,152)	$278,160	$60,525
Purchase of treasury stock, at cost	—	—	—	(25,528)	—	(25,528)
Stock-based compensation expense	—	—	5,746	4,060	—	9,806
Other	—	—	476	354	3	833
Dividends paid	—	—	—	—	(11,579)	(11,579)
Net income	—	—	—	—	49,646	49,646
Balance at June 30, 2017	27,744	$277	$15,462	$(248,266)	$316,230	$83,703

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$49,646	$42,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,659	8,447
Stock-based compensation	9,806	8,336
Deferred income taxes	8,465	9,414
Changes in operating assets and liabilities:
Restricted cash	934	(3,808)
Accounts receivable	8,715	(44,347)
Prepaid insurance	(12,029)	(19,128)
Other current assets	1,533	(1,419)
Other assets	(16,287)	4,156
Accounts payable	(1,057)	(1,835)
Payroll taxes and other payroll deductions payable	(57,826)	(64,180)
Accrued worksite employee payroll expense	13,342	115,459
Accrued health insurance costs	219	13,277
Accrued workers’ compensation costs	12,832	15,176
Accrued corporate payroll, commissions and other accrued liabilities	(11,974)	(11,627)
Income taxes payable/receivable	(1,929)	(9,661)
Total adjustments	(36,597)	18,260
Net cash provided by operating activities	13,049	60,666

Cash flows from investing activities:
Marketable securities:
Purchases	(919)	(310)
Proceeds from dispositions	—	7,268
Proceeds from maturities	805	990
Property and equipment:
Purchases	(20,802)	(12,647)
Net cash used in investing activities	(20,916)	(4,699)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Purchase of treasury stock	$(25,528)	$(4,790)
Repurchase of common stock	—	(144,263)
Dividends paid	(11,579)	(9,997)
Borrowings under long-term debt agreement	—	124,400
Principal repayments	—	(20,000)
Other	830	718
Net cash used in financing activities	(36,277)	(53,932)

Net increase (decrease) in cash and cash equivalents	(44,144)	2,035
Cash and cash equivalents at beginning of period	286,034	269,538
Cash and cash equivalents at end of period	$241,890	$271,573

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, the Employee Service CenterTM.

In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Consulting, Payroll & Human Capital Management, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Financial and Expense Management Services, Retirement Services and Insurance Services, a number of which are offered via desktop applications and cloud-based delivery models. These other products and services are offered separately, along with our PEO HR Outsourcing solutions or as a bundle, such as our new Workforce AdministrationTM solution that provides a comprehensive human capital management and payroll services solution.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2016. Our Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at June 30, 2017 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016, and our Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2017, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2017 presentation.

The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies

Health Insurance Costs

We provide group health insurance coverage to our worksite employees in our PEO HR Outsourcing solutions through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield, and Tufts, all of which provide fully insured policies or service contracts.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.1 million as of June 30, 2017, and is reported as a long-term asset. As of June 30, 2017, Plan Costs were less than the net premiums paid and owed to United by $22.6 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $13.6 million difference is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at June 30, 2017 were $22.4 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2017 included costs of $0.5 million for changes in estimated run-off related to prior periods.

Workers’ Compensation Costs

Our workers’ compensation coverage for our worksite employees in our PEO HR Outsourcing solutions has been provided through an arrangement with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels.

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

We employ a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2017 and 2016, we reduced accrued workers’ compensation costs by $8.0 million and $2.6 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2017 period was 1.5% and in the 2016 period was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
	2017	2016
	(in thousands)

Beginning balance, January 1,	$183,928	$162,184
Accrued claims	34,242	35,045
Present value discount	(2,008)	(1,274)
Paid claims	(20,044)	(19,038)
Ending balance	$196,118	$176,917

Current portion of accrued claims	$41,703	$41,236
Long-term portion of accrued claims	154,415	135,681
	$196,118	$176,917

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at June 30, 2017 includes $2.2 million of workers’ compensation administrative fees.

As of June 30, 2017 and 2016, the undiscounted accrued workers’ compensation costs were $207.2 million and $187.0 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. As of June 30, 2017, we had restricted cash of $41.7 million and deposits - workers’ compensation of $157.9 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2017	December 31, 2016
	(in thousands)
Overnight holdings
Money market funds (cash equivalents)	$201,660	$255,091
Investment holdings
Money market funds (cash equivalents)	28,567	28,231
Marketable securities	1,929	1,851
	232,156	285,173
Cash held in demand accounts	27,586	25,758
Outstanding checks	(15,923)	(23,046)
Total cash, cash equivalents and marketable securities	$243,819	$287,885

Cash and cash equivalents	$241,890	$286,034
Marketable securities	1,929	1,851
Total cash, cash equivalents and marketable securities	$243,819	$287,885

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at June 30, 2017 and December 31, 2016, are $173.3 million and $221.7 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $22.3 million and $21.3 million in client prepayments, respectively.

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

Fair Value of Instruments Measured and Recognized at Fair Value

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	June 30, 2017	Level 1	Level 2	Level 3

Money market funds	$230,227	$230,227	$—	$—
Municipal bonds	1,929	—	1,929	—
Total	$232,156	$230,227	$1,929	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2016	Level 1	Level 2	Level 3

Money market funds	$283,322	$283,322	$—	$—
Municipal bonds	1,851	—	1,851	—
Total	$285,173	$283,322	$1,851	$—

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

As of June 30, 2017, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt

We have a revolving credit facility (the “Facility”) with borrowing capacity up to $200 million. The Facility may be increased to $250 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At June 30, 2017, our outstanding balance on the Facility was $104.4 million, in addition we have an outstanding $1.0 million letter of credit issued under the Facility, providing us with an available borrowing capacity of $94.6 million.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at June 30, 2017 was 2.78%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2017.

6.	Stockholders' Equity

During the first six months of 2017, we repurchased or withheld an aggregate of 325,903 shares of our common stock, as described below.

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2017, 239,487 shares were repurchased under the Repurchase Program. As of June 30, 2017, we were authorized to repurchase an additional 896,782 shares under the Repurchase Program.

Withheld Shares

During the six months ended, June 30, 2017, we withheld 86,416 shares to satisfy tax withholding obligations for the vesting of restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2017	2016
	(amounts per share)

First quarter	$0.25	$0.22
Second quarter	0.30	0.25

 During the six months ended June 30, 2017 and 2016, we paid dividends totaling $11.6 million and $10.0 million, respectively.

7.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)

Net income	$14,018	$9,713	$49,646	$42,406
Less distributed and undistributed earnings allocated to participating securities	(248)	(229)	(909)	(962)
Net income allocated to common shares	$13,770	$9,484	$48,737	$41,444

Weighted average common shares outstanding	20,629	20,869	20,597	20,972
Incremental shares from assumed LTIP awards and conversions of common stock options	109	15	105	10
Adjusted weighted average common shares outstanding	20,738	20,884	20,702	20,982

8.	Commitments and Contingencies

Worksite Employee 401(k) Retirement Plan Class Action Litigation

In December 2015, a class action lawsuit was filed against us and the third party discretionary trustee of the Insperity 401(k) retirement plan available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. This suit generally alleges that Insperity’s third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries and by making imprudent investment choices. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

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

Recent Developments

In the second quarter of 2017, we received our designation as a Certified Professional Employer Organization (“CPEO”) from the United States Internal Revenue Service. This designation is a result of the enactment of the Small Business Efficiency Act, which creates a federal regulatory framework for the payment of wages to worksite employees and the reporting and remittance of payroll taxes on those wages paid by CPEOs under the statute. The certification provides additional regulatory certainty for CPEOs and their customers.

New Accounting Pronouncements

Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – New Accounting Pronouncements," for new accounting pronouncements information.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.

The following table presents certain information related to our results of operations:

	Three Months Ended June 30,
	2017	2016	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $4.742 billion and $4.163 billion, less worksite employee payroll cost of $3.947 billion and $3.456 billion, respectively)	$795,552	$707,332	12.5%
Gross profit	130,553	113,259	15.3%
Operating expenses	107,615	97,236	10.7%
Operating income	22,938	16,023	43.2%
Other expense	(125)	(357)	(65.0)%
Net income	14,018	9,713	44.3%
Diluted net income per share of common stock	0.66	0.45	46.7%
Adjusted net income(1)	17,277	12,864	34.3%
Adjusted diluted net income per share of common stock(1)	0.82	0.60	36.7%
Adjusted EBITDA(1)	33,324	25,576	30.3%

Statistical Data:
Average number of worksite employees paid per month	180,276	163,521	10.2%
Revenues per worksite employee per month(2)	$1,471	$1,442	2.0%
Gross profit per worksite employee per month	241	231	4.3%
Operating expenses per worksite employee per month	199	198	0.5%
Operating income per worksite employee per month	42	33	27.3%
Net income per worksite employee per month	26	20	30.0%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $8,767 and $8,485 per worksite employee per month, less payroll cost of $7,296 and $7,043 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2017 increased 12.5% over the 2016 period, primarily due to a 10.2% increase in the average number of worksite employees paid per month, and a 2.0%, or $29, increase in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the quarters ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	% Change	2017	2016
	(in thousands)			(% of total revenue)

Northeast	$204,285	$179,505	13.8%	26.1%	25.8%
Southeast	92,049	76,270	20.7%	11.8%	11.0%
Central	131,099	111,502	17.6%	16.7%	16.0%
Southwest	185,094	166,523	11.2%	23.6%	24.0%
West	170,452	160,932	5.9%	21.8%	23.2%
	782,979	694,732	12.7%	100.0%	100.0%
Other revenue(1)	12,573	12,600	(0.2)%
Total revenue	$795,552	$707,332	12.5%
_____________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended June 30,
	2017	2016

Texas	21.8%	22.4%
California	17.0%	18.3%
New York	9.5%	9.3%
Other	51.7%	50.0%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2017, we saw improvement in worksite employees paid from each of these sources as compared to the second quarter of 2016.

Gross Profit

Gross profit for the second quarter of 2017 increased 15.3% over the second quarter of 2016 to $130.6 million. The average gross profit per worksite employee increased 4.3% to $241 per month in the 2017 period from $231 per month in the 2016 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the second quarter of 2017 increased 2.0% compared to the second quarter of 2016. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.6% to $1,230 per worksite employee per month in the second quarter of 2017 compared to $1,211 in the second quarter of 2016. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $8 per worksite employee per month, or 1.4% on a cost per covered employee basis, compared to the second quarter of 2016. Included in 2017 benefits costs is a reduction of $1.2 million, or $2 per worksite employee per month, for changes in estimated claims run-off related to prior periods. Included in 2016 benefits costs is a charge of $1.7 million, or $3 per worksite employee per month, for changes in estimated claim run-off related to prior periods. The percentage of worksite employees covered under our health insurance plans was 68.8% in the 2017 period compared to 69.0% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 1.0%, but decreased $4 on a per worksite employee per month basis, compared to the second quarter of 2016. In the second quarter of 2017, as a result of closing out claims at lower than expected costs, we recorded reductions in workers’ compensation costs of $2.5 million, or 0.07% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.58% in the 2017 period compared to 0.64% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 13.4% in part due to a 14.2% increase in payroll costs, or $14 per worksite employee per month, compared to the second quarter of 2016. Payroll taxes as a percentage of payroll costs were 7.0% in 2017 and 7.1% in 2016.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,			Three Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$61,458	$55,998	9.8%	$114	$114	—
Stock-based compensation	5,303	4,761	11.4%	10	10	—
Commissions	5,664	4,335	30.7%	10	9	11.1%
Advertising	6,175	6,712	(8.0)%	11	14	(21.4)%
General and administrative expenses	24,610	21,254	15.8%	46	42	9.5%
Depreciation and amortization	4,405	4,176	5.5%	8	9	(11.1)%
Total operating expenses	$107,615	$97,236	10.7%	$199	$198	0.5%

Operating expenses increased 10.7% to $107.6 million compared to $97.2 million in the second quarter of 2016. Operating expenses per worksite employee per month increased to $199 in the 2017 period from $198 in the 2016 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $5.5 million or 9.8%, but remained flat on a per worksite employee per month basis, compared to the 2016 period. This increase was primarily due to a 7.4% increase in corporate headcount, including a 9.7% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased $0.5 million or 11.4%, but remained flat on a per worksite employee per month basis, compared to the 2016 period. This increase was primarily due to awards issued under our Long-Term Incentive Program.

•	Commissions expense increased $1.3 million or 30.7%, or $1 per worksite employee per month, compared to the 2016 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs decreased $0.5 million or 8.0%, or $3 per worksite employee per month, compared to the 2016 period. The decrease was primarily due to decreased spending on sponsorships.

•
General and administrative expenses increased $3.4 million or 15.8%, or $4 per worksite employee per month, compared to the 2016 period. The increase was primarily due to increased travel and training expenses, software maintenance costs and office expenses.

•	Depreciation and amortization expense increased $0.2 million or 5.5%, but decreased $1 on a per worksite employee per month basis, compared to the 2016 period.

Income Tax Expense

Our effective income tax rate was 38.6% in the 2017 period compared to 38.0% in the 2016 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $42 and $26 in the 2017 period, respectively, versus $33 and $20 in the 2016 period, respectively.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.

The following table presents certain information related to our results of operations:

	Six Months Ended June 30,
	2017	2016	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $9.758 billion and $8.727 billion, less worksite employee payroll cost of $8.080 billion and $7.217 billion, respectively)	$1,678,216	$1,509,740	11.2%
Gross profit	289,899	263,275	10.1%
Operating expenses	213,469	194,209	9.9%
Operating income	76,430	69,066	10.7%
Other expense	(283)	(695)	(59.3)%
Net income	49,646	42,406	17.1%
Diluted net income per share of common stock	2.35	1.98	18.7%
Adjusted net income(1)	55,913	47,775	17.0%
Adjusted diluted net income per share of common stock(1)	2.65	2.23	18.8%
Adjusted EBITDA(1)	96,038	86,764	10.7%

Statistical Data:
Average number of worksite employees paid per month	177,315	160,956	10.2%
Revenues per worksite employee per month(2)	$1,577	$1,563	0.9%
Gross profit per worksite employee per month	272	273	(0.4)%
Operating expenses per worksite employee per month	201	201	—
Operating income per worksite employee per month	72	72	—
Net income per worksite employee per month	47	44	6.8%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $9,171 and $9,036 per worksite employee per month, less payroll cost of $7,594 and $7,473 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2017 increased 11.2% over the 2016 period, primarily due to a 10.2% increase in the average number of worksite employees paid per month and 0.9%, or $14, increase in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016
	(in thousands)			(% of total revenue)

Northeast	$440,385	$388,160	13.5%	26.7%	26.1%
Southeast	190,855	157,539	21.1%	11.6%	10.6%
Central	273,876	238,508	14.8%	16.6%	16.1%
Southwest	389,201	355,833	9.4%	23.6%	24.0%
West	357,896	344,644	3.8%	21.5%	23.2%
	1,652,213	1,484,684	11.3%	100.0%	100.0%
Other revenue(1)	26,003	25,056	3.8%
Total revenue	$1,678,216	$1,509,740	11.2%
______________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Six Months Ended June 30,
	2017	2016

Texas	21.8%	22.4%
California	17.0%	18.5%
New York	9.9%	9.7%
Other	51.3%	49.4%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first six months of 2017, we saw improvement in worksite employees paid from new client sales and net change in existing clients as compared to the first six months of 2016, while client retention remained consistent with 2016.

Gross Profit

Gross profit for the first six months of 2017 increased 10.1% over the first six months of 2016 to $289.9 million. The average gross profit per worksite employee decreased 0.4% to $272 per month in the 2017 period from $273 per month in the 2016 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first six months of 2017 increased 0.9% compared to the first six months of 2016. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.2% to $1,305 per worksite employee per month in the first six months of 2017 compared to $1,290 in the first six months of 2016. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $14 per worksite employee per month, or 2.8% on a cost per covered employee basis, compared to the first six months of 2016. Included in 2017 benefits costs is a charge of $0.5 million for changes in estimated claim run-off related to prior periods. Benefits costs incurred in the first six months of 2016 reflect reductions in estimated claims run-off related to prior periods of $3.7 million, or $4 per worksite employee per month. The percentage of worksite employees covered under our health insurance plans was 69.1% in the 2017 period compared to 69.6% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 3.0%, or $5 per worksite employee per month, compared to the first six months of 2016. In the first six months of 2017, we recorded reductions in workers’ compensation costs of $8.0 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. In the first six months of 2016, we recorded reductions in workers’ compensation costs of $2.6 million, or 0.04% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.57% in the 2017 period compared to 0.66% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 11.2% due primarily to an 11.9% increase in payroll costs, or $5 on a per worksite employee per month basis, compared to the first six months of 2016. Payroll taxes as a percentage of payroll costs were 7.8% in 2017 and 7.9% in 2016.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$123,915	$114,013	8.7%	$116	$118	(1.7)%
Stock-based compensation	9,806	8,336	17.6%	9	9	—
Commissions	10,140	8,616	17.7%	10	9	11.1%
Advertising	10,147	9,759	4.0%	10	10	—
General and administrative expenses	50,802	45,038	12.8%	48	46	4.3%
Depreciation and amortization	8,659	8,447	2.5%	8	9	(11.1)%
Total operating expenses	$213,469	$194,209	9.9%	$201	$201	—

Operating expenses increased 9.9% to $213.5 million in the first six months of 2017 compared to $194.2 million in the first six months of 2016. Operating expenses per worksite employee per month remained flat at $201 in the 2017 period compared to the 2016 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $9.9 million or 8.7%, but decreased $2 on a per worksite employee per month basis, compared to the 2016 period. This increase was primarily due to a 7.8% increase in corporate headcount, including a 10.4% increase in the number of Business Performance Advisors.

•
Stock-based compensation increased $1.5 million or 17.6%, but remained flat on a per worksite employee per month basis, compared to the 2016 period. This increase was primarily due to awards issued under our Long-Term Incentive Program.

•	Commissions expense increased $1.5 million or 17.7%, or $1 per worksite employee per month, compared to the 2016 period, primarily due to commissions associated with our PEO HR Outsourcing solutions.

•	Advertising costs increased $0.4 million or 4.0%, but remained flat on a per worksite employee per month basis, compared to the 2016 period.

•
General and administrative expenses increased $5.8 million or 12.8%, or $2 per worksite employee per month, compared to the 2016 period. The increase was primarily due to increased travel and training expenses, software maintenance costs and office expenses.

•	Depreciation and amortization expense increased $0.2 million or 2.5%, but decreased $1 on a per worksite employee per month basis, compared to the 2016 period.

Income Tax Expense

Our effective income tax rate was 34.8% in the 2017 period compared to 38.0% in the 2016 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. In addition, as a result of our 2016 adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, during first quarter of 2017 and 2016, we recognized an income tax benefit of $3.3 million and $1.0 million, respectively, related to the vesting of restricted stock awards.

Operating and Net Income

Operating and net income per worksite employee per month was $72 and $47 in the 2017 period, respectively, versus $72 and $44 in the 2016 period, respectively.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$3,946,005	$3,455,077	14.2%	$8,078,997	$7,217,142	11.9%
Less: Bonus payroll cost	306,340	213,224	43.7%	921,598	795,537	15.8%
Non-bonus payroll cost	$3,639,665	$3,241,853	12.3%	$7,157,399	$6,421,605	11.5%

Payroll cost per worksite employee per month (GAAP)	$7,296	$7,043	3.6%	$7,594	$7,473	1.6%
Less: Bonus payroll cost per worksite employee per month	566	436	29.8%	866	824	5.1%
Non-bonus payroll cost per worksite employee per month	$6,730	$6,607	1.9%	$6,728	$6,649	1.2%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. We believe adjusted cash, cash equivalents and marketable securities is a useful measure of our available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	June 30, 2017	December 31, 2016
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$243,819	$287,885
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	173,259	221,710
Customer prepayments	22,313	21,256
Adjusted cash, cash equivalents and marketable securities	$48,247	$44,919

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017		2016	% Change
	(in thousands, except per worksite employee per month data)

Net income (GAAP)	$14,018	$9,713	44.3%	$49,646		$42,406	17.1%
Income tax expense	8,795	5,953	47.7%	26,501		25,965	2.1%
Interest expense	803	650	23.5%	1,426	—	1,287	10.8%
Depreciation and amortization	4,405	4,176	5.5%	8,659		8,447	2.5%
EBITDA	28,021	20,492	36.7%	86,232		78,105	10.4%
Stock-based compensation	5,303	4,761	11.4%	9,806		8,336	17.6%
Stockholder advisory expenses	—	323	(100.0)%	—		323	(100.0)%
Adjusted EBITDA	$33,324	$25,576	30.3%	$96,038		$86,764	10.7%

Net income per worksite employee per month (GAAP)	$26	$20	30.0%	$47		$44	6.8%
Income tax expense per worksite employee per month	16	12	33.3%	25		27	(7.4)%
Interest expense per worksite employee per month	1	1	—	1		1	—
Depreciation and amortization per worksite employee per month	9	9	—	8		9	(11.1)%
EBITDA per worksite employee per month	52	42	23.8%	81		81	—
Stock-based compensation per worksite employee per month	10	9	11.1%	9		8	12.5
Stockholder advisory expenses per worksite employee per month	—	1	(100.0)%	—		1	(100.0)%
Adjusted EBITDA per worksite employee per month	$62	$52	19.2%	$90		$90	—

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

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)

Net income (GAAP)	$14,018	$9,713	44.3%	$49,646	$42,406	17.1%
Non-GAAP adjustments:
Stock-based compensation	5,303	4,761	11.4%	9,806	8,336	17.6%
Stockholder advisory expenses	—	323	(100.0)%	—	323	(100.0)%
Total non-GAAP adjustments	5,303	5,084	4.3%	9,806	8,659	13.2%
Tax effect	(2,044)	(1,933)	5.7%	(3,539)	(3,290)	7.6%
Adjusted net income	$17,277	$12,864	34.3%	$55,913	$47,775	17.0%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.66	$0.45	46.7%	$2.35	$1.98	18.7%
Non-GAAP adjustments:
Stock-based compensation	0.26	0.22	18.2%	0.47	0.39	20.5%
Stockholder advisory expenses	—	0.02	(100.0)%	—	0.02	(100.0)%
Total non-GAAP adjustments	0.26	0.24	8.3%	0.47	0.41	14.6%
Tax effect	(0.10)	(0.09)	11.1%	(0.17)	(0.16)	6.3%
Adjusted diluted net income per share of common stock	$0.82	$0.60	36.7%	$2.65	$2.23	18.8%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $243.8 million in cash, cash equivalents and marketable securities at June 30, 2017, of which approximately $173.3 million was payable in early July 2017 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $22.3 million were customer prepayments that were payable in July 2017. At June 30, 2017, we had working capital of $55.7 million compared to $39.4 million at December 31, 2016. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2017. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $200 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of June 30, 2017, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first six months of 2017 was $13.0 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2017, the last business day of the reporting period was a Friday, client prepayments were $22.3 million and accrued worksite employee payroll was $228.6 million. In the period ended June 30, 2016, the last business day of the reporting period was a Thursday, client prepayments were $100.7 million and accrued worksite employee payroll was $277.4 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $32.7 million in the first six months of 2017 and $29.5 million in the first six months of 2016. However, our estimate of workers’ compensation incurred claims was $32.2 million in the 2017 period and $33.8 million in the 2016 period.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2017, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $22.6 million surplus, $13.6 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including additional quarterly premium, owed to United at June 30, 2017, were $22.4 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 17.0% to $55.9 million in the six months ended June 30, 2017, compared to $47.8 million in the six months ended June 30, 2016, due to higher gross profit. Please read “Results of Operations – Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $20.9 million for the six months ended June 30, 2017, primarily due to property and equipment purchases.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $36.3 million for the six months ended June 30, 2017. We repurchased $25.5 million in stock and paid $11.6 million in dividends during the six months ended June 30, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2017, we had outstanding letters of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt” for additional information.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended June 30, 2017, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)

04/01/2017 – 04/30/2017	—	$—	—	1,107,788
05/01/2017 – 05/31/2017	100,335	80.12	100,006	1,007,782
06/01/2017 – 06/30/2017	111,000	73.62	111,000	896,782
Total	211,335	$76.70	211,006
 ____________________________________

(1)
During the three months ended June 30, 2017, 329 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. During the three months ended June 30, 2017, 211,006 shares were repurchased under the program. As of June 30, 2017, we were authorized to repurchase an additional 896,782 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1	†	Insperity, Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2017).
10.2	†*	Insperity, Inc. Directors Compensation Plan
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________
†	Management contract or compensatory plan or arrangement

*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016; (ii) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (iii) the Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2017; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: August 1, 2017	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)