Form 10-Q
period 2017-09-30
INSPERITY, INC.
filed 2017-11-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.
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
Yes ☐ No ☒

As of October 25, 2017, 20,842,861 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$285,934	$286,034
Restricted cash	41,748	42,637
Marketable securities	1,950	1,851
Accounts receivable, net:
Trade	3,396	13,107
Unbilled	295,667	254,999
Other	3,228	2,178
Prepaid insurance	18,978	15,041
Other current assets	19,260	19,526
Income taxes receivable	878	4,949
Total current assets	671,039	640,322

Property and equipment:
Land	6,215	5,214
Buildings and improvements	95,162	90,151
Computer hardware and software	101,761	97,311
Software development costs	58,819	51,956
Furniture, fixtures and other	42,509	38,483
	304,466	283,115
Accumulated depreciation and amortization	(210,726)	(202,854)
Total property and equipment, net	93,740	80,261

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	5,300	4,700
Deposits – workers’ compensation	142,821	143,938
Goodwill and other intangible assets, net	12,783	13,088
Deferred income taxes, net	8,205	14,025
Other assets	4,484	1,840
Total other assets	182,593	186,591
Total assets	$947,372	$907,174

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2017	December 31, 2016
	(Unaudited)
Current liabilities:
Accounts payable	$3,070	$4,189
Payroll taxes and other payroll deductions payable	185,456	247,766
Accrued worksite employee payroll cost	256,702	215,214
Accrued health insurance costs	34,543	26,360
Accrued workers’ compensation costs	44,011	44,231
Accrued corporate payroll and commissions	34,703	40,761
Other accrued liabilities	20,856	22,437
Total current liabilities	579,341	600,958

Noncurrent liabilities:
Accrued workers’ compensation costs	161,691	141,291
Long-term debt	104,400	104,400
Total noncurrent liabilities	266,091	245,691

Commitments and contingencies

Stockholders’ equity:
Common stock	277	277
Additional paid-in capital	20,439	9,240
Treasury stock, at cost	(247,956)	(227,152)
Retained earnings	329,180	278,160
Total stockholders’ equity	101,940	60,525
Total liabilities and stockholders’ equity	$947,372	$907,174

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues (gross billings of $4.898 billion, $4.314 billion, $14.656 billion and $13.040 billion less worksite employee payroll cost of $4.102 billion, $3.611 billion, $12.182 billion and $10.828 billion, respectively)	$795,513	$702,538	$2,473,729	$2,212,278

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	655,547	584,742	2,043,864	1,831,207

Gross profit	139,966	117,796	429,865	381,071

Operating expenses:
Salaries, wages and payroll taxes	65,223	56,897	189,138	170,910
Stock-based compensation	6,584	4,191	16,390	12,527
Commissions	5,675	5,030	15,815	13,646
Advertising	3,476	3,540	13,623	13,299
General and administrative expenses	24,513	21,318	75,315	66,356
Depreciation and amortization	4,696	4,047	13,355	12,494
	110,167	95,023	323,636	289,232
Operating income	29,799	22,773	106,229	91,839

Other income (expense):
Interest income	1,015	335	2,158	927
Interest expense	(894)	(628)	(2,320)	(1,915)
Income before income tax expense	29,920	22,480	106,067	90,851
Income tax expense	10,718	8,415	37,219	34,380
Net income	$19,202	$14,065	$68,848	$56,471

Less distributed and undistributed earnings allocated to participating securities	(337)	(330)	(1,233)	(1,283)

Net income allocated to common shares	$18,865	$13,735	$67,615	$55,188

Basic net income per share of common stock	$0.92	$0.66	$3.29	$2.64

Diluted net income per share of common stock	$0.91	$0.66	$3.27	$2.64

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2016	27,744	$277	$9,240	$(227,152)	$278,160	$60,525
Purchase of treasury stock, at cost	—	—	—	(27,172)	—	(27,172)
Stock-based compensation expense	—	—	10,553	5,837	—	16,390
Other	—	—	646	531	3	1,180
Dividends paid	—	—	—	—	(17,831)	(17,831)
Net income	—	—	—	—	68,848	68,848
Balance at September 30, 2017	27,744	$277	$20,439	$(247,956)	$329,180	$101,940

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$68,848	$56,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,355	12,494
Stock-based compensation	16,390	12,527
Deferred income taxes	5,820	7,205
Changes in operating assets and liabilities:
Restricted cash	889	(4,361)
Accounts receivable	(32,007)	(40,744)
Prepaid insurance	(3,937)	(10,179)
Other current assets	266	(1,291)
Other assets	(2,078)	118
Accounts payable	(1,119)	(1,347)
Payroll taxes and other payroll deductions payable	(62,310)	(43,317)
Accrued worksite employee payroll expense	41,488	40,585
Accrued health insurance costs	8,183	7,064
Accrued workers’ compensation costs	20,180	16,172
Accrued corporate payroll, commissions and other accrued liabilities	(7,639)	(9,543)
Income taxes payable/receivable	4,071	(7,055)
Total adjustments	1,552	(21,672)
Net cash provided by operating activities	70,400	34,799

Cash flows from investing activities:
Marketable securities:
Purchases	(1,337)	(946)
Proceeds from dispositions	—	7,269
Proceeds from maturities	1,181	1,665
Property and equipment:
Purchases	(26,518)	(21,302)
Net cash used in investing activities	(26,674)	(13,314)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Purchase of treasury stock	$(27,172)	$(13,913)
Repurchase of common stock	—	(144,263)
Dividends paid	(17,831)	(15,324)
Proceeds from the exercise of stock options	—	598
Borrowings under long-term debt agreement	—	124,400
Principal repayments	—	(20,000)
Other	1,177	1,029
Net cash used in financing activities	(43,826)	(67,473)

Net decrease in cash and cash equivalents	(100)	(45,988)
Cash and cash equivalents at beginning of period	286,034	269,538
Cash and cash equivalents at end of period	$285,934	$223,550

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2016. Our Consolidated Balance Sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements.  Our Consolidated Balance Sheet at September 30, 2017 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016, and our Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2017, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2017 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.1 million as of September 30, 2017, and is reported as a long-term asset. As of September 30, 2017, Plan Costs were less than the net premiums paid and owed to United by $24.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $15.5 million difference is included in prepaid insurance, a current asset, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2017 were $30.4 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2017 included a reduction of $1.1 million for changes in estimated run-off related to prior periods.

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

We utilize a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2017 and 2016, we reduced accrued workers’ compensation costs by $11.0 million and $9.1 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2017 period was 1.5% and in the 2016 period was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)

Beginning balance, January 1,	$183,928	$162,174
Accrued claims	52,133	46,967
Present value discount	(3,048)	(1,785)
Paid claims	(29,574)	(29,537)
Ending balance	$203,439	$177,819

Current portion of accrued claims	$41,748	$41,778
Long-term portion of accrued claims	161,691	136,041
	$203,439	$177,819

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at September 30, 2017 includes $2.3 million of workers’ compensation administrative fees.

As of September 30, 2017 and 2016, the undiscounted accrued workers’ compensation costs were $215.0 million and $187.7 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits - workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During the first nine months of 2017 and 2016, we received $22.7 million and $12.8 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in a net decrease to deposits - workers’ compensation. As of September 30, 2017, we had restricted cash of $41.7 million and deposits - workers’ compensation of $142.8 million.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2017	December 31, 2016
	(in thousands)
Overnight holdings
Money market funds (cash equivalents)	$260,000	$255,091
Investment holdings
Money market funds (cash equivalents)	16,392	28,231
Marketable securities	1,950	1,851
	278,342	285,173
Cash held in demand accounts	25,648	25,758
Outstanding checks	(16,106)	(23,046)
Total cash, cash equivalents and marketable securities	$287,884	$287,885

Cash and cash equivalents	$285,934	$286,034
Marketable securities	1,950	1,851
Total cash, cash equivalents and marketable securities	$287,884	$287,885

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at September 30, 2017 and December 31, 2016, are $168.3 million and $221.7 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $14.2 million and $21.3 million in client prepayments, respectively.

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

Fair Value of Instruments Measured and Recognized at Fair Value

The following table summarizes the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	September 30, 2017	Level 1	Level 2	Level 3

Money market funds	$276,392	$276,392	$—	$—
Municipal bonds	1,950	—	1,950	—
Total	$278,342	$276,392	$1,950	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2016	Level 1	Level 2	Level 3

Money market funds	$283,322	$283,322	$—	$—
Municipal bonds	1,851	—	1,851	—
Total	$285,173	$283,322	$1,851	$—

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

As of September 30, 2017, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt

We have a revolving credit facility (the “Facility”) with borrowing capacity up to $200 million. The Facility may be increased to $250 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At September 30, 2017, our outstanding balance on the Facility was $104.4 million, in addition we have an outstanding $1.0 million letter of credit issued under the Facility, providing us with an available borrowing capacity of $94.6 million.

The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of alternate base rate loans, from 0.00% to 0.75%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at September 30, 2017 was 2.99%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2017.

6.	Stockholders' Equity

During the first nine months of 2017, we repurchased or withheld an aggregate of 348,957 shares of our common stock, as described below.

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2017, 262,487 shares were repurchased under the Repurchase Program. As of September 30, 2017, we were authorized to repurchase an additional 873,782 shares under the Repurchase Program.

Withheld Shares

During the nine months ended, September 30, 2017, we withheld 86,470 shares to satisfy tax withholding obligations for the vesting of restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2017	2016
	(amounts per share)

First quarter	$0.25	$0.22
Second quarter	0.30	0.25
Third quarter	0.30	0.25

 During the nine months ended September 30, 2017 and 2016, we paid dividends totaling $17.8 million and $15.3 million, respectively.

7.	Net Income per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)

Net income	$19,202	$14,065	$68,848	$56,471
Less distributed and undistributed earnings allocated to participating securities	(337)	(330)	(1,233)	(1,283)
Net income allocated to common shares	$18,865	$13,735	$67,615	$55,188

Weighted average common shares outstanding	20,473	20,843	20,555	20,895
Incremental shares from assumed LTIP awards and conversions of common stock options	148	13	119	11
Adjusted weighted average common shares outstanding	20,621	20,856	20,674	20,906

8.	Commitments and Contingencies

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.

The following table presents certain information related to our results of operations:

	Three Months Ended September 30,
	2017	2016	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $4.898 billion and $4.314 billion, less worksite employee payroll cost of $4.102 billion and $3.611 billion, respectively)	$795,513	$702,538	13.2%
Gross profit	139,966	117,796	18.8%
Operating expenses	110,167	95,023	15.9%
Operating income	29,799	22,773	30.9%
Other income (expense)	121	(293)	141.3%
Net income	19,202	14,065	36.5%
Diluted net income per share of common stock	0.91	0.66	37.9%
Adjusted net income(1)	24,081	16,687	44.3%
Adjusted diluted net income per share of common stock(1)	1.14	0.78	46.2%
Adjusted EBITDA(1)	43,112	31,346	37.5%

Statistical Data:
Average number of worksite employees paid per month	186,641	168,909	10.5%
Revenues per worksite employee per month(2)	$1,421	$1,386	2.5%
Gross profit per worksite employee per month	250	232	7.8%
Operating expenses per worksite employee per month	197	187	5.3%
Operating income per worksite employee per month	53	45	17.8%
Net income per worksite employee per month	34	28	21.4%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $8,748 and $8,513 per worksite employee per month, less payroll cost of $7,327 and $7,127 per worksite employee per month, respectively.

Revenues

Our revenues for the third quarter of 2017 increased 13.2% over the 2016 period, primarily due to a 10.5% increase in the average number of worksite employees paid per month, and a 2.5%, or $35, increase in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the quarters ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	% Change	2017	2016
	(in thousands)			(% of total revenue)

Northeast	$204,318	$178,159	14.7%	26.1%	25.8%
Southeast	92,646	78,854	17.5%	11.8%	11.4%
Central	131,978	111,458	18.4%	16.9%	16.2%
Southwest	184,572	163,314	13.0%	23.6%	23.7%
West	169,321	157,772	7.3%	21.6%	22.9%
	782,835	689,557	13.5%	100.0%	100.0%
Other revenue(1)	12,678	12,981	(2.3)%
Total revenue	$795,513	$702,538	13.2%
_____________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended September 30,
	2017	2016

Texas	21.7%	22.1%
California	16.9%	18.0%
New York	9.7%	9.1%
Other	51.7%	50.8%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the third quarter of 2017, the number of worksite employees paid from new client sales improved as compared to the third quarter of 2016, client retention remained consistent with the third quarter of 2016, while the net change in existing clients declined as compared to the third quarter of 2016.

Gross Profit

Gross profit for the third quarter of 2017 increased 18.8% over the third quarter of 2016 to $140.0 million. The average gross profit per worksite employee increased 7.8% to $250 per month in the 2017 period from $232 per month in the 2016 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the third quarter of 2017 increased 2.5% compared to the third quarter of 2016. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.5% to $1,171 per worksite employee per month in the third quarter of 2017 compared to $1,154 in the third quarter of 2016. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $8 per worksite employee per month, or 0.5% on a cost per covered employee basis, compared to the third quarter of 2016. Included in the third quarter of 2017 benefits costs is a reduction of $5.0 million, or $9 per worksite employee per month, for changes in estimated claims run-off related to prior periods. Included in the third quarter of 2016 benefits costs is a charge of $2.8 million, or $6 per worksite employee per month, for changes in estimated claim run-off related to prior periods. The percentage of worksite employees covered under our health insurance plans was 68.1% in the 2017 period compared to 68.5% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased $6 per worksite employee per month basis, compared to the third quarter of 2016. In the third quarter of 2017, as a result of closing out claims at lower than expected costs, we recorded reductions in workers’ compensation costs of $2.9 million, or 0.08% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods as compared to a $7.1 million reduction to workers’ compensation costs in 2016. Also in the third quarter of 2017, we received a premium tax refund from a former carrier of $1.2 million. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.53% in the 2017 period compared to 0.46% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 15.3% due primarily to a 13.6% increase in payroll costs, or $19 per worksite employee per month, compared to the third quarter of 2016. Payroll taxes as a percentage of payroll costs were 6.3% in 2017 and 6.2% in 2016.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$65,223	$56,897	14.6%	$116	$112	3.6%
Stock-based compensation	6,584	4,191	57.1%	12	8	50.0%
Commissions	5,675	5,030	12.8%	10	10	—
Advertising	3,476	3,540	(1.8)%	6	7	(14.3)%
General and administrative expenses	24,513	21,318	15.0%	44	42	4.8%
Depreciation and amortization	4,696	4,047	16.0%	9	8	12.5%
Total operating expenses	$110,167	$95,023	15.9%	$197	$187	5.3%

Operating expenses increased 15.9% to $110.2 million compared to $95.0 million in the third quarter of 2016. Operating expenses per worksite employee per month increased to $197 in the 2017 period from $187 in the 2016 period. Adjusted operating expenses increased 14.7% to $108.9 million in the 2017 period from $95.0 million in the 2016 period. Please read “—Non-GAAP Financial Measures” for additional information. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $8.3 million or 14.6%, or $4 per worksite employee per month, compared to the 2016 period. This increase was primarily due to a 7.9% increase in corporate headcount, which includes an 11.7% increase in the number of Business Performance Advisors. In addition incentive compensation expense increased as a result of an accrual due to better than anticipated operating results.

•
Stock-based compensation increased $2.4 million or 57.1%, or $4 per worksite employee per month, compared to the 2016 period. This increase was primarily due to performance-based awards issued under our Long-Term Incentive Program.

•
Commissions expense increased $0.6 million or 12.8%, but remained flat on a per worksite employee per month basis, compared to the 2016 period, primarily due to commissions associated with growth in our PEO HR Outsourcing solutions worksite employees.

•
General and administrative expenses increased $3.2 million or 15.0%, or $2 per worksite employee per month, compared to the 2016 period. The increase was primarily due to $1.2 million in charitable donations made in the quarter for Hurricane Harvey relief efforts. Excluding these donations, general and administrative expenses per worksite employee per month was $42 in both periods. The remaining increase was due to increased travel and training expenses and third-party software expenses attributable to growth in corporate staff as a result of worksite employee growth.

Income Tax Expense

Our effective income tax rate was 35.8% in the 2017 period compared to 37.4% in the 2016 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. Our effective income tax rate for the third quarter of 2017 was also impacted by favorable adjustments related to research and development credits.

Operating and Net Income

Operating and net income per worksite employee per month was $53 and $34 in the 2017 period, respectively, versus $45 and $28 in the 2016 period, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016.

The following table presents certain information related to our results of operations:

	Nine Months Ended September 30,
	2017	2016	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $14.656 billion and $13.040 billion, less worksite employee payroll cost of $12.182 billion and $10.828 billion, respectively)	$2,473,729	$2,212,278	11.8%
Gross profit	429,865	381,071	12.8%
Operating expenses	323,636	289,232	11.9%
Operating income	106,229	91,839	15.7%
Other expense	(162)	(988)	83.6%
Net income	68,848	56,471	21.9%
Diluted net income per share of common stock	3.27	2.64	23.9%
Adjusted net income(1)	79,994	64,463	24.1%
Adjusted diluted net income per share of common stock(1)	3.80	3.01	26.2%
Adjusted EBITDA(1)	139,150	118,110	17.8%

Statistical Data:
Average number of worksite employees paid per month	180,424	163,607	10.3%
Revenues per worksite employee per month(2)	$1,523	$1,502	1.4%
Gross profit per worksite employee per month	265	259	2.3%
Operating expenses per worksite employee per month	199	197	1.0%
Operating income per worksite employee per month	65	62	4.8%
Net income per worksite employee per month	42	38	10.5%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Gross billings of $9,025 and $8,856 per worksite employee per month, less payroll cost of $7,502 and $7,354 per worksite employee per month, respectively.

Revenues

Our revenues for the nine months ended September 30, 2017 increased 11.8% over the 2016 period, primarily due to a 10.3% increase in the average number of worksite employees paid per month and 1.4%, or $21, increase in revenues per worksite employee per month.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016
	(in thousands)			(% of total revenue)

Northeast	$644,703	$566,317	13.8%	26.5%	26.0%
Southeast	283,501	236,393	19.9%	11.6%	10.9%
Central	405,854	349,966	16.0%	16.7%	16.1%
Southwest	573,773	519,147	10.5%	23.6%	23.9%
West	527,217	502,417	4.9%	21.6%	23.1%
	2,435,048	2,174,240	12.0%	100.0%	100.0%
Other revenue(1)	38,681	38,038	1.7%
Total revenue	$2,473,729	$2,212,278	11.8%
______________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Nine Months Ended September 30,
	2017	2016

Texas	21.8%	22.3%
California	17.0%	18.4%
New York	9.9%	9.5%
Other	51.3%	49.8%
Total	100.0%	100.0%

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first nine months of 2017, the number of worksite employees paid from new client sales improved as compared to the first nine months of 2016, client retention remained consistent with the first nine months of 2016, while the net change in existing clients declined as compared to the first nine months of 2016.

Gross Profit

Gross profit for the first nine months of 2017 increased 12.8% over the first nine months of 2016 to $429.9 million. The average gross profit per worksite employee increased 2.3% to $265 per month in the 2017 period from $259 per month in the 2016 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first nine months of 2017 increased 1.4% compared to the first nine months of 2016. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.2% to $1,258 per worksite employee per month in the first nine months of 2017 compared to $1,243 in the first nine months of 2016. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $6 per worksite employee per month, or 1.6% on a cost per covered employee basis, compared to the first nine months of 2016. Included in 2017 benefits costs is a reduction of $1.1 million, or $1 per worksite employee per month for changes in estimated claim run-off related to prior periods. Benefits costs incurred in the first nine months of 2016 reflect reductions in estimated claims run-off related to prior periods of $4.6 million, or $3 per worksite employee per month. The percentage of worksite employees covered under our health insurance plans was 68.8% in the 2017 period compared to 69.2% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 6.0%, but decreased $2 on a per worksite employee per month basis, compared to the first nine months of 2016. In the first nine months of 2017, we recorded reductions in workers’ compensation costs of $11.0 million, or 0.10% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. In the first nine months of 2016, we recorded reductions in workers’ compensation costs of $9.1 million, or 0.09% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.56% in the 2017 period compared to 0.59% in the 2016 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 12.3% due primarily to a 12.5% increase in payroll costs, or $10 per worksite employee per month, compared to the first nine months of 2016. Payroll taxes as a percentage of payroll costs were 7.3% in both 2017 and 2016.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$189,138	$170,910	10.7%	$116	$116	—
Stock-based compensation	16,390	12,527	30.8%	10	9	11.1%
Commissions	15,815	13,646	15.9%	10	9	11.1%
Advertising	13,623	13,299	2.4%	8	9	(11.1)%
General and administrative expenses	75,315	66,356	13.5%	46	45	2.2%
Depreciation and amortization	13,355	12,494	6.9%	9	9	—
Total operating expenses	$323,636	$289,232	11.9%	$199	$197	1.0%

Operating expenses increased 11.9% to $323.6 million in the first nine months of 2017 compared to $289.2 million in the first nine months of 2016. Operating expenses per worksite employee per month increased to $199 in the 2017 period from $197 in the 2016 period. Adjusted operating expenses increased 11.6% to $322.4 million in the 2017 period from $288.9 million in the 2016 period. Please read “—Non-GAAP Financial Measures” for additional information. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $18.2 million or 10.7%, but remained flat on a per worksite employee per month basis, compared to the 2016 period. This increase was primarily due to a 7.8% increase in corporate headcount, which includes a 10.9% increase in the number of Business Performance Advisors and in addition incentive compensation expense increased as a result of an accrual due to better than expected operating results.

•
Stock-based compensation increased $3.9 million or 30.8%, or $1 per worksite employee per month, compared to the 2016 period. This increase was primarily due to performance-based awards issued under our Long-Term Incentive Program.

•
Commissions expense increased $2.2 million or 15.9%, or $1 per worksite employee per month, compared to the 2016 period, primarily due to commissions associated with growth in our PEO HR Outsourcing solutions.

•
General and administrative expenses increased $9.0 million or 13.5%, or $1 per worksite employee per month, compared to the 2016 period. Included in the nine months ended September 2017 is a $1.2 million donation to Hurricane Harvey relief efforts. The remaining increase was due to increased travel and training expenses and third-party software expenses attributable to growth in corporate staff as a result of worksite employee growth.

•	Depreciation and amortization expense increased $0.9 million or 6.9%, but remained flat on a per worksite employee per month basis, compared to the 2016 period.

Income Tax Expense

Our effective income tax rate was 35.1% in the 2017 period compared to 37.8% in the 2016 period. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. In addition, as a result of our 2016 adoption of Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, during first quarter of 2017 and 2016, we recognized an income tax benefit of $3.3 million and $1.0 million, respectively, related to the vesting of restricted stock awards.

Operating and Net Income

Operating and net income per worksite employee per month was $65 and $42 in the 2017 period, respectively, versus $62 and $38 in the 2016 period, respectively.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$4,102,820	$3,611,159	13.6%	$12,181,816	$10,828,301	12.5%
Less: Bonus payroll cost	312,230	255,112	22.4%	1,233,827	1,050,649	17.4%
Non-bonus payroll cost	$3,790,590	$3,356,047	12.9%	$10,947,989	$9,777,652	12.0%

Payroll cost per worksite employee per month (GAAP)	$7,327	$7,127	2.8%	$7,502	$7,354	2.0%
Less: Bonus payroll cost per worksite employee per month	557	504	10.5%	760	714	6.4%
Non-bonus payroll cost per worksite employee per month	$6,770	$6,623	2.2%	$6,742	$6,640	1.5%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. We believe adjusted cash, cash equivalents and marketable securities is a useful measure of our available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	September 30, 2017	December 31, 2016
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$287,884	$287,885
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	168,334	221,710
Customer prepayments	14,167	21,256
Adjusted cash, cash equivalents and marketable securities	$105,383	$44,919

Adjusted operating expenses represent operating expenses excluding the impact of charitable contributions related to Hurricane Harvey recovery efforts and stockholder advisory expenses. Our management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per worksite employee per month data)

Operating expenses (GAAP)	$110,167	$95,023	15.9%	$323,636	$289,232	11.9%
Less:
Charitable donations to Hurricane Harvey relief efforts	1,218	—	—	1,218	—	—
Stockholder advisory expenses	—	—	—	—	323	—
Adjusted operating expenses (non-GAAP)	$108,949	$95,023	14.7%	$322,418	$288,909	11.6%

Operating expenses per worksite employee per month (GAAP)	$197	$187	5.3%	$199	$197	1.0%
Less:
Charitable donations to Hurricane Harvey relief efforts per worksite employee per month	2	—	—	1	—	—
Stockholder advisory expenses per worksite employee per month	—	—	—	—	—	—
Adjusted operating expenses per worksite employee per month (non-GAAP)	$195	$187	4.3%	$198	$197	0.5%

EBITDA represents net income computed in accordance with GAAP, plus interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA plus non-cash impairment and other charges, non-cash stock-based compensation, costs associated with charitable contributions related to Hurricane Harvey recovery efforts and stockholder advisory expenses. Our management believes EBITDA and adjusted EBITDA are often useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017		2016	% Change
	(in thousands, except per worksite employee per month data)

Net income (GAAP)	$19,202	$14,065	36.5%	$68,848		$56,471	21.9%
Income tax expense	10,718	8,415	27.4%	37,219		34,380	8.3%
Interest expense	894	628	42.4%	2,320	—	1,915	21.1%
Depreciation and amortization	4,696	4,047	16.0%	13,355		12,494	6.9%
EBITDA	35,510	27,155	30.8%	121,742		105,260	15.7%
Stock-based compensation	6,584	4,191	57.1%	16,390		12,527	30.8%
Charitable donations to Hurricane Harvey relief efforts	1,218	—	—	1,218		—	—
Other	(200)	—	—	(200)		—	—
Stockholder advisory expenses	—	—	—	—		323	—
Adjusted EBITDA	$43,112	$31,346	37.5%	$139,150		$118,110	17.8%

Net income per worksite employee per month (GAAP)	$34	$28	21.4%	$42		$38	10.5%
Income tax expense per worksite employee per month	19	17	11.8%	23		23	—
Interest expense per worksite employee per month	2	1	100.0%	1		1	—
Depreciation and amortization per worksite employee per month	8	8	—	9		9	—
EBITDA per worksite employee per month	63	54	16.7%	75		71	5.6%
Stock-based compensation per worksite employee per month	12	8	50.0%	10		9	11.1%
Charitable donations to Hurricane Harvey relief efforts per worksite employee per month	2	—	—	1		—	—
Other per worksite employee per month	—	—	—	—		—	—
Stockholder advisory expenses per worksite employee per month	—	—	—	—		—	—
Adjusted EBITDA per worksite employee per month	$77	$62	24.2%	$86		$80	7.5%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash stock-based compensation in both periods and charitable contributions related to Hurricane Harvey relief efforts and other in 2017. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)

Net income (GAAP)	$19,202	$14,065	36.5%	$68,848	$56,471	21.9%
Non-GAAP adjustments:
Stock-based compensation	6,584	4,191	57.1%	16,390	12,527	30.8%
Charitable donations to Hurricane Harvey relief efforts	1,218	—	—	1,218	—	—
Other	(200)	—	—	(200)	—	—
Stockholder advisory expenses	—	—	—	—	323	—
Total non-GAAP adjustments	7,602	4,191	81.4%	17,408	12,850	35.5%
Tax effect	(2,723)	(1,569)	73.6%	(6,262)	(4,858)	28.9%
Adjusted net income	$24,081	$16,687	44.3%	$79,994	$64,463	24.1%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.91	$0.66	37.9%	$3.27	$2.64	23.9%
Non-GAAP adjustments:
Stock-based compensation	0.31	0.20	55.0%	0.78	0.59	32.2%
Charitable donations to Hurricane Harvey relief efforts	0.06	—	—	0.06	—	—
Other	(0.01)	—	—	(0.01)	—	—
Stockholder advisory expenses	—	—	—	—	0.02	—
Total non-GAAP adjustments	0.36	0.20	80.0%	0.83	0.61	36.1%
Tax effect	(0.13)	(0.08)	62.5%	(0.30)	(0.24)	25.0%
Adjusted diluted net income per share of common stock	$1.14	$0.78	46.2%	$3.80	$3.01	26.2%

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $287.9 million in cash, cash equivalents and marketable securities at September 30, 2017, of which approximately $168.3 million was payable in early October 2017 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $14.2 million were customer prepayments that were payable in October 2017. At September 30, 2017, we had working capital of $91.7 million compared to $39.4 million at December 31, 2016. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2017. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $200 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of September 30, 2017, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first nine months of 2017 was $70.4 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2017, the last business day of the reporting period was a Friday, client prepayments were $14.2 million and accrued worksite employee payroll was $256.7 million. In the period ended June 30, 2016, the last business day of the reporting period was a Thursday, client prepayments were $100.7 million and accrued worksite employee payroll was $277.4 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $49.0 million in the first nine months of 2017 and $44.2 million in the first nine months of 2016. However, our estimate of workers’ compensation incurred claims was $49.1 million in the 2017 period and $45.2 million in the 2016 period. During the first nine months of 2017 and 2016, we received $22.7 million and $12.8 million, respectively for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2017, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $24.5 million surplus, $15.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including additional quarterly premium, owed to United at September 30, 2017, were $30.4 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 24.1% to $80.0 million in the nine months ended September 30, 2017, compared to $64.5 million in the nine months ended September 30, 2016, due to higher gross profit. Please read “Results of Operations – Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $26.7 million for the nine months ended September 30, 2017, primarily due to property and equipment purchases.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $43.8 million for the nine months ended September 30, 2017. We repurchased $27.2 million in stock and paid $17.8 million in dividends during the nine months ended September 30, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2017, we had outstanding letters of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt” for additional information.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended September 30, 2017, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)

07/01/2017 – 07/31/2017	20,054	$69.99	20,000	876,782
08/01/2017 – 08/31/2017	—	—	—	876,782
09/01/2017 – 09/30/2017	3,000	79.94	3,000	873,782
Total	23,054	$71.28	23,000
 ____________________________________

(1)
During the three months ended September 30, 2017, 54 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. During the three months ended September 30, 2017, 23,000 shares were repurchased under the program. As of September 30, 2017, we were authorized to repurchase an additional 873,782 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1†	*	Form of Restricted Stock Award Agreement for awards granted to executive officers on or after November 10, 2017.
10.2†	*	Form of Restricted Stock Award Agreement for awards granted to certain senior personnel on or after November 10, 2017.
10.3†	*	Form of Restricted Stock Award Agreement for awards granted to other employees on or after November 10, 2017
10.4†	*	Form of Employee Award Notice and Agreement under LTIP for awards granted on or after November 10, 2017.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________
†	Management contract or compensatory plan or arrangement

*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016; (ii) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (iii) the Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2017; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Insperity, Inc.

Date: November 1, 2017	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)