Form 10-K
period 2017-12-31
INSPERITY, INC.
filed 2018-02-12
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017
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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of February 5, 2018, 41,484,357 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2017 closing price of the common stock as reported by the New York Stock Exchange) was approximately $1.3 billion.
DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2018 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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
Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients. Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services, along with our cloud-based human capital management platform, our Insperity PremierTM solution. Our Workforce Optimization solution is our most comprehensive HR outsourcing solution and is our primary offering. Our Workforce Synchronization solution, which is generally offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as our Workforce Optimization solution and allows those clients to select, for an additional fee, from the strategic HR products and organizational development services that are included with our Workforce Optimization solution.
In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management Services, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products and services are offered separately, along with our PEO HR Outsourcing solutions or as a bundle, such as our Workforce AdministrationTM solution that provides a comprehensive human capital management and payroll service solution.
Our PEO HR Outsourcing solutions are designed to improve the productivity and profitability of small and medium-sized businesses. These solutions relieve business owners and key executives of many employer-related administrative and regulatory burdens, which enable them to focus on the core competencies of their businesses. Our PEO HR Outsourcing solutions also promote employee performance through human resources management techniques designed to improve employee satisfaction. We enter into a Client Service Agreement (“CSA”) with each of our PEO HR Outsourcing solutions clients, under which we and our client act as co-employers of the employees who work at the client’s worksite (“worksite employees”). Under the CSA, we assume responsibility for personnel administration and assist our clients in complying with employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for various other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the worksite employees of the client. The comprehensive service fee consists of the payroll of our worksite employees plus an additional amount reflected as a percentage of the payroll cost of the worksite employees.

We accomplish the objectives of our PEO HR Outsourcing solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. We utilize a variety of information technology capabilities to deliver our PEO HR Outsourcing solutions, including Insperity Premier, our cloud-based human capital management platform, which provides an online platform through which we, along with our clients and worksite employees, manage worksite employee information, payroll, benefits and retirement solutions, creating efficiencies for all parties.
As of December 31, 2017, we had 68 offices, including 60 sales offices in 29 markets. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 29 sales markets, which serviced an average of 189,513 worksite employees per month in the fourth quarter of 2017. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.
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

In 2014, the Small Business Efficiency Act (“SBEA”) was enacted. The SBEA created a federal regulatory framework for the payment of wages to worksite employees and the reporting and remittance of federal payroll taxes on those wages paid by PEOs certified under the statute (“CPEOs”). We actively supported the enactment of this law. The SBEA clarifies that a CPEO, rather than the client, will be treated as the employer for purposes of reporting and remitting payroll taxes. It also clarifies that a CPEO shall be treated as a successor employer for purposes of the wage base of worksite employees on which federal payroll taxes are applied. In addition, the law clarifies that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. Following the establishment of the certification program by the Internal Revenue Service of the United States (“IRS”) and Treasury Department, our PEO subsidiary, Insperity PEO Services, L.P., filed an application with the IRS and, in the second quarter of 2017 received its designation as a CPEO from the IRS, which was retroactively effective to January 1, 2017.
Service Offerings
PEO HR Outsourcing Solutions
We serve small and medium-sized businesses by providing our PEO HR Outsourcing solutions, which encompass a broad range of services. Both of our PEO HR Outsourcing solutions offer the following:

•	benefits and payroll administration

•	health and workers’ compensation insurance programs

•	personnel records management

•	employer liability management

•	assistance with government compliance

•	general HR advice

•	access to Insperity Premier for employees, managers and client owners

•	401(k) retirement plan sponsored by us
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
Insperity Premier. Insperity Premier is our cloud-based human capital management platform for our PEO HR Outsourcing solutions and is available to our clients with almost no implementation effort or cost. It is designed to provide our service providers with insight into client and worksite employee HR information to better support their needs. Insperity Premier provides role-based access to a wide range of human capital management functions, along with personalized content to the managers, owners and worksite employees of our PEO HR Outsourcing solutions clients, including:
For managers and client owners:

•	WebPayroll for the submission, approval and reporting of payroll data

•	tools to manage the onboarding of new employees

•	employee administration functions such as viewing or changing information about employees

•	access to client-specific compliance-related information relevant to many HR areas, including the Affordable Care Act

•	a reporting and analytics tool to create, view, save and export reports and data about employees

•	ability to manage employee time and attendance information, absences and paid time off

•	access to Talent Management tools in the areas of Recruiting, Performance Management and Learning Management

•	access to a library of online human resources forms

•	access to a wide range of best-practices human resources management content

•	through Insperity Mobile, access to review and approve payroll transactions and employee time entry from most mobile devices
For worksite employees:

•	access to view, edit and change a range of employee profile information

•	online check stubs, pay history reports and W-2s

•	employee-specific benefits content, including summary plan descriptions, enrollment status and tools to assist with benefits selection

•	access to 401(k) retirement plan information

•	e-Learning web-based training

•	links to benefits providers and other key vendors

•	performance management tools including self-reviews and review history

•	ability to submit time and attendance information, absences and paid time off requests

•	access to view a wide range of employee-specific information such as pay stub, insurance coverage and ID card, 401(k) balances and other commonly accessed data through Insperity Mobile
Personnel Management. In addition to the services that we deliver through Insperity Premier, we provide a wide variety of personnel management services that give our clients access to HR advisors and additional resources normally found only in the human resources departments of large companies. All PEO HR Outsourcing solutions clients have access to our advice concerning personnel policies and practices, including recruiting, discipline and termination procedures. Other personnel management services we provide include:

•	drafting and reviewing personnel policies and employee handbooks

•	designing job descriptions

•	performing prospective employee screening and background investigations

•	designing performance appraisal processes and forms

•	professional development and issues-oriented training

•	employee counseling

•	substance abuse awareness training

•	outplacement services

•	compensation guidance
Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or of both the client and us, we may assist our clients in managing and limiting exposure. This assistance may include safety-related risk management reviews as well as the implementation by our clients of safety programs designed to reduce workplace accidents and, consequently, workers’ compensation claims. We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and we assist with termination decisions when consulted to attempt to minimize liability on those grounds. While we do not provide legal services to our clients, we employ in-house and external counsel who specialize in several areas of employment law, have broad experience in disputes concerning the employer/employee relationship and provide support to our internal human resources professionals. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor developments in HR-related laws and regulations, and notify clients of the potential effect of such changes on employer liability.
MarketPlaceSM provided by Insperity®. Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an e-commerce portal that brings a wide range of products and services to our clients, worksite employees and their families. Through MarketPlace, which is provided through Insperity Premier, our clients also have the opportunity to offer their products and services to other clients and worksite employees.
Middle Market Solutions™. We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 2,000 worksite employees, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. Our average number of worksite employees per month in our middle market sector increased 5.8% over 2016, representing approximately 23.6% of our total paid worksite employees during 2017.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
During 2017 and 2016, revenues from our other products and services offerings as a percentage of our total revenues were 1.3% and 1.4%, respectively.
The following are the key components of our other products and services, which are offered separately or as a bundle:
Traditional Payroll and Human Capital Management. In 2016, we began offering our Insperity Workforce AdministrationTM solution, a comprehensive human capital management and payroll services solution for clients that do not choose our PEO HR Outsourcing solutions. This solution combines a cloud-based human resources software suite that provides integrated payroll, HR administration and employee onboarding, benefits administration, performance management, and time and attendance functionality with HR guidance and tools, as well as reporting and analytics.
Time and Attendance. Our Time and Attendance products and services provide small to medium-sized businesses with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into clients’ payroll processing and accounting systems. The service is delivered as an “on-premise” client-server solution or as a cloud-based solution with access through Insperity Premier for our PEO HR Outsourcing solutions clients.
Performance Management. Our Performance Management products and services provide human resources software offerings including Insperity® PerformSmart® a performance management cloud-based offering. Insperity PerformSmart is available, for a fee, to both our Workforce Optimization and Workforce Synchronization clients. For customers utilizing PerformSmart in conjunction with our PEO HR Outsourcing solutions, we provide access through Insperity Premier. In addition, we offer a suite of desktop products: Insperity® Descriptions Now®, Insperity® Policies Now®, Insperity® Performance Now®, and Insperity® Ultimate Employer®. Performance Management products are sold through online subscription arrangements and through various reseller arrangements.
Organizational Planning. Organizational planning offers cloud-based and desktop software used by companies to facilitate the creation, management and communication of detailed organizational management charts. For customers utilizing OrgPlus RealTime in conjunction with our PEO HR Outsourcing solutions, we provide access through Insperity Premier.
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
Expense Management. Our Expense Management product delivers employee expense management solutions that automate employee expense reporting, enforce travel and expense policies, and provide management reporting and analysis. The service is delivered as a cloud-based solution.
Retirement Services. Our Retirement Services solutions deliver comprehensive 401(k) retirement plan recordkeeping and administrative services to small and medium-sized businesses, primarily in connection with a 401(k) retirement plan we sponsor for our PEO HR Outsourcing solutions clients. Services include employee education and enrollment, participant communications, elective deferral withholding and transmission, matching contribution calculation, loan and distribution processing, regulatory filing preparation and nondiscrimination testing.
Insurance Services. Our Insurance Services solutions offer assistance through our licensed insurance agency to small and medium-sized businesses, including Workforce Administration clients, in all 50 states to secure affordable, customizable business insurance packages and life, health and disability insurance policies. Insurance Services also assists individuals in obtaining insurance coverages.
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
PEO HR Outsourcing Solutions Clients
Insperity’s PEO HR Outsourcing solutions provide value-added, full-service human resources solutions we believe are most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with approximately 10 to 2,000 employees that recognize the advantage in the strategic use of high-performance human resources practices. We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community in terms of worksite employees. We serve clients and worksite employees located throughout the United States. By region, our 2017 revenue change compared to 2016 and revenue distribution for the year ended December 31, 2017, was as follows:

	Revenue Change	% of Total Revenues
Northeast	13.8%	26.3%
Southeast	19.4%	11.7%
Central	16.3%	16.7%
Southwest	11.3%	23.6%
West	5.8%	21.7%
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
Our PEO HR Outsourcing solutions client base is broadly distributed throughout a wide variety of industries including:

Industry	% of Client Base
Computer and information services	18%
Management, administration and consulting services	14%
Finance, insurance and real estate	14%
Manufacturing	11%
Wholesale trade	9%
Engineering, accounting and legal services	8%
Medical services	7%
Not-for-profit and similar organizations	5%
Retail trade	4%
Construction	4%
Other	6%
This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2017 and 2016, our retention rate was approximately 85% and 86%, respectively. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was approximately 83%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger, or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.

Marketing and Sales
As of December 31, 2017, we had 60 PEO HR Outsourcing solutions sales offices located in 29 markets. Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Insperity’s markets and their respective year of entry are as follows:

		Initial
Market	Sales Offices	Entry Date
Houston	6	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	5	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	4	1995
Washington D.C.	2	1995
Denver	2	1996
Los Angeles	5	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	5	1999
Maryland	2	2000
New Jersey	2	2000
San Diego	1	2001
Boston	3	2001
Minneapolis	2	2002
Raleigh	1	2006
Kansas City	1	2007
Columbus	1	2010
Nashville	1	2011
Philadelphia	1	2012
Seattle	1	2015
Indianapolis	1	2016
Fort Lauderdale	1	2017
Milwaukee	1	2017
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
We have implemented cross-selling channels between our PEO HR Outsourcing solutions business and our other products and services. This cross-selling strategy focuses on using our PEO HR Outsourcing solutions to increase market penetration in each of our other products and services and using our other product and service offerings as a source of leads for our PEO HR Outsourcing solutions. The cross-selling channels attempt to reduce barriers to selling our products and services and allow us to tailor service packages to better meet the specific needs of the business.
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to worksite employees (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2014 through 2016 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per worksite employee per month basis. During the three-year period from 2014 through 2016, our staff support ratio averaged 55% higher than the PEO industry average. During the same three-year period, our gross profit per worksite employee and operating income per worksite employee exceeded industry averages by 143% and 133%, respectively.
Competition in the PEO industry revolves primarily around quality of services, scope of services, choice and quality of benefits packages, reputation and price. We believe reputation, national presence, regulatory expertise, financial resources, risk management and information technology capabilities distinguish leading PEOs from the rest of the industry. We also believe we compete favorably in these areas; however, other PEOs may offer their PEO services at lower prices than we offer.
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
We provide group health insurance coverage to our worksite employees through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 87% of our health insurance coverage and expires on December 31, 2019, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. For additional discussion of the Chubb Program, which includes terms shifting some of the economic burden to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Information Technology
Insperity utilizes a variety of information technology capabilities to provide its PEO HR Outsourcing solutions and business performance improvement services to its clients and worksite employees and for its own administrative and management information requirements.
Insperity’s PEO HR Outsourcing solutions information systems, which include Insperity Premier, are a proprietary set of applications that utilizes both internally developed and licensed software applications. This system manages transactions and information specific to our PEO HR Outsourcing solutions, to Insperity and to our clients and worksite employees, including:

•	worksite employee enrollment

•	human resources management and employee administration

•	benefits and defined contribution plan administration

•	payroll processing

•	client invoicing and collection

•	management information and reporting

•	sales bid calculations
Central to these systems are transaction processing capabilities that allow us to process a high volume of employee enrollment, employee administration, payroll, invoice and bid transactions that meet the specific needs of our clients and prospects. We administer our employee benefits through a proprietary application designed to process employee eligibility and enrollments, manage carrier relationships and maintain a variety of plan offerings. Our retirement services operations are conducted utilizing an industry-leading retirement plan administration application in a third-party hosted environment. Aspects of all of these components are delivered to our PEO HR Outsourcing solutions clients and worksite employees through Insperity Premier. We utilize commercially available software for other business functions such as finance and accounting, sales force activity management and customer relationship management.
Our products and services utilize a variety of owned and licensed software applications to deliver business performance improvement services to our clients, including to some of our PEO HR Outsourcing solutions clients.

Insperity has hosting facilities located at two separate leased facilities, located in Bryan, Texas and The Woodlands, Texas. These facilities host the majority of our business applications, telecommunications equipment, information security infrastructure and network equipment. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments, with the Bryan facility acting as our primary data center for all mission-critical applications. Both hosting facilities are designed to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required. Periodically, we perform testing to ensure our disaster recovery capabilities remain effective and available.
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
Industry Regulations
The operations for our PEO HR Outsourcing solutions are affected by numerous federal and state laws relating to tax, insurance and employment matters. By entering into a co-employer relationship with our worksite employees, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 41 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation. The SBEA, which was enacted in 2014, established a certification program and created a federal regulatory framework for the payment of wages to worksite employees and for the reporting and remittance of federal payroll taxes on those wages paid by CPEOs. In 2016, our PEO subsidiary, Insperity PEO Services, L.P., filed an application with the IRS to become a CPEO and in the second quarter of 2017, Insperity PEO Services, L.P. received its designation as a CPEO from the IRS, which was retroactively effective to January 1, 2017. Please read Item 1. “Business – PEO Industry” for further information.
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
Patient Protection and Affordable Care Act. The PPACA was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act. The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended until as late as 2020. While the Act did not have a material adverse impact on our results of operations in 2017, the future impact of the following provisions or changes to the provisions, including any changes or a repeal that may be proposed by this Congressional session, is unknown at this time.
Beginning in 2014, the Act provided for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 employees or less). States had the option of building a state-based exchange, entering into a state-federal partnership exchange or accepting the federally-facilitated exchange. States that accept the federally-facilitated exchange can transition to a state-based exchange at a later date. The Exchanges provide consumers with educational services and information on available options and offer a variety of health plans. Small business tax credits and subsidies are available to qualifying businesses and individuals who purchase health insurance through the Exchanges. As part of the Tax Cuts and Jobs Act enacted in December 2017, the requirements that individuals maintain health insurance coverage or pay a penalty, which was known as the individual mandate, was effectively eliminated beginning in 2019. At this time, the Exchanges, tax credits and subsidies have not had a material impact on our operations, but the impact of future changes to these provisions is unknown.

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
The effective date of the rules imposing excise taxes on employers and insurers who offer excessive health benefits under so-called “Cadillac plans” has been delayed until 2022. We anticipate taking appropriate steps to avoid, to the extent necessary and possible, benefits under our group health plan from triggering such excise taxes, which our carrier may pass on to us in the form of increased premiums. At this time, we are unable to determine the effect that the excise taxes will have on our ability to match pricing with any increased costs.
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
The SBEA provides that a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code, and shall be responsible for reporting federal employment taxes rather than the CPEO clients. Following a delay in the implementation of the certification program, Insperity PEO Services, L.P. received its designation as a CPEO from the IRS in the second quarter of 2017, which designation was retroactively effective to January 1, 2017.
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
Corporate Office Employees
We had approximately 2,900 corporate employees as of December 31, 2017. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement.
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
Health insurance costs are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience an increase in the number or severity of claims, our health insurance costs could increase. Claim activity levels and costs are impacted by a number of factors, including, but not limited to, macro-economic changes, proposed and enacted regulatory changes and medical outbreaks. Contractual arrangements with our clients limit or delay our ability to incorporate increases in costs into our service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Health Care Reform Could Affect Our Health Insurance Plan and Could Lead to a Significant Disruption in Our Business
The PPACA was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act. The Act entails sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended out as far as 2022. Some provisions in the Act still require the issuance of additional guidance from the U.S. Department of Health and Human Services (“HHS”) and the states.
Beginning in 2014, a number of key provisions of the Act took effect, including the Exchanges, insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Additionally, the pay or play penalties on Applicable Large Employers were fully phased-in by 2016. As part of the Tax Cuts and Jobs Act enacted in December 2017, the requirements that individuals maintain health insurance coverage or pay a penalty, which was known as the individual mandate, was effectively eliminated beginning in 2019. In January 2018, the excise tax for offering “Cadillac Plans” was further delayed until 2022. In addition, supporters in various states are advocating for adoption of healthcare-related reforms at the state level. Collectively, these items have the potential to significantly change the insurance marketplace for small and medium sized businesses and how employers provide insurance to employees. In addition, as a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations. Generally, the Act and subsequently issued guidance by the IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.
Although we do not believe that the Act has had a material adverse effect on our benefit plans, business model or operations to date, the elimination of the penalty associated with the individual mandate and subsequent changes resulting from action that may be taken at the federal or state level, including repeal or repeal and replacement of the Act as has been advocated by Congressional leaders and the administration of President Trump, may impact our benefit plans, business model and future results of operations. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. For additional information related to the Act, please read Item 1. “Business - Industry Regulations - Patient Protection and Affordable Care Act.” We are currently unable to determine whether potential future changes to the Act or other regulatory action, including at the state level, may adversely affect our business or market conditions.
Increases in Workers’ Compensation Costs or Inability to Secure Replacement Coverage on Competitive Terms Could Lead to a Significant Disruption to Our Business
Our workers’ compensation coverage has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007. Under our current arrangement with Chubb, we have a financial responsibility to Chubb for the first $1 million layer of claims per occurrence and for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed the first $1 million. Chubb bears the financial responsibility for all claims in excess of these levels. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. For additional discussion of our policy with Chubb, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Workers’ compensation costs are a significant portion of our direct costs. If we were to experience an unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.
The current workers’ compensation coverage with Chubb expires on September 30, 2018. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
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
Many of Our Contracts for Our PEO HR Outsourcing Solutions May be Canceled on Short Notice.  Our Inability to Renew Client Contracts or Attract New Clients Could Materially and Adversely Affect Our Financial Conditions or Results of Operations
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing Solution clients, which could materially and adversely affect our financial condition or results of operations. In addition, in the event we have a high proportion of terminating clients from our middle market client base (which are generally subject to CSAs with two-year terms), the financial impact of such an event could be significant due to the number of worksite employees involved and the longer time it takes to replace middle market clients. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 15% in 2017. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.

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
Because we act as a co-employer, we may be subject to liability for violations of various employment, payroll and discrimination laws despite these contractual provisions, even if we do not participate in such violations. Although the CSA generally requires the client to indemnify us for certain liabilities attributable to the client’s conduct, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities to the extent that such liabilities are not covered or insured against under our insurance policies. In addition, worksite employees may be deemed to be our agents, which may subject us to liability for the actions of such worksite employees.
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
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2017, approximately 12% of our worksite employees were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
Changes in Federal, State and Local Regulation or Our Inability to Obtain Licenses Under New Regulatory Frameworks Could Have a Material Adverse Effect on Our Results of Operations or Financial Condition
As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these current laws (such as the Act, ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform despite the SBEA having provided clarification under federal employment tax laws for CPEOs. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship. Any adverse application of new or existing federal or state laws to the PEO relationship with our worksite employees and client companies could have a material adverse effect on our results of operations or financial condition.
While some states do not explicitly regulate PEOs, 41 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. In addition, the SBEA provides certain benefits for companies that qualify as a CPEO. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states or that we will be able to maintain our CPEO designation.

Geographic Market Concentration Makes Our Results of Operations Vulnerable to Regional Economic Factors
Our New York, California and Texas markets accounted for approximately 10%, 17% and 22% (including 10% in Houston), respectively, of our worksite employees for the year ended December 31, 2017. Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic factors specific to New York, California and Texas.
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
Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. The SBEA clarifies that a CPEO is treated as the employer for purposes of federal payroll taxes on wages it pays to worksite employees. Most states impose similar employment tax obligations on the employer. While the CSA provides that we have sole legal responsibility for making these tax contributions, the applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations. While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Insperity, a definitive adverse resolution of this issue may discourage clients from enrolling in the future.
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
In connection with our HR services offerings, we collect, use, transmit and store large amounts of personal and business information about our worksite employees and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. We are focused on ensuring that the technology infrastructure that we use safeguards and protects personal and business information. We have programs in place to prevent, detect and respond to data security incidents, and we take steps to require that our third party vendors protect sensitive information. Nonetheless, attacks on information technology systems continue to grow in frequency and sophistication, and we and our third party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third party vendors may be unable to anticipate these techniques or implement adequate preventive measures. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation of similar safeguards by our vendors, clients or worksite employees.
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
In connection with our goodwill impairment assessments, we recorded impairment charges of $2.5 million in our Employment Screening reporting unit in 2014 and $3.3 million in our Expense Management reporting unit in 2013. In addition, we recorded a $2.7 million impairment charge related to our minority investment in The Receivables Exchange in 2013. Based on market conditions or changes in operating plans, the fair value of our other acquired businesses could decline, requiring us to record additional impairment charges for all or portions of the investments.
Our Business Could Be Disrupted as a Result of Actions of Certain Stockholders
If any of our stockholders commence a proxy contest, advocate for change, make public statements critical of our performance or business, or engage in other similar activities, then our business could be adversely affected because we may have difficulty attracting and retaining clients due to perceived uncertainties as to our future direction and negative public statements about our business; responding to proxy contests and other similar actions by stockholders is likely to result in us incurring substantial additional costs and significantly divert the attention of management and our employees; and, if individuals are elected to our Board with a specific agenda, the execution of our strategic plan may be disrupted or a new strategic plan altogether may be implemented, which could have a material adverse impact on our business, financial condition or results of operations. Further, any of these matters or any such actions by stockholders may impact and result in volatility of the price of our common stock.
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
Corporate Facilities
Our corporate headquarters is located in Kingwood, Texas, in a campus-style facility. This 33-acre company-owned office campus includes approximately 9 acres of undeveloped land for future expansion. Development and support operations are located in the Kingwood facility.
In April 2017, we completed the construction of an additional 104,000 square foot office facility located on our corporate campus, which now comprises a total of 431,000 square feet. We relocated personnel from our Houston service center to this new facility in 2017.
We have hosting facilities, totaling approximately 2,000 square feet, located at two separate leased facilities. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment. The facilities, located in Bryan, Texas and The Woodlands, Texas, are under lease until 2019 and 2022, respectively.
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
The Houston service center, which currently services approximately 20% of our worksite employee base, is located on our corporate campus.
The Los Angeles service center, which currently services approximately 23% of our worksite employee base, is located in a 38,000 square foot facility under lease until 2019.
Sales Offices
As of December 31, 2017, we had sales and service personnel in 53 facilities located in 29 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2017, we had 60 PEO HR Outsourcing solutions sales offices in these 29 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

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
ITEM S-K 401 (b).  EXECUTIVE OFFICERS OF THE REGISTRANT.
The following table sets forth the names, ages (as of February 5, 2018) and positions of Insperity’s executive officers:

Name	Age	Position
Paul J. Sarvadi	61	Chairman of the Board and Chief Executive Officer
Richard G. Rawson	69	President
A. Steve Arizpe	60	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	64	Executive Vice President of Sales and Marketing
Douglas S. Sharp	56	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	51	Senior Vice President of Legal, General Counsel and Secretary
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
Richard G. Rawson is President of Insperity and a Class III director. He has been a director of Insperity since 1989 and has been President since August 2003. Before being elected President, he served as Executive Vice President of Administration, Chief Financial Officer and Treasurer of Insperity from February 1997 until August 2003. Prior to that, he served as Senior Vice President, Chief Financial Officer and Treasurer of Insperity since 1989. Prior to joining Insperity in 1989, Mr. Rawson served as a Senior Financial Officer and Controller for several companies in the manufacturing and seismic data processing industries. Mr. Rawson has served NAPEO as Chairman of the Accounting Practices Committee and several other offices and became President in 1999-2000. Mr. Rawson has a Bachelor of Business Administration in finance from the University of Houston and currently serves as a board member for the C.T. Bauer College of Business. Mr. Rawson announced that he will retire as an employee and from his position as President on May 18, 2018, after having served as an executive officer of Insperity for over 28 years. Mr. Rawson will continue to serve as a member of our Board.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Price Range of Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 5, 2018, there were 379 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” The following table sets forth the high and low sales prices for the common stock as reported on the New York Stock Exchange transactional tape. These amounts have been adjusted to reflect the two-for-one stock split of our common stock effected on December 18, 2017 in the form of a 100% stock dividend.

2017	High	Low	Dividends per Share
First Quarter	$45.28	$34.60	$0.125
Second Quarter	46.83	35.16	0.150
Third Quarter	45.13	34.88	0.150
Fourth Quarter	60.35	43.80	1.150	(1)

2016
First Quarter	$26.16	$20.92	$0.110
Second Quarter	38.62	25.31	0.125
Third Quarter	41.09	32.35	0.125
Fourth Quarter	38.35	32.28	0.125
__________________________________
(1)Includes a $1.00 per share special dividend.
Dividend Policy
During 2017 and 2016, we paid dividends of $65.8 million and $20.6 million, respectively including a special cash dividend of $41.7 million paid in the fourth quarter of 2017. The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2017 – 10/31/2017	—	$—	—	1,747,564
11/01/2017 – 11/30/2017	—	—	—	2,747,564
12/01/2017 – 12/31/2017	202,888	57.00	70,000	2,677,564
Total	202,888	$57.00	70,000
__________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock, including an additional one million shares authorized for repurchase in November 2017. During the three months ended December 31, 2017, 70,000 shares were repurchased under the program. As of December 31, 2017, we were authorized to repurchase an additional 2,677,564 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all the shares authorized for repurchase under the repurchase program.

(2)
During the three months ended December 31, 2017, 132,888 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2012, with the S&P Smallcap 600 Index and the S&P 1500 Composite Human Resources and Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2012.

	12/12	12/13	12/14	12/15	12/16	12/17

Insperity, Inc.	100.00	113.38	115.75	167.40	250.36	417.13
S&P Smallcap 600	100.00	141.31	149.45	146.50	185.40	209.94
S&P 1500 Composite Human Resources and Employment Services	100.00	167.71	175.38	181.34	201.09	257.35
This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.  SELECTED FINANCIAL DATA.
The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All per share data has been adjusted to reflect the two-for-one stock split of our common stock effected on December 18, 2017 in the form of a stock dividend.

	Year ended December 31,
	2017		2016	2015		2014		2013
	(in thousands, except per share and statistical data)
Income Statement Data:
Revenues(1)	$3,300,223		$2,941,347	$2,603,614		$2,357,788		$2,256,112
Gross profit	572,731		491,610	437,867		403,805		393,251
Operating income	129,941		106,306	65,699	(2)	47,474	(3)	56,223	(4)
Net income	84,402		65,991	39,390		28,004		32,032	(5)
Diluted net income per share of common stock(6)	2.01		1.54	0.79		0.53	(7)	0.63
Adjusted net income(8)	103,005		76,718	54,519		36,734		42,289
Adjusted diluted net income per share of common stock(6)(8)	2.45		1.79	1.10		0.72		0.83
Adjusted EBITDA(8)	177,681		141,183	110,014		84,124		92,303

Balance Sheet Data:
Working capital	$52,454		$39,364	$54,337		$66,742		$120,445
Total assets	1,063,695		907,174	784,912		792,595		758,864
Total debt	104,400		104,400	—		—		—
Total stockholders’ equity	66,321		60,525	172,455		204,096		253,272
Cash dividends per share(6)	1.58	(9)	0.49	0.43		1.37	(9)	0.34

Statistical Data:
Average number of worksite employees paid per month during period	182,696		165,850	145,830		130,718		127,517
Revenues per worksite employee per month(10)	$1,505		$1,478	$1,488		$1,503		$1,474
Gross profit per worksite employee per month	261		247	250		257		257
Operating income per worksite employee per month	59		53	38		30		37
Adjusted EBITDA per worksite employee per month(8)	81		71	63		54		60
____________________________________

(1)
Gross billings of $20.174 billion, $17.933 billion, $15.806 billion, $14.187 billion and $13.462 billion, less worksite employee payroll cost of $16.874 billion, $14.992 billion, $13.202 billion, $11.829 billion and $11.206 billion, respectively.

(2)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, partially offset by a reduction of $0.6 million in the fourth quarter of 2015. Please read Note 6 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(3)	Includes a non-cash impairment charge in the second quarter of 2014 of $2.5 million. Also includes a non-cash charge in 2014 of $1.2 million.

(4)	Includes non-cash impairment charges of $3.3 million in 2013.

(5)	Includes a non-cash impairment charge in 2013 of $2.7 million. Also includes a $2.0 million tax benefit in 2013 related to tax years 2009 through 2012.

(6)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.

(7)	Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.03 earnings per share decrease in 2014.

(8)
These are non-GAAP measures used by management to analyze Insperity’s performance. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

(9)	Includes a $1.00 per share special dividend paid in both the fourth quarters of 2017 and 2014.

(10)
Gross billings of $9,202, $9,011, $9,032, $9,044 and $8,797 per worksite employee per month, less payroll cost of $7,697, $7,533, $7,544, $7,541 and $7,323 per worksite employee per month, respectively.

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
We ended 2017 averaging 189,513 paid worksite employees in the fourth quarter, which represents a 9.8% increase over the fourth quarter of 2016. Approximately 23.6% and 24.5% of our average paid worksite employees were in our middle market sector for the years ended December 31, 2017 and 2016, respectively, which is generally defined as companies with 150 to 2,000 worksite employees. We expect the average number of paid worksite employees per month to be between 193,500 and 195,300 in the first quarter of 2018.
Our average gross profit per worksite employee per month was $261 in 2017 and $247 in 2016.
Operating expenses increased 14.9% in 2017 to $442.8 million. On a per worksite employee per month basis, operating expenses increased from $194 in 2016 to $202 in 2017. Adjusted operating expenses increased 14.5% in 2017 to $440.8 million. On a per worksite employee per month basis, adjusted operating expenses increased from $193 in 2016 to $201 in 2017.
Net income in 2017 was $84.4 million, a 27.9% increase compared to 2016. Our adjusted net income in 2017 was $103.0 million, a 34.3% increase compared to 2016. Our adjusted EBITDA increased 25.9% over 2016 to $177.7 million.
Our adjusted EBITDA per worksite employee per month increased 14.1% from $71 in 2016 to $81 in 2017.
We ended 2017 with working capital of $52.5 million. During 2017, we paid $65.8 million in dividends and repurchased shares of our common stock at a cost of $38.7 million.
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

•
Impairment charges and other – Impairment charges and other consist of non-cash expense associated with the decline in fair value of long-lived and intangible assets, including goodwill. Please read Note 1 “Accounting Policies” and Note 6 “Impairment Charges and Other,” to the Consolidated Financial Statements for additional information.

Other Income (Expense)
Other income (expense) includes interest charges incurred in connection with borrowings under our credit facility and interest income earned on our cash, cash equivalents and marketable securities. Please read “—Liquidity and Capital Resources” for additional information.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law. The 2017 Tax Reform Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018. As a result, we remeasured our deferred tax assets at the new lower corporate income tax rate and recorded a non-cash tax charge of $2.5 million in 2017. Our provision for income taxes typically differs from the U.S. statutory rate of 35%, due primarily to state income taxes, non-deductible expenses and various tax credits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, stock-based compensation, software development costs, accrued incentive compensation and depreciation. Changes in these items are reflected in our financial statements through a deferred income tax provision. Please read Note 8 to the Consolidated Financial statements, “Income Taxes,” for additional information.
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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2017, Plan Costs were less than the premiums paid and owed to United by $12.1 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $3.1 million difference is included in prepaid health insurance costs, a current asset, on our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2017, were $21.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
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
The following table illustrates the sensitivity of changes in the completion rate and annual trend on our estimate of total benefit costs of $1.5 billion in 2017:

Change in Completion Rate and Annual Trend	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)
(2.5)%	$(18,458)	$11,979
(1.0)%	(7,381)	4,790
1.0%	7,381	(4,790)
2.5%	18,458	(11,979)

•
Workers’ compensation costs – Since 2007, our workers’ compensation coverage has been provided through our arrangement with Chubb. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $ 1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed $1 million. Our coverage from September 1, 2003 through September 30, 2007 was provided through selected member insurance companies of American International Group, Inc.

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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2017 and 2016, we reduced accrued workers’ compensation costs by $16.3 million and $10.9 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 1.6% in 2017 and 1.1% in 2016) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
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

The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $81.0 million in 2017:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)
(5.0)%	$(3,903)	$2,533
(2.5)%	(1,951)	1,266
2.5%	1,951	(1,266)
5.0%	3,903	(2,533)
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2017, we received $22.7 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2017, we had restricted cash of $41.1 million and deposits of $154.2 million. We have estimated and accrued $207.6 million in incurred workers’ compensation claim costs as of December 31, 2017. Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.

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

•
Deferred taxes – We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made. In 2017, we reduced our deferred tax assets by $2.5 million due to the enactment of the 2017 Tax Reform Act. This is a provisional amount reflecting our estimate of the impact of the income tax effect of the 2017 Tax Reform Act on our financial statements as of December 31, 2017. After we finalize certain tax positions when we file our 2017 US tax return, we will be able to conclude whether any further adjustments are required to our net deferred tax asset balance of $4.3 million as of December 31, 2017. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the reporting period the adjustments are made, which will be no later than the fourth quarter of 2018.

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
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement to calculate the implied fair value of goodwill (formerly, Step 2) to measure a goodwill impairment charge. Instead, companies are required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (formerly, Step 1). The guidance is effective for goodwill impairment tests in fiscal years beginning after December 16, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Companies should apply this ASU on a prospective basis. We adopted ASU No. 2017-04 on January 1, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. We are currently reviewing the guidance and assessing the impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. We plan to adopt ASU No. 2014-09 effective January 1, 2018 using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. While our technical analysis is ongoing, we expect our revenue recognition policies to remain substantially unchanged as a result of adoption ASU No. 2014-09. Additionally, we do not anticipate any significant changes in our business processes or systems.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.
The following table presents certain information related to our results of operations:

	Year ended December 31,
	2017	2016	% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $20.174 billion and $17.933 billion, less worksite employee payroll cost of $16.874 billion and $14.992 billion, respectively)	$3,300,223	$2,941,347	12.2%
Gross profit	572,731	491,610	16.5%
Operating expenses	442,790	385,304	14.9%
Operating income	129,941	106,306	22.2%
Other income (expense)	200	(1,129)	(117.7)%
Net income	84,402	65,991	27.9%
Diluted net income per share of common stock(1)	2.01	1.54	30.5%
Adjusted net income(2)	103,005	76,718	34.3%
Adjusted diluted net income per share of common stock(1)(2)	2.45	1.79	36.9%
Adjusted EBITDA(2)	177,681	141,183	25.9%

Statistical Data:
Average number of worksite employees paid per month	182,696	165,850	10.2%
Revenues per worksite employee per month(3)	$1,505	$1,478	1.8%
Gross profit per worksite employee per month	261	247	5.7%
Operating expenses per worksite employee per month	202	194	4.1%
Operating income per worksite employee per month	59	53	11.3%
Net income per worksite employee per month	38	33	15.2%
Adjusted EBITDA per worksite employee per month(2)	81	71	14.1%
____________________________________

(1)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

(2)
Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $9,202 and $9,011 per worksite employee per month, less payroll cost of $7,697 and $7,533 per worksite employee per month, respectively.
Revenues
Our revenues, which represent gross billings net of worksite employee payroll cost, increased 12.2% in 2017 compared to 2016, due to a 10.2% increase in the average number of worksite employees paid per month and a 1.8%, or $27 increase in revenues per worksite employee per month compared to 2016.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. By region, our PEO HR Outsourcing solutions revenue change from 2016 and distribution for the years ended December 31, 2017 and 2016 were as follows:

	Year ended December 31,			Year ended December 31,
	2017	2016	% Change	2017	2016
	(in thousands)			(% of total revenue)
Northeast	$854,629	$750,748	13.8%	26.3%	26.0%
Southeast	379,874	318,185	19.4%	11.7%	11.0%
Central	543,486	467,297	16.3%	16.7%	16.2%
Southwest	767,207	689,334	11.3%	23.6%	23.9%
West	702,619	664,308	5.8%	21.7%	22.9%
	3,247,815	2,889,872	12.4%	100.0%	100.0%
Other revenue(1)	52,408	51,475	1.8%
Total revenue	$3,300,223	$2,941,347	12.2%
____________________________________
(1)    Comprised primarily of revenues generated by our other products and services offerings.
The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Year ended December 31,
	2017	2016
Texas	21.8%	22.1%
California	17.0%	18.2%
New York	9.8%	9.4%
Other	51.4%	50.3%
Total	100.0%	100.0%
Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During 2017, new client sales improved over 2016, client retention declined slightly compared with 2016, and the net change in existing clients also declined compared with 2016. As a result, our year-over-year growth in average worksite employees paid per month in 2017 was 10.2% compared to 13.7% in 2016.
Gross Profit
Gross profit was $572.7 million in 2017, a 16.5% increase over 2016. The average gross profit per worksite employee per month was $261 in 2017 and $247 in 2016.
Our pricing objectives attempt to achieve a level of revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month increased 1.8% to $1,505 in 2017 versus 2016 and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.1% to $1,244 per worksite employee per month. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $4 per worksite employee per month, or 1.2%, on a per covered employee basis compared to 2016. Included in 2017 benefits costs is a reduction of $1.2 million, or $1 per worksite employee per month, for changes in estimated claims run-off related to prior periods. Included in 2016 is a charge of $5.1 million, or $3 per worksite employee per month, for changes in estimated claims run-off related to prior periods. The percentage of worksite employees covered under our health insurance plan was 68.8% in 2017 and 69.2% in 2016. Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 2.2%, but decreased $3 on a per worksite employee per month basis, compared to 2016. As a percentage of non-bonus payroll cost, workers’ compensation costs decreased to 0.54% in 2017 from 0.59% in 2016. During 2017, we recorded reductions in workers’ compensation costs of $16.3 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods, compared to $10.9 million, or 0.08% of non-bonus payroll costs, in 2016. The 2017 period costs include the impact of a 1.6% discount rate used to accrue workers’ compensation loss claims, compared to a 1.1% discount rate used in the 2016 period. Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 12.6%, or $12 per worksite employee per month, compared to 2016, due to a 12.6% increase in total payroll cost in 2017. Payroll taxes as a percentage of payroll cost increased slightly to 6.85% in 2017 compared to 6.84% in 2016.

Operating Expenses
The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$259,531	$229,589	13.0%	$118	$115	2.6%
Stock-based compensation	24,345	16,643	46.3%	11	8	37.5%
Commissions	22,773	19,288	18.1%	10	10	—
Advertising	16,686	16,447	1.5%	8	8	—
General and administrative expenses	101,273	86,693	16.8%	46	44	4.5%
Depreciation and amortization	18,182	16,644	9.2%	9	9	—
Total operating expenses	$442,790	$385,304	14.9%	$202	$194	4.1%
Operating expenses were $442.8 million in 2017, a 14.9% increase over 2016. Operating expenses per worksite employee per month increased to $202 in 2017 from $194 in 2016. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $29.9 million or 13.0%, or $3 per worksite employee per month, compared to 2016. The increase was due to an 8.3% rise in headcount, including an 11.7% increase in BPAs in 2017 and additional incentive compensation expense as a result of stronger operating results.

•
Stock-based compensation increased $7.7 million or 46.3%, or $3 per worksite employee per month, compared to 2016. This increase was primarily due to awards issued under our Long-Term Incentive Program established in 2015 and the acceleration of restricted stock awards that were scheduled to vest in the first quarter of 2018 in order to maximize our tax deduction on certain restricted stock vestings, which would have been limited under the 2017 Tax Reform Act. Stock-based compensation expense represents amortization of restricted stock and long-term incentive awards granted to employees and the annual stock grant made to non-employee directors. Please read Note 1 “Accounting Policies” and Note 10 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

•
Commissions expense increased $3.5 million or 18.1%, but remained flat on a per worksite employee per month basis, compared to 2016. Commissions are primarily associated with compensation to our sales force for sales of our PEO HR Outsourcing solutions.

•
General and administrative expenses increased $14.6 million or 16.8%, or $2 per worksite employee per month, compared to 2016. Included in 2017 is a $2.0 million donation to Hurricane Harvey relief efforts. The remaining increase was due to increased travel, meals and training on a higher level of corporate employee, event expenses associated with a new client referral program, technology maintenance costs and office costs.

•
Depreciation and amortization expense increased $1.5 million or 9.2%, but remained flat on a per worksite employee per month basis, compared to 2016. The increase was primarily due to $1.1 million of depreciation and amortization expense related to the new facility opened on our corporate campus in early 2017.

Income Tax Expense
During 2017 we incurred federal and state income tax expense of $45.7 million on pre-tax income of $130.1 million. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes, non-deductible expenses, including a non-cash tax charge of $2.5 million related to the enactment of the 2017 Tax Reform Act and $6.2 million of tax benefits associated with equity compensation. Our effective income tax rate was 35.1% in 2017 compared to 37.3% in 2016.
Net Income
Net income for 2017 was $84.4 million, or $2.01 per diluted share, compared to $66.0 million, or $1.54 per diluted share in 2016. On a per worksite employee per month basis, net income was $38 in 2017 compared to $33 in 2016. Please read Note 11 to the Consolidated Financial Statements, “Net Income Per Share,“ for additional information.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015.
The following table presents certain information related to our results of operations:

	Year ended December 31,
	2016	2015		% Change
	(in thousands, except per share and statistical data)
Revenues (gross billings of $17.933 billion and $15.806 billion, less worksite employee payroll cost of $14.992 billion and $13.202 billion, respectively)	$2,941,347	$2,603,614		13.0%
Gross profit	491,610	437,867		12.3%
Operating expenses	385,304	372,168	(1)	3.5%
Operating income	106,306	65,699		61.8%
Other expense	(1,129)	(80)		—
Net income	65,991	39,390		67.5%
Diluted net income per share of common stock(2)	1.54	0.79		94.3%
Adjusted net income(3)	76,718	54,519		40.7%
Adjusted diluted net income per share of common stock(2)(3)	1.79	1.10		62.7%
Adjusted EBITDA(3)	141,183	110,014		28.3%

Statistical Data:
Average number of worksite employees paid per month	165,850	145,830		13.7%
Revenues per worksite employee per month(4)	$1,478	$1,488		(0.7)%
Gross profit per worksite employee per month	247	250		(1.2)%
Operating expenses per worksite employee per month	194	212		(8.5)%
Operating income per worksite employee per month	53	38		39.5%
Net income per worksite employee per month	33	23		43.5%
Adjusted EBITDA per worksite employee per month(3)	71	63		12.7%
____________________________________

(1)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, offset by a reduction of $0.6 million in the fourth quarter of 2015. Please read Note 6 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

(2)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.

(3)
Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(4)	Gross billings of $9,011 and $9,032 per worksite employee per month, less payroll cost of $7,533 and $7,544 per worksite employee per month, respectively.
Revenues
Our revenues, which represent gross billings net of worksite employee payroll cost, increased 13.0% in 2016 compared to 2015, but decreased 0.7%, or $10 on a per worksite employee per month basis compared to 2015. The revenue increase was primarily due to a 13.7% increase in the average number of worksite employees paid per month.

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
Our pricing objectives attempt to achieve a level of revenue per worksite employee to match or exceed changes in primary direct costs and operating expenses. Our revenues per worksite employee per month decreased 0.7% to $1,478 in 2016 versus 2015 and our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, decreased 0.6% to $1,231 per worksite employee per month. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $2 per worksite employee per month, or 2.0%, on a per covered employee basis compared to 2015. Included in 2016 benefits costs is a charge of $5.1 million, or $3 per worksite employee per month, for changes in estimated claims run-off related to prior periods. The percentage of worksite employees covered under our health insurance plan was 69.2% in 2016 and 70.4% in 2015. Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.

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

The 2016 period costs include the impact of a 1.1% discount rate used to accrue workers’ compensation loss claims compared to a 1.0% discount rate used in the 2015 period. Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 13.4%, but decreased $2 on a per worksite employee per month basis, compared to 2015, due primarily to a 13.5% increase in total payroll cost in 2016. Payroll taxes as a percentage of payroll cost decreased to 6.84% in 2016 compared to 6.85% in 2015.

Operating Expenses
The following table presents certain information related to our operating expenses:

	Year ended December 31,			Year ended December 31,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(per worksite employee per month)
Salaries, wages and payroll taxes	$229,589	$211,060	8.8%	$115	$120	(4.2)%
Stock-based compensation	16,643	13,345	24.7%	8	8	—
Commissions	19,288	18,479	4.4%	10	11	(9.1)%
Advertising	16,447	15,980	2.9%	8	9	(11.1)%
General and administrative expenses	86,693	84,259	2.9%	44	47	(6.4)%
Impairment charges and other	—	10,480	—	—	6	—
Depreciation and amortization	16,644	18,565	(10.3)%	9	11	(18.2)%
Total operating expenses	$385,304	$372,168	3.5%	$194	$212	(8.5)%
Operating expenses were $385.3 million in 2016, a 3.5% increase over 2015. We recorded a $10.5 million impairment and other charges in 2015. Please read Note 1 “Accounting Policies” and Note 6 “Impairment Charges and Other,” to the Consolidated Financial Statements for additional information. Operating expenses per worksite employee per month decreased to $194 in 2016 from $212 in 2015. The components of operating expenses changed as follows:

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

•	Commissions expense increased 4.4%, but decreased $1 on a per worksite employee per month basis, compared to 2015. Commissions are primarily associated with our PEO HR Outsourcing solutions.

•	Advertising costs increased 2.9%, but decreased $1 on a per worksite employee per month basis, compared to 2015, primarily due to increased spending on Internet advertising.

•
General and administrative expenses, which includes $0.3 million and $1.5 million in stockholder advisory expenses in 2016 and 2015, respectively, increased 2.9%, but decreased $3 on a per worksite employee per month basis, compared to 2015.

•
Depreciation and amortization expense decreased 10.3%, or $2 per worksite employee per month, compared to 2015, primarily due to certain acquired assets becoming fully depreciated in 2015 and the sale of our two aircraft in 2015, which eliminated the depreciation on those assets. Please read Note 6 to the Consolidated Financial Statements, “Impairment Charges and Other,” for additional information.

Other Income (Expense)
Other expense, net was $1.1 million in 2016 compared to $0.1 million in 2015. The increase was primarily due to interest expense incurred on borrowings under our credit facility. Please read Note 7 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Income Tax Expense
During 2016 we incurred federal and state income tax expense of $39.2 million on pre-tax income of $105.2 million. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses. In addition, during 2016, as a result of our adoption of Accounting Standard Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, we recognized income tax benefits of $1.5 million related to the vesting of restricted stock awards and exercise of non-qualified stock options. Please read Note 1 “Accounting Policies” and Note 8 “Income Taxes,” to the Consolidated Financial Statements for additional information. Our effective income tax rate was 37.3% in 2016 compared to 40.0% in 2015.
Net Income
Net income for 2016 was $66.0 million, or $1.54 per diluted share, compared to $39.4 million, or $0.79 per diluted share in 2015. On a per worksite employee per month basis, net income was $33 in 2016 compared to $23 in 2015. Please read Note 11 to the Consolidated Financial Statements, “Net Income Per Share,“ for additional information.
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
Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per worksite employee per month data)
Payroll cost (GAAP)	$16,873,589	$14,991,510	$13,202,564
Less: bonus payroll cost	1,959,053	1,648,936	1,611,857
Non-bonus payroll cost	$14,914,536	$13,342,574	$11,590,707

Payroll cost per worksite employee (GAAP)	$7,697	$7,533	$7,544
Less: Bonus payroll cost per worksite employee	894	829	921
Non-bonus payroll cost per worksite employee	$6,803	$6,704	$6,623
EBITDA represents net income computed in accordance with GAAP, plus interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA, which represents EBITDA plus non-cash impairments, stockholder advisory expenses, charitable donations related to Hurricane Harvey relief efforts and stock-based compensation, is based on the definition in our credit facility. We believe EBITDA and adjusted EBITDA are often useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items, and Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Year-ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except worksite employee per month data)
Net income (GAAP)	$84,402	$65,991	$39,390	$28,004	$32,032
Income tax expense	45,739	39,186	26,229	19,623	21,700
Interest expense	3,213	2,396	459	370	383
Depreciation and amortization	18,182	16,644	18,565	21,387	21,064
EBITDA	151,536	124,217	84,643	69,384	75,179
Impairment charges and other	—	—	10,480	3,687	6,021
Stock-based compensation	24,345	16,643	13,345	11,053	11,103
Charitable donations to Hurricane Harvey relief efforts	2,000	—	—	—	—
Other	(200)	—	—	—	—
Stockholder advisory expenses	—	323	1,546	—	—
Adjusted EBITDA (non-GAAP)	$177,681	$141,183	$110,014	$84,124	$92,303

Net income per worksite employee per month (GAAP)	$38	$33	$23	$18	$21
Income tax expense per worksite employee per month	21	19	14	13	14
Interest expense per worksite employee per month	1	1	—	—	—
Depreciation and amortization per worksite employee per month	9	9	11	14	14
EBITDA per worksite employee per month	69	62	48	45	49
Impairment charges and other per worksite employee per month	—	—	6	2	4
Stock-based compensation per worksite employee per month	11	8	8	7	7
Charitable donations to Hurricane Harvey relief efforts per worksite employee per month	1	—	—	—	—
Other per worksite employee per month	—	—	—	—	—
Stockholder advisory expenses per worksite employee per month	—	1	1	—	—
Adjusted EBITDA per worksite employee per month (non-GAAP)	$81	$71	$63	$54	$60
Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. We believe adjusted cash, cash equivalents and marketable securities is a useful measure of our available funds.
Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	December 31,
	2017	2016
	(in thousands)
Cash, cash equivalents and marketable securities (GAAP)	$356,220	$287,885
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	271,547	221,710
Client prepayments	23,603	21,256
Adjusted cash, cash equivalents and marketable securities (non-GAAP)	$61,070	$44,919
Adjusted operating expenses represent operating expenses excluding the impact of charitable contributions related to Hurricane Harvey recovery efforts in 2017, stockholder advisory expenses in 2016 and impairment and other charges related to the sale of two aircraft and stockholder advisory expenses in 2015. We believe adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.
Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Year-ended December 31,
	2017	2016	2015
	(in thousands, except worksite employee per month data)
Operating expenses (GAAP)	$442,790	$385,304	$372,168
Less: Impairment charges and other	—	—	10,480
Charitable donations to Hurricane Harvey relief efforts	2,000	—	—
Stockholder advisory expenses	—	323	1,546
Adjusted operating expenses (non-GAAP)	$440,790	$384,981	$360,142

Operating expenses per worksite employee per month (GAAP)	$202	$194	$212
Less: Impairment charges and other per worksite employee per month	—	—	5
Charitable donations to Hurricane Harvey relief efforts per worksite employee per month	1	—	—
Stockholder advisory expenses per worksite employee per month	—	1	1
Adjusted operating expenses per worksite employee per month (non-GAAP)	$201	$193	$206
Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of impairment and other charges, enactment of the 2017 Tax Reform Act and disaster credits, stock-based compensation expenses, charitable contributions related to Hurricane Harvey relief efforts, other credits and stockholder advisory expenses. Under the two-class earnings per share method, the undistributed losses resulting from dividends exceeding net income in 2014 are not allocated to participating securities. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Year-ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income (GAAP)	$84,402	$65,991	$39,390	$28,004	$32,032

Impairment charges and other(1)	—	—	10,480	3,687	6,021
Stock-based compensation	24,345	16,643	13,345	11,053	11,103
Charitable donations to Hurricane Harvey relief efforts	2,000	—	—	—	—
Other	(200)	—	—	—	—
Stockholder advisory expenses	—	323	1,546	—	—
Total non-GAAP adjustment	26,145	16,966	25,371	14,740	17,124
Tax effect of non-GAAP adjustments	(9,354)	(6,239)	(10,242)	(6,010)	(4,885)
Enactment of the 2017 Tax Reform Act	2,481	—	—	—	—
Disaster relief tax credit	(669)	—	—	—	—
Section 199 tax benefit	—	—	—	—	(1,982)
Adjusted net income (non-GAAP)	$103,005	$76,718	$54,519	$36,734	$42,289
____________________________________

(1)
Includes impairment and other charges of $10. 5 million related to the sale of two aircraft in 2015, a $2.5 million charge associated with the Employment Screening reporting unit in 2014, a $1.2 million non-cash charge related to a revision in our office consolidation plans in 2014, a $3.3 million impairment charge associated with the Expense Management reporting unit in 2013 and $2.7 million impairment charge related to The Receivables Exchange in 2013.

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock(1):

	Year-ended December 31,
	2017	2016	2015	2014	2013
	(amounts per share)
Diluted net income per share of common stock (GAAP)	$2.01	$1.54	$0.79	$0.53	$0.63

Impairment charges and other	—	—	0.21	0.07	0.12
Stock-based compensation	0.58	0.39	0.27	0.21	0.22
Charitable donations to Hurricane Harvey relief efforts	0.05	—	—	—	—
Other	(0.01)	—	—	—	—
Stockholder advisory expenses	—	0.01	0.03	—	—
Impact of dividends exceeding earnings	—	—	—	0.03	—
Total non-GAAP adjustments	0.62	0.40	0.51	0.31	0.34
Tax effect of non-GAAP adjustments	(0.22)	(0.15)	(0.20)	(0.12)	(0.10)
Enactment of the 2017 Tax Reform Act	0.06	—	—	—	—
Disaster relief tax credit	(0.02)	—	—	—	—
Section 199 tax benefit	—	—	—	—	(0.04)
Adjusted diluted net income per share of common stock (non-GAAP)	$2.45	$1.79	$1.10	$0.72	$0.83
____________________________________

(1)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.
Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We may seek to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $356.2 million in cash, cash equivalents and marketable securities at December 31, 2017, of which approximately $271.5 million was payable in early January 2018 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $23.6 million were client prepayments that were payable in January 2018. At December 31, 2017, we had working capital of $52.5 million compared to $39.4 million at December 31, 2016. The increase in working capital reflects, in part, cash flow from operations, offset by share repurchases, dividends and capital expenditures. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2018. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
We have a credit facility with a syndicate of financial institutions. In January 2016, we borrowed $104.4 million under the credit facility, which we used to fund a portion of the purchase price for our modified Dutch auction tender offer. In February 2018, the credit facility was increased from $200 million to $350 million. The credit facility, which may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement related to the facility, is available for working capital and general corporate purposes, including acquisitions. At December 31, 2017, we had outstanding letters of credit and borrowings totaling $105.4 million under the credit facility. Please read Note 7 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Our net cash flows from operating activities in 2017 were $204.4 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients. Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2017, the last business day of the reporting period ended on a Friday, client prepayments were $23.6 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $271.5 million. In the period ended December 31, 2016, which ended on a Friday, client prepayments were $21.3 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $221.7 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of the cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $47.5 million in 2017 and $52.7 million in 2016. However, our estimates of workers’ compensation loss costs were $63.9 million and $62.4 million in 2017 and 2016, respectively. In 2017 and 2016, we received $22.7 million and $12.8 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which increased working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. Since inception of the United plan, premiums paid and owed to United have exceeded Plan Costs, resulting in a $12.1 million surplus, which is $3.1 million in excess of our agreed-upon $9.0 million surplus maintenance level. The $3.1 million difference is therefore reflected as a current asset and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2017. In addition, the premiums owed to United at December 31, 2017, were $21.9 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 27.9% to $84.4 million in 2017 from $66.0 million in 2016. Please read “Results of Operations—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016.”

Cash Flows Used in Investing Activities
Our net cash flows used in investing activities were $33.3 million during 2017, primarily due to property and equipment purchases.
Cash Flows Used in Financing Activities
Our net cash flows used in financing activities were $102.9 million during 2017. We repurchased $38.7 million in stock and paid $65.8 million in dividends, including a special cash dividend of $41.7 million paid in the fourth quarter.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2017, and the effect they are expected to have on our liquidity and capital resources (in thousands):

Contractual obligations	Total	2018	2019-2020	2021-2022	Thereafter
Non-cancelable operating leases	$68,897	$15,358	$24,907	$15,637	$12,995
Purchase obligations(1)	25,778	11,562	10,456	3,760	—
Long-term debt	104,400	—	—	—	104,400
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	207,630	41,137	49,333	34,594	82,566
Total contractual cash obligations	$406,705	$68,057	$84,696	$53,991	$199,961
____________________________________

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Seasonality, Inflation and Quarterly Fluctuations
Our quarterly earnings are impacted by the seasonal nature of our medical claims costs and payroll taxes. Typically, medical claims costs tend to increase throughout the year with the fourth quarter being the period with the highest costs, which has a negative impact on our fourth quarter earnings. This trend is primarily the result of many worksite employees’ medical plan deductibles being fully met by the fourth quarter, which increases our liability with respect to those claims. We have also experienced variability on a quarterly basis in medical claims costs based on the unpredictable nature of large claims. Payroll taxes and associated billings are computed based on an employee’s annual taxable wage base. The annual payroll tax wage bases are frequently met in the first two quarters of each year depending on the employee’s compensation levels. As a result, the gross profit contribution from payroll taxes is typically higher in the first two quarters and declines in the latter half of each year. These historical trends may change and other seasonal trends may develop in the future. For further information related to our health insurance costs, please read “—Critical Accounting Policies and Estimates—Benefits Costs.”
We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our credit facility bear interest at a variable market rate. As of December 31, 2017, we had outstanding letters of credit and borrowings totaling $105.4 million under the credit facility. Please read Note 7 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
ITEM 9A.  CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2017 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
3.4
Certificate of Elimination with respect to Series A Junior Participating Preferred Stock dated November 17, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 17, 2017).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
10.1†
Insperity, Inc. 2001 Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 18, 2009 (No. 1-13998)).

10.2†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.3†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.4†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.5†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.6†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.7†	Form of New Hire Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.8†	Form of Named Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.9†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.10†	Form of Employee Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.11†
Form of Executive Officer Restricted Stock Award Agreement for awards granted on or after March 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).

10.12†
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

10.14†
Form of Restricted Stock Award Agreement for awards granted to other employees on or after March 29, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2016).

10.15†
Form of Restricted Stock Award Agreement for awards granted to executive officers on or after November 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.16†
Form of Restricted Stock Award Agreement for awards granted to certain senior personnel on or after November 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.17†
Form of Restricted Stock Award Agreement for awards granted to other employees on or after November 10, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.18†
Form of Employee Award Notice and Agreement under LTIP granted on or after November 10, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.19†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.20†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.21†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.22†	Board of Directors Compensation Arrangements (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005).
10.23†	Directors Compensation Plan (as amended and restated April 1, 2017) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017).
10.24	Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.25	Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.26	First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.27	Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.28	Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.29	Insperity, Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2017).
10.30	Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.31(+)
Minimum Premium Financial Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.32(+)
Minimum Premium Administrative Services Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.33(+)
Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.34(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.35(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.36(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.37(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2008, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.38(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.39(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.40(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.41(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.42(+)
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.43(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2016, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2016).

10.44	Credit Agreement dated September 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2011).
10.45	Amendment No. 1 to the Credit Agreement dated December 7, 2012 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2012).
10.46	Amendment No. 2 to the Credit Agreement dated December 1, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2014).
10.47	Amendment No. 3 to the Credit Agreement dated February 6, 2015 (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K for the year ended December 31, 2014).
10.48	Amendment No. 4 to the Credit Agreement dated March 14, 2016 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2016).
10.49	Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
21.1*	Subsidiaries of Insperity, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document(1).
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished with this report.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.
____________________________________

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) the Consolidated Balance Sheets at December 31, 2017 and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; and (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

ITEM 16.  FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 12, 2018.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 12, 2018:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Richard G. Rawson	President and Director
Richard G. Rawson

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Timothy Clifford

*	Director
Carol R. Kaufman

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Norman R. Sorensen

/s/ Austin P. Young	Director
Austin P. Young

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

INSPERITY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.

Houston, Texas
February 12, 2018

MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 12, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas
February 12, 2018

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS

	December 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$354,260	$286,034
Restricted cash	41,137	42,637
Marketable securities	1,960	1,851
Accounts receivable, net:
Trade	12,292	13,107
Unbilled	318,431	254,999
Other	3,258	2,178
Prepaid insurance	10,782	15,041
Other current assets	26,991	19,526
Income taxes receivable	9,824	4,949
Total current assets	778,935	640,322

Property and equipment:
Land	6,215	5,214
Buildings and improvements	95,615	90,151
Computer hardware and software	105,060	97,311
Software development costs	60,568	51,956
Furniture, fixtures and other	42,891	38,483
	310,349	283,115
Accumulated depreciation and amortization	(214,690)	(202,854)
Total property and equipment, net	95,659	80,261

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	5,300	4,700
Deposits – workers’ compensation	154,215	143,938
Goodwill and other intangible assets, net	12,762	13,088
Deferred income taxes, net	4,283	14,025
Other assets	3,541	1,840
Total other assets	189,101	186,591
Total assets	$1,063,695	$907,174

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2017	December 31, 2016
Current liabilities:
Accounts payable	$6,447	$4,189
Payroll taxes and other payroll deductions payable	303,247	247,766
Accrued worksite employee payroll cost	267,402	215,214
Accrued health insurance costs	26,075	26,360
Accrued workers’ compensation costs	42,974	44,231
Accrued corporate payroll and commissions	52,595	40,761
Other accrued liabilities	27,741	22,437
Total current liabilities	726,481	600,958

Noncurrent liabilities:
Accrued workers’ compensation costs	166,493	141,291
Long-term debt	104,400	104,400
Total noncurrent liabilities	270,893	245,691

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share:
Shares authorized – 20,000
Shares issued and outstanding – none	—	—
Common stock, par value $0.01 per share:
Shares authorized – 60,000
Shares issued – 55,489 at December 31, 2017 and 2016	555	555
Additional paid-in capital	25,337	8,962
Treasury stock, at cost – 14,009 and 13,438 at December 31, 2017 and 2016, respectively	(256,363)	(227,152)
Accumulated other comprehensive income, net of tax	(5)	(3)
Retained earnings	296,797	278,163
Total stockholders’ equity	66,321	60,525
Total liabilities and stockholders’ equity	$1,063,695	$907,174

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues (gross billings of $20.174 billion, $17.933 billion, and $15.806 billion, less worksite employee payroll cost of $16.874 billion, $14.992 billion, and $13.202 billion, respectively)	$3,300,223	$2,941,347	$2,603,614
Direct costs:
Payroll taxes, benefits and workers’ compensation costs	2,727,492	2,449,737	2,165,747
Gross profit	572,731	491,610	437,867

Operating expenses:
Salaries, wages and payroll taxes	259,531	229,589	211,060
Stock-based compensation	24,345	16,643	13,345
Commissions	22,773	19,288	18,479
Advertising	16,686	16,447	15,980
General and administrative expenses	101,273	86,693	84,259
Impairment charges and other	—	—	10,480
Depreciation and amortization	18,182	16,644	18,565
	442,790	385,304	372,168
Operating income	129,941	106,306	65,699

Other income (expense):
Interest income	3,413	1,267	379
Interest expense	(3,213)	(2,396)	(459)

Income before income tax expense	130,141	105,177	65,619

Income tax expense	45,739	39,186	26,229

Net income	$84,402	$65,991	$39,390

Less distributed and undistributed earnings allocated to participating securities	(1,517)	(1,496)	(981)

Net income allocated to common shares	$82,885	$64,495	$38,409

Basic net income per share of common stock	$2.02	$1.55	$0.79

Diluted net income per share of common stock	$2.01	$1.54	$0.79

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2017	2016	2015

Net income	$84,402	$65,991	$39,390

Other comprehensive income:

Unrealized loss on available-for-sale securities, net of tax	(2)	(3)	(3)

Comprehensive income	$84,400	$65,988	$39,387

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2014	61,517	$617	$137,460	$(148,465)	$3	$214,481	$204,096
Purchase of treasury stock, at cost	—	—	—	(67,113)	—	—	(67,113)
Exercise of stock options	—	—	(3)	377	—	—	374
Income tax benefit from stock-based compensation, net	—	—	2,216	—	—	—	2,216
Stock-based compensation expense	—	—	4,239	9,053	—	53	13,345
Other	—	—	480	823	—	—	1,303
Dividends paid	—	—	—	—	—	(21,153)	(21,153)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	39,390	39,390
Balance at December 31, 2015	61,517	$617	$144,392	$(205,325)	$—	$232,771	$172,455
Purchase of treasury stock, at cost	—	—	—	(31,669)	—	—	(31,669)
Repurchase of common stock	(6,028)	(62)	(144,201)	—	—	—	(144,263)
Exercise of stock options	—	—	(27)	625	—	—	598
Stock-based compensation expense	—	—	8,156	8,487	—	—	16,643
Other	—	—	642	730	—	—	1,372
Dividends paid	—	—	—	—	—	(20,599)	(20,599)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	65,991	65,991
Balance at December 31, 2016	55,489	$555	$8,962	$(227,152)	$(3)	$278,163	$60,525
Purchase of treasury stock, at cost	—	—	—	(38,735)	—	—	(38,735)
Stock-based compensation expense	—	—	15,508	8,837	—	—	24,345
Other	—	—	867	687	—	—	1,554
Dividends paid	—	—	—	—	—	(65,768)	(65,768)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	84,402	84,402
Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$(5)	$296,797	$66,321
See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$84,402	$65,991	$39,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,182	16,644	18,565
Impairment charges and other	—	—	10,480
Amortization of marketable securities	80	90	836
Stock-based compensation	24,345	16,643	13,345
Deferred income taxes	9,742	2,951	(14,733)
Changes in operating assets and liabilities:
Restricted cash	1,500	(5,219)	6,622
Accounts receivable	(63,697)	(69,619)	(25,549)
Prepaid insurance	4,259	(7,624)	13,884
Other current assets	(7,465)	(2,391)	514
Other assets	(12,773)	(8,941)	(22,069)
Accounts payable	2,258	(1,192)	707
Payroll taxes and other payroll deductions payable	55,481	42,373	29,052
Accrued worksite employee payroll expense	52,188	53,297	(30,479)
Accrued health insurance costs	(285)	12,717	(4,686)
Accrued workers’ compensation costs	23,945	21,723	26,159
Accrued corporate payroll, commissions and other accrued liabilities	17,138	3,150	4,105
Income taxes payable/receivable	(4,875)	(7,920)	(1,060)
Total adjustments	120,023	66,682	25,693
Net cash provided by operating activities	204,425	132,673	65,083
Cash flows from investing activities:
Marketable securities:
Purchases	(1,752)	(1,049)	(10,558)
Proceeds from maturities	1,561	1,715	10,593
Proceeds from dispositions	—	7,268	17,869
Property and equipment:
Purchases	(33,337)	(33,994)	(17,844)
Proceeds from sale of aircraft	—	—	12,159
Proceeds from dispositions	278	43	153
Net cash provided by (used in) investing activities	(33,250)	(26,017)	12,372

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Purchase of treasury stock	$(38,735)	$(31,669)	$(67,113)
Repurchase of common stock	—	(144,263)	—
Dividends paid	(65,768)	(20,599)	(21,153)
Borrowings under long-term debt agreement	—	124,400	—
Principal repayments	—	(20,000)	—
Proceeds from the exercise of stock options	—	598	374
Income tax benefit from stock-based compensation	—	—	2,216
Other	1,554	1,373	1,303
Net cash used in financing activities	(102,949)	(90,160)	(84,373)

Net increase (decrease) in cash and cash equivalents	68,226	16,496	(6,918)
Cash and cash equivalents at beginning of year	286,034	269,538	276,456
Cash and cash equivalents at end of year	$354,260	$286,034	$269,538

Supplemental disclosures of cash flow information:
Income taxes, net	$40,872	$44,148	$39,806
Interest expense	$3,213	$2,396	$459

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services, along with our cloud-based human capital management platform, Insperity PremierTM.
In addition to our PEO HR Outsourcing solutions, we offer a number of other business performance solutions, including Human Capital Management, Payroll Services, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management Services, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products and services are offered separately, along with our PEO HR Outsourcing solutions or as a bundle, such as our Workforce AdministrationTM solution that provides a comprehensive human capital management and payroll services solution.
We provide our PEO HR Outsourcing solutions by entering into a co-employment relationship with our clients, under which Insperity and its clients each take responsibility for certain portions of the employer-employee relationship. Insperity and its clients designate each party’s responsibilities through its Client Service Agreement (“CSA”), under which Insperity becomes an employer of the employees who work at the client’s location (“worksite employees”) for most administrative and regulatory purposes.
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
We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2017 and 2016, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
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

Software development costs relate primarily to software coding, system interfaces and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $4.1 million, $3.0 million and $3.3 million in amortization of capitalized computer software costs in 2017, 2016 and 2015, respectively. Unamortized software development costs were $14.9 million and $10.4 million in 2017 and 2016, respectively.
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
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2017, 2016 or 2015.
At December 31, 2017 and 2016, we had an aggregate carrying amount of goodwill acquired of $21.2 million, which has been reduced by cumulative impairment charges of $8.5 million. Accordingly our goodwill balance at December 31, 2017 and 2016 was $12.7 million.
Our purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, ranging from three to 10 years. Intangible assets with finite useful lives are evaluated for impairment on an annual basis or when there is an indication that the carrying amount may not be recoverable. Based on the results of our analysis, no impairment loss was recognized in 2017, 2016 or 2015.
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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.1 million as of December 31, 2017, and is reported as a long-term asset. As of December 31, 2017, Plan Costs were less than the net premiums paid and owed to United by $12.1 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $3.1 million difference is included in prepaid health insurance costs, a current asset, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at December 31, 2017, were $21.9 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in 2017 included a reduction of $1.2 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2017 and 2016, we reduced accrued workers’ compensation costs by $16.3 million and $10.9 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 1.6% in 2017 and 1.1% in 2016) are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year ended December 31,
	2017	2016
	(in thousands)
Beginning balance	$183,928	$162,184
Accrued claims	68,194	65,069
Present value discount	(4,308)	(2,628)
Paid claims	(40,184)	(40,697)
Ending balance	$207,630	$183,928

Current portion of accrued claims	$41,137	$42,637
Long-term portion of accrued claims	166,493	141,291
	$207,630	$183,928
The current portion of accrued workers’ compensation costs at December 31, 2017 and 2016 includes $1.8 million and $1.6 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $219.9 million as of December 31, 2017 and $194.2 million as of December 31, 2016.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2017, we received $22.7 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2017, we had restricted cash of $41.1 million and deposits of $154.2 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2017, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
We generally make annual grants of restricted and unrestricted stock under our stock-based incentive compensation plan to our non-employee directors, officers and other management. Restricted stock grants to officers and other management generally vest over a period of three years from the date of grant. Commencing in 2017, restricted stock grants issued to non-employee directors upon their initial appointment to the board are 100% vested on the grant date. Annual stock grants issued to non-employee directors are 100% vested on the grant date. Shares of restricted stock are based on fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the vesting period.
In 2015, we adopted the Insperity Long-Term Incentive Program (the “LTIP”). The LTIP provides for performance based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. Each performance unit represents the right to receive one common share at a future date based on our performance against certain targets. Performance units have a vesting schedule of three years for performance based awards. Commencing in 2016, a portion of the LTIP grant to employees was considered a market-based performance award that vests at the end of a three-year period assuming continued employment and achievement of market-based performance goals. The fair value of each performance unit is the market price of our common stock on the date of grant. The fair value of each market-based performance unit was determined through use of the Monte Carlo simulation method. The compensation expense for such awards is recognized on a straight line basis over the vesting term. Over the performance period the number of shares expected to be issued is adjusted upward or downward based on the probability of achievement of the performance target.
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2017 and 2016, and 50% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2015. Matching contributions under the Corporate Plan are immediately vested. During 2017, 2016 and 2015, we made matching contributions on behalf of corporate employees to the Corporate Plan of $8.7 million, $8.0 million and $3.4 million, respectively, and is included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.
Under our separate 401(k) retirement plan for worksite employees (the “Worksite Employee Plan”), the match percentage for worksite employees ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2017, 2016 and 2015, we made matching contributions on behalf of worksite employees to the Worksite Employee Plan of $129.0 million, $108.3 million and $95.3 million, respectively.
Advertising
We expense all advertising costs as incurred.
Income Taxes
We use the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law. The 2017 Tax Reform Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018. Please read Note 8, “Income Taxes,” for additional information.

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2017 presentation.
New Accounting Pronouncements
We believe that we have implemented the accounting pronouncements with a material impact on our financial statements.
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU eliminates the requirement to calculate the implied fair value of goodwill (formerly, Step 2) to measure a goodwill impairment charge. Instead, companies are required to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (formerly, Step 1). The guidance is effective for goodwill impairment tests in fiscal years beginning after December 16, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Companies should apply this ASU on a prospective basis. We adopted ASU No. 2017-04 on January 1, 2017.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. We are currently reviewing the guidance and assessing the impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU No. 2014-09. We plan to adopt ASU No. 2014-09 effective January 1, 2018 using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. While our technical analysis is ongoing, we expect our revenue recognition policies to remain substantially unchanged as a result of adopting ASU No. 2014-09. Additionally, we do not anticipate any significant changes in our business processes or systems.

2.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2017	2016
	(in thousands)
Overnight holdings:
Money market funds (cash equivalents)	$338,112	$255,091
Investment holdings:
Money market funds (cash equivalents)	22,634	28,231
Marketable securities	1,960	1,851
	362,706	285,173
Cash held in demand accounts	26,700	25,758
Outstanding checks	(33,186)	(23,046)
Total cash, cash equivalents and marketable securities	$356,220	$287,885

Cash and cash equivalents	$354,260	$286,034
Marketable securities	1,960	1,851
Total cash, cash equivalents and marketable securities	$356,220	$287,885

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash balance as of December 31, 2017 and December 31, 2016, are $271.5 million and $221.7 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $23.6 million and $21.3 million, respectively, in client prepayments.

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
Fair Value of Instruments Measured and Recognized at Fair Value
The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
		(in thousands)
	December 31, 2017	Level 1	Level 2	Level 3
Money market funds	$360,746	$360,746	$—	$—
Municipal bonds	1,960	—	1,960	—
Total	$362,706	$360,746	$1,960	$—

	Fair Value Measurements
		(in thousands)
	December 31, 2016	Level 1	Level 2	Level 3
Money market funds	$283,322	$283,322	$—	$—
Municipal bonds	1,851	—	1,851	—
Total	$285,173	$283,322	$1,851	$—
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
The following is a summary of our available-for-sale marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
December 31, 2017
Municipal bonds	$1,965	$—	$(5)	$1,960

December 31, 2016
Municipal bonds	$1,854	$—	$(3)	$1,851

As of December 31, 2017, the contractual maturities of our marketable securities were as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Less than one year	$1,860	$1,856
One to five years	105	104
Total	$1,965	$1,960
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
At December 31, 2017, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 7, "Long-Term Debt," for additional information.

4.	Accounts Receivable
Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $0.6 million and $0.7 million as of December 31, 2017 and 2016, respectively. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
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

	December 31,
	2017	2016
	(in thousands)
Accrued worksite employee payroll cost	$267,402	$215,214
Unbilled revenues	74,632	61,041
Customer prepayments	(23,603)	(21,256)
Unbilled accounts receivable	$318,431	$254,999

5.	Deposits
The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.
As of December 31, 2017, we had $5.3 million in health insurance long-term deposits. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs.
As of December 31, 2017, we had $154.2 million in workers’ compensation long-term deposits. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for workers’ compensation costs.

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

7.	Long-Term Debt
We have a revolving credit facility which is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. In February 2018, the revolving credit facility was increased from $200 million to $350 million and the expiration date was extended from February 2020 to February 2023 (the “Facility”). Borrowings may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In January 2016, we had net borrowings of $104.4 million to fund a portion of the purchase price of our modified Dutch auction tender offer. In addition, as of December 31, 2017, we had an outstanding $1.0 million letter of credit issued under the Facility. As of December 31, 2017, our outstanding balance on the Facility was $104.4 million.
The Facility matures on February 6, 2020. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 1.50% to 2.25% and (ii) in the case of alternate base rate loans, from 0.00% to 0.5%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate during 2017 was 2.99%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. In November 2017 and December 2014, the Credit Agreement was amended to modify the interest coverage ratio covenant to exclude the impact of special dividends paid of $41.7 million and $50.7 million, respectively. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2017.

8.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law. The 2017 Tax Reform Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018. As a result, we remeasured our deferred tax assets at the new lower corporate income tax rate and recorded a non-cash tax charge of $2.5 million in 2017. Although the $2.5 million non-cash tax charge represents what we believe is a reasonable estimate of the impact of the income tax effect of the 2017 Tax Reform Act on our financial statements as of December 31, 2017, it should be considered provisional. After we finalize certain tax positions when we file our 2017 US tax return, we will be able to conclude whether any further adjustments are required to our net deferred tax asset balance of $4.3 million as of December 31, 2017. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the reporting period the adjustments are made, which will be no later than the fourth quarter of 2018.

Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax liabilities:
Prepaid assets	$(3,957)	$(7,133)
Depreciation	(2,021)	(936)
Software development costs	(3,732)	(3,960)
Total deferred tax liabilities	(9,710)	(12,029)

Deferred tax assets:
Accrued incentive compensation	3,510	8,590
Net operating loss carryforward	774	1,300
Workers’ compensation accruals	4,586	7,891
Accrued rent	676	1,092
Stock-based compensation	4,233	6,217
Intangibles	4	618
Minority investment impairment	667	1,021
Other	212	349
Total deferred tax assets	14,662	27,078
Valuation allowance	(669)	(1,024)
Total net deferred tax assets	13,993	26,054

Net deferred tax assets	$4,283	$14,025
The components of income tax expense are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current income tax expense:
Federal	$30,009	$31,045	$35,221
State	5,988	5,190	5,741
Total current income tax expense	35,997	36,235	40,962
Deferred income tax (benefit) expense:
Federal	9,549	2,641	(13,632)
State	193	310	(1,101)
Total deferred income tax (benefit) expense	9,742	2,951	(14,733)
Total income tax expense	$45,739	$39,186	$26,229
In the first quarter of 2016, we prospectively adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting for calendar year 2016. We recognized an income tax benefit of $6.8 million, or $0.16 per diluted share in 2017 and $1.5 million, or $0.04 per diluted in 2016 related to excess tax benefits from the vesting of restricted stock awards and non-qualified stock options. Prior to the adoption of this pronouncement we recognized excess tax benefit as an increase in additional paid in capital of $2.2 million in 2015. Prior periods have not been adjusted, consistent with the provisions of the ASU.

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Expected income tax expense at 35%	$45,549	$36,812	$22,967
State income taxes, net of federal benefit	4,085	3,684	2,696
Nondeductible expenses	2,649	1,669	1,669
Section 199 benefits	(875)	(686)	(627)
Equity compensation	(6,218)	(1,338)	—
Research and development credit	(634)	(751)	(530)
Disaster employee retention credit	(669)	—	—
Enactment of the 2017 Tax Reform Act	2,559	—	—
Other, net	(707)	(204)	54
Reported total income tax expense	$45,739	$39,186	$26,229
At December 31, 2017, we have net operating loss carryforwards totaling approximately $3.1 million that expire from 2023 to 2030 related to an acquisition that occurred in 2010.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2014 through 2016 remain open to examination by the Internal Revenue Service of the United States. The tax years 2013 through 2016 remain open to examination by various state tax authorities.

9.	Stockholders’ Equity
Two-for-One Stock Split
On December 18, 2017, we effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts presented in these financial statements have been retroactively restated to reflect this change in our capital structure.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. During 2016, we repurchased 776,126 shares under the Repurchase Program and 202,670 shares were withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards. In 2017, the Board authorized an increase of one million shares that may be repurchased under the Repurchase Program. We repurchased 594,974 shares under the Repurchase Program during 2017. In addition, 305,828 shares were withheld during 2017 to satisfy minimum tax withholding obligations for the vesting of restricted stock awards, which are not subject to the Repurchase Program. At December 31, 2017, we were authorized to repurchase an additional 2,677,564 shares under the Repurchase Program. Shares repurchased under the Repurchase Program are recorded in treasury.
Withheld Shares
During 2017, 305,828 shares were withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards. Shares withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards are recorded in treasury.

Tender Offer for Common Stock
In December 2015, we commenced a modified Dutch auction tender offer to purchase up to $125 million in value of our common stock at a price not less than $21.75 per share and not more than $25.00 per share. In January 2016, we exercised our right to increase the size of the tender offer by up to 2.0% of our outstanding common stock. The tender offer period expired on January 7, 2016 and on January 13, 2016, we purchased 6,027,062 shares of our common stock at a per share price of $23.75 and an aggregate price of $143.1 million, excluding $1.1 million of transaction costs. The shares were immediately canceled and retired.
The tender offer was funded through borrowings of $104.4 million under the Facility and the remainder with cash on hand.
Dividends
The Board declared quarterly dividends in 2017 and 2016 as follows:

	2017		2016
	(amounts per share)
First quarter	$0.125		$0.110
Second quarter	0.150		0.125
Third quarter	0.150		0.125
Fourth quarter	1.150	(1)	0.125
__________________________________

(1)	Includes a $1.00 per share special dividend.
During 2017 and 2016, we paid a total of $65.8 million and $20.6 million, respectively in dividends. The dividends paid in 2017 includes a special dividend of $41.7 million.
Preferred Stock
At December 31, 2017, 20 million shares of preferred stock were authorized. The Series A Junior Participating Preferred Stock that was previously reserved for issuance under our Share Purchase Rights Plan expired on November 13, 2017.

10.	Incentive Plans
The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries. The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. At December 31, 2017, 2,881,839 shares of common stock were available for future grants under the 2012 Incentive Plan. The 2001 Incentive Plan only has outstanding nonqualified stock options. The 2012 Incentive Plan permits stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purpose of the Incentive Plan generally is to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.
On March 30, 2015, we adopted the Insperity, Inc. Long-Term Incentive Program (“LTIP”) under the Insperity, Inc. 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2015, 2016 and 2017.
We recognized $24.3 million, $16.6 million and $13.3 million of compensation expense associated with the restricted stock and the LTIP awards in 2017, 2016 and 2015, respectively. Included in 2017, is $2.3 million of stock-based compensation associated with the acceleration of restricted stock awards from the first quarter of 2018 to December 2017 in order to maximize our tax deduction, which would have been limited under the 2017 Tax Reform Act. We recognized $15.4 million, $7.7 million and $5.3 million of tax benefits associated with stock-based compensation in 2017, 2016 and 2015, respectively.
Stock Option Awards
The following is a summary of stock option award activity for 2017:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding - December 31, 2016	16	$15.30
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding - December 31, 2017	16	$15.30	3.5	$657
Exercisable - December 31, 2017	16	$15.30	3.5	$657
The intrinsic value of options exercised during the year was $0.8 million in 2016 and $0.3 million in 2015.
Restricted Stock Awards
Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, three to five years for our shares currently outstanding. The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 was $46.0 million, $16.2 million and $18.6 million, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015 was $42.15, $26.33 and $25.77, respectively. As of December 31, 2017, unrecognized compensation expense associated with the unvested shares outstanding was $12.1 million and is expected to be recognized over a weighted average period of 20 months.
The following is a summary of restricted stock award activity for 2017:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested - December 31, 2016	1,006	$23.09
Granted	323	42.15
Vested	(952)	24.87
Canceled/Forfeited	(34)	31.24
Non-vested - December 31, 2017	343	$35.29

Long-Term Incentive Program Awards
Each performance unit represents the right to receive one common share at a future date based on our performance against specified targets. A performance unit may be comprised of either a performance based award or a market-based award. For performance based awards, performance units have a vesting schedule of three years and the fair value is the market price of one common share on the date of grant. For market-based awards, performance units vest at the end of a three-year period assuming continued employment and achievement of market-based performance goals. The fair value of each market-based performance unit was determined through the use of the Monte Carlo simulation method. The compensation expense for the LTIP awards is recognized on a straight-line basis over the vesting terms. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets.
The following is a summary of LTIP award activity for 2017:

	Number of Performance Units at Target	Weighted Average Grant Date Fair Value	Maximum Shares Eligible to Receive
	(in thousands)		(in thousands)
Unvested at December 31, 2016	463	$28.02	844
Granted	195	41.55	332
Vested	—	—	—
Canceled	—	—	—
Unvested at December 31, 2017	658	$32.03	1,176

Expected to vest	926
As of December 31, 2017, we estimate that approximately 358,000, 317,000 and 251,000 shares will vest with $0.5 million, $3.3 million and $7.6 million in unamortized compensation expense related to the 2015, 2016 and 2017 grants, respectively.
Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 38,000, 34,000 and 48,000 shares were issued from treasury under the ESPP during fiscal years 2017, 2016 and 2015, respectively.

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$84,402	$65,991	$39,390
Less distributed and undistributed earnings allocated to participating securities	(1,517)	(1,496)	(981)
Net income allocated to common shares	$82,885	$64,495	$38,409

Weighted average common shares outstanding	41,067	41,668	48,616
Incremental shares from assumed conversions of common stock options and LTIP awards	204	94	14
Adjusted weighted average common shares outstanding	41,271	41,762	48,630

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	—	—

12.	Leases
We lease various office facilities, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $15.4 million, $15.0 million and $13.6 million in 2017, 2016 and 2015, respectively. At December 31, 2017, future minimum rental payments under noncancelable operating leases are as follows:

Operating Leases
(in thousands)
2018	$15,358
2019	13,849
2020	11,058
2021	8,401
2022	7,236
Thereafter	12,995
Total minimum lease payments	$68,897

13.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of, construction contract for the new facility, advertising commitments and service contracts. At December 31, 2017, future purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2018	$11,562
2019	5,976
2020	4,480
2021	2,430
2022	1,330
Total obligations	$25,778

Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and the third-party discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges that Insperity’s third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The parties filed a stipulation concerning class certification that defined the class as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” In November 2017, the court approved the class certification stipulation. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.
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

14.	Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	Sept. 30	Dec. 31
	(in thousands, except per share amounts)
2017
Revenues	$882,664	$795,552	$795,513	$826,494
Gross profit	159,346	130,553	139,966	142,866
Operating income	53,492	22,938	29,799	23,712
Net income	35,628	14,018	19,202	15,554
Basic net income per share(1)	0.85	0.34	0.46	0.36
Diluted net income per share(1)	0.85	0.33	0.46	0.36

2016
Revenues	$802,408	$707,332	$702,538	$729,069
Gross profit	150,016	113,259	117,796	110,539
Operating income	53,043	16,023	22,773	14,467
Net income	32,693	9,713	14,065	9,520
Basic net income per share(1)	0.77	0.23	0.33	0.23
Diluted net income per share(1)	0.77	0.23	0.33	0.23
____________________________________

(1)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.