Form 10-Q
period 2018-03-31
INSPERITY, INC.
filed 2018-04-30
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.
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
Yes ☐ No ☒

As of April 23, 2018, 42,006,133 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$354,641	$354,260
Restricted cash	41,137	41,137
Marketable securities	1,928	1,960
Accounts receivable, net:
Trade	3,923	12,292
Unbilled	329,672	318,431
Other	2,953	3,258
Prepaid insurance	35,679	10,782
Other current assets	28,385	26,991
Income taxes receivable	2,695	9,824
Total current assets	801,013	778,935

Property and equipment:
Land	6,215	6,215
Buildings and improvements	96,972	95,615
Computer hardware and software	106,847	105,060
Software development costs	62,385	60,568
Furniture, fixtures and other	43,393	42,891
	315,812	310,349
Accumulated depreciation and amortization	(218,752)	(214,690)
Total property and equipment, net	97,060	95,659

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	5,300	5,300
Deposits – workers’ compensation	160,840	154,215
Goodwill and other intangible assets, net	12,741	12,762
Deferred income taxes, net	—	4,283
Other assets	5,513	3,541
Total other assets	193,394	189,101
Total assets	$1,091,467	$1,063,695

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2018	December 31, 2017
	(Unaudited)
Current liabilities:
Accounts payable	$5,517	$6,447
Payroll taxes and other payroll deductions payable	276,573	303,247
Accrued worksite employee payroll cost	281,474	267,402
Accrued health insurance costs	46,795	26,075
Accrued workers’ compensation costs	43,788	42,974
Accrued corporate payroll and commissions	27,785	52,595
Other accrued liabilities	27,697	27,741
Total current liabilities	709,629	726,481

Noncurrent liabilities:
Accrued workers’ compensation costs	171,773	166,493
Long-term debt	104,400	104,400
Deferred income taxes, net	2,833	—
Total noncurrent liabilities	279,006	270,893

Commitments and contingencies

Stockholders’ equity:
Common stock	555	555
Additional paid-in capital	22,648	25,337
Treasury stock, at cost	(257,898)	(256,363)
Retained earnings	337,527	296,792
Total stockholders’ equity	102,832	66,321
Total liabilities and stockholders’ equity	$1,091,467	$1,063,695

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues (gross billings of $5.923 billion and $5.016 billion, less worksite employee payroll cost of $4.909 billion and $4.133 billion, respectively)	$1,014,372	$882,664

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	814,652	723,318

Gross profit	199,720	159,346

Operating expenses:
Salaries, wages and payroll taxes	87,186	62,457
Stock-based compensation	3,135	4,503
Commissions	6,066	4,476
Advertising	3,565	3,972
General and administrative expenses	29,852	26,192
Depreciation and amortization	5,213	4,254
	135,017	105,854
Operating income	64,703	53,492

Other income (expense):
Interest income	1,456	465
Interest expense	(1,070)	(623)
Income before income tax expense	65,089	53,334
Income tax expense	15,098	17,706
Net income	$49,991	$35,628

Less distributed and undistributed earnings allocated to participating securities	(585)	(781)

Net income allocated to common shares	$49,406	$34,847

Basic net income per share of common stock	$1.20	$0.85

Diluted net income per share of common stock	$1.18	$0.85

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2018
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
	Shares	Amount

Balance at December 31, 2017	55,488	$555	$25,337	$(256,363)	$296,792	$66,321
Purchase of treasury stock, at cost	—	—	—	(8,565)	—	(8,565)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	(855)	—
Stock-based compensation expense	—	—	2,840	295	—	3,135
Other	—	—	235	116	—	351
Dividends paid	—	—	—	—	(8,402)	(8,402)
Unrealized gain on marketable securities, net of tax	—	—	—	—	1	1
Net income	—	—	—	—	49,991	49,991
Balance at March 31, 2018	55,488	$555	$22,648	$(257,898)	$337,527	$102,832

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$49,991	$35,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,213	4,254
Amortization of marketable securities	20	19
Stock-based compensation	3,135	4,503
Deferred income taxes	7,116	3,728
Changes in operating assets and liabilities:
Accounts receivable	(2,567)	6,149
Prepaid insurance	(24,897)	(56)
Other current assets	(1,402)	(3,543)
Other assets	(8,597)	(7,641)
Accounts payable	(930)	353
Payroll taxes and other payroll deductions payable	(26,674)	2,081
Accrued worksite employee payroll expense	14,072	1,974
Accrued health insurance costs	20,720	(2,317)
Accrued workers’ compensation costs	6,094	5,555
Accrued corporate payroll, commissions and other accrued liabilities	(24,854)	(20,822)
Income taxes payable/receivable	7,129	13,617
Total adjustments	(26,422)	7,854
Net cash provided by operating activities	23,569	43,482

Cash flows from investing activities:
Marketable securities:
Purchases	(512)	(711)
Proceeds from maturities	525	704
Property and equipment:
Purchases	(6,585)	(11,567)
Net cash used in investing activities	(6,572)	(11,574)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Purchase of treasury stock	$(8,565)	$(9,317)
Dividends paid	(8,402)	(5,272)
Other	351	318
Net cash used in financing activities	(16,616)	(14,271)

Net increase in cash, cash equivalents and restricted cash	381	17,637
Cash, cash equivalents and restricted cash at beginning of period	395,397	328,671
Cash, cash equivalents and restricted cash at end of period	$395,778	$346,308

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, the Insperity PremierTM.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2017. Our Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Consolidated Balance Sheet at March 31, 2018 and our Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017, and our Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2018, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2018 presentation.

The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies

Health Insurance Costs

We provide group health insurance coverage to our worksite employees in our PEO HR Outsourcing solutions through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Tufts, all of which provide fully insured policies or service contracts.

The policy with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (i) the level of claims processed during the quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.1 million as of March 31, 2018, and is reported as a long-term asset. As of March 31, 2018, Plan Costs were less than the net premiums paid and owed to United by $32.0 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $23.0 million difference is included in prepaid health insurance, a current asset, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2018 were $42.1 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2018 included a reduction of $3.8 million for changes in estimated run-off related to prior periods.

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

We utilize a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2018 and 2017, we reduced accrued workers’ compensation costs by $5.7 million and $3.9 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2018 period was 2.5% and in the 2017 period was 1.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Beginning balance, January 1,	$207,630	$183,928
Accrued claims	16,903	16,772
Present value discount	(1,692)	(968)
Paid claims	(9,931)	(10,480)
Ending balance	$212,910	$189,252

Current portion of accrued claims	$41,137	$42,458
Long-term portion of accrued claims	171,773	146,794
	$212,910	$189,252

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at March 31, 2018 includes $2.7 million of workers’ compensation administrative fees.

As of March 31, 2018 and 2017, the undiscounted accrued workers’ compensation costs were $226.4 million and $199.9 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Consolidated Balance Sheets. As of March 31, 2018, we had restricted cash of $41.1 million and deposits – workers’ compensation of $160.8 million.

Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.

Recently Adopted Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and superseded most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition policies remained substantially unchanged as a result of adoption ASU No. 2014-09 and we did not have any significant changes in our business processes or systems.

We enter into contracts with our customers for human resources services based on a stated rate and price in the contract. Our contracts generally have a term of 12 months, but are cancellable at any time by either party with 30-days’ notice. Our performance obligations are satisfied as services are rendered each month. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are typically due concurrently with the invoicing of our PEO services. We do not have significant financing components or significant payment terms.

Our revenue is generally recognized ratably over the payroll period as worksite employees perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its worksite employees. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.

Pursuant to the practical expedients, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, clarifying the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning period and ending period total amounts shown on the statement of cash flows. We adopted the new guidance in the first quarter of 2018. The new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows. On the Consolidated Statements of Cash Flows, the total Cash, cash equivalents and restricted cash includes restricted cash of $41.1 million, $41.1 million, $42.5 million and $42.6 million as of March 31, 2018, December 31, 2017, March 31, 2017 and December 31, 2016, respectively, as well as previously reported cash and cash equivalents.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) (“ASU 2018-05”), ASU 2018-05 adds the SEC guidance released on December 22, 2017 regarding the U.S tax reform to the FASB Accounting Standards Codification. At March 31, 2018, we have not made a material adjustment to the provisional tax provision recorded under ASU 2018-05 at December 31, 2017. In addition, we have considered the impact of the statutory changes from the Act in our estimated tax rate for 2018, including reasonable estimates of those provisions effective for the 2018 tax year.

New Accounting Pronouncements

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2018	December 31, 2017
	(in thousands)
Overnight holdings
Money market funds (cash equivalents)	$305,198	$338,112
Investment holdings
Money market funds (cash equivalents)	22,618	22,634
Marketable securities	1,928	1,960
	329,744	362,706
Cash held in demand accounts	41,814	26,700
Outstanding checks	(14,989)	(33,186)
Total cash, cash equivalents and marketable securities	$356,569	$356,220

Cash and cash equivalents	$354,641	$354,260
Marketable securities	1,928	1,960
Total cash, cash equivalents and marketable securities	$356,569	$356,220

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at March 31, 2018 and December 31, 2017 are $254.2 million and $271.5 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $14.9 million and $23.6 million in client prepayments, respectively.

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

Fair Value of Instruments Measured and Recognized at Fair Value

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	March 31, 2018	Level 1	Level 2	Level 3

Money market funds	$327,816	$327,816	$—	$—
Municipal bonds	1,928	—	1,928	—
Total	$329,744	$327,816	$1,928	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2017	Level 1	Level 2	Level 3

Money market funds	$360,746	$360,746	$—	$—
Municipal bonds	1,960	—	1,960	—
Total	$362,706	$360,746	$1,960	$—

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

As of March 31, 2018, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt

We have a revolving credit facility (the “Facility”) with borrowing capacity up to $350 million. The Facility may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At March 31, 2018, our outstanding balance on the Facility was $104.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, providing us with an available borrowing capacity of $244.6 million.

The Facility matures on February 6, 2023. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 1.50% to 2.25% and (ii) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at March 31, 2018 was 3.15%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2018.

6.	Stockholders' Equity

During the first three months of 2018, we repurchased or withheld an aggregate of 131,153 shares of our common stock, as described below.

Two-for-One Stock Split

On December 18, 2017, we effected a two-for-one stock split in the form 100% stock dividend.

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2018, no shares were repurchased under the Repurchase Program. As of March 31, 2018, we were authorized to repurchase an additional 2,677,564 shares under the Repurchase Program.

Withheld Shares

During the three months ended March 31, 2018, we withheld 131,153 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2018	2017
	(amounts per share)

First quarter	$0.20	$0.125

 During the three months ended March 31, 2018 and 2017, we paid dividends totaling $8.4 million and $5.3 million, respectively.

7.	Net Income Per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Net income	$49,991	$35,628
Less distributed and undistributed earnings allocated to participating securities	(585)	(781)
Net income allocated to common shares	$49,406	$34,847

Weighted average common shares outstanding	41,224	41,130
Incremental shares from assumed LTIP awards and conversions of common stock options	493	202
Adjusted weighted average common shares outstanding	41,717	41,332

8.	Commitments and Contingencies

Worksite Employee 401(k) Retirement Plan Class Action Litigation

In December 2015, a class action lawsuit was filed against us and the third-party discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges that Insperity’s third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The parties filed a stipulation concerning class certification that defined the class as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” In November 2017, the court approved the class certification stipulation and denied the plaintiffs’ request for a jury trial. Discovery is substantially complete. A date for the bench trial has not yet been set. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as well as our Consolidated Financial Statements and notes thereto included in this quarterly report on Form 10-Q.

New Accounting Pronouncements

Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – New Accounting Pronouncements," for new accounting pronouncements information.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.

The following table presents certain information related to our results of operations:

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $5.923 billion and $5.016 billion, less worksite employee payroll cost of $4.909 billion and $4.133 billion, respectively)	$1,014,372	$882,664	14.9%
Gross profit	199,720	159,346	25.3%
Operating expenses	135,017	105,854	27.6%
Operating income	64,703	53,492	21.0%
Other income (expense)	386	(158)	344.3%
Net income	49,991	35,628	40.3%
Diluted net income per share of common stock(1)	1.18	0.85	38.8%
Adjusted net income(2)	59,546	38,636	54.1%
Adjusted diluted net income per share of common stock(2)	1.41	0.92	53.3%
Adjusted EBITDA(2)	83,813	62,714	33.6%

Statistical Data:
Average number of worksite employees paid per month	195,683	174,354	12.2%
Revenues per worksite employee per month(3)	$1,728	$1,687	2.4%
Gross profit per worksite employee per month	340	305	11.5%
Operating expenses per worksite employee per month	230	202	13.9%
Operating income per worksite employee per month	110	102	7.8%
Net income per worksite employee per month	85	68	25.0%
 ____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

(2)
Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $10,090 and $9,589 per worksite employee per month, less payroll cost of $8,362 and $7,902 per worksite employee per month, respectively.

Revenues

Our revenues for the three months ended March 31, 2018 increased 14.9% over the 2017 period, primarily due to a 12.2% increase in the average number of worksite employees paid per month and a 2.4%, or $41, increase in revenues per worksite employee per month.

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first three months of 2018, the number of worksite employees paid from new client sales, the net change in existing clients and client retention improved as compared to the first three months of 2017.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	% Change	2018	2017
	(in thousands)			(% of total revenue)

Northeast	$272,363	$236,100	15.4%	27.2%	27.2%
Southeast	115,188	98,806	16.6%	11.5%	11.4%
Central	168,068	142,777	17.7%	16.8%	16.4%
Southwest	232,866	204,107	14.1%	23.3%	23.5%
West	212,619	187,444	13.4%	21.2%	21.5%
	1,001,104	869,234	15.2%	100.0%	100.0%
Other revenue(1)	13,268	13,430	(1.2)%
Total revenue	$1,014,372	$882,664	14.9%
______________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended March 31,
	2018	2017

Texas	21.4%	21.7%
California	16.6%	17.1%
New York	10.5%	10.3%
Other	51.5%	50.9%
Total	100.0%	100.0%

Gross Profit

Gross profit for the first three months of 2018 increased $40.4 million, or 25.3% over the first three months of 2017 to $199.7 million. The net reduction in cost estimates for benefits and workers compensation between the 2018 period and the 2017 period totaled $7.3 million as discussed below. The average gross profit per worksite employee increased 11.5% to $340 per month in the 2018 period from $305 per month in the 2017 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first three months of 2018 increased 2.4% as a result of pricing increases compared to the first three months of 2017. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 0.4% to $1,388 per worksite employee per month in the first three months of 2018 compared to $1,382 in the first three months of 2017. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits decreased $8 per worksite employee per month, or 1.5% on a cost per covered employee basis, compared to the first three months of 2017. Included in 2018 benefits costs is a reduction of $3.8 million, or $6 per worksite employee per month for changes in estimated claims run-off related to prior periods. Benefits costs incurred in the first three months of 2017 reflect an increase in estimated claims run-off related to prior periods of $1.7 million, or $3 per worksite employee per month. The percentage of worksite employees covered under our health insurance plans was 69.7% in the 2018 period compared to 69.5% in the 2017 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs increased 2.1%, but decreased $3 on a per worksite employee per month basis, compared to the first three months of 2017. In the first three months of 2018, we recorded reductions in workers’ compensation costs of $5.7 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. In the first three months of 2017, we recorded reductions in workers’ compensation costs of $3.9 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. Our continued discipline around our client selection, safety and claims management contributed to the reduction in our cost per worksite employee and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.50% in the 2018 period compared to 0.56% in the 2017 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 14.9% due primarily to an 18.8% increase in payroll costs, or $16 per worksite employee per month, compared to the first three months of 2017. Payroll taxes as a percentage of payroll costs were 8.3% in 2018 and 8.6% in 2017.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$87,186	$62,457	39.6%	$149	$119	25.2%
Stock-based compensation	3,135	4,503	(30.4)%	5	9	(44.4)%
Commissions	6,066	4,476	35.5%	10	8	25.0%
Advertising	3,565	3,972	(10.2)%	6	8	(25.0)%
General and administrative expenses	29,852	26,192	14.0%	51	50	2.0%
Depreciation and amortization	5,213	4,254	22.5%	9	8	12.5%
Total operating expenses	$135,017	$105,854	27.6%	$230	$202	13.9%

Operating expenses increased 27.6% to $135.0 million in the first three months of 2018 compared to $105.9 million in the first three months of 2017. Operating expenses per worksite employee per month increased to $230 in the 2018 period from $202 in the 2017 period. Adjusted operating expenses increased 18.8% to $125.7 million in the 2018 period from $105.9 million in the 2017 period. Please read “—Non-GAAP Financial Measures” for additional information. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $24.7 million or 39.6%, or $30 on a per worksite employee per month basis, compared to the 2017 period. This increase was primarily due to a $9.3 million charge related to a one-time tax reform bonus paid to corporate employees, a 10.1% increase in corporate headcount, which includes a 15.4% increase in the number of Business Performance Advisors, and additional incentive compensation expense as a result of stronger operating results.

•
Stock-based compensation decreased $1.4 million or 30.4%, or $4 per worksite employee per month, compared to the 2017 period. This decrease was primarily due to the acceleration of restricted stock awards and associated expense in the fourth quarter of 2017 that were originally scheduled to vest in the first quarter of 2018.

•
Commissions expense increased $1.6 million or 35.5%, or $2 per worksite employee per month, compared to the 2017 period, primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2018.

•
General and administrative expenses increased $3.7 million or 14.0%, or $1 per worksite employee per month, compared to the 2017 period. The increase was primarily due to increased travel and training expenses associated with the increase in Business Performance Advisors.

•	Depreciation and amortization expense increased $1.0 million or 22.5%, or $1 on a per worksite employee per month basis, compared to the 2017 period.

Income Tax Expense

Our effective income tax rate was 23.2% in the 2018 period compared to 33.2% in the 2017 period. As a result of U.S. tax reform enacted in 2017, the U.S. statutory rate decreased from 35% to 21%. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses and vesting of long-term incentive and restricted stock awards. During the first quarter of 2018 and 2017, we recognized an income tax benefit of $3.7 million and $3.3 million, respectively, related to the vesting of long-term incentive and restricted stock awards.

Operating and Net Income

Operating and net income per worksite employee per month was $110 and $85 in the 2018 period, respectively, compared to $102 and $68 in the 2017 period, respectively.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$4,908,984	$4,132,992	18.8%
Less: Bonus payroll cost	830,861	615,258	35.0%
Non-bonus payroll cost	$4,078,123	$3,517,734	15.9%

Payroll cost per worksite employee per month (GAAP)	$8,362	$7,902	5.8%
Less: Bonus payroll cost per worksite employee per month	1,415	1,177	20.2%
Non-bonus payroll cost per worksite employee per month	$6,947	$6,725	3.3%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. We believe adjusted cash, cash equivalents and marketable securities is a useful measure of our available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	March 31, 2018	December 31, 2017
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$356,569	$356,220
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	254,202	271,547
Client prepayments	14,863	23,603
Adjusted cash, cash equivalents and marketable securities	$87,504	$61,070

Adjusted operating expenses represent operating expenses excluding the impact of costs associated with a one-time tax reform bonus paid to corporate employees. Our management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands, except per worksite employee per month data)

Operating expenses (GAAP)	$135,017	$105,854	27.6%
Less:
One-time tax reform bonus	9,306	—	—
Adjusted operating expenses (non-GAAP)	$125,711	$105,854	18.8%

Operating expenses per worksite employee per month (GAAP)	$230	$202	13.9%
Less:
One-time tax reform bonus	16	—	—
Adjusted operating expenses per worksite employee per month (non-GAAP)	$214	$202	5.9%

EBITDA represents net income computed in accordance with GAAP, plus interest expense, income tax expense and depreciation and amortization expense. Adjusted EBITDA represents EBITDA plus non-cash stock-based compensation and costs associated with a one-time tax reform bonus paid to corporate employees. Our management believes EBITDA and adjusted EBITDA are often useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items and Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands, except per worksite employee per month data)

Net income (GAAP)	$49,991	$35,628	40.3%
Income tax expense	15,098	17,706	(14.7)%
Interest expense	1,070	623	71.7%
Depreciation and amortization	5,213	4,254	22.5%
EBITDA	71,372	58,211	22.6%
Stock-based compensation	3,135	4,503	(30.4)%
One-time tax reform bonus	9,306	—	—
Adjusted EBITDA	$83,813	$62,714	33.6%

Net income per worksite employee per month (GAAP)	$85	$68	25.0%
Income tax expense per worksite employee per month	26	34	(23.5)%
Interest expense per worksite employee per month	2	1	100.0%
Depreciation and amortization per worksite employee per month	9	8	12.5%
EBITDA per worksite employee per month	122	111	9.9%
Stock-based compensation per worksite employee per month	5	9	(44.4)%
One-time tax reform bonus per worksite employee per month	16	—	—
Adjusted EBITDA per worksite employee per month	$143	$120	19.2%

Adjusted net income and adjusted diluted net income per share of common stock represent net income and diluted net income per share computed in accordance with GAAP, excluding the impact of non-cash stock-based compensation in both periods and costs associated with a one-time tax reform bonus paid to corporate employees in 2018. Our management believes adjusted net income and adjusted diluted net income per share of common stock are useful measures of our operating performance, as they allow for additional analysis of our operating results separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)

Net income (GAAP)	$49,991	$35,628	40.3%
Non-GAAP adjustments:
Stock-based compensation	3,135	4,503	(30.4)%
One-time tax reform bonus	9,306	—	—
Total non-GAAP adjustments	12,441	4,503	176.3%
Tax effect	(2,886)	(1,495)	93.0%
Adjusted net income	$59,546	$38,636	54.1%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock(1):

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$1.18	$0.85	38.8%
Non-GAAP adjustments:
Stock-based compensation	0.07	0.11	(36.4)%
One-time tax reform bonus	0.22	—	—
Total non-GAAP adjustments	0.29	0.11	163.6%
Tax effect	(0.06)	(0.04)	50.0%
Adjusted diluted net income per share of common stock	$1.41	$0.92	53.3%
 ____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $356.6 million in cash, cash equivalents and marketable securities at March 31, 2018, of which approximately $254.2 million was payable in early April 2018 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $14.9 million were client prepayments that were payable in April 2018. At March 31, 2018, we had working capital of $91.4 million compared to $52.5 million at December 31, 2017. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2018. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $350 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of March 31, 2018, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first three months of 2018 was $23.6 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2018, the last business day of the reporting period was a Friday, client prepayments were $14.9 million and accrued worksite employee payroll was $281.5 million. In the period ended March 31, 2017, the last business day of the reporting period was a Friday, client prepayments were $10.5 million and accrued worksite employee payroll was $217.2 million.

•
Workers’ compensation plan funding – Under our workers’ compensation insurance arrangements, we make monthly payments to the carriers comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). These pre-determined amounts are stipulated in our agreements with the carriers, and are based primarily on anticipated worksite employee payroll levels and workers’ compensation loss rates during the policy year. Changes in payroll levels from those that were anticipated in the arrangements can result in changes in the amount of cash payments, which will impact our reporting of operating cash flows. Our claim funds paid, based upon anticipated worksite employee payroll levels and workers’ compensation loss rates, were $15.9 million in the first three months of 2018 and $16.3 million in the first three months of 2017. However, our estimate of workers’ compensation incurred claims was $15.2 million in the 2018 period and $15.8 million in the 2017 period.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2018, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $32.0 million surplus, $23.0 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at March 31, 2018, were $42.1 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 40.3% to $50.0 million in the three months ended March 31, 2018, compared to $35.6 million in the three months ended March 31, 2017, due to higher gross profit. Please read “Results of Operations – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $6.6 million for the three months ended March 31, 2018, primarily due to property and equipment purchases.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $16.6 million for the three months ended March 31, 2018. We repurchased $8.6 million in stock and paid $8.4 million in dividends during the three months ended March 31, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2018, we had outstanding letters of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt” for additional information.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

Forward-Looking Statements

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: (i) adverse economic conditions; (ii) regulatory and tax developments and possible adverse application of various federal, state and local regulations; (iii) the ability to secure competitive replacement contracts for health insurance and workers’ compensation insurance at expiration of current contracts; (iv) cancellation of client contracts on short notice, or the inability to renew client contracts or attract new clients; (v) vulnerability to regional economic factors because of our geographic market concentration; (vi) increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims; (vii) failure to manage growth of our operations and the effectiveness of our sales and marketing efforts; (viii) the impact of the competitive environment and other developments in the human resources services industry, including the PEO industry, on our growth and/or profitability; (ix) our liability for worksite employee payroll, payroll taxes and benefits costs; (x) our liability for disclosure of sensitive or private information; (xi) our ability to integrate or realize expected returns on our acquisitions; (xii) failure of our information technology systems; (xiii) an adverse final judgment or settlement of claims against Insperity; and (xiv) disruptions to our business resulting from the actions of certain stockholders. These factors are discussed in further detail in our 2017 Annual Report on Form 10-K under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.

Except to the extent otherwise required by federal securities law, we do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended March 31, 2018, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)

01/01/2018 – 01/31/2018	—	$—	—	2,677,564
02/01/2018 – 02/28/2018	208	66.85	—	2,677,564
03/01/2018 – 03/31/2018	130,945	65.30	—	2,677,564
Total	131,153	$65.30	—
 ____________________________________

(1)
During the three months ended March 31, 2018, 131,153 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of long-term incentive and restricted stock awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. As of March 31, 2018, we were authorized to repurchase an additional 2,677,564 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

10.1		Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________
*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017; (ii) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (iii) the Consolidated Statement of Stockholders’ Equity for the three month period ended March 31, 2018; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: April 30, 2018	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)