Form 10-Q
period 2018-06-30
INSPERITY, INC.
filed 2018-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of July 25, 2018, 41,923,815 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$308,711	$354,260
Restricted cash	41,827	41,137
Marketable securities	7,207	1,960
Accounts receivable, net:
Trade	4,066	12,292
Unbilled	344,685	318,431
Other	3,003	3,258
Prepaid insurance	17,648	10,782
Other current assets	22,640	26,991
Income taxes receivable	—	9,824
Total current assets	749,787	778,935

Property and equipment:
Land	6,215	6,215
Buildings and improvements	98,332	95,615
Computer hardware and software	108,665	105,060
Software development costs	65,348	60,568
Furniture, fixtures and other	44,603	42,891
	323,163	310,349
Accumulated depreciation and amortization	(224,135)	(214,690)
Total property and equipment, net	99,028	95,659

Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	5,300	5,300
Deposits – workers’ compensation	165,150	154,215
Goodwill and other intangible assets, net	12,732	12,762
Deferred income taxes, net	4,538	4,283
Other assets	5,533	3,541
Total other assets	202,253	189,101
Total assets	$1,051,068	$1,063,695

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2018	December 31, 2017
	(Unaudited)
Current liabilities:
Accounts payable	$4,123	$6,447
Payroll taxes and other payroll deductions payable	213,432	303,247
Accrued worksite employee payroll cost	295,596	267,402
Accrued health insurance costs	24,127	26,075
Accrued workers’ compensation costs	45,376	42,974
Accrued corporate payroll and commissions	41,059	52,595
Other accrued liabilities	24,094	27,741
Income taxes payable	6,984	—
Total current liabilities	654,791	726,481

Noncurrent liabilities:
Accrued workers’ compensation costs	174,017	166,493
Long-term debt	104,400	104,400
Total noncurrent liabilities	278,417	270,893

Commitments and contingencies

Stockholders’ equity:
Common stock	555	555
Additional paid-in capital	27,363	25,337
Treasury stock, at cost	(263,764)	(256,363)
Retained earnings	353,706	296,792
Total stockholders’ equity	117,860	66,321
Total liabilities and stockholders’ equity	$1,051,068	$1,063,695

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues (gross billings of $5.550 billion, $4.742 billion, $11.473 billion and $9.758 billion, less worksite employee payroll cost of $4.628 billion $3.947 billion, $9.537 billion, and $8.080 billion, respectively)	$922,295	$795,552	$1,936,667	$1,678,216

Direct costs:
Payroll taxes, benefits and workers’ compensation costs	767,751	664,999	1,582,403	1,388,317

Gross profit	154,544	130,553	354,264	289,899

Operating expenses:
Salaries, wages and payroll taxes	68,748	61,458	155,934	123,915
Stock-based compensation	5,752	5,303	8,887	9,806
Commissions	6,979	5,664	13,045	10,140
Advertising	6,585	6,175	10,150	10,147
General and administrative expenses	27,419	24,610	57,271	50,802
Depreciation and amortization	5,480	4,405	10,693	8,659
	120,963	107,615	255,980	213,469
Operating income	33,581	22,938	98,284	76,430

Other income (expense):
Interest income	1,807	678	3,263	1,143
Interest expense	(1,108)	(803)	(2,178)	(1,426)
Income before income tax expense	34,280	22,813	99,369	76,147
Income tax expense	9,720	8,795	24,818	26,501
Net income	$24,560	$14,018	$74,551	$49,646

Less distributed and undistributed earnings allocated to participating securities	(346)	(248)	(1,064)	(909)

Net income allocated to common shares	$24,214	$13,770	$73,487	$48,737

Basic net income per share of common stock	$0.59	$0.33	$1.78	$1.18

Diluted net income per share of common stock	$0.58	$0.33	$1.77	$1.18

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2018
(in thousands)
(Unaudited)

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
	Shares	Amount

Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$296,792	$66,321
Purchase of treasury stock, at cost	—	—	—	(16,227)	—	(16,227)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	(855)	—
Stock-based compensation expense	—	—	7,005	1,882	—	8,887
Other	—	—	785	325	—	1,110
Dividends paid	—	—	—	—	(16,786)	(16,786)
Unrealized gain on marketable securities, net of tax	—	—	—	—	4	4
Net income	—	—	—	—	74,551	74,551
Balance at June 30, 2018	55,489	$555	$27,363	$(263,764)	$353,706	$117,860

See accompanying notes.

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$74,551	$49,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,693	8,659
Stock-based compensation	8,887	9,806
Deferred income taxes	(255)	8,465
Changes in operating assets and liabilities:
Accounts receivable	(17,773)	8,715
Prepaid insurance	(6,866)	(12,029)
Other current assets	4,351	1,533
Other assets	(1,957)	(2,375)
Accounts payable	(2,324)	(1,057)
Payroll taxes and other payroll deductions payable	(89,815)	(57,826)
Accrued worksite employee payroll expense	28,194	13,342
Accrued health insurance costs	(1,948)	219
Accrued workers’ compensation costs	9,926	12,832
Accrued corporate payroll, commissions and other accrued liabilities	(15,183)	(11,974)
Income taxes payable/receivable	16,808	(1,929)
Total adjustments	(57,262)	(23,619)
Net cash provided by operating activities	17,289	26,027

Cash flows from investing activities:
Marketable securities:
Purchases	(11,849)	(919)
Proceeds from dispositions	5,439	—
Proceeds from maturities	1,125	805
Property and equipment:
Purchases	(14,025)	(20,802)
Net cash used in investing activities	(19,310)	(20,916)

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Purchase of treasury stock	$(16,227)	$(25,528)
Dividends paid	(16,786)	(11,579)
Other	1,110	830
Net cash used in financing activities	(31,903)	(36,277)

Net decrease in cash, cash equivalents and restricted cash	(33,924)	(31,166)
Cash, cash equivalents and restricted cash beginning of period	549,612	472,609
Cash, cash equivalents and restricted cash end of period	$515,688	$441,443

Supplemental schedule of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$354,260	$286,034
Restricted cash	41,137	42,637
Deposits – workers’ compensation	154,215	143,938
Cash, cash equivalents and restricted cash beginning of period	$549,612	$472,609

Cash and cash equivalents	$308,711	$241,890
Restricted cash	41,827	41,703
Deposits – workers’ compensation	165,150	157,850
Cash, cash equivalents and restricted cash end of period	$515,688	$441,443

See accompanying notes.

INSPERITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

1.	Basis of Presentation

Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.

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

The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2017. Our Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Consolidated Balance Sheet at June 30, 2018 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017, and our Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2018, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2018 presentation.

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

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.1 million as of June 30, 2018, and is reported as a long-term asset. As of June 30, 2018, Plan Costs were less than the net premiums paid and owed to United by $12.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $3.3 million difference is included in prepaid health insurance, a current asset, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at June 30, 2018 were $19.0 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2018 included a decrease of $1.9 million for changes in estimated run-off related to prior periods.

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

We utilize a third party actuary to estimate our loss development rate, which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2018 and 2017, we reduced accrued workers’ compensation costs by $10.9 million and $8.0 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2018 period was 2.5% and in the 2017 period was 1.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
	2018	2017
	(in thousands)

Beginning balance, January 1,	$207,630	$183,928
Accrued claims	33,260	34,242
Present value discount	(3,360)	(2,008)
Paid claims	(21,686)	(20,044)
Ending balance	$215,844	$196,118

Current portion of accrued claims	$41,827	$41,703
Long-term portion of accrued claims	174,017	154,415
	$215,844	$196,118

The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at June 30, 2018 includes $3.5 million of workers’ compensation administrative fees.

As of June 30, 2018 and 2017, the undiscounted accrued workers’ compensation costs were $230.4 million and $207.2 million, respectively.

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Consolidated Balance Sheets. As of June 30, 2018, we had restricted cash of $41.8 million and deposits – workers’ compensation of $165.2 million.

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

Pursuant to the “practical expedients” provided under ASU No 2014-09, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

The following table presents our revenues disaggregated by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Northeast	$239,278	$204,285	$511,642	$440,385
Southeast	108,264	92,049	223,452	190,855
Central	153,025	131,099	321,092	273,876
Southwest	213,920	185,094	446,785	389,201
West	194,986	170,452	407,605	357,896
Other revenue(1)	12,822	12,573	26,091	26,003
Total revenue	$922,295	$795,552	$1,936,667	$1,678,216
_____________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, clarifying the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning period and ending period total amounts shown on the statement of cash flows. As a result of our adoption of the new guidance, in the first quarter of 2018, our beginning and ending cash balances on the Consolidated Statements of Cash Flows now include restricted cash and long-term workers compensation deposits and prior period balances were retrospectively adjusted. Restricted cash and long-term workers compensation deposits are cash deposits funded to secure future claim payments under our workers compensation program and are considered restricted under Topic 230.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update) (“ASU 2018-05”), ASU 2018-05 adds the SEC guidance released on December 22, 2017 regarding the U.S. tax reform to the FASB Accounting Standards Codification. At March 31, 2018, we have not made a material adjustment to the provisional tax provision recorded under ASU 2018-05 at December 31, 2017. In addition, we have considered the impact of the statutory changes from the Act in our estimated tax rate for 2018, including reasonable estimates of those provisions effective for the 2018 tax year.

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

3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2018	December 31, 2017
	(in thousands)
Overnight holdings
Money market funds (cash equivalents)	$282,337	$338,112
Investment holdings
Money market funds (cash equivalents)	17,354	22,634
Marketable securities	7,207	1,960
	306,898	362,706
Cash held in demand accounts	25,053	26,700
Outstanding checks	(16,033)	(33,186)
Total cash, cash equivalents and marketable securities	$315,918	$356,220

Cash and cash equivalents	$308,711	$354,260
Marketable securities	7,207	1,960
Total cash, cash equivalents and marketable securities	$315,918	$356,220

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at June 30, 2018 and December 31, 2017 are $191.9 million and $271.5 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $14.0 million and $23.6 million in client prepayments, respectively.

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

Fair Value of Instruments Measured and Recognized at Fair Value

The following tables summarize the levels of fair value measurements of our financial assets:

	Fair Value Measurements
	(in thousands)
	June 30, 2018	Level 1	Level 2	Level 3

Money market funds	$299,691	$299,691	$—	$—
Municipal bonds	7,207	—	7,207	—
Total	$306,898	$299,691	$7,207	$—

	Fair Value Measurements
	(in thousands)
	December 31, 2017	Level 1	Level 2	Level 3

Money market funds	$360,746	$360,746	$—	$—
Municipal bonds	1,960	—	1,960	—
Total	$362,706	$360,746	$1,960	$—

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

As of June 30, 2018, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt

We have a revolving credit facility (the “Facility”) with borrowing capacity up to $350 million. The Facility may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At June 30, 2018, our outstanding balance on the Facility was $104.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, providing us with an available borrowing capacity of $244.6 million.

The Facility matures on February 6, 2023. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 1.50% to 2.25% and (ii) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (i) the prime rate most recently published in The Wall Street Journal, (ii) the federal funds rate plus 0.50% and (iii) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at June 30, 2018 was 3.59%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2018.

6.	Stockholders' Equity

During the first six months of 2018, we repurchased or withheld an aggregate of 211,876 shares of our common stock, as described below.

Two-for-One Stock Split

On December 18, 2017, we effected a two-for-one stock split in the form 100% stock dividend.

Repurchase Program

Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2018, 80,000 shares were repurchased under the Repurchase Program. As of June 30, 2018, we were authorized to repurchase an additional 2,597,564 shares under the Repurchase Program.

Withheld Shares

During the six months ended June 30, 2018, we withheld 131,876 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.

Dividends

The Board declared quarterly dividends as follows:

	2018	2017
	(amounts per share)

First quarter	$0.20	$0.125
Second quarter	0.20	0.150

 During the six months ended June 30, 2018 and 2017, we paid dividends totaling $16.8 million and $11.6 million, respectively.

7.	Net Income Per Share

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

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)

Net income	$24,560	$14,018	$74,551	$49,646
Less distributed and undistributed earnings allocated to participating securities	(346)	(248)	(1,064)	(909)
Net income allocated to common shares	$24,214	$13,770	$73,487	$48,737

Weighted average common shares outstanding	41,377	41,258	41,301	41,194
Incremental shares from assumed LTIP awards and conversions of common stock options	156	217	324	210
Adjusted weighted average common shares outstanding	41,533	41,475	41,625	41,404

8.	Commitments and Contingencies

Worksite Employee 401(k) Retirement Plan Class Action Litigation

In December 2015, a class action lawsuit was filed against us and the third-party discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges that Insperity’s third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The parties filed a stipulation concerning class certification that defined the class as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” In November 2017, the court approved the class certification stipulation and denied the plaintiffs’ request for a jury trial. Discovery is complete. On June 8, 2018, we filed a motion for summary judgment seeking dismissal of all claims. Briefing on that motion is scheduled to be complete in September 2018. A date for the bench trial has not yet been set. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.

The following table presents certain information related to our results of operations:

	Three Months Ended June 30,
	2018	2017	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $5.550 billion and $4.742 billion, less worksite employee payroll cost of $4.628 billion and $3.947 billion, respectively)	$922,295	$795,552	15.9%
Gross profit	154,544	130,553	18.4%
Operating expenses	120,963	107,615	12.4%
Operating income	33,581	22,938	46.4%
Other income (expense)	699	(125)	—%
Net income	24,560	14,018	75.2%
Diluted net income per share of common stock(1)	0.58	0.33	75.8%
Adjusted net income(2)	28,681	17,277	66.0%
Adjusted diluted net income per share of common stock(2)	0.68	0.41	65.9%
Adjusted EBITDA(2)	46,620	33,324	39.9%

Statistical Data:
Average number of worksite employees paid per month	203,950	180,276	13.1%
Revenues per worksite employee per month(3)	$1,507	$1,471	2.4%
Gross profit per worksite employee per month	253	241	5.0%
Operating expenses per worksite employee per month	198	199	(0.5)%
Operating income per worksite employee per month	55	42	31.0%
Net income per worksite employee per month	40	26	53.8%
 ____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

(2)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $9,071 and $8,767 per worksite employee per month, less payroll cost of $7,564 and $7,296 per worksite employee per month, respectively.

Revenues

Our revenues for the second quarter of 2018 increased 15.9% over the 2017 period, primarily due to a 13.1% increase in the average number of worksite employees paid per month, and a 2.4%, or $36, increase in revenues per worksite employee per month.

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the second quarter of 2018, the number of worksite employees paid from new client sales and the net change in existing clients improved as compared to the second quarter of 2017, while client retention remained consistent with the second quarter of 2017.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the quarters ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	% Change	2018	2017
	(in thousands)			(% of total revenue)

Northeast	$239,278	$204,285	17.1%	26.3%	26.1%
Southeast	108,264	92,049	17.6%	11.9%	11.8%
Central	153,025	131,099	16.7%	16.8%	16.7%
Southwest	213,920	185,094	15.6%	23.5%	23.6%
West	194,986	170,452	14.4%	21.5%	21.8%
	909,473	782,979	16.2%	100.0%	100.0%
Other revenue(1)	12,822	12,573	2.0%
Total revenue	$922,295	$795,552	15.9%
_____________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Three Months Ended June 30,
	2018	2017

Texas	21.5%	21.8%
California	16.6%	17.0%
New York	9.8%	9.5%
Other	52.1%	51.7%
Total	100.0%	100.0%

Gross Profit

Gross profit for the second quarter of 2018 increased $24.0 million, or 18.4% over the second quarter of 2017 to $154.5 million. The net increase in the change in cost estimates for benefits and workers compensation between the 2018 period and the 2017 period totaled $4.3 million as discussed below. The average gross profit per worksite employee increased 5.0% to $253 per month in the 2018 period from $241 per month in the 2017 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the second quarter of 2018 increased 2.4% as a result of pricing increases compared to the second quarter of 2017. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 2.0% to $1,254 per worksite employee per month in the second quarter of 2018 compared to $1,230 in the second quarter of 2017. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $17 per worksite employee per month, or 2.8% on a cost per covered employee basis, compared to the second quarter of 2017. Included in the second quarter of 2018 benefits costs is a charge of $6.8 million, or $11 per worksite employee per month, for changes in estimated claims run-off related to prior periods. Included in the second quarter of 2017 benefits costs is a reduction of $1.2 million, or $2 per worksite employee per month, for changes in estimated claims run-off related to prior periods. The percentage of worksite employees covered under our health insurance plans was 68.6% in the 2018 period compared to 68.8% in the 2017 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 3.0%, or $6 on a per worksite employee per month basis, compared to the second quarter of 2017. In the second quarter of 2018, as a result of closing out claims at lower than expected costs, we recorded reductions in workers’ compensation costs of $6.2 million, or 0.14% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods as compared to a $2.5 million reduction to workers’ compensation costs in 2017. Our continued discipline around our client selection, safety and claims management contributed to the reduction in our cost per worksite employee and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.48% in the 2018 period compared to 0.58% in the 2017 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 16.2% due primarily to a 17.3% increase in payroll costs, or $14 per worksite employee per month, compared to the second quarter of 2017. Payroll taxes as a percentage of payroll costs were 6.9% in 2018 and 7.0% in 2017.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,			Three Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$68,748	$61,458	11.9%	$112	$114	(1.8)%
Stock-based compensation	5,752	5,303	8.5%	10	10	—
Commissions	6,979	5,664	23.2%	11	10	10.0%
Advertising	6,585	6,175	6.6%	11	11	—
General and administrative expenses	27,419	24,610	11.4%	45	46	(2.2)%
Depreciation and amortization	5,480	4,405	24.4%	9	8	12.5%
Total operating expenses	$120,963	$107,615	12.4%	$198	$199	(0.5)%

Operating expenses increased 12.4% to $121.0 million compared to $107.6 million in the second quarter of 2017. Operating expenses per worksite employee per month decreased to $198 in the 2018 period from $199 in the 2017 period. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $7.3 million or 11.9%, but decreased $2 on a per worksite employee per month basis, compared to the 2017 period. This increase was primarily due to an 11.2% increase in corporate headcount, which includes a 19.4% increase in the number of Business Performance Advisors.

•	Stock-based compensation increased $0.4 million or 8.5%, but remained flat on a per worksite employee per month basis, compared to the 2017 period.

•
Commissions expense increased $1.3 million or 23.2%, or $1 per worksite employee per month, compared to the 2017 period, primarily due to commissions associated with growth in our PEO HR Outsourcing solutions worksite employees, including an increase in the amount of sales channel referral fees paid during 2018.

•
General and administrative expenses increased $2.8 million or 11.4%, but decreased $1 on a per worksite employee per month basis, compared to the 2017 period. The increase was primarily due to increased travel and training expenses associated with the increase in Business Performance Advisors and professional services.

Income Tax Expense

Our effective income tax rate was 28.4% in the 2018 period compared to 38.6% in the 2017 period. As a result of U.S. tax reform enacted in 2017, the U.S. statutory rate decreased from 35% to 21%. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses.

Operating and Net Income

Operating and net income per worksite employee per month was $55 and $40 in the 2018 period, respectively, versus $42 and $26 in the 2017 period, respectively.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.

The following table presents certain information related to our results of operations:

	Six Months Ended June 30,
	2018	2017	% Change
	(in thousands, except per share and statistical data)

Revenues (gross billings of $11.473 billion and $9.758 billion, less worksite employee payroll cost of $9.537 billion and $8.080 billion, respectively)	$1,936,667	$1,678,216	15.4%
Gross profit	354,264	289,899	22.2%
Operating expenses	255,980	213,469	19.9%
Operating income	98,284	76,430	28.6%
Other income (expense)	1,085	(283)	—%
Net income	74,551	49,646	50.2%
Diluted net income per share of common stock(1)	1.77	1.18	50.0%
Adjusted net income(2)	88,227	55,913	57.8%
Adjusted diluted net income per share of common stock(2)	2.09	1.33	57.1%
Adjusted EBITDA(2)	130,433	96,038	35.8%

Statistical Data:
Average number of worksite employees paid per month	199,816	177,315	12.7%
Revenues per worksite employee per month(3)	$1,615	$1,577	2.4%
Gross profit per worksite employee per month	295	272	8.5%
Operating expenses per worksite employee per month	214	201	6.5%
Operating income per worksite employee per month	82	72	13.9%
Net income per worksite employee per month	62	47	31.9%
 ____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

(2)
Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Gross billings of $9,570 and $9,171 per worksite employee per month, less payroll cost of $7,955 and $7,594 per worksite employee per month, respectively.

Revenues

Our revenues for the six months ended June 30, 2018 increased 15.4% over the 2017 period, primarily due to a 12.7% increase in the average number of worksite employees paid per month and a 2.4%, or $38, increase in revenues per worksite employee per month.

Our growth in the number of worksite employees paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through worksite employee new hires and layoffs. During the first six months of 2018, the number of worksite employees paid from new client sales and the net change in existing clients improved as compared to the first six months of 2017, while client retention remained consistent with the first six months of 2017.

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our revenue by region for our PEO HR Outsourcing solutions for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017
	(in thousands)			(% of total revenue)

Northeast	$511,642	$440,385	16.2%	26.8%	26.7%
Southeast	223,452	190,855	17.1%	11.7%	11.6%
Central	321,092	273,876	17.2%	16.8%	16.6%
Southwest	446,785	389,201	14.8%	23.4%	23.6%
West	407,605	357,896	13.9%	21.3%	21.5%
	1,910,576	1,652,213	15.6%	100.0%	100.0%
Other revenue(1)	26,091	26,003	0.3%
Total revenue	$1,936,667	$1,678,216	15.4%
______________________________

(1) Comprised primarily of revenues generated by our other products and services offerings.

The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:

	Six Months Ended June 30,
	2018	2017

Texas	21.5%	21.8%
California	16.6%	17.0%
New York	10.2%	9.9%
Other	51.7%	51.3%
Total	100.0%	100.0%

Gross Profit

Gross profit for the first six months of 2018 increased $64.4 million, or 22.2% over the first six months of 2017 to $354.3 million. The net decrease in the change in cost estimates for benefits and workers compensation between the 2018 period and the 2017 period totaled $5.3 million as discussed below. The average gross profit per worksite employee increased 8.5% to $295 per month in the 2018 period from $272 per month in the 2017 period.

Our pricing objectives attempt to achieve a level of revenue per worksite employee that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per worksite employee per month during the first six months of 2018 increased 2.4% as a result of pricing increases compared to the first six months of 2017. Our direct costs, which primarily include payroll taxes, benefits and workers’ compensation expenses, increased 1.1% to $1,320 per worksite employee per month in the first six months of 2018 compared to $1,305 in the first six months of 2017. The primary direct cost components changed as follows:

•
Benefits costs – The cost of group health insurance and related employee benefits increased $5 per worksite employee per month, or 0.7% on a cost per covered employee basis, compared to the first six months of 2017. Included in 2018 benefits costs is a reduction of $1.9 million, or $2 per worksite employee per month for changes in estimated claims run-off related to prior periods. Benefits costs incurred in the first six months of 2017 reflect an increase in estimated claims run-off related to prior periods of $0.5 million. The percentage of worksite employees covered under our health insurance plans was 69.1% in both the 2018 and 2017 periods. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

•
Workers’ compensation costs – Workers’ compensation costs decreased 0.6%, or $5 per worksite employee per month, compared to the first six months of 2017. In the first six months of 2018, we recorded reductions in workers’ compensation costs of $10.9 million, or 0.13% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. In the first six months of 2017, we recorded reductions in workers’ compensation costs of $8.0 million, or 0.11% of non-bonus payroll costs, for changes in estimated losses related to prior reporting periods. Our continued discipline around our client selection, safety and claims management contributed to the reduction in our cost per worksite employee and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates. As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.49% in the 2018 period compared to 0.57% in the 2017 period. Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.

•
Payroll tax costs – Payroll taxes increased 15.5% due primarily to an 18.0% increase in payroll costs, or $15 per worksite employee per month, compared to the first six months of 2017. Payroll taxes as a percentage of payroll costs were 7.6% in 2018 and 7.8% in 2017.

Operating Expenses

The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(per worksite employee per month)

Salaries, wages and payroll taxes	$155,934	$123,915	25.8%	$130	$116	12.1%
Stock-based compensation	8,887	9,806	(9.4)%	7	9	(22.2)%
Commissions	13,045	10,140	28.6%	11	10	10.0%
Advertising	10,150	10,147	—	9	10	(10.0)%
General and administrative expenses	57,271	50,802	12.7%	48	48	—
Depreciation and amortization	10,693	8,659	23.5%	9	8	12.5%
Total operating expenses	$255,980	$213,469	19.9%	$214	$201	6.5%

Operating expenses increased 19.9% to $256.0 million in the first six months of 2018 compared to $213.5 million in the first six months of 2017. Operating expenses per worksite employee per month increased to $214 in the 2018 period from $201 in the 2017 period. Adjusted operating expenses increased 15.6% to $246.7 million in the 2018 period from $213.5 million in the 2017 period. Please read “—Non-GAAP Financial Measures” for additional information. The components of operating expenses changed as follows:

•
Salaries, wages and payroll taxes of corporate and sales staff increased $32.0 million or 25.8%, or $14 per worksite employee per month, compared to the 2017 period. This increase was primarily due to a $9.3 million charge related to a one-time tax reform bonus paid to corporate employees, a 10.6% increase in corporate headcount, which includes a 17.4% increase in the number of Business Performance Advisors, and additional incentive compensation expense as a result of strong operating results.

•
Stock-based compensation decreased $0.9 million or 9.4%, or $2 per worksite employee per month, compared to the 2017 period. This decrease was primarily due to the acceleration of restricted stock awards and associated expense in the fourth quarter of 2017 that were originally scheduled to vest in the first quarter of 2018.

•
Commissions expense increased $2.9 million or 28.6%, or $1 per worksite employee per month, compared to the 2017 period, primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2018.

•
General and administrative expenses increased $6.5 million or 12.7%, but remained flat on a per worksite employee per month basis, compared to the 2017 period. The increase was primarily due to increased travel and training expenses associated with the increase in Business Performance Advisors.

•	Depreciation and amortization expense increased $2.0 million or 23.5%, or $1 on a per worksite employee per month basis, compared to the 2017 period.

Income Tax Expense

Our effective income tax rate was 25.0% in the 2018 period compared to 34.8% in the 2017 period. As a result of U.S. tax reform enacted in 2017, the U.S. statutory rate decreased from 35% to 21%. Our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes and non-deductible expenses and vesting of long-term incentive and restricted stock awards. During the first six months of 2018 and 2017, we recognized an income tax benefit of $3.7 million and $3.3 million, respectively, related to the vesting of long-term incentive and restricted stock awards.

Operating and Net Income

Operating and net income per worksite employee per month was $82 and $62 in the 2018 period, respectively, compared to $72 and $47 in the 2017 period, respectively.

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

Following is a GAAP to non-GAAP reconciliation of non-bonus payroll costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per worksite employee per month data)
GAAP to non-GAAP reconciliation:
Payroll cost (GAAP)	$4,628,047	$3,946,005	17.3%	$9,537,032	$8,078,997	18.0%
Less: Bonus payroll cost	372,225	306,340	21.5%	1,203,086	921,598	30.5%
Non-bonus payroll cost	$4,255,822	$3,639,665	16.9%	$8,333,946	$7,157,399	16.4%

Payroll cost per worksite employee per month (GAAP)	$7,564	$7,296	3.7%	$7,955	$7,594	4.8%
Less: Bonus payroll cost per worksite employee per month	608	566	7.4%	1,003	866	15.8%
Non-bonus payroll cost per worksite employee per month	$6,956	$6,730	3.4%	$6,952	$6,728	3.3%

Adjusted cash, cash equivalents and marketable securities excludes funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as client prepayments. We believe adjusted cash, cash equivalents and marketable securities is a useful measure of our available funds.

Following is a GAAP to non-GAAP reconciliation of cash, cash equivalents and marketable securities:

	June 30, 2018	December 31, 2017
	(in thousands)

Cash, cash equivalents and marketable securities (GAAP)	$315,918	$356,220
Less: Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	191,893	271,547
Client prepayments	13,952	23,603
Adjusted cash, cash equivalents and marketable securities	$110,073	$61,070

Adjusted operating expenses represent operating expenses excluding the impact of costs associated with a one-time tax reform bonus paid to corporate employees. Our management believes adjusted operating expenses is a useful measure of our operating costs, as it allows for additional analysis of our operating expenses separate from the impact of these items.

Following is a GAAP to non-GAAP reconciliation of operating expenses and adjusted operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per worksite employee per month data)

Operating expenses (GAAP)	$120,963	$107,615	12.4%	$255,980	$213,469	19.9%
Less:
One-time tax reform bonus	—	—	—	9,306	—	—
Adjusted operating expenses (non-GAAP)	$120,963	$107,615	12.4%	$246,674	$213,469	15.6%

Operating expenses per worksite employee per month (GAAP)	$198	$199	(0.5)%	$214	$201	6.5%
Less:
One-time tax reform bonus	—	—	—	8	—	—
Adjusted operating expenses per worksite employee per month (non-GAAP)	$198	$199	(0.5)%	$206	$201	2.5%

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

Following is a GAAP to non-GAAP reconciliation of EBITDA and adjusted EBITDA:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per worksite employee per month data)

Net income (GAAP)	$24,560	$14,018	75.2%	$74,551	$49,646	50.2%
Income tax expense	9,720	8,795	10.5%	24,818	26,501	(6.4)%
Interest expense	1,108	803	38.0%	2,178	1,426	52.7%
Depreciation and amortization	5,480	4,405	24.4%	10,693	8,659	23.5%
EBITDA	40,868	28,021	45.8%	112,240	86,232	30.2%
Stock-based compensation	5,752	5,303	8.5%	8,887	9,806	(9.4)%
One-time tax reform bonus	—	—	—	9,306	—	—
Adjusted EBITDA	$46,620	$33,324	39.9%	$130,433	$96,038	35.8%

Net income per worksite employee per month (GAAP)	$40	$26	53.8%	$62	$47	31.9%
Income tax expense per worksite employee per month	16	16	—	21	25	(16.0)%
Interest expense per worksite employee per month	2	1	100.0%	2	1	100.0%
Depreciation and amortization per worksite employee per month	9	9	—	9	8	12.5%
EBITDA per worksite employee per month	67	52	28.8%	94	81	16.0%
Stock-based compensation per worksite employee per month	9	10	(10.0)%	7	9	(22.2)%
One-time tax reform bonus per worksite employee per month	—	—	—	8	—	—
Adjusted EBITDA per worksite employee per month	$76	$62	22.6%	$109	$90	21.1%

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

Following is a GAAP to non-GAAP reconciliation of adjusted net income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)

Net income (GAAP)	$24,560	$14,018	75.2%	$74,551	$49,646	50.2%
Non-GAAP adjustments:
Stock-based compensation	5,752	5,303	8.5%	8,887	9,806	(9.4)%
One-time tax reform bonus	—	—	—	9,306	—	—
Total non-GAAP adjustments	5,752	5,303	8.5%	18,193	9,806	85.5%
Tax effect	(1,631)	(2,044)	(20.2)%	(4,517)	(3,539)	27.6%
Adjusted net income	$28,681	$17,277	66.0%	$88,227	$55,913	57.8%

Following is a GAAP to non-GAAP reconciliation of adjusted diluted net income per share of common stock(1):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)

Diluted net income per share of common stock (GAAP)	$0.58	$0.33	75.8%	$1.77	$1.18	50.0%
Non-GAAP adjustments:
Stock-based compensation	0.14	0.13	7.7%	0.21	0.24	(12.5)%
One-time tax reform bonus	—	—	—	0.22	—	—
Total non-GAAP adjustments	0.14	0.13	7.7%	0.43	0.24	79.2%
Tax effect	(0.04)	(0.05)	(20.0)%	(0.11)	(0.09)	22.2%
Adjusted diluted net income per share of common stock	$0.68	$0.41	65.9%	$2.09	$1.33	57.1%
 ____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

Liquidity and Capital Resources

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $315.9 million in cash, cash equivalents and marketable securities at June 30, 2018, of which approximately $191.9 million was payable in early July 2018 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $14.0 million were client prepayments that were payable in July 2018. At June 30, 2018, we had working capital of $95.0 million compared to $52.5 million at December 31, 2017. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2018. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.

We have a $350 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of June 30, 2018, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Cash Flows from Operating Activities

Net cash provided by operating activities in the first six months of 2018 was $17.3 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many worksite employees are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2018, the last business day of the reporting period was a Friday, client prepayments were $14.0 million and accrued worksite employee payroll was $295.6 million. In the period ended June 30, 2017, the last business day of the reporting period was a Friday, client prepayments were $22.3 million and accrued worksite employee payroll was $228.6 million.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2018, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $12.3 million surplus, $3.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at June 30, 2018, were $19.0 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 50.2% to $74.6 million in the six months ended June 30, 2018, compared to $49.6 million in the six months ended June 30, 2017, due to higher gross profit. Please read “Results of Operations – Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.”

Cash Flows from Investing Activities

Net cash flows used in investing activities were $19.3 million for the six months ended June 30, 2018, primarily due to marketable securities purchases, net of maturities and dispositions of $5.3 million and property and equipment purchases of $14.0 million.

Cash Flows from Financing Activities

Net cash flows used in financing activities were $31.9 million for the six months ended June 30, 2018. We repurchased $16.2 million in stock and paid $16.8 million in dividends during the six months ended June 30, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2018, we had outstanding letters of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt” for additional information.

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

ITEM 4.  CONTROLS AND PROCEDURES.

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table provides information about purchases by Insperity during the three months ended June 30, 2018, of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Announced Programs(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)

04/01/2018 – 04/30/2018	—	$—	—	2,677,564
05/01/2018 – 05/31/2018	13,632	92.38	13,000	2,664,564
06/01/2018 – 06/30/2018	67,091	95.43	67,000	2,597,564
Total	80,723	$94.92	80,000
 ____________________________________

(1)
During the three months ended June 30, 2018, 723 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of long-term incentive and restricted stock awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. As of June 30, 2018, we were authorized to repurchase an additional 2,597,564 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.  EXHIBITS.

(a)	List of Exhibits

3.1		Amended and Restated Certificate of Incorporation of Insperity, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
10.1(+)	*	Letter Agreement, dated May 3, 2018, by and between Insperity Holdings, Inc. and United HealthCare Insurance Company.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________
(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.

*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017; (ii) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (iii) the Consolidated Statement of Stockholders’ Equity for the six month period ended June 30, 2018; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017; and (v) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: August 1, 2018	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)