Form 10-Q
period 2018-09-30
INSPERITY, INC.
filed 2018-11-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018.
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
Yes ☐  No ☒

As of October 25, 2018, 41,810,065 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$328,299	$354,260
Restricted cash	42,257	41,137
Marketable securities	37,576	1,960
Accounts receivable, net:
Trade	3,402	12,292
Unbilled	392,122	318,431
Other	4,477	3,258
	400,001	333,981

Prepaid insurance	13,755	10,782
Other current assets	24,274	26,991
Income taxes receivable	—	9,824
Total current assets	846,162	778,935

Noncurrent assets:
Property and equipment, net of accumulated depreciation	100,681	95,659
Other assets:
Prepaid health insurance	9,000	9,000
Deposits – health insurance	5,300	5,300
Deposits – workers’ compensation	152,268	154,215
Goodwill and other intangible assets, net	12,729	12,762
Deferred income taxes, net	4,874	4,283
Other assets	5,663	3,541
Total other assets	189,834	189,101
Total noncurrent assets	290,515	284,760

Total assets	$1,136,677	$1,063,695

Insperity | 2018 Third Quarter Form 10-Q	3

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands)	September 30, 2018	December 31, 2017

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,316	$6,447
Payroll taxes and other payroll deductions payable	204,086	303,247
Accrued worksite employee payroll cost	340,115	267,402
Accrued health insurance costs	33,458	26,075
Accrued workers’ compensation costs	45,773	42,974
Accrued corporate payroll and commissions	43,849	52,595
Other accrued liabilities	24,600	27,741
Income taxes payable	61	—
Total current liabilities	697,258	726,481

Noncurrent liabilities:
Accrued workers’ compensation costs	183,099	166,493
Long-term debt	104,400	104,400
Total noncurrent liabilities	287,499	270,893

Commitments and contingencies

Stockholders’ equity:
Common stock	555	555
Additional paid-in capital	32,047	25,337
Treasury stock, at cost	(262,187)	(256,363)
Retained earnings	381,505	296,792
Total stockholders’ equity	151,920	66,321

Total liabilities and stockholders’ equity	$1,136,677	$1,063,695
See accompanying notes.

Insperity | 2018 Third Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Revenues(1)	$925,126	$795,513	$2,861,793	$2,473,729
Payroll taxes, benefits and workers’ compensation costs	759,072	655,547	2,341,475	2,043,864
Gross profit	166,054	139,966	520,318	429,865
Salaries, wages and payroll taxes	70,552	65,223	226,486	189,138
Stock-based compensation	5,769	6,584	14,656	16,390
Commissions	6,818	5,675	19,863	15,815
Advertising	3,846	3,476	13,996	13,623
General and administrative expenses	25,294	24,513	82,565	75,315
Depreciation and amortization	5,642	4,696	16,335	13,355
Total operating expenses	117,921	110,167	373,901	323,636
Operating income	48,133	29,799	146,417	106,229
Other income (expense):
Interest income	2,028	1,015	5,291	2,158
Interest expense	(1,174)	(894)	(3,352)	(2,320)
Income before income tax expense	48,987	29,920	148,356	106,067
Income tax expense	12,780	10,718	37,598	37,219
Net income	$36,207	$19,202	$110,758	$68,848
Less distributed and undistributed earnings allocated to participating securities	(503)	(337)	(1,546)	(1,233)
Net income allocated to common shares	$35,704	$18,865	$109,212	$67,615

Net income per share of common stock
Basic	$0.86	$0.46	$2.64	$1.65
Diluted	$0.86	$0.46	$2.63	$1.64
 ____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Gross billings	$5,810,779	$4,898,333	$17,284,477	$14,655,545
Less: WSEE payroll cost	4,885,653	4,102,820	14,422,684	12,181,816
Revenues	$925,126	$795,513	$2,861,793	$2,473,729
See accompanying notes.

Insperity | 2018 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2018	2017

Cash flows from operating activities
Net income	$110,758	$68,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,335	13,355
Stock-based compensation	14,656	16,390
Deferred income taxes	(591)	5,820
Changes in operating assets and liabilities:
Accounts receivable	(66,020)	(32,007)
Prepaid insurance	(2,973)	(3,937)
Other current assets	2,717	266
Other assets	(1,760)	(3,195)
Accounts payable	(1,131)	(1,119)
Payroll taxes and other payroll deductions payable	(99,161)	(62,310)
Accrued worksite employee payroll expense	72,713	41,488
Accrued health insurance costs	7,383	8,183
Accrued workers’ compensation costs	19,405	20,180
Accrued corporate payroll, commissions and other accrued liabilities	(11,887)	(7,639)
Income taxes payable/receivable	9,885	4,071
Total adjustments	(40,429)	(454)
Net cash provided by operating activities	70,329	68,394

Cash flows from investing activities
Marketable securities:
Purchases	(54,754)	(1,337)
Proceeds from dispositions	16,299	—
Proceeds from maturities	2,650	1,181
Property and equipment:
Purchases	(21,519)	(26,518)
Net cash used in investing activities	(57,324)	(26,674)

Cash flows from financing activities
Purchase of treasury stock	(16,236)	(27,172)
Dividends paid	(25,170)	(17,831)
Other	1,613	1,177
Net cash used in financing activities	(39,793)	(43,826)
Net decrease in cash, cash equivalents and restricted cash	(26,788)	(2,106)
Cash, cash equivalents and restricted cash beginning of period	549,612	472,609
Cash, cash equivalents and restricted cash end of period	$522,824	$470,503

Insperity | 2018 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2018	2017

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$354,260	$286,034
Restricted cash	41,137	42,637
Deposits – workers’ compensation	154,215	143,938
Cash, cash equivalents and restricted cash beginning of period	$549,612	$472,609

Cash and cash equivalents	$328,299	$285,934
Restricted cash	42,257	41,748
Deposits – workers’ compensation	152,268	142,821
Cash, cash equivalents and restricted cash end of period	$522,824	$470,503
See accompanying notes.

Insperity | 2018 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$296,792	$66,321
Purchase of treasury stock, at cost	—	—	—	(16,236)	—	(16,236)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	(855)	—
Stock-based compensation expense	—	—	11,293	3,363	—	14,656
Other	—	—	1,181	430	—	1,611
Dividends paid	—	—	—	—	(25,170)	(25,170)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(20)	(20)
Net income	—	—	—	—	110,758	110,758
Balance at September 30, 2018	55,489	$555	$32,047	$(262,187)	$381,505	$151,920
See accompanying notes.

Insperity | 2018 Third Quarter Form 10-Q	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
In addition to our PEO HR Outsourcing solutions, we also offer a comprehensive traditional payroll and human capital management solution, known as Workforce Acceleration. We also offer a number of other business performance solutions, including Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution and are offered separately or with our other solutions.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2017. Our Consolidated Balance Sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Consolidated Balance Sheet at September 30, 2018 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017 and our Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2018, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2018 presentation.
The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies
Health Insurance Costs
We provide group health insurance coverage to our WSEEs in our PEO HR Outsourcing solutions through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Tufts, all of which provide fully insured policies or service contracts.
The policy with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Insperity | 2018 Third Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.1 million as of September 30, 2018, and is reported as a long-term asset. As of September 30, 2018, Plan Costs were less than the net premiums paid and owed to United by $18.9 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $9.9 million difference is included in prepaid health insurance, a current asset, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2018 were $28.5 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2018 included a reduction of $1.3 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first nine months of 2017 included an increase of $1.0 million for changes in estimated run-off related to prior periods.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Outsourcing solutions has been provided through an arrangement with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $5 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2018 and 2017, we reduced accrued workers’ compensation costs by $13.4 million and $11.0 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2018 period was 2.5% and in the 2017 period was 1.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2018 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in thousands)	2018	2017

Beginning balance, January 1,	$207,630	$183,928
Accrued claims	54,744	52,133
Present value discount	(5,372)	(3,048)
Paid claims	(31,645)	(29,574)
Ending balance	$225,357	$203,439

Current portion of accrued claims	$42,258	$41,748
Long-term portion of accrued claims	183,099	161,691
Total accrued claims	$225,357	$203,439
The current portion of accrued workers’ compensation costs on our Consolidated Balance Sheets at September 30, 2018 includes $3.5 million of workers’ compensation administrative fees.
As of September 30, 2018 and 2017, the undiscounted accrued workers’ compensation costs were $241.3 million and $215.0 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Consolidated Balance Sheets. During the first nine months of 2018 and 2017, we received $19.4 million and $22.7 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in a net decrease to deposits - workers’ compensation. As of September 30, 2018, we had restricted cash of $42.3 million and deposits – workers’ compensation of $152.3 million.
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

Insperity | 2018 Third Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced are included in unbilled accounts receivable on our Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASU No 2014-09, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	% Change	2018	2017	% Change

Northeast	$237,076	$204,318	16.0%	$748,717	$644,703	16.1%
Southeast	109,552	92,646	18.2%	333,004	283,501	17.5%
Central	155,184	131,978	17.6%	476,277	405,854	17.4%
Southwest	217,946	184,572	18.1%	664,731	573,773	15.9%
West	192,011	169,321	13.4%	599,617	527,217	13.7%
	911,769	782,835	16.5%	2,822,346	2,435,048	15.9%
Other revenue	13,357	12,678	5.4%	39,447	38,681	2.0%
Total revenue	$925,126	$795,513	16.3%	$2,861,793	$2,473,729	15.7%
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
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update). ASU 2018-05 adds the SEC guidance released on December 22, 2017 regarding the U.S. tax reform to the FASB Accounting Standards Codification. At September 30, 2018, we have not made a material adjustment to the provisional tax provision recorded under ASU 2018-05 at December 31, 2017. In addition, we have considered the impact of the statutory changes from the Act in our estimated tax rate for 2018, including reasonable estimates of those provisions effective for the 2018 tax year.
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

Insperity | 2018 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2018			December 31, 2017
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$270,172	$—	$270,172	$338,112	$—	$338,112
Investments holdings	43,989	37,576	81,565	22,634	1,960	24,594
Cash in demand accounts	29,585	—	29,585	26,700	—	26,700
Outstanding checks	(15,447)	—	(15,447)	(33,186)	—	(33,186)
Total	$328,299	$37,576	$365,875	$354,260	$1,960	$356,220
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at September 30, 2018 and December 31, 2017 are $181.3 million and $271.5 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $18.0 million and $23.6 million in client prepayments, respectively.

4.	Fair Value Measurements
We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2018			December 31, 2017
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$314,161	$314,161	$—	$360,746	$360,746	$—
U.S. Treasury bills	20,867	—	20,867	—	—	—
Municipal bonds	16,709	—	16,709	1,960	—	1,960
Total	$351,737	$314,161	$37,576	$362,706	$360,746	$1,960
Our valuation techniques used to measure fair value for these securities during the period consisted primarily of third-party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.

Insperity | 2018 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2018
U.S. Treasury bills	$20,869	$—	$(2)	$20,867
Municipal bonds	16,732	—	(23)	16,709
Total	$37,601	$—	$(25)	$37,576

December 31, 2017
U.S. Treasury bills	$—	$—	$—	$—
Municipal bonds	1,965	—	(5)	1,960
Total	$1,965	$—	$(5)	$1,960
As of September 30, 2018, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$37,601	$37,576
One to five years	—	—
Total	$37,601	$37,576
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2018, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity up to $350 million. The Facility may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At September 30, 2018, our outstanding balance on the Facility was $104.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, providing us with an available borrowing capacity of $244.6 million.
The Facility matures on February 6, 2023. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The interest rate at September 30, 2018 was 3.76%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell

Insperity | 2018 Third Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2018.

6.	Stockholders' Equity
During the first nine months of 2018, we repurchased or withheld an aggregate of 211,972 shares of our common stock, as described below.
Two-for-One Stock Split
On December 18, 2017, we effected a two-for-one stock split in the form 100% stock dividend.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2018, 80,000 shares were repurchased under the Repurchase Program. As of September 30, 2018, we were authorized to repurchase an additional 2,597,564 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2018, we withheld 131,972 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2018	2017

First quarter	$0.20	$0.125
Second quarter	0.20	0.150
Third quarter	0.20	0.150
During the nine months ended September 30, 2018 and 2017, we paid dividends totaling $25.2 million and $17.8 million, respectively.

7.	Net Income Per Share
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

Insperity | 2018 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net income	$36,207	$19,202	$110,758	$68,848
Less distributed and undistributed earnings allocated to participating securities	(503)	(337)	(1,546)	(1,233)
Net income allocated to common shares	$35,704	$18,865	$109,212	$67,615

Weighted average common shares outstanding	41,330	40,946	41,311	41,110
Incremental shares from assumed LTIP awards and conversions of common stock options	218	296	283	238
Adjusted weighted average common shares outstanding	41,548	41,242	41,594	41,348

8.	Commitments and Contingencies
Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and the third-party discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges that Insperity’s third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The parties filed a stipulation concerning class certification that defined the class as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” In November 2017, the court approved the class certification stipulation and denied the plaintiffs’ request for a jury trial. A date for the bench trial has not yet been set. Discovery is complete. On June 8, 2018, we filed a motion for summary judgment seeking dismissal of all claims. Briefing on that motion was completed in September 2018, which motion is now awaiting a ruling by the court. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.
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

Insperity | 2018 Third Quarter Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
Executive Summary
Overview
Insperity, Inc. (“Insperity,” “we,” “our,’ and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
2018 Highlights
Our results for 2018 reflect the impact of continued worksite employee (“WSEE”) growth and effective management of gross profit and operating costs contributing to our significant earnings growth.
Third Quarter 2018 Compared to Third Quarter 2017

•	Average number of WSEEs paid per month increased 15.2% to 215,051, driving an 18.6% gross profit increase

•	Net income and diluted earnings per share (“diluted EPS”) increased 88.6% and 87.0%, to $36.2 million and $0.86, respectively

•	Adjusted EBITDA increased 42.8% to $61.6 million

•	Adjusted EPS increased 68.4% to $0.96
First Nine Months 2018 Compared to First Nine Months 2017

•	Average number of WSEEs paid per month increased 13.6% to 204,895, driving a 21.0% gross profit increase

•	Net income and diluted EPS increased 60.9% and 60.4%, to $110.8 million and $2.63, respectively

•	Adjusted EBITDA increased 38.0% to $192.0 million

•	Adjusted EPS increased 61.1% to $3.06
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with GAAP.

Insperity | 2018 Third Quarter Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Financial and Statistical Data

(in thousands, except per share and WSEE data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change

Financial data:
Revenues	$925,126	$795,513	16.3%	$2,861,793	$2,473,729	15.7%
Gross profit	166,054	139,966	18.6%	520,318	429,865	21.0%
Operating expenses	117,921	110,167	7.0%	373,901	323,636	15.5%
Operating income	48,133	29,799	61.5%	146,417	106,229	37.8%
Other income (expense)	854	121	—	1,939	(162)	—
Net income	36,207	19,202	88.6%	110,758	68,848	60.9%
Diluted EPS(1)	0.86	0.46	87.0%	2.63	1.64	60.4%

Non-GAAP financial measures(2):
Adjusted net income	$40,471	$24,081	68.1%	$128,698	$79,994	60.9%
Adjusted EBITDA	61,572	43,112	42.8%	192,005	139,150	38.0%
Adjusted EPS	0.96	0.57	68.4%	3.06	1.90	61.1%

Average WSEE	215,051	186,641	15.2%	204,895	180,424	13.6%
Statistical data (per WSEE per month):
Revenues(3)	$1,434	$1,421	0.9%	$1,552	$1,523	1.9%
Gross profit	257	250	2.8%	282	265	6.4%
Operating expenses	183	197	(7.1)%	203	199	2.0%
Operating income	75	53	41.5%	79	65	21.5%
Net income	56	34	64.7%	60	42	42.9%
 ____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

(2)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(3)	Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2018	2017	2018	2017
Gross billings	$9,007	$8,748	$9,373	$9,025
Less: WSEE payroll cost	7,573	7,327	7,821	7,502
Revenues	$1,434	$1,421	$1,552	$1,523

Insperity | 2018 Third Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements
Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – New Accounting Pronouncements," for new accounting pronouncements information.
Results of Operations
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:

•	WSEE

•	Adjusted EBITDA

•	Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through WSEE new hires and layoffs.

•
During the third quarter of 2018 (“Q3 2018”), the number of WSEEs paid from new client sales increased 57.5% over the third quarter of 2017 (“Q3 2017”) on a 16.5% increase in the average number of Business Performance Advisors (“BPAs”). In addition, the net change in existing clients and client retention improved as compared to Q3 2017.

•
During the first nine months of 2018 (“YTD 2018”), the number of WSEEs paid from new client sales and the net change in existing clients improved as compared to the first nine months of 2017 (“YTD 2017”), while client retention remained consistent with YTD 2017.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2018 Third Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA and
Year-over-Year Growth Percentage
(in thousands)

Adjusted EPS(1) and
Year-over-Year Growth Percentage
(amounts per share)

____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.
Revenues
Our PEO HR Outsourcing solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of our WSEEs and (2) a markup computed as a percentage of the payroll cost.
Our revenues are primarily dependent on the number of clients enrolled, the resulting number of WSEEs paid each period and the number of WSEEs enrolled in our benefit plans. Because our total markup is computed as a percentage of payroll cost, certain revenues are also affected by the payroll cost of WSEEs, which may fluctuate based on the composition of the WSEE base, inflationary effects on wage levels and differences in the local economies of our markets.

Insperity | 2018 Third Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and
Year-over-Year Growth Percentage
(in thousands)

Third Quarter 2018 Compared to Third Quarter 2017
Our revenues for Q3 2018 were $925.1 million, an increase of 16.3%, primarily due to the following:

•	Average WSEEs paid increased 15.2%

•	Revenues per WSEE per month increased 0.9%, or $13
First Nine Months 2018 Compared to First Nine Months 2017
Our revenues for YTD 2018 were $2.9 billion, an increase of 15.7%, primarily due to the following:

•	Average WSEEs paid increased 13.6%

•	Revenues per WSEE per month increased 1.9%, or $29

Insperity | 2018 Third Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)

The percentage of total PEO HR Outsourcing solutions revenue in our significant markets includes the following:
Significant Markets

Gross Profit
In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the costs directly associated with our WSEEs, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.
Our gross profit per WSEE is primarily determined by our ability to accurately estimate and control direct costs and our ability to incorporate changes in these costs into the gross billings charged to PEO HR Outsourcing solutions

Insperity | 2018 Third Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

clients, which are subject to pricing arrangements that are typically renewed annually. We use gross profit per WSEE per month as our principal measurement of relative performance at the gross profit level.
Gross Profit and
Year-over-Year Growth Percentage
(in thousands)

Gross Profit per WSEE per Month and
Year-over-Year Growth Percentage

Third Quarter 2018 Compared to Third Quarter 2017
Gross profit for Q3 2018 increased 18.6% to $166.1 million compared to $140.0 million in Q3 2017. Gross profit per WSEE per month for Q3 2018 increased $7 to $257 compared to $250 in Q3 2017.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month increased $13 and $6, respectively, in Q3 2018. The net increase in the change in cost estimates for benefits and workers compensation between Q3 2018 and Q3 2017 totaled $4.8 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•	The cost of group health insurance and related employee benefits decreased $2 per WSEE per month, but increased 1.7% on a cost per covered employee basis.

•	The percentage of WSEEs covered under our health insurance plans was 66.7% in Q3 2018 compared to 68.1% in Q3 2017.

•
Changes in estimated claims run-off related to prior periods was a reduction of $0.7 million, or $1 per WSEE per month, in Q3 2018 compared to a reduction of $5.0 million, or $9 per WSEE per month, in Q3 2017.

Insperity | 2018 Third Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management contributed to the small increase in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.

•	Workers’ compensation costs increased 20.9%, or $2 on a per WSEE per month basis, in Q3 2018 compared to Q3 2017, on a 17.4% increase in non-bonus payroll costs.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in Q3 2018 were 0.55% compared to 0.53% in Q3 2017.

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $2.4 million, or 0.05% of non-bonus payroll costs, in Q3 2018 compared to a reduction of $2.9 million, or 0.08% of non-bonus payroll costs, in Q3 2017.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 16.8%, or $6 per WSEE per month, primarily due to a 19.1% increase in payroll costs.

•	Payroll taxes as a percentage of payroll costs were 6.2% in Q3 2018 compared to 6.3% in Q3 2017.
First Nine Months 2018 Compared to First Nine Months 2017
Gross profit for YTD 2018 increased 21.0% to $520.3 million compared to $429.9 million in YTD 2017. Gross profit per WSEE per month for YTD 2018 increased $17 to $282 compared to $265 in YTD 2017. Our revenues and direct costs per WSEE per month increased $29 and $12, respectively, in YTD 2018.
The net decrease in the change in cost estimates for benefits and workers compensation between YTD 2018 and YTD 2017 totaled $4.7 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•	The cost of group health insurance and related employee benefits increased $2 per WSEE per month, or 1.1% on a cost per covered employee basis.

•	The percentage of WSEEs covered under our health insurance plans was 68.3% in YTD 2018 compared to 68.8% in YTD 2017.

•	Changes in estimated claims run-off related to prior periods was a reduction of $1.3 million, or $1 per WSEE per month, in YTD 2018 compared to an increase of $1.0 million in YTD 2017.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management contributed to the reduction in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.

•	Workers’ compensation costs increased 6.6%, but decreased $2 on a per WSEE per month basis, in YTD 2018 compared to YTD 2017, on a 16.8% increase in non-bonus payroll costs.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.51% in YTD 2018 compared to 0.56% in YTD 2017.

Insperity | 2018 Third Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $13.4 million, or 0.10% of non-bonus payroll costs, in YTD 2018 compared to a reduction of $11.0 million, or 0.10% of non-bonus payroll costs, in YTD 2017.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 15.8%,or $11 per WSEE per month, due primarily to an 18.4% increase in payroll costs.

•	Payroll taxes as a percentage of payroll costs were 7.1% in YTD 2018 compared to 7.3% in YTD 2017.
Operating Expenses
Our operating expenses are comprised of the following:

•
Salaries, wages and payroll taxes — Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any additional incentive compensation.

•	Stock-based compensation — Our stock-based compensation relates to the recognition of non-cash compensation expense over the vesting period of restricted stock and long-term incentive plan awards.

•
Commissions — Commissions expense consists primarily of channel referral fees and amounts paid to sales managers and BPAs. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.

•	Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.

•	General and administrative expenses — Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices

•	outside professional service fees related to legal, consulting and accounting services

•	administrative costs, such as postage, printing and supplies

•	employee travel and training expenses

•	technology and facility repairs and maintenance costs

•
Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, technology infrastructure and expenses associated with our acquisitions.

Insperity | 2018 Third Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2018 Compared to Third Quarter 2017

	Three Months Ended September 30,
	$			WSEE
(in thousands, except per WSEE)	2018	2017	% Change	2018	2017	% Change

Salaries	$70,552	$65,223	8.2%	$109	$116	(6.0)%
Stock-based compensation	5,769	6,584	(12.4)%	9	12	(25.0)%
Commissions	6,818	5,675	20.1%	11	10	10.0%
Advertising	3,846	3,476	10.6%	6	6	—
General and administrative	25,294	24,513	3.2%	39	44	(11.4)%
Depreciation and amortization	5,642	4,696	20.1%	9	9	—
Total operating expenses	$117,921	$110,167	7.0%	$183	$197	(7.1)%
Operating expenses for Q3 2018 increased 7.0% to $117.9 million compared to $110.2 million in Q3 2017. Operating expenses per WSEE per month for Q3 2018 decreased 7.1% to $183 compared to $197 in Q3 2017.

•
Salaries of corporate and sales staff for Q3 2018 increased 8.2% to $70.6 million, but decreased $7 on a per WSEE per month basis, compared to Q3 2017. This increase was primarily due to an 11.1% increase in corporate headcount, which includes a 16.5% increase in the number of BPAs.

•
Stock based compensation expense for Q3 2018 decreased 12.4% to $5.8 million, or $3 per WSEE per month compared to Q3 2017. The decrease was primarily due to performance adjustments made in 2017 related to our long-term incentive awards.

•
Commissions expense for Q3 2018 increased 20.1% to $6.8 million, or $1 per WSEE per month, compared to Q3 2017. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2018.

•
General and administrative expenses for Q3 2018 increased 3.2% to $25.3 million, but decreased $5 on a per WSEE per month basis, compared to Q3 2017. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs, rent, office expenses and maintenance costs, partially offset by the non-recurrence of charitable contributions made in 2017 related to Hurricane Harvey relief efforts.

•
Depreciation and amortization expense for Q3 2018 increased 20.1% to $5.6 million, but remained flat on a per WSEE per month basis, compared to Q3 2017. The increase was primarily due to increased capital expenditures related to software development costs.

First Nine Months 2018 Compared to First Nine Months 2017

	Nine Months Ended September 30,
	$			WSEE
(in thousands, except per WSEE)	2018	2017	% Change	2018	2017	% Change

Salaries	$226,486	$189,138	19.7%	$123	$116	6.0%
Stock-based compensation	14,656	16,390	(10.6)%	8	10	(20.0)%
Commissions	19,863	15,815	25.6%	11	10	10.0%
Advertising	13,996	13,623	2.7%	8	8	—
General and administrative	82,565	75,315	9.6%	44	46	(4.3)%
Depreciation and amortization	16,335	13,355	22.3%	9	9	—
Total operating expenses	$373,901	$323,636	15.5%	$203	$199	2.0%
Operating expenses for YTD 2018 increased 15.5% to $373.9 million compared to $323.6 million in YTD 2017. Operating expenses per WSEE per month for YTD 2018 increased 2.0% to $203 compared to $199 in YTD 2017.

Insperity | 2018 Third Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Salaries of corporate and sales staff for YTD 2018 increased 19.7% to $226.5 million, or $7 per WSEE per month, compared to YTD 2017. This increase was primarily due to a $9.3 million charge related to a one-time tax reform bonus paid to corporate employees, a 10.8% increase in corporate headcount, which includes a 17.6% increase in the number of BPAs, and additional incentive compensation expense as a result of strong operating results.

•
Stock-based compensation for YTD 2018 decreased 10.6% to $14.7 million, or $2 per WSEE per month, compared to YTD 2017. This decrease was primarily due to the acceleration of restricted stock awards and associated expense in the fourth quarter of 2017 that were originally scheduled to vest in the first quarter of 2018.

•
Commissions expense for YTD 2018 increased 25.6% to $19.9 million, or $1 per WSEE per month, compared to YTD 2017. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2018.

•
General and administrative expenses for YTD 2018 increased 9.6% to $82.6 million, but decreased $2 on a per WSEE per month basis, compared to YTD 2017. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs, professional services, rent and office expenses partially offset by the non-recurrence of charitable contributions made in 2017 related to Hurricane Harvey relief efforts.

•
Depreciation and amortization expense for YTD 2018 increased 22.3% to $16.3 million, but remained flat on a per WSEE per month basis, compared to YTD 2017. The increase was primarily due to increased capital expenditures related to software development costs.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Effective income tax rate	26.1%	35.8%	25.3%	35.1%
As a result of U.S. tax reform enacted in late 2017, the U.S. statutory rate decreased from 35% in 2017 to 21% in 2018.
For the three months ended September 30, 2018, our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses.
For the nine months ended September 30, 2018, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes and non-deductible expenses and vesting of long-term incentive stock awards. During the first nine months of 2018 and 2017, we recognized an income tax benefit of $3.7 million and $3.3 million, respectively, related to the vesting of long-term incentive and restricted stock awards.

Insperity | 2018 Third Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Non-GAAP Measure	Definition	Benefit of Non-GAAP Measure
Non-bonus payroll cost
Non-bonus payroll cost is a non-GAAP financial measure that excludes the impact of bonus payrolls paid to our WSEEs.

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

Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.
We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior period, and to plan for future periods by focusing on our underlying operations.  We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance.

Adjusted operating expense
Represents operating expenses excluding the impact of the following:
•  costs associated with a one-time tax reform bonus paid to corporate employees and
•  charitable donations to Hurricane Harvey relief efforts.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA
Represents EBITDA plus:
•  non-cash stock based compensation,
•  costs associated with a one-time tax reform bonus paid to corporate employees, and
•  charitable donations to Hurricane Harvey relief efforts.

Adjusted Net Income
Represents net income computed in accordance with GAAP, excluding:
•  non-cash stock based compensation,
•  costs associated with a one-time tax reform bonus paid to corporate employees, and
•  charitable donations to Hurricane Harvey relief efforts.

Adjusted EPS
Represents diluted net income per share computed in accordance with GAAP, excluding:
•  non-cash stock based compensation,
•  costs associated with a one-time tax reform bonus paid to corporate employees, and
•  charitable donations to Hurricane Harvey relief efforts.

Insperity | 2018 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2018		2017		2018		2017
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$4,885,653	$7,573	$4,102,820	$7,327	$14,422,684	$7,821	$12,181,816	$7,502
Less: Bonus payroll cost	434,942	674	312,230	557	1,638,028	888	1,233,827	760
Non-bonus payroll cost	$4,450,711	$6,899	$3,790,590	$6,770	$12,784,656	$6,933	$10,947,989	$6,742
% Change period over period	17.4%	1.9%	12.9%	2.2%	16.8%	2.8%	12.0%	1.5%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	September 30, 2018	December 31, 2017

Cash, cash equivalents and marketable securities	$365,875	$356,220
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	181,329	271,547
Client prepayments	18,043	23,603
Adjusted cash, cash equivalents and marketable securities	$166,503	$61,070
Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP) in thousands, except per WSEE per month:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2018		2017		2018		2017
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Operating expenses	$117,921	$183	$110,167	$197	$373,901	$203	$323,636	$199
Less:
One-time tax reform bonus	—	—	—	—	9,306	5	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	1,218	2	—	—	1,218	1
Adjusted operating expenses	$117,921	$183	$108,949	$195	$364,595	$198	$322,418	$198
% Change period over period	8.2%	(6.2)%	14.7%	4.3%	13.1%	—	11.6%	0.5%

Insperity | 2018 Third Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2018		2017		2018		2017
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$36,207	$56	$19,202	$34	$110,758	$60	$68,848	$42
Income tax expense	12,780	20	10,718	19	37,598	20	37,219	23
Interest expense	1,174	2	894	2	3,352	2	2,320	1
Depreciation and amortization	5,642	8	4,696	8	16,335	9	13,355	9
EBITDA	55,803	86	35,510	63	168,043	91	121,742	75
Stock-based compensation	5,769	9	6,584	12	14,656	8	16,390	10
Charitable donations to Hurricane Harvey relief efforts	—	—	1,218	2	—	—	1,218	1
Other	—	—	(200)	—	—	—	(200)	—
One-time tax reform bonus	—	—	—	—	9,306	5	—	—
Adjusted EBITDA	$61,572	$95	$43,112	$77	$192,005	$104	$139,150	$86
% Change period over period	42.8%	23.4%	37.5%	24.2%	38.0%	20.9%	17.8%	7.5%
Following reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017

Net income	$36,207	$19,202	$110,758	$68,848
Non-GAAP adjustments:
Stock-based compensation	5,769	6,584	14,656	16,390
Charitable donations to Hurricane Harvey relief efforts	—	1,218	—	1,218
Other	—	(200)	—	(200)
One-time tax reform bonus	—	—	9,306	—
Total non-GAAP adjustments	5,769	7,602	23,962	17,408
Tax effect	(1,505)	(2,723)	(6,022)	(6,262)
Adjusted net income	$40,471	$24,081	$128,698	$79,994
% Change period over period	68.1%	44.3%	60.9%	24.1%

Insperity | 2018 Third Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2018	2017	2018	2017

Diluted EPS	$0.86	$0.46	$2.63	$1.64
Non-GAAP adjustments:
Stock-based compensation	0.14	0.16	0.35	0.39
Charitable donations to Hurricane Harvey relief efforts	—	0.03	—	0.03
Other	—	(0.01)	—	(0.01)
One-time tax reform bonus	—	—	0.22	—
Total non-GAAP adjustments	0.14	0.18	0.57	0.41
Tax effect	(0.04)	(0.07)	(0.14)	(0.15)
Adjusted EPS	$0.96	$0.57	$3.06	$1.90
% Change period over period	68.4%	46.2%	61.1%	26.2%
 ____________________________________

(1)	Amounts in 2017 adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $365.9 million in cash, cash equivalents and marketable securities at September 30, 2018, of which approximately $181 million was payable in early October 2018 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $18 million were client prepayments that were payable in October 2018. At September 30, 2018, we had working capital of $148.9 million compared to $52.5 million at December 31, 2017. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2018. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
We have a $350 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of September 30, 2018, we had an outstanding letter of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first nine months of 2018 was $70.3 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll levels – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2018,

Insperity | 2018 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the last business day of the reporting period was a Friday, client prepayments were $18.0 million and accrued worksite employee payroll was $340.1 million. In the period ended September 30, 2017, the last business day of the reporting period was also a Friday, client prepayments were $14.2 million and accrued worksite employee payroll was $256.7 million.

•
Workers’ compensation plan funding – During YTD 2018 and YTD 2017, we received $19.4 million and $22.7 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2018, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in an $18.9 million surplus, $9.9 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at September 30, 2018, were $28.5 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income increased 60.9% to $128.7 million in the first nine months ended September 30, 2018, compared to $80.0 million in the first nine months ended September 30, 2017, due to higher gross profit. Please read “Results of Operations – First Nine Months Ended September 30, 2018 Compared to First Nine Months Ended September 30, 2017.”

Cash Flows from Investing Activities
Net cash flows used in investing activities were $57.3 million for the nine months ended September 30, 2018, primarily due to marketable securities purchases, net of maturities and dispositions of $35.8 million and property and equipment purchases of $21.5 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $39.8 million for the nine months ended September 30, 2018. We repurchased $16.2 million in stock and paid $25.2 million in dividends during the nine months ended September 30, 2018.

Insperity | 2018 Third Quarter Form 10-Q	32

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2018, we had outstanding letters of credit and borrowings totaling $105.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2018 Third Quarter Form 10-Q	33

OTHER INFORMATION

PART II
Item 1. Legal Proceedings

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
Item 1A. Risk Factors
Forward-Looking Statements
The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:

•	adverse economic conditions;

•	regulatory and tax developments and possible adverse application of various federal, state and local regulations;

•	the ability to secure competitive replacement contracts for health insurance and workers’ compensation insurance at expiration of current contracts;

•	cancellation of client contracts on short notice, or the inability to renew client contracts or attract new clients;

•	vulnerability to regional economic factors because of our geographic market concentration;

•
increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims;

•	failure to manage growth of our operations and the effectiveness of our sales and marketing efforts;

•	the impact of the competitive environment and other developments in the human resources services industry, including the PEO industry, on our growth and/or profitability;

•	our liability for worksite employee payroll, payroll taxes and benefits costs;

•	our liability for disclosure of sensitive or private information;

•	our ability to integrate or realize expected returns on our acquisitions;

•	failure of our information technology systems;

•	an adverse final judgment or settlement of claims against Insperity; and

•	disruptions to our business resulting from the actions of certain stockholders.

Insperity | 2018 Third Quarter Form 10-Q	34

OTHER INFORMATION

These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2017 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Except to the extent otherwise required by federal securities law, we do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2018 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2018 – 07/31/2018	96	$97.00	—	2,597,564
08/01/2018 – 08/31/2018	—	—	—	2,597,564
09/01/2018 – 09/30/2018	—	—	—	2,597,564
Total	96	$97.00	—
____________________________________

(1)
During the three months ended September 30, 2018, 96 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. As of September 30, 2018, we were authorized to repurchase an additional 2,597,564 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2018 Third Quarter Form 10-Q	35

OTHER INFORMATION

Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.(1)
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________
*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017; (2) the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (3) the Consolidated Statement of Stockholders’ Equity for the nine month period ended September 30, 2018; (4) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017; and (5) Notes to the Consolidated Financial Statements.

Insperity | 2018 Third Quarter Form 10-Q	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: November 1, 2018	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2018 Third Quarter Form 10-Q	37