Form 10-K
period 2018-12-31
INSPERITY, INC.
filed 2019-02-11
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018
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
Yes ☐ No ☒

As of February 4, 2019, 40,937,606 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2018 closing price of the common stock as reported by the New York Stock Exchange) was approximately $3.6 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2019 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

BUSINESS

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
Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients. Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, our Insperity PremierTM solution. Our Workforce Optimization solution is our most comprehensive HR outsourcing solution and is our primary offering. Our Workforce Synchronization solution, which generally is offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as our Workforce Optimization solution and allows those clients to select, for an additional fee, from the strategic HR products and organizational development services that are included with our Workforce Optimization solution.
In addition to our PEO HR Outsourcing solutions, we offer Workforce Acceleration, a comprehensive human capital management and payroll service solution. We also offer a number of other business performance solutions, including Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management Services, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products and services are offered separately or along with our PEO HR Outsourcing solutions or our Workforce Acceleration solution.
Our PEO HR Outsourcing solutions are designed to improve the productivity and profitability of small and medium-sized businesses. These solutions relieve business owners and key executives of many employer-related administrative and regulatory burdens, which enable them to focus on the core competencies of their businesses. Our PEO HR Outsourcing solutions also promote employee performance through human resources management techniques designed to improve employee satisfaction. We enter into a Client Service Agreement (“CSA”) with each of our PEO HR Outsourcing solutions clients under which we and our client act as co-employers of the employees who work at the client’s worksite (“WSEE”). Under the CSA, we assume responsibility for personnel administration and assist our clients in complying with employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for various other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross

Insperity	2	2018 Form 10-K

BUSINESS

billing”), which is invoiced concurrently with the processing of payroll for the WSEEs of the client. The comprehensive service fee consists of the payroll of our WSEEs plus an additional amount reflected as a percentage of the payroll cost of the WSEEs.
We accomplish the objectives of our PEO HR Outsourcing solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. We utilize a variety of information technology capabilities to deliver our PEO HR Outsourcing solutions, including Insperity Premier, our cloud-based human capital management platform, which provides an online platform through which we, along with our clients and WSEEs, manage worksite employee information, payroll, benefits and retirement solutions, creating efficiencies for all parties.
As of December 31, 2018, we had 73 offices, including 67 sales offices in 33 markets. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 33 sales markets, which serviced an average of 221,809 WSEEs per month in the fourth quarter of 2018. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.
We were organized as a corporation in 1986. Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986, and our website address is www.insperity.com. Our stock is traded on the New York Stock Exchange under the symbol “NSP.” We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the standing committees of our Board of Directors and other documents related to our corporate governance, including our Code of Conduct. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters and other governance documents and filings can be requested by writing to our corporate secretary at the address above.
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
We believe the key factors driving demand for PEO services include:

•	the focus on growth and productivity of the small and medium-sized business community in the United States, utilizing outsourcing to concentrate on core competencies

•	the need to provide competitive health care and related benefits to attract and retain employees

•	the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation

•	complex regulation of employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives

•	the significant costs, time and specialized knowledge required to purchase or develop the technology infrastructure to administer benefits, HR and payroll processing on an integrated basis
A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Insperity and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant

Insperity	3	2018 Form 10-K

BUSINESS

governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound PEOs, and promotes further development of the industry. Currently, 42 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employer/employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.
In 2014, the Small Business Efficiency Act (“SBEA”) was enacted. The SBEA created a federal regulatory framework for the payment of wages to WSEEs and the reporting and remittance of federal payroll taxes on those wages paid by PEOs certified under the statute (“CPEOs”). We actively supported the enactment of this law. The SBEA clarifies that a CPEO, rather than the client, is treated as the employer for purposes of reporting and remitting payroll taxes. It also clarifies that a CPEO is treated as a successor employer for purposes of the wage base of WSEEs on which federal payroll taxes are applied. In addition, the law clarifies that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. Following the establishment of the certification program by the Internal Revenue Service of the United States (“IRS”) and Treasury Department, our PEO subsidiary, Insperity PEO Services, L.P., received its designation as a CPEO from the IRS effective as of January 1, 2017.
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
Our PEO HR Outsourcing solutions are designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:

Insperity	4	2018 Form 10-K

BUSINESS

•	Internal Revenue Code (the “Code”)	•	The Family and Medical Leave Act (FMLA)
•	Federal Income Contribution Act (FICA)	•	Genetic Information Nondiscrimination Act of 2008
•	Federal Unemployment Tax Act (FUTA)	•	Drug-Free Workplace Act
•	Fair Labor Standards Act (FLSA)	•	Occupational Safety and Health Act (OSHA)
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Immigration Reform and Control Act (IRCA)	•	State unemployment and employment security laws
•	Title VII (Civil Rights Act of 1964)	•	State workers’ compensation laws
•	Health Insurance Portability and Accountability Act (HIPAA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Age Discrimination in Employment Act (ADEA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Americans with Disabilities Act (ADA)	•	State and local law equivalents of the foregoing
These laws and regulations are complex, and in some instances overlapping. We assist our PEO HR Outsourcing solutions clients in complying with these laws and regulations by providing services in the categories set forth below:
Administrative Functions. Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and regulatory compliance. Specific examples include:

•	payroll processing

•	payroll tax deposits

•	quarterly payroll tax reporting

•	employee file maintenance

•	unemployment claims processing

•	workers’ compensation claims reporting and monitoring
Benefit Plans Administration. We maintain several benefit plans for eligible WSEEs including the following:

•	a group health plan

•	a health savings account program

•	a health care flexible spending account plan

•	an educational assistance program

•	an adoption assistance program

•	group term life insurance

•	group universal life insurance

•	accidental death and dismemberment insurance

•	short-term and long-term disability insurance

•	a 401(k) retirement plan

•	cafeteria plans for group health and health savings account contributions

Insperity	5	2018 Form 10-K

BUSINESS

The group health plan includes medical, dental, vision and prescription drug coverage, as well as a work-life program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of these benefits to WSEEs and corporate employees. COBRA coverage is extended to eligible terminated WSEEs and other eligible individuals in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.
Insperity Premier. Insperity Premier is our cloud-based human capital management platform for our PEO HR Outsourcing solutions and is available to our clients with almost no implementation effort or cost. It is designed to provide our service providers with insight into client and worksite employee HR information to better support their needs. Insperity Premier provides role-based access to a wide range of human capital management functions, along with personalized content to the managers, owners and WSEEs of our PEO HR Outsourcing solutions clients, including:
For managers and client owners:

•	WebPayroll for the submission, approval and reporting of payroll data

•	tools to manage the onboarding of new employees

•	employee administration functions such as viewing or changing information about employees

•	access to client-specific compliance-related information relevant to many HR areas, including the Affordable Care Act

•	a reporting and analytics tool to create, view, save and export reports and data about employees

•	ability to manage employee time and attendance information, absences and paid time off

•	access to talent management tools in the areas of recruiting, performance management and learning management

•	access to a library of online human resources forms

•	access to a wide range of best-practices human resources management content

•	mobile access to review and approve payroll transactions and employee time entry
For WSEEs:

•	access to view, edit and change a range of employee profile information

•	online check stubs, pay history reports and W-2s

•	employee-specific benefits content, including summary plan descriptions, enrollment status and tools to assist with benefits selection

•	access to 401(k) retirement plan information

•	e-Learning web-based training

•	links to benefits providers and other key vendors

•	performance management tools including self-reviews and review history

•	ability to submit time and attendance information, absences and paid time off requests

Insperity	6	2018 Form 10-K

BUSINESS

•	mobile access to view a wide range of employee-specific information such as pay stub, insurance coverage and ID card, 401(k) balances and other commonly accessed data
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
Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and personnel management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or of both the client and us, we may assist our clients in managing and limiting liability. This assistance may include safety-related risk management reviews as well as the implementation by our clients of safety programs designed to reduce workplace accidents and, consequently, workers’ compensation claims. We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and we assist with termination decisions when consulted to attempt to minimize liability on those grounds. While we do not provide legal services to our clients, we employ in-house and external counsel who specialize in several areas of employment law, have broad experience in disputes concerning the employer/employee relationship and provide support to our internal human resources professionals. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor developments in HR-related laws and regulations, and notify clients of the potential effect of such changes on employer liability.
MarketPlaceSM provided by Insperity®. Through our many alliances with best-of-class providers, Insperity’s MarketPlace is an e-commerce portal that brings a wide range of products and services to our clients, WSEEs and their families. Through MarketPlace, which is provided through Insperity Premier, our clients also have the opportunity to offer their products and services to other clients and WSEEs.
Middle Market Solutions. We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 19.2% over 2017, representing approximately 24.6% of our total paid WSEEs during 2018.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
During 2018 and 2017, revenues from our other products and services offerings as a percentage of our total revenues were 1.1% and 1.3%, respectively.

Insperity	7	2018 Form 10-K

BUSINESS

Following are the key components of our other products and services, which are offered separately or as a bundle:
Traditional Payroll and Human Capital Management. Our Insperity Workforce Acceleration solution is a comprehensive human capital management and payroll services solution for clients that do not choose our PEO HR Outsourcing solutions. This solution combines a cloud-based human resources software suite that provides integrated payroll, HR administration and employee onboarding, benefits administration, performance management, and time and attendance functionality with HR guidance and tools, as well as reporting and analytics. In addition, through a strategic partner, Workforce Acceleration clients have access to a national, licensed insurance brokerage that specializes in the insurance needs of small businesses.
Time and Attendance. Our Time and Attendance products and services provide small to medium-sized businesses with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into clients’ payroll processing and accounting systems. The service is primarily delivered as a cloud-based solution, including Insperity Premier for our PEO HR Outsourcing solutions clients.
Performance Management. Our Performance Management products and services provide human resources software offerings including Insperity® PerformSmart® a performance management cloud-based offering. Insperity PerformSmart is available to both our Workforce Optimization and Workforce Synchronization clients. For customers utilizing PerformSmart in conjunction with our PEO HR Outsourcing solutions, we provide access through Insperity Premier. Performance Management products are sold through online subscription arrangements and through various reseller arrangements.
Organizational Planning. Organizational Planning offers cloud-based software used by companies to facilitate the creation, management and communication of detailed organizational management charts. For customers utilizing OrgPlus RealTime in conjunction with our PEO HR Outsourcing solutions, we provide access through Insperity Premier.
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
Insurance Services. Our Insurance Services solutions offer assistance through our licensed insurance agency to small and medium-sized businesses throughout the United States to secure affordable, customizable business insurance packages and life, health and disability insurance policies. Insurance Services also assists individuals in obtaining insurance coverages.
Client Service Agreement
All PEO HR Outsourcing solutions clients execute a CSA with us. The CSA provides for an ongoing relationship between Insperity and the PEO HR Outsourcing solutions client. For most clients, the CSA generally is an annual contract subject to earlier termination by Insperity or the client upon 30 days’ written notice or upon shorter notice in the event of default. CSAs for our middle market clients are generally two-year contracts, subject to earlier termination by clients upon payment of a termination fee or otherwise by the parties upon an event of default. The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes, and statutory changes that affect our costs. Under the CSA, clients

Insperity	8	2018 Form 10-K

BUSINESS

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
The CSA also establishes the division of responsibilities between us and the client as co-employers. Pursuant to the CSA, we are responsible for personnel administration and for compliance with certain employment-related government regulations. In addition, we assume liability for payment of salaries and wages (as well as related payroll taxes) of our WSEEs and responsibility for providing specified employee benefits to such persons. These liabilities are not contingent on the prepayment by the client of the associated comprehensive service fee. Instead, as a result of our employment relationship with each of our WSEEs, we are liable for payment of salary and wages to the WSEEs as reported by the client and are responsible for providing specified employee benefits to such persons regardless of whether the client pays the associated comprehensive service fee. The client retains the employees’ services and remains liable for complying with certain government regulations that require control of the worksite or daily supervisory responsibility or is otherwise beyond our ability to assume. A third group of responsibilities and liabilities are assumed by both Insperity and the client where such concurrent responsibility is appropriate. The specific division of applicable responsibilities under our CSAs generally is as follows:
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

•	Offering benefits under Insperity-sponsored employee benefit plans that comply with PPACA requirements

•	Employee benefits administration of plans sponsored solely by Insperity
Client

•	Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence, and severance payments

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation

•	Ownership and protection of all client intellectual property rights

•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA, and state and local equivalents and compliance with government contracting provisions

•	Compliance with federal, state, and local pay or play health care mandates and all such other similar federal, state and local legislation

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits

•	Professional licensing requirements, fidelity bonding, and professional liability insurance

•	Products produced and/or services provided

•	COBRA, HIPAA, PPACA, the Code and ERISA compliance for client-sponsored benefit plans

Insperity	9	2018 Form 10-K

BUSINESS

Concurrent

•	Implementation of policies and practices relating to the employee/employer relationship

•
Compliance with all federal, state and local employment laws, including Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act and immigration laws and regulations

We maintain employment practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims. Our incurred costs in excess of annual premiums with respect to this exposure have historically been insignificant to our operating results.
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
In most instances, clients are required to remit their comprehensive service fees no later than one day prior to the applicable payroll date by wire transfer or automated clearinghouse transaction. Although we are ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, we retain the ability to terminate immediately the CSA and associated WSEEs or to require prepayment, letters of credit, or other collateral upon deterioration in a client’s financial condition or upon non-payment by a client. These rights, the periodic nature of payroll, and the overall quality of our client base have resulted in an excellent overall collections history.
PEO HR Outsourcing Solutions Clients
Insperity’s PEO HR Outsourcing solutions provide value-added, full-service human resources solutions we believe are most suitable to a specific segment of the small and medium-sized business community. We target successful businesses with approximately 10 to 5,000 employees that recognize the advantage in the strategic use of high-performance human resources practices. We have set a long-term goal to serve approximately 10% of the overall small and medium-sized business community in terms of WSEEs. We serve clients and WSEEs located throughout the United States.
By region, our revenue distribution for the year ended December 31, 2018, were as follows:
Please read Note 1 “Accounting Policies,” to the Consolidated Financial Statements for additional information related to the change in revenues by region.

Insperity	10	2018 Form 10-K

BUSINESS

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
We focus heavily on client retention. During 2018 and 2017, our retention rate was approximately 86% and 85%, respectively. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was approximately 84%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger, or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.

Insperity	11	2018 Form 10-K

BUSINESS

Marketing and Sales
As of December 31, 2018, we had 67 PEO HR Outsourcing solutions sales offices located in 33 markets. Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Insperity’s markets and their respective year of entry are as follows:

Market	Sales Offices	Initial Entry Date

Houston	7	1986
San Antonio	1	1989
Austin	1	1989
Orlando	1	1989
Dallas/Fort Worth	5	1993
Atlanta	3	1994
Phoenix	1	1995
Chicago	4	1995
Washington D.C.	2	1995
Denver	2	1996
Los Angeles	6	1997
Charlotte	1	1997
St. Louis	1	1998
San Francisco	3	1998
New York	5	1999
Baltimore	2	2000
Newark	2	2000
San Diego	1	2001
Boston	3	2001
Minneapolis	2	2002
Raleigh	1	2006
Kansas City	1	2007
Columbus	1	2010
Nashville	1	2011
Philadelphia	2	2012
Seattle	1	2015
Indianapolis	1	2016
Fort Lauderdale	1	2017
Milwaukee	1	2017
Oklahoma City	1	2018
Pittsburgh	1	2018
San Jose	1	2018
Stamford	1	2018
We identify markets using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weighs various criteria that, based on our experience, we believe are reliable predictors of successful penetration. Among the factors we consider are:

Insperity	12	2018 Form 10-K

BUSINESS

•	market size, in terms of small and medium-sized businesses engaged in selected industries that meet our risk profile

•	market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers

•	existing relationships within a given market, such as vendor or client relationships

•	expansion cost issues, such as advertising and overhead costs

•
direct cost issues that bear on our effectiveness in controlling and managing the cost of our services, such as workers’ compensation and health insurance costs, unemployment risks, and various legal and other factors

•
a comparison of the services we offer to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs

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
Our organic growth model generates sales leads from five primary sources: direct sales efforts, advertising, third-party channel programs, referrals, marketing alliances, and the Internet. These leads result in initial presentations to prospective PEO HR Outsourcing solutions clients, and ultimately, prospective PEO HR Outsourcing solutions client business profiles. A prospective PEO HR Outsourcing solutions client’s business profile reflects information gathered by the BPA about the prospect’s employees, including base compensation, level of benefits coverage options, job classification, state of employment and workers’ compensation classification. This information is used to generate a bid from our customized bid system, which applies Insperity’s proprietary pricing model to the census data. Concurrent with this process, we evaluate prospective clients through the previously described comprehensive employer risk analysis. Upon completion of a favorable employer risk evaluation, the BPA presents the bid and attempts to complete the sale and enroll the prospect. Our selling process typically takes approximately 90 days for clients with less than 150 employees, and 180 days or longer for middle market clients. The process can be extended during economic downturns.
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
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry.

Insperity	13	2018 Form 10-K

BUSINESS

Based on an analysis of the 2015 through 2017 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During the three-year period from 2015 through 2017, our staff support ratio averaged 53% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 140% and 183%, respectively.
Competition in the PEO industry revolves primarily around quality of services, scope of services, choice and quality of benefits packages, reputation, and price. We believe reputation, national presence, regulatory expertise, financial resources, risk management, and information technology capabilities distinguish leading PEOs from the rest of the industry. We also believe we compete favorably in these areas; however, other PEOs may offer their PEO services at lower prices than we offer.
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
Vendor Relationships
Insperity provides benefits to its WSEEs under arrangements with a variety of vendors. We consider our contracts with UnitedHealthcare (“United”) and the Chubb Group of Insurance Companies (“Chubb”) to be the most significant elements of our employee benefits package, as they would be the most difficult to replace.
We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 86% of our health insurance coverage and expires on December 31, 2022, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
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
Information Technology
Insperity utilizes a variety of information technology capabilities to provide its PEO HR Outsourcing solutions and business performance improvement services to its clients and WSEEs and for its own administrative and management information requirements.
Insperity’s PEO HR Outsourcing solutions information systems, which include Insperity Premier, are a proprietary mix of applications that includes both internally developed and licensed software applications. These systems manage a wide range of transactions and information specific to our PEO HR Outsourcing solutions, to Insperity and to our clients and WSEEs, including:

•	WSEE enrollment

•	human resources management and employee administration

Insperity	14	2018 Form 10-K

BUSINESS

•	benefits and defined contribution plan administration

•	time and attendance collection and administration

•	payroll processing

•	client invoicing and collection

•	management information and reporting

•	sales bid calculations
Central to these systems are transaction processing capabilities that allow us to process a high volume of employee enrollment, employee administration, payroll, invoice and bid transactions that meet the specific needs of our clients and prospects. We administer our employee benefits through a proprietary application designed to process employee eligibility and enrollments, manage carrier relationships and maintain a variety of plan offerings. Our retirement services operations are conducted utilizing an industry-leading retirement plan administration application in a third-party hosted environment. Aspects of all of these components are delivered to our PEO HR Outsourcing solutions clients and WSEEs through Insperity Premier. We utilize commercially available software for other business functions such as finance and accounting, sales force activity management and customer relationship management.
Our products and services utilize a variety of owned and licensed software applications to deliver business performance improvement services to our clients, including to some of our PEO HR Outsourcing solutions clients.
Insperity has hosting facilities located at two separate leased facilities, located in Bryan, Texas and The Woodlands, Texas. These facilities host the majority of our business applications, telecommunications equipment, information security infrastructure and network equipment. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments, with the Bryan facility acting as our primary data center for all mission-critical applications. Both hosting facilities have the capacity to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required. We have an active Business Continuity Plan, which includes information technology capabilities and we utilize a variety of measures to ensure our Business Continuity Plan remains effective and available.
Our network infrastructure is designed to ensure appropriate connectivity exists among all of our facilities and employees and provides appropriate Internet connectivity to conduct business with our clients and WSEEs. The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.
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
Industry Regulations
The operations for our PEO HR Outsourcing solutions are affected by numerous federal and state laws relating to tax, insurance and employment matters. By entering into a co-employer relationship with our WSEEs, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, 42 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation. The SBEA, which was enacted in 2014, established a certification program and created a federal regulatory framework for the payment of wages to WSEEs and for the reporting and remittance of federal payroll taxes on those wages paid by CPEOs. In 2016, our PEO subsidiary, Insperity PEO Services, L.P., received its designation as a CPEO from the IRS effective as of January 1, 2017. Please read Item 1. “Business – PEO Industry” for further information.

Insperity	15	2018 Form 10-K

BUSINESS

As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our WSEEs. These plans include:

•	a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as a work-life program

•	a 401(k) retirement plan

•	cafeteria plans under Code Section 125

•	a health savings account program

•	a welfare benefits plan, which includes life, disability, and accidental death and dismemberment coverage

•	a health care flexible spending account plan

•	an educational assistance program

•	an adoption assistance program

•	a commuter benefits program
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

Insperity	16	2018 Form 10-K

BUSINESS

States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of “employer” in the context of a PEO or employee leasing arrangement has not been established.
If Insperity were found not to be an employer with respect to WSEEs for ERISA purposes, its plans would not comply with ERISA. Further, as a result of such finding, Insperity and its plans would not enjoy, with respect to WSEEs, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations as well as to claims based upon state common laws. Even if such a finding were made, we believe we would not be materially adversely affected because we would endeavor to make available similar benefits at comparable costs.
In addition to ERISA and the Code, issues related to the relationship between Insperity and its WSEEs may also arise under other federal laws, including other federal income tax laws.
Patient Protection and Affordable Care Act. The PPACA was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act. The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended until as late as 2020. While the Act did not have a material adverse impact on our results of operations in 2018, the future impact of the following provisions or changes to the provisions, including any changes or a repeal that may be proposed by this Congressional session, is unknown at this time.
Beginning in 2014, the Act provided for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 employees or less). States had the option of building a state-based exchange, entering into a state-federal partnership exchange or accepting the federally-facilitated exchange. States that accept the federally-facilitated exchange can transition to a state-based exchange at a later date. The Exchanges provide consumers with educational services and information on available options and offer a variety of health plans. Small business tax credits and subsidies are available to qualifying businesses and individuals who purchase health insurance through the Exchanges. As part of the Tax Cuts and Jobs Act enacted in December 2017, the requirements that individuals maintain health insurance coverage or pay a penalty, which was known as the individual mandate, was effectively eliminated beginning in 2019. At this time, the Exchanges, tax credits, and subsidies have not had a material impact on our operations, but the impact of future changes to these provisions is unknown.
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
Information contained in the Congressional Record, which specifically references PEOs, indicates that any pay or play penalties should apply separately to clients of a PEO and not at the PEO level. However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether the pay or play penalties apply only at the client level or whether the penalties can be applied at the PEO level. At this time, we are unable to determine if pay or play penalties may be assessed against a PEO for coverage provided to WSEEs under a PEO sponsored plan.

Insperity	17	2018 Form 10-K

BUSINESS

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
401(k) Retirement Plans. Our 401(k) Retirement Plan for WSEEs are operated pursuant to guidance provided by the IRS under Revenue Procedure 2002-21 and Revenue Procedure 2003-86, each of which provides guidance for the operation of defined contribution plans maintained by PEOs that benefit WSEEs. This guidance provides qualification standards for PEO plans that, if met, negate the inquiry of common law employer status for purposes of the exclusive benefit rule. All of Insperity’s 401(k) Retirement Plans have received determination letters from the IRS confirming the qualified status of the plans.
Employment Taxes
As a co-employer, Insperity assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our WSEEs. There are essentially three types of federal employment tax obligations included in Subtitle C - Employment Taxes of the Code:

•	withholding of income tax requirements governed by Code Section 3401, et seq.

•	obligations under FICA, governed by Code Section 3101, et seq.

•	obligations under FUTA, governed by Code Section 3301, et seq.
Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.
The SBEA provides that a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code, and shall be responsible for reporting federal employment taxes rather than the CPEO clients. Insperity PEO Services, L.P. received its designation as a CPEO from the IRS effective as of January 1, 2017.
For any client CSA that is not a CPEO contract, Code Section 3401, which applies to federal income tax withholding requirements, contains an exception to the general common law test applied to determine whether an entity is an “employer” for purposes of federal income tax withholding. Code Section 3401(d)(1) states that if the person for whom services are rendered does not have control of the payment of wages, the “employer” for this purpose is the person having control of the payment of wages. The Treasury regulations issued under Code Section 3401(d)(1) state that a third party can be deemed to be the employer of workers under this section for income tax withholding purposes where the person for whom services are rendered does not have legal control of the payment of wages. While several courts have examined Code Section 3401(d)(1), its ultimate scope has not been delineated. Moreover, the IRS has to date relied extensively on the common law test of employment in determining liability for failure to comply with federal income tax withholding requirements.
Accordingly, while we believe that we can assume the withholding obligations for WSEEs, in the event we fail to meet these obligations, the client may be held ultimately liable for those obligations. While this interpretive issue has not to our knowledge discouraged clients from enrolling with Insperity, there can be no assurance that a definitive adverse resolution of this issue would not do so in the future. These interpretive uncertainties may also impact our ability to report employment taxes on our own account rather than the accounts of our clients.
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

Insperity	18	2018 Form 10-K

BUSINESS

State Regulation
While some states do not explicitly regulate PEOs, 42 states have adopted provisions for licensing, registration, certification or recognition of PEOs, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. We believe that we are in compliance with the material requirements in all 42 states that have such laws. Regardless of whether a state has licensing, registration or certification requirements for PEOs, we must comply with a number of other state and local regulations that could impact our operations.
Corporate Office Employees
We had approximately 3,200 corporate employees as of December 31, 2018. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement.
Intellectual Property
Insperity currently has registered trademarks, copyrights and other intellectual property. We believe that our trademarks as a whole are of considerable importance to our business.

Insperity	19	2018 Form 10-K

RISK FACTORS

Item 1A.  Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully.
Adverse economic conditions could negatively affect our industry, business, and results of operations.
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
We assume liability for WSEE payroll, payroll taxes, and benefits costs and are responsible for their payment regardless of the amount billed to or paid by our clients.
Under the CSA, we become a co-employer of WSEEs and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such WSEEs. We assume such obligations as a principal, not as an agent of the client. Our obligations include responsibility for:

•	payment of the salaries and wages for work performed by WSEEs, regardless of whether the client timely pays us the associated service fee

•	withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity

•	providing benefits to WSEEs even if our costs to provide such benefits exceed the fees the client pays us
If a client does not pay us, or if the costs of benefits we provide to WSEEs exceed the fees a client pays us, our ultimate liability for WSEE payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.
Increases in health insurance costs or inability to secure replacement contracts on competitive terms could have a material adverse effect on our financial condition or results of operations.
Maintaining health insurance plans that cover WSEEs is a significant part of our business. Our primary health insurance contract expires on December 31, 2022, subject to cancellation by either party upon 180 days’ notice. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.
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
Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.
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

Insperity	20	2018 Form 10-K

RISK FACTORS

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
Although we do not believe that the Act has had a material adverse effect on our benefit plans, business model, or operations to date, the elimination of the penalty associated with the individual mandate and subsequent changes resulting from action that may be taken at the federal or state level, including repeal or repeal and replacement of the Act as has been advocated by Congressional leaders and the administration of President Trump, may impact our benefit plans, business model and future results of operations. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. For additional information related to the Act, please read Item 1. “Business - Industry Regulations - Patient Protection and Affordable Care Act.” We are currently unable to determine whether potential future changes to the Act or other regulatory action, including at the state level, may adversely affect our business or market conditions.
Increases in workers’ compensation costs or inability to secure replacement coverage on competitive terms could lead to a significant disruption to our business.
Our workers’ compensation coverage has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007. Under our current arrangement with Chubb, we have a financial responsibility to Chubb for the first $1 million layer of claims per occurrence and for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed the first $1 million. Chubb bears the financial responsibility for all claims in excess of these levels. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. For additional discussion of our policy with Chubb, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Workers’ compensation costs are a significant portion of our direct costs. If we were to experience an unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.
The current workers’ compensation coverage with Chubb expires on September 30, 2019. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
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

Insperity	21	2018 Form 10-K

RISK FACTORS

Many of our contracts for our PEO HR Outsourcing solutions may be canceled on short notice.  Our inability to renew client contracts or attract new clients could materially and adversely affect our financial conditions or results of operations.
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing Solution clients, which could materially and adversely affect our financial condition or results of operations. In addition, in the event we have a high proportion of terminating clients from our middle market client base (which are generally subject to CSAs with two-year terms), the financial impact of such an event could be significant due to the number of WSEEs involved and the longer time it takes to replace middle market clients. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 14% in 2018. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
We may be subject to liabilities for client and employee actions.
A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its WSEEs, including questions concerning the ultimate liability for violations of employment, payroll, discrimination, and workplace safety laws. Our CSA establishes the contractual division of responsibilities between Insperity and our clients for various personnel management matters, including compliance with and liability under various governmental regulations.
Because we act as a co-employer, we may be subject to liability for violations of various employment, payroll, discrimination, and workplace safety laws despite these contractual provisions, even if we do not participate in such violations. Although the CSA generally requires the client to indemnify us for certain liabilities attributable to the client’s conduct, we may not be able to collect on such a contractual indemnification claim and thus may be responsible for satisfying such liabilities to the extent that such liabilities are not covered or insured against under our insurance policies. In addition, WSEEs may be deemed to be our agents, which may subject us to liability for the actions of such WSEEs.
Competition and other developments in the HR services industry may impact our growth and/or profitability.
The human resources services industry, including the PEO industry, is highly fragmented. Many PEOs have limited operations and fewer than 1,000 WSEEs, but there are several industry participants that are comparable to our size or larger. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies, human resources consultants and human resources technology solutions as well as cloud-based self-service bundled human resources offerings. Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs such as TriNet Group, Inc. In many cases, these competitors offer a reduced service PEO offering at a lower price than our PEO HR Outsourcing solutions. We expect that as the PEO industry grows and its regulatory framework becomes better established, well organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services. In addition, competitors may be able to offer or develop new technology-based lower service models that may require us to make substantial investments in order to effectively compete.
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2018, approximately 14% of our WSEEs were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.

Insperity	22	2018 Form 10-K

RISK FACTORS

Changes in federal, state and local regulation or our inability to obtain licenses under new regulatory frameworks could have a material adverse effect on our results of operations or financial condition.
As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these current laws (such as the Act, ERISA and federal and state employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform despite the SBEA having provided clarification under federal employment tax laws for CPEOs. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship or PEO health insurance plans. Any adverse application of, or adverse legislative/regulatory response to, new or existing federal or state laws to the PEO relationship with our WSEEs and client companies could have a material adverse effect on our results of operations or financial condition.
While some states do not explicitly regulate PEOs, 42 states have passed laws that have recognition, licensing, certification or registration requirements for PEOs and several other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs, and in some cases codify and clarify the co-employment relationship for unemployment, workers’ compensation and other purposes under state law. In addition, the SBEA provides certain benefits for companies that qualify as a CPEO. While we generally support licensing regulation because it serves to validate the PEO relationship, we may not be able to satisfy licensing requirements or other applicable regulations for all states. In addition, there can be no assurance that we will be able to renew our licenses in all states or that we will be able to maintain our CPEO designation.
Geographic market concentration makes our results of operations vulnerable to regional economic factors.
Our New York, California and Texas markets accounted for approximately 10%, 16% and 22% (including 10% in Houston), respectively, of our WSEEs for the year ended December 31, 2018. Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California and Texas.
A determination that a client is liable for employment taxes not paid by a PEO may discourage clients from contracting with us in the future.
Under the CSA, we assume sole responsibility and liability for paying federal employment taxes imposed under the Code with respect to wages and salaries we pay our WSEEs. There are essentially three types of federal employment tax obligations:

•	income tax withholding requirements

•	FICA

•	FUTA
Under the Code, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. The SBEA clarifies that a CPEO is treated as the employer for purposes of federal payroll taxes on wages it pays to WSEEs. Most states impose similar employment tax obligations on the employer. While the CSA provides that we have sole legal responsibility for making these tax contributions, the applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client may be held jointly and severally liable for those obligations. While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with Insperity, a definitive adverse resolution of this issue may discourage clients from enrolling in the future.
Failure of our information technology systems, including from cyber attacks and data breaches, could damage our reputation, materially disrupt our business operations, and increase our costs and cause losses.
Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex

Insperity	23	2018 Form 10-K

RISK FACTORS

infrastructure, some of which is provided by third-party vendors. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations, we may lose existing clients and may have difficulty attracting new clients.
In connection with our HR services offerings, we collect, use, transmit and store large amounts of personal and business information about our WSEEs and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. Attacks on information technology systems continue to grow in frequency and sophistication, and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we do not have the ability to monitor the implementation of similar safeguards by our vendors, clients or WSEEs.
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
We are also subject to various federal and state laws, rules and regulations relating to the collection, use, transmission and security and privacy of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. It is possible that these federal and states laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. The future enactment of more restrictive laws, rules or regulations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability. Additionally, any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
The failure of our insurance carriers or financial institutions could have a material adverse effect on us.
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

Insperity	24	2018 Form 10-K

RISK FACTORS

New and higher federal, state and local taxes could have a material adverse impact on our financial condition and results of operations.
In times of economic slowdowns, states and municipalities in which we operate may experience reductions in tax revenues and corresponding budget deficits. In response to budget shortfalls, many states and municipalities have in the past and may in the future increase or enact new taxes on businesses operating within their tax jurisdiction, including business activity taxes and income taxes. In addition, federal, state and local taxing agencies may increase their audit activity in an effort to identify additional tax revenues. New tax assessments on our operations could result in increased costs. Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited. As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.
Failure to integrate or realize the expected return on our acquisitions and investments could have a material adverse impact on our financial condition or results of operations.
We have adopted a strategy to market and sell additional products and services within and outside of traditional PEO HR Outsourcing solutions. As part of this strategy, periodically we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets. Acquiring new businesses involves a number of risks such as over-valuation of the acquired companies, entering markets or businesses in which we have no prior experience, integrating the technology, operations, and personnel, diversion of management’s attention from other business concerns and litigation resulting from the activities of the acquired company. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, or impairment of acquired assets. Such developments could have a material impact to our financial condition, results of operations and future growth rates. Based on market conditions or changes in operating plans, the fair value of our other acquired businesses could decline, requiring us to record impairment charges for all or portions of the investments.
Our business could be disrupted as a result of actions of certain stockholders.
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

Insperity	25	2018 Form 10-K

OTHER INFORMATION

Item 1B.  Unresolved Staff Comments.
None.

Insperity	26	2018 Form 10-K

PROPERTIES

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
Corporate Facilities
Our corporate headquarters is located in Kingwood, Texas, in a campus-style facility. This 33-acre company-owned office campus includes 430,000 square feet of office space and approximately 9 acres of undeveloped land for future expansion. Development and support operations are located in the Kingwood facility. In February 2019, we executed a contract to construct a 270,000 square foot office facility to be located on our corporate campus. Please read Item 9B. “Other Information” for additional information.
We have hosting facilities, totaling approximately 2,000 square feet, located at two separate leased facilities. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment. The facilities, located in Bryan, Texas and The Woodlands, Texas, are under lease until 2024 and 2022, respectively.
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
The Houston service center, which currently services approximately 21% of our worksite employee base, is located on our corporate campus.
The Los Angeles service center, which currently services approximately 22% of our worksite employee base, is located in a 39,000 square foot facility under lease until 2029.
Sales and Service Offices
As of December 31, 2018, we had sales and service personnel in 59 facilities located in 33 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2018, we had 67 sales offices in these 33 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

Insperity	27	2018 Form 10-K

LEGAL PROCEEDINGS

Item 3.  Legal Proceedings.
We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business that we believe would not have a material adverse effect on our financial condition or results of operations, except as discussed in Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

Insperity	28	2018 Form 10-K

EXECUTIVE OFFICERS

Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 4, 2019) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	62	Chairman of the Board and Chief Executive Officer
A. Steve Arizpe	61	Executive Vice President of Client Services and Chief Operating Officer
Jay E. Mincks	65	Executive Vice President of Sales and Marketing
Douglas S. Sharp	57	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	52	Senior Vice President of Legal, General Counsel and Secretary
James D. Allison	50	Senior Vice President of Gross Profit Operations
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
Daniel D. Herink has served as Senior Vice President of Legal, General Counsel and Secretary since May 2008. Mr. Herink joined Insperity in 2000 as Assistant General Counsel and was promoted to Associate General Counsel in 2002. He was promoted and elected to Vice President of Legal, General Counsel and Secretary in May 2007. Mr. Herink previously served as an attorney at Rodriguez, Colvin & Chaney, L.L.P. and McGinnis, Lochridge & Kilgore, L.L.P. He earned his Bachelor of Science degree in business administration from the University of Nebraska and a Doctorate of Jurisprudence from The University of Texas School of Law, where he was a member of the Texas Law Review and The Order of the Coif. Mr. Herink is also a certified public accountant.
James D. Allison has served as Senior Vice President of Gross Profit Operations since May 2018. Mr. Allison joined Insperity in 1997 and has held positions of increased responsibility, including Manager of Financial Reporting, Director of Accounting, Managing Director of Planning and Analysis, Managing Director of Finance, and Senior Vice President of Pricing and Cost Analysis. Mr. Allison has served on the Accounting Practices Committee of NAPEO and, prior to joining Insperity, he worked in the audit practice of Ernst & Young LLP. Mr. Allison earned his Bachelor of Business Administration and Master in Professional Accounting degrees from the University of Texas and is a certified public accountant.

Insperity	29	2018 Form 10-K

STOCK ACTIVITIES

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 4, 2019, there were 411 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2018 – 10/31/2018	186,000	$107.06	186,000	2,411,564
11/01/2018 – 11/30/2018	394,000	100.63	394,000	2,017,564
12/01/2018 – 12/31/2018	406,458	92.33	406,409	1,611,155
Total	986,458	$98.42	986,409
__________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock. During the three months ended December 31, 2018, 986,409 shares were repurchased under the program. As of December 31, 2018, we were authorized to repurchase an additional 1,611,155 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all the shares authorized for repurchase under the repurchase program.

(2)
During the three months ended December 31, 2018, 49 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

Insperity	30	2018 Form 10-K

STOCK ACTIVITIES

Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2013, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P 1500 Composite Human Resources and Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2013.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index,
and S&P 1500 Composite Human Resource and Employment Services Index
*$100 invested on 12/31/13 in Insperity stock or in the specified index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18

Insperity, Inc.	100.00	102.09	147.64	220.80	367.89	604.10
S&P Smallcap 600	100.00	105.76	103.67	131.20	148.56	135.96
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
S&P 1500 Composite Human Resource and Employment Services	100.00	104.57	108.13	119.90	153.45	129.80
This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Insperity	31	2018 Form 10-K

SELECTED FINANCIAL DATA

Item 6.  Selected Financial Data.
The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in thousands, except per share and statistical data)	Year Ended December 31,
	2018	2017		2016		2015		2014

Income Statement Data:
Revenues(1)	$3,828,549	$3,300,223		$2,941,347		$2,603,614		$2,357,788
Gross profit	681,909	572,731		491,610		437,867		403,805
Operating income	179,036	129,941		106,306		65,699	(2)	47,474	(3)
Net income	135,413	84,402		65,991		39,390		28,004
Diluted EPS	3.22	2.01	(4)	1.54	(4)	0.79	(4)	0.53	(4)(5)

Non-GAAP Financial Measures(6):
Adjusted net income	$157,536	$103,005		$76,718		$54,519		$36,734
Adjusted EPS	3.75	2.45	(4)	1.79	(4)	1.10	(4)	0.72	(4)
Adjusted EBITDA	239,601	177,681		141,183		110,014		84,124

Balance Sheet Data:
Working capital	$94,204	$54,206		$39,364		$54,337		$66,742
Total assets	1,191,816	1,063,695		907,174		784,912		792,595
Total debt	144,400	104,400		104,400		—		—
Total stockholders’ equity	77,676	66,321		60,525		172,455		204,096
Cash dividends per share	0.80	1.58	(4)(7)	0.49	(4)	0.43	(4)	1.37	(4)(7)

Average WSEEs paid	209,123	182,696		165,850		145,830		130,718

Statistical Data (per WSEE per month):
Revenues(8)	$1,526	$1,505		$1,478		$1,488		$1,503
Gross profit	272	261		247		250		257
Operating income	71	59		53		38		30
Adjusted EBITDA(6)	95	81		71		63		54
____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014

Gross billings	$23,830,731	$20,173,812	$17,932,857	$15,806,178	$14,186,921
Less: WSEE payroll cost	20,002,182	16,873,589	14,991,510	13,202,564	11,829,133
Revenues	$3,828,549	$3,300,223	$2,941,347	$2,603,614	$2,357,788

(2)
Includes non-cash impairment and other charges in the first and second quarters of 2015 of $9.8 million and $1.3 million, respectively, partially offset by a reduction of $0.6 million in the fourth quarter of 2015.

(3)	Includes a non-cash impairment charge in the second quarter of 2014 of $2.5 million. Also includes a non-cash charge in 2014 of $1.2 million.

(4)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.

(5)	Includes the impact of dividends exceeding earnings under the two-class method, resulting in a $0.03 earnings per share decrease in 2014.

Insperity	32	2018 Form 10-K

SELECTED FINANCIAL DATA

(6)
These are non-GAAP measures used by management to analyze Insperity’s performance. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

(7)	Includes a $1.00 per share special dividend paid in both the fourth quarters of 2017 and 2014.

(8)	Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2018	2017	2016	2015	2014
Gross billings	$9,496	$9,202	$9,011	$9,032	$9,044
Less: WSEE payroll cost	7,970	7,697	7,533	7,544	7,541
Revenues	$1,526	$1,505	$1,478	$1,488	$1,503

Insperity	33	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Executive Summary
Overview
Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients. Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our PEO HR Outsourcing solutions), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services. Our overall operating results can be measured in terms of revenues, gross profit or adjusted EBITDA per WSEE per month. We often use the average number of WSEEs paid during a period as our unit of measurement in analyzing and discussing our results of operations.
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as Workforce Acceleration. We also offer a number of other business performance solutions, including Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management, Retirement Services, and Insurance Services, many of which are primarily offered via cloud-based delivery models. These other products or services are offered separately or with our other solutions.
2018 Highlights
Our results for 2018 reflect the impact of continued worksite employee (“WSEE”) growth and effective management of gross profit and operating costs contributing to our significant earnings growth. We ended 2018 averaging 221,809 paid WSEEs, which represents a 17.0% increase over fourth quarter 2017. We expect the average number of paid WSEEs per month to be between 224,000 and 226,000 in the first quarter 2019.
2018 Compared to 2017

•	Average number of WSEEs paid per month increased 14.5% to 209,123, driving a 19.1% gross profit increase

•	Net income and diluted earnings per share (“Diluted EPS”) increased 60.4% and 60.2% to $135.4 million and $3.22, respectively

•	Adjusted EBITDA increased 34.8% to $239.6 million

•	Adjusted net income increased 52.9% to $157.5 million

•	Adjusted EPS increased 53.1% to $3.75

•
Approximately 24.6% and 23.6% of our average paid WSEEs were in our middle market sector for the years ended December 31, 2018 and 2017, respectively, which is generally defined as companies with 150 to 5,000 WSEEs.

•	Our average gross profit per worksite employee per month was $272 in 2018 and $261 in 2017.

Insperity	34	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Operating expenses increased 13.6% in 2018 to $502.9 million. On a per worksite employee per month basis, operating expenses decreased from $202 in 2017 to $201 in 2018.

•	Adjusted operating expenses increased 12.0% in 2018 to $493.6 million. On a per worksite employee per month basis, adjusted operating expenses decreased from $201 in 2017 to $197 in 2018.

•	Net income in 2018 was $135.4 million, a 60.4% increase compared to 2017.

•	Our adjusted EBITDA per worksite employee per month increased 17.3% from $81 in 2017 to $95 in 2018.

•	We ended 2018 with working capital of $94.2 million.

•	During 2018, we paid $33.4 million in dividends and repurchased 1.2 million shares of our common stock at a cost of $113.3 million.
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, adjusted EPS and adjusted operating expenses to their most directly comparable financial measures calculated and presented in accordance with GAAP.
Revenues
We account for our revenues in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Our PEO HR Outsourcing solutions gross billings to clients include the payroll cost of each worksite employee at the client location and a markup computed as a percentage of each worksite employee’s payroll cost. We invoice the gross billings concurrently with each periodic payroll of our WSEEs. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.
Our revenues are primarily dependent on the number of clients enrolled, the resulting number of WSEEs paid each period and the number of WSEEs enrolled in our benefit plans. Because our total markup is computed as a percentage of payroll cost, certain revenues are also affected by the payroll cost of WSEEs, which may fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.
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

Insperity	35	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Operating Expenses

•
Salaries, wages and payroll taxes – Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any additional incentive compensation. Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology, administrative support personnel and those associated with our other products and services.

•	Stock-based compensation – Our stock-based compensation relates to the recognition of non-cash compensation expense over the vesting period of restricted stock and long-term incentive plan awards.

•
Commissions – Commissions expense consists primarily of amounts paid to sales managers and BPAs as well as channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.

•
Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Insperity Invitational™ presented by UnitedHealthcare® sponsorship.

•	General and administrative expenses – Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices

•	outside professional service fees related to legal, consulting, and accounting services

•	administrative costs, such as postage, printing, and supplies

•	employee travel and training expenses

•	technology expenses

•	facility repairs and maintenance costs

•
Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development, technology infrastructure and that associated with our acquisitions.

•
Impairment charges and other – Impairment charges and other consist of non-cash expense associated with the decline in fair value of long-lived and intangible assets, including goodwill. Please read Note 1 “Accounting Policies,” to the Consolidated Financial Statements for additional information.

Other Income (Expense)
Other income (expense) includes interest charges incurred in connection with borrowings under our credit facility and interest income earned on our cash, cash equivalents and marketable securities. Please read “—Liquidity and Capital Resources” for additional information.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law. The 2017 Tax Reform Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018. As a result, we remeasured our deferred tax assets at the new lower corporate income tax rate and recorded a non-cash tax charge of $2.5 million in 2017. Our provision for income taxes typically differs from the U.S. statutory rate of 21%, due primarily to state income taxes, non-deductible expenses and

Insperity	36	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

various tax credits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, stock-based compensation, software development costs, accrued incentive compensation and depreciation. Changes in these items are reflected in our financial statements through a deferred income tax provision. Please read Note 7 to the Consolidated Financial statements, “Income Taxes,” for additional information.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, client bad debts, income taxes, property and equipment, goodwill and other intangibles, and contingent liabilities. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

•
Benefits costs – We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.

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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums on our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2018, Plan Costs were more than the premiums paid and owed to United by $6.3 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $15.3 million difference is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2018, were $15.2 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
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

Insperity	37	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the sensitivity of changes in the completion rate and annual trend on our estimate of total benefit costs of $1.7 billion in 2018:

Change in Completion Rate and Annual Trend	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(21,170)	$15,729
(1.0)%	(8,468)	6,292
1.0%	8,468	(6,292)
2.5%	21,170	(15,729)

•
Workers’ compensation costs – Since 2007, our workers’ compensation coverage has been provided through our arrangement with Chubb. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million.

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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2018 and 2017, we reduced accrued workers’ compensation costs by $18.8 million and $16.3 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 2.6% in 2018 and 1.6% in 2017) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
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
The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $86.0 million in 2018:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(4,044)	$3,005
(2.5)%	(2,022)	1,502
2.5%	2,022	(1,502)
5.0%	4,044	(3,005)

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated worksite employee payroll levels and expected

Insperity	38	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2018, we received $19.4 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2018, we had restricted cash of $42.2 million and deposits of $166.5 million. We have estimated and accrued $229.6 million in incurred workers’ compensation claim costs as of December 31, 2018. Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Consolidated Balance Sheets.

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

•
Deferred taxes – We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our ability to realize our deferred tax assets could change from our current estimates. If we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase net income in the period that such determination is made. Likewise, should we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to increase the valuation allowance would reduce net income in the period such determination is made. In 2018, we finalized certain tax positions when we filed our 2017 federal tax return, and concluded no further adjustments were required to our net deferred tax asset balance of $8.8 million as of December 31, 2018 related to the remeasurement of our deferred tax assets under the 2017 Tax Reform Act.

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
To mitigate this risk, we have established very tight credit policies. We generally require our PEO HR Outsourcing solutions clients to pay their comprehensive service fees no later than one day prior to the applicable payroll date. In addition, we generally maintain the right to terminate the CSA and associated WSEEs or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee. As a result of these efforts, losses related to client nonpayment have historically been low as a percentage of revenues. However, if our clients’ financial conditions were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

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

Insperity	39	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. We expect the lease commitments discussed in Note 11, to the Consolidated Financial Statements, “Leases” to appear on our Consolidated Balance Sheets in the form of a lease asset and a lease liability. Such amounts are based on the present value of such commitments using our incremental borrowing rate. We plan to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. We do not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.

Insperity	40	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table summarized our key financial and statistical information related to our results of operations:

(in thousands, except per share and statistical data)	Year Ended December 31,					% Change
	2018	2017		2016		2018 v 2017	2017 v 2016

Financial data:
Revenues(1)	$3,828,549	$3,300,223		$2,941,347		16.0%	12.2%
Gross profit	681,909	572,731		491,610		19.1%	16.5%
Operating expenses	502,873	442,790		385,304		13.6%	14.9%
Operating income	179,036	129,941		106,306		37.8%	22.2%
Other income (expense)	3,324	200		(1,129)		—	—
Net income	135,413	84,402		65,991		60.4%	27.9%
Diluted EPS	3.22	2.01	(2)	1.54	(2)	60.2%	30.5%

Non-GAAP financial measures(3):
Adjusted net income	$157,536	$103,005		$76,718		52.9%	34.3%
Adjusted EBITDA	239,601	177,681		141,183		34.8%	25.9%
Adjusted EPS	3.75	2.45	(2)	1.79	(2)	53.1%	36.9%

Average WSEEs paid	209,123	182,696		165,850		14.5%	10.2%

Statistical data (per WSEE per month):
Revenues(4)	$1,526	$1,505		$1,478		1.4%	1.8%
Gross profit	272	261		247		4.2%	5.7%
Operating expenses	201	202		194		(0.5)%	4.1%
Operating income	71	59		53		20.3%	11.3%
Net income	54	38		33		42.1%	15.2%
Adjusted EBITDA(3)	95	81		71		17.3%	14.1%
___________________________________
(1)Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016

Gross billings	$23,830,731	$20,173,812	$17,932,857
Less: WSEE payroll cost	20,002,182	16,873,589	14,991,510
Revenues	$3,828,549	$3,300,223	$2,941,347

(2)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

(3)
Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(4)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2018	2017	2016
Gross billings	$9,496	$9,202	$9,011
Less: WSEE payroll cost	7,970	7,697	7,533
Revenues	$1,526	$1,505	$1,478

Insperity	41	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Operating Metrics
We monitor certain key metrics to measure our performance, including:

•	WSEEs

•	Adjusted EBITDA

•	Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through WSEE new hires and layoffs.

•
During 2018, the number of WSEEs paid from new client sales increased 27.0% over 2017 on a 16.2% increase in the average number of Business Performance Advisors (“BPAs”). In addition, the net change in existing clients and client retention improved compared to 2017.

•
During 2017, the number of WSEEs paid from new client sales increased 10.1% over 2016 on an 11.7% increase in the average number of BPAs. In addition, the net change in existing clients and client retention declined compared to 2016.

Average WSEEs Paid and
Year-over-Year Growth Percentage
209,123
182,696
165,850
14.5%
10.2%
13.7%
2018
2017
2016

Adjusted EBITDA and
Year-over-Year Growth Percentage
$239,601
$177,681
$141,183
34.8%
25.9%
28.3%
2018
2017
2016

Adjusted EPS and
Year-over-Year Growth Percentage
$3.75
$2.45
$1.79
53.1%
36.9%
62.7%
2018
2017
2016

Revenues
2018 Compared to 2017
Our revenues for 2018 were $3.8 billion, an increase of 16.0%, primarily due to the following:

•	Average WSEEs paid increased 14.5%

•	Revenues per WSEE per month increased 1.4%, or $21
2017 Compared to 2016

Insperity	42	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our revenues for 2017 were $3.3 billion, an increase of 12.2%, primarily due to the following:

•	Average WSEEs paid increased 10.2%

•	Revenues per WSEE per month increased 1.8%, or $27
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)
The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:
Significant Markets
Gross Profit
In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the costs directly associated with our WSEEs, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, our gross profit per WSEE and our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

Insperity	43	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our gross billings charged to our PEO Outsourcing solutions clients are subject to pricing arrangements that are typically renewed annually. We use gross profit per WSEE per month as our principal measurement of relative performance at the gross profit level.

Gross Profit and
Year-over-Year Growth Percentage
(in thousands)
$681,909
$572,731
$491,610
19.1%
16.5%
12.3%
2018
2017
2016

Gross Profit per WSEE per Month and
Year-over-Year Growth Percentage
$272
$261
$247
4.2%
5.7%
(1.2)%
2018
2017
2016

2018 Compared to 2017
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. The net decrease in costs between 2018 and 2017 due to changes in cost estimates for benefits and workers compensation totaled $5.0 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•	The cost of group health insurance and related employee benefits increased $6 per WSEE per month, or 2.2%, on a per covered employee basis.

•
Changes in estimated claims run-off related to prior periods was a reduction of $1.3 million, or $1 per WSEE per month, in 2018 compared to an increase of $1.2 million, or $1 per worksite employee per month, in 2017.

•	The percentage of WSEEs covered under our health insurance plan was 68.0% in 2018 and 68.8% in 2017.
Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management contributed to the reduction in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original costs estimates.

•	Workers’ compensation costs increased 6.2%, but decreased $3 on a per WSEE per month basis, in 2018 compared to 2017.

Insperity	44	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
As a result of closing out claims incurred in prior periods at lower than expected costs, we recorded a reduction in workers’ compensation costs of $18.8 million, or 0.11% of non-bonus payroll costs, in 2018 compared to a reduction of $16.3 million, or 0.11% of non-bonus payroll costs, in 2017. The 2018 period costs include the impact of a 2.6% discount rate used to accrue workers’ compensation loss claims, compared to a 1.6% discount rate used in the 2017 period.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in 2018 were 0.49% compared to 0.54% in 2017.
Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 15.8%, or $6 per WSEE per month, due primarily to an 18.5% increase in payroll costs offset by lower unemployment tax rates in 2018.

•	Payroll taxes as a percentage of payroll cost were 6.7% in 2018 compared to 6.9% in 2017.
2017 Compared to 2016
The net decrease in costs between 2017 and 2016 due to changes in cost estimates for benefits and workers compensation totaled $9.3 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•	The cost of group health insurance and related employee benefits increased $4 per WSEE per month, or 1.2%, on a per covered employee basis.

•
Changes in estimated claims run-off related to prior periods was an increase of $1.2 million, or $1 per WSEE per month, in 2017 compared to $5.1 million, or $3 per worksite employee per month, in 2016.

•	The percentage of WSEEs covered under our health insurance plan was 68.8% in 2017 and 69.2% in 2016.
Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management contributed to the reduction in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original costs estimates.

•	Workers’ compensation costs increased 2.2%, but decreased $3 on a per WSEE per month basis, in 2017 compared to 2016.

•
As a result of closing out claims incurred in prior periods at lower than expected costs, we recorded a reduction in workers’ compensation costs of $16.3 million, or 0.11% of non-bonus payroll costs, in 2017 compared to $10.9 million, or 0.08% of non-bonus payroll costs, in 2016. The 2017 period costs include the impact of a 1.6% discount rate used to accrue workers’ compensation loss claims, compared to a 1.1% discount rate used in the 2016 period.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in 2017 were 0.54% compared to 0.59% in 2016.
Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

Insperity	45	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Payroll taxes increased 12.6% primarily due to a 12.6% increase in payroll costs, or $12 on a per WSEE per month basis.

•	Payroll taxes as a percentage of payroll cost were 6.9% in 2017 compared to 6.8% in 2016.
Operating Expenses
2018 Compared to 2017
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
	$			WSEE
(in thousands, except per WSEE)	2018	2017	% Change	2018	2017	% Change

Salaries	$301,027	$259,531	16.0%	$120	$118	1.7%
Stock-based compensation	20,425	24,345	(16.1)%	8	11	(27.3)%
Commissions	28,957	22,773	27.2%	12	10	20.0%
Advertising	18,554	16,686	11.2%	7	8	(12.5)%
General and administrative	111,068	101,273	9.7%	45	46	(2.2)%
Depreciation and amortization	22,842	18,182	25.6%	9	9	—
Total operating expenses	$502,873	$442,790	13.6%	$201	$202	(0.5)%
Operating expenses for 2018 increased 13.6% to $502.9 million compared to $442.8 million in 2017. Operating expenses per WSEE per month for 2018 decreased 0.5% to $201 compared to $202 in 2017.

•
Salaries of corporate and sales staff increased 16.0% to $301.0 million, or $2 per WSEE per month, compared to 2017. The increase was primarily due to a $9.3 million charge related to a one-time tax reform bonus paid to corporate employees, a 10.7% increase in headcount, including a 16.2% increase in BPAs in 2018, and additional incentive compensation expense as a result of stronger operating results.

•
Stock-based compensation decreased 16.1% to $20.4 million, or $3 per WSEE per month, compared to 2017. This decrease was primarily due to the acceleration of restricted stock awards and associated expense into the fourth quarter of 2017 that were originally scheduled to vest in the first quarter of 2018. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

•
Commissions expense increased 27.2% to $29.0 million, or $2 per WSEE per month, compared to 2017. Commissions are primarily due to commissions associated with the growth in our PEO HR Outsourcing solutions including an increase in the amount of sales channel referral fees paid in 2018.

•
Advertising expense increased 11.2% to $18.6 million, but decreased $1 on a per WSEE per month basis, compared to 2017. The increase was due to additional spending on sponsorships, promotional items and billboard advertising.

•
General and administrative expenses increased 9.7% to $111.1 million, but decreased $1 on a per WSEE per month basis, compared to 2017. The increase was due to increased travel and training expenses associated with the increase in BPAs, professional services, technology costs, rent and office expenses, partially offset by the non-recurrence of charitable contributions made in 2017 related to Hurricane Harvey relief efforts.

•
Depreciation and amortization expense increased 25.6% to $22.8 million, but remained flat on a per WSEE per month basis, compared to 2017. The increase was primarily due to increased capital expenditures related to software development costs.

Insperity	46	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017 Compared to 2016
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
	$			WSEE
(in thousands, except per WSEE)	2017	2016	% Change	2017	2016	% Change

Salaries	$259,531	$229,589	13.0%	$118	$115	2.6%
Stock-based compensation	24,345	16,643	46.3%	11	8	37.5%
Commissions	22,773	19,288	18.1%	10	10	—
Advertising	16,686	16,447	1.5%	8	8	—
General and administrative	101,273	86,693	16.8%	46	44	4.5%
Depreciation and amortization	18,182	16,644	9.2%	9	9	—
Total operating expenses	$442,790	$385,304	14.9%	$202	$194	4.1%
Operating expenses for 2017 increased 14.9% to $442.8 million compared to $385.3 million in 2016. Operating expenses per WSEE per month for 2017 increased 4.1% to $202 compared to $194 in 2016.

•
Salaries of corporate and sales staff for 2017 increased 13.0% to $259.5 million, or $3 per WSEE per month, compared to 2016. The increase was primarily due to an 8.3% rise in headcount, including an 11.7% increase in BPAs in 2017 and additional incentive compensation as a result of stronger operating results.

•
Stock-based compensation for 2017 increased 46.3% to $24.3 million, or $3 per WSEE per month, compared to 2016. This increase was primarily due to awards issued under our Long-Term Incentive Program established in 2015 and the acceleration of restricted stock awards that were scheduled to vest in the first quarter of 2018 in order to maximize our tax deduction on certain restricted stock vestings, which would have been limited under the 2017 Tax Reform Act. Stock-based compensation expense represents amortization of restricted stock and long-term incentive awards granted to employees and the annual stock grant made to non-employee directors. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

•
Commissions expense for 2017 increased 18.1% to $22.8 million, but remained flat on a per WSEE per month basis, compared to 2016. Commissions are primarily associated with compensation to our sales force for sales of our PEO HR Outsourcing solutions.

•
General and administrative expenses for 2017 increased 16.8% to $101.3 million, or $2 per WSEE per month , compared to 2016. Included in 2017 is a $2.0 million donation to Hurricane Harvey relief efforts. The remaining increase was due to increased travel, meals and training on a higher level of corporate employee, event expenses associated with a new client referral program, technology maintenance costs and office costs.

•
Depreciation and amortization expense for 2017 increased 9.2% to $18.2 million, but remained flat on a per WSEE per month basis, compared to 2016. The increase was primarily due to $1.1 million of depreciation and amortization expense related to the new facility opened on our corporate campus in early 2017.

Other Income (Expense)
Other income (expense), net was income of $3.3 million in 2018, income of $0.2 million in 2017 and expense of $1.1 million in 2016. The 2018 increase in income was primarily due to interest income earned on our investments. Please read Note 2 to the Consolidated Financial Statements, “Cash, Cash Equivalents and Marketable Securities,” for additional information.
Income Tax Expense
Our effective income tax rate was 25.7% in 2018, 35.1% in 2017 and 37.3% in 2016.

Insperity	47	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2018 we incurred federal and state income tax expense of $46.9 million on pre-tax income of $182.4 million. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by a $2.7 million tax benefit associated wtih equity compensation.
During 2017 we incurred federal and state income tax expense of $45.7 million on pre-tax income of $130.1 million. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses, including a non-cash tax charge of $2.5 million related to the enactment of the 2017 Tax Reform Act offset by $6.2 million of tax benefits associated with equity compensation.
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
Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional information.
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

Insperity	48	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measure	Definition	Benefit of Non-GAAP Measure
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
We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

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

Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2018		2017		2016
	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$20,002,182	$7,971	$16,873,589	$7,697	$14,991,510	$7,533
Less: Bonus payroll cost	2,498,875	996	1,959,053	894	1,648,936	829
Non-bonus payroll cost	$17,503,307	$6,975	$14,914,536	$6,803	$13,342,574	$6,704
% Change year over year	17.4%	2.5%	11.8%	1.5%	15.1%	1.2%

Insperity	49	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of EBITDA (GAAP) and adjusted EBITDA (non-GAAP):

(in thousands, except per WSEE per month)	Year Ended December 31,
	2018		2017		2016		2015		2014
	$	WSEE	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$135,413	$54	$84,402	$38	$65,991	$33	$39,390	$23	$28,004	$18
Income tax expense	46,947	19	45,739	21	39,186	19	26,229	14	19,623	13
Interest expense	4,668	2	3,213	1	2,396	1	459	—	370	—
Depreciation and amortization	22,842	9	18,182	9	16,644	9	18,565	11	21,387	14
EBITDA	209,870	84	151,536	69	124,217	62	84,643	48	69,384	45
Impairment charges and other	—	—	—	—	—	—	10,480	6	3,687	2
Stock-based compensation	20,425	8	24,345	11	16,643	8	13,345	8	11,053	7
One-time tax reform bonus	9,306	3	—	—	—	—	—	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	2,000	1	—	—	—	—	—	—
Other	—	—	(200)	—	—	—	—	—	—	—
Stockholder advisory expenses	—	—	—	—	323	1	1,546	1	—	—
Adjusted EBITDA	$239,601	$95	$177,681	$81	$141,183	$71	$110,014	$63	$84,124	$54
% Change year over year	34.8%	17.3%	25.9%	14.1%	28.3%	12.7%	30.8%	16.7%	(8.9)%	(10.0)%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

	December 31,
(in thousands)	2018	2017

Cash, cash equivalents and marketable securities	$387,554	$356,220
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	224,487	271,547
Client prepayments	34,177	23,603
Adjusted cash, cash equivalents and marketable securities	$128,890	$61,070

Insperity	50	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2018		2017		2016
	$	WSEE	$	WSEE	$	WSEE

Operating expenses	$502,873	$201	$442,790	$202	$385,304	$194
Less:
One-time tax reform bonus	9,306	4	—	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	2,000	1	—	—
Stockholder advisory expenses	—	—	—	—	323	1
Adjusted operating expenses	$493,567	$197	$440,790	$201	$384,981	$193
% Change year over year	12.0%	(2.0)%	14.5%	4.1%	6.9%	(6.3)%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014

Net income	$135,413	$84,402	$65,991	$39,390	$28,004
Non-GAAP adjustments:
Impairment charges and other(1)	—	—	—	10,480	3,687
Stock-based compensation	20,425	24,345	16,643	13,345	11,053
One-time tax reform bonus	9,306	—	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	2,000	—	—	—
Other	—	(200)	—	—	—
Stockholder advisory expenses	—	—	323	1,546	—
Total non-GAAP adjustments	29,731	26,145	16,966	25,371	14,740
Tax effect of non-GAAP adjustments	(7,608)	(9,354)	(6,239)	(10,242)	(6,010)
Enactment of the 2017 Tax Reform Act	—	2,481	—	—	—
Disaster relief tax credit	—	(669)	—	—	—
Adjusted net income	$157,536	$103,005	$76,718	$54,519	$36,734
% Change year over year	52.9%	34.3%	40.7%	48.4%	(13.1)%
____________________________________

(1)
Includes impairment and other charges of $10. 5 million related to the sale of two aircraft in 2015, a $2.5 million charge associated with the Employment Screening reporting unit in 2014 and a $1.2 million non-cash charge related to a revision in our office consolidation plans in 2014.

Insperity	51	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP)(1):

	Year Ended December 31,
(amounts per share)	2018	2017	2016	2015	2014

Diluted EPS	$3.22	$2.01	$1.54	$0.79	$0.53
Non-GAAP adjustments:
Impairment charges and other	—	—	—	0.21	0.07
Stock-based compensation	0.49	0.58	0.39	0.27	0.21
One-time tax reform bonus	0.22	—	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	0.05	—	—	—
Other	—	(0.01)	—	—	—
Stockholder advisory expenses	—	—	0.01	0.03	—
Impact of dividends exceeding earnings	—	—	—	—	0.03
Total non-GAAP adjustments	0.71	0.62	0.40	0.51	0.31
Tax effect of non-GAAP adjustments	(0.18)	(0.22)	(0.15)	(0.20)	(0.12)
Enactment of the 2017 Tax Reform Act	—	0.06	—	—	—
Disaster relief tax credit	—	(0.02)	—	—	—
Adjusted EPS	$3.75	$2.45	$1.79	$1.10	$0.72
% Change year over year	53.1%	36.9%	62.7%	52.8%	(13.3)%
____________________________________

(1)	Per share amounts for the years 2017, 2016, 2015 and 2014 have been adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.
Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We may seek to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $387.6 million in cash, cash equivalents and marketable securities at December 31, 2018, of which approximately $224.5 million was payable in early January 2019 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $34.2 million were client prepayments that were payable in January 2019. At December 31, 2018, we had working capital of $94.2 million compared to $54.2 million at December 31, 2017. The increase in working capital reflects, in part, cash flow from operations and borrowings under our facility, offset by share repurchases, dividends and capital expenditures. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2019. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
We have a credit facility with a syndicate of financial institutions. In December 2018, we borrowed $40.0 million under the credit facility, which was used for general corporate purposes. In January 2016, we borrowed $104.4 million under the credit facility, which we used to fund a portion of the purchase price for our modified Dutch auction tender offer. In February 2018, the credit facility was increased from $200 million to $350 million. The credit facility, which may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement related to the facility, is available for working capital and general corporate purposes, including acquisitions. At December 31, 2018, we had outstanding letters of credit and borrowings totaling $145.4 million under the credit facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity	52	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Operating Activities
Our net cash flows from operating activities in 2018 were $184.5 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients. Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of worksite employee payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2018, the last business day of the reporting period ended on a Monday, client prepayments were $34.2 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $224.5 million. In the period ended December 31, 2017, which ended on a Friday, client prepayments were $23.6 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $271.5 million.

•
Workers’ compensation plan funding – In 2018 and 2017, we received $19.4 million and $22.7 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which increased working capital.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2018, Plan Costs were more than the net premiums paid and owed to United by $6.3 million, which is $15.3 million less than our agreed-upon $9.0 million surplus maintenance level. The $15.3 million difference is therefore reflected as a current liability and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2018. In addition, the premiums owed to United at December 31, 2018, were $15.2 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 60.4% to $135.4 million in 2018 from $84.4 million in 2017. Please read “Results of Operations.”

Cash Flows from Investing Activities
Our net cash flows used in investing activities were $94.1 million during 2018, primarily due to $59.0 million in purchases of marketable securities, net of maturities and dispositions, and $35.3 million in property and equipment purchases.
Cash Flows from Financing Activities
Our net cash flows used in financing activities were $104.5 million during 2018. We repurchased $113.3 million in stock and paid $33.4 million in dividends, offset by borrowings of $40.0 million under our Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity	53	2018 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2018, and the effect they are expected to have on our liquidity and capital resources:

(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter

Non-cancelable operating leases	$93,851	$16,542	$30,257	$23,414	$23,638
Purchase obligations(1)	54,990	16,535	29,276	8,479	700
Long-term debt	144,400	—	—	144,400	—
Other long-term liabilities:
Accrued workers’ compensation claim costs(2)	229,639	42,227	52,118	39,444	95,850
Total contractual cash obligations	$522,880	$75,304	$111,651	$215,737	$120,188
____________________________________

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Seasonality, Inflation and Quarterly Fluctuations
Our quarterly earnings are impacted by the seasonal nature of our medical claims costs and payroll taxes. Typically, medical claims costs tend to increase throughout the year with the fourth quarter being the period with the highest costs, which has a negative impact on our fourth quarter earnings. This trend is primarily the result of many WSEEs’ medical plan deductibles being fully met by the fourth quarter, which increases our liability with respect to those claims. We have also experienced variability on a quarterly basis in medical claims costs based on the unpredictable nature of large claims. Payroll taxes and associated billings are computed based on an employee’s annual taxable wage base. The annual payroll tax wage bases are frequently met in the first two quarters of each year depending on the employee’s compensation levels. As a result, the gross profit contribution from payroll taxes is typically higher in the first two quarters and declines in the latter half of each year. These historical trends may change and other seasonal trends may develop in the future. For further information related to our health insurance costs, please read “—Critical Accounting Policies and Estimates—Benefits Costs.”
We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

Insperity	54	2018 Form 10-K

QUANTITIVE AND QUALITATIVE DISCLOSURES

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our credit facility bear interest at a variable market rate. As of December 31, 2018, we had outstanding letters of credit and borrowings totaling $145.4 million under the credit facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
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
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

Insperity	55	2018 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2018 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information.
Entry into a Material Definitive Agreement
On February 8, 2019, our wholly-owned subsidiary, Insperity Services, L.P. (“Insperity Services”), entered into a Standard Form of Agreement between Owner and Contractor (the “Construction Agreement”) with David E. Harvey Builders, Inc. (the “Contractor”). Under the Construction Agreement, the Contractor will supervise and direct the construction of a new ten-story office building and parking garage at our headquarters in Kingwood, Texas, which is expected to be completed in 2020. The Construction Agreement includes customary terms and indemnity provisions and contemplates an agreement between Insperity Services and Kirksey Architects, Inc., the project architect. Insperity Services will pay the Contractor an amount equal to the cost of work plus a fee equal to a percentage of the cost of work, with payments being made in installments based on the progress of the project. The aggregate amount under the Construction Agreement is expected to be between $65 million and $75 million, including the initial work order.

Insperity	56	2018 Form 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS

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

Insperity	57	2018 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

		The Consolidated FInancial Statements listed by the Registrant on the accompanying Index to Consolidated FInancial Statements are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

Exhibit No.	Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
3.2	Amended and Restated Bylaws of Insperity, Inc. dated February 17, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
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

Insperity	58	2018 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit
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

Insperity	59	2018 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit
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

10.44(+)
Letter of Agreement dated May 3, 2018 by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2018).

10.45	Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
21.1*	Subsidiaries of Insperity, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document(1).
101.SCH*	XBRL Taxonomy Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished with this report.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Insperity	60	2018 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit
(+)	Confidential treatment has been requested for this exhibit and confidential portions have been filed with the Securities and Exchange Commission.
____________________________________

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (2) the Consolidated Balance Sheets at December 31, 2018 and 2017; (3) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (4) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; and (5) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

ITEM 16.  FORM 10-K SUMMARY.
None.

Insperity	61	2018 Form 10-K

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 11, 2019.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Insperity	62	2018 Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 11, 2019:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Timothy Clifford

*	Director
Carol R. Kaufman

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Richard G. Rawson

/s/ Austin P. Young	Director
Austin P. Young

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

Insperity	63	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.

Insperity	F-1	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.

Houston, Texas
February 11, 2019

Insperity	F-2	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

Insperity	F-3	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 11, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Houston, Texas
February 11, 2019

Insperity	F-4	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$326,773	$354,260
Restricted cash	42,227	41,137
Marketable securities	60,781	1,960
Accounts receivable, net	400,623	333,981
Prepaid insurance	8,411	10,782
Other current assets	27,721	26,991
Income taxes receivable	—	9,824
Total current assets	866,536	778,935
Property and equipment, net	117,213	95,659
Prepaid health insurance	9,000	9,000
Deposits	172,674	159,515
Goodwill and other intangible assets, net	12,726	12,762
Deferred income taxes, net	8,816	4,283
Other assets	4,851	3,541
Total assets	$1,191,816	$1,063,695

Liabilities and stockholders’ equity
Accounts payable	$10,622	$6,447
Payroll taxes and other payroll deductions payable	261,166	303,247
Accrued worksite employee payroll cost	329,979	267,402
Accrued health insurance costs	35,153	26,075
Accrued workers’ compensation costs	45,818	42,974
Accrued corporate payroll and commissions	60,704	52,595
Other accrued liabilities	28,890	25,989
Total current liabilities	772,332	724,729
Accrued workers’ compensation costs	187,412	166,493
Long-term debt	144,400	104,400
Other accrued liabilities	9,996	1,752
Total noncurrent liabilities	341,808	272,645
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 per share par value; 20,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 60,000 shares authorized; 55,489 shares issued and outstanding)	555	555
Additional paid-in capital	36,752	25,337
Treasury stock, at cost (14,555 and 14,009 shares held in treasury)	(357,569)	(256,363)
Accumulated other comprehensive income, net of tax	(9)	(5)
Retained earnings	397,947	296,797
Total stockholders’ equity	77,676	66,321
Total liabilities and stockholders’ equity	$1,191,816	$1,063,695
See accompanying notes.

Insperity	F-5	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016

Revenues(1)	$3,828,549	$3,300,223	$2,941,347
Payroll taxes, benefits and workers’ compensation costs	3,146,640	2,727,492	2,449,737
Gross profit	681,909	572,731	491,610
Salaries, wages and payroll taxes	301,027	259,531	229,589
Stock-based compensation	20,425	24,345	16,643
Commissions	28,957	22,773	19,288
Advertising	18,554	16,686	16,447
General and administrative expenses	111,068	101,273	86,693
Depreciation and amortization	22,842	18,182	16,644
Total operating expenses	502,873	442,790	385,304
Operating income	179,036	129,941	106,306
Other income (expense):
Interest income	7,992	3,413	1,267
Interest expense	(4,668)	(3,213)	(2,396)
Income before income tax expense	182,360	130,141	105,177
Income tax expense	46,947	45,739	39,186
Net income	$135,413	$84,402	$65,991
Less distributed and undistributed earnings allocated to participating securities	(1,875)	(1,517)	(1,496)
Net income allocated to common shares	$133,538	$82,885	$64,495

Net income per share of common stock
Basic	$3.24	$2.02	$1.55
Diluted	$3.22	$2.01	$1.54
____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016

Gross billings	$23,830,731	$20,173,812	$17,932,857
Less: WSEE payroll cost	20,002,182	16,873,589	14,991,510
Revenues	$3,828,549	$3,300,223	$2,941,347
See accompanying notes.

Insperity	F-6	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2018	2017	2016

Net income	$135,413	$84,402	$65,991
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(4)	(2)	(3)
Comprehensive income	$135,409	$84,400	$65,988

See accompanying notes.

Insperity	F-7	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock Issued		Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2015	61,517	$617	$144,392	$(205,325)	$—	$232,771	$172,455
Purchase of treasury stock, at cost	—	—	—	(31,669)	—	—	(31,669)
Repurchase of common stock	(6,028)	(62)	(144,201)	—	—	—	(144,263)
Exercise of stock options	—	—	(27)	625	—	—	598
Stock-based compensation expense	—	—	8,156	8,487	—	—	16,643
Other	—	—	642	730	—	—	1,372
Dividends paid	—	—	—	—	—	(20,599)	(20,599)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(3)	—	(3)
Net income	—	—	—	—	—	65,991	65,991
Balance at December 31, 2016	55,489	$555	$8,962	$(227,152)	$(3)	$278,163	$60,525
Purchase of treasury stock, at cost	—	—	—	(38,735)	—	—	(38,735)
Stock-based compensation expense	—	—	15,508	8,837	—	—	24,345
Other	—	—	867	687	—	—	1,554
Dividends paid	—	—	—	—	—	(65,768)	(65,768)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	84,402	84,402
Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$(5)	$296,797	$66,321
Purchase of treasury stock, at cost	—	—	—	(113,327)	—	—	(113,327)
Stock-based compensation expense	—	—	9,696	11,584	—	(855)	20,425
Other	—	—	1,719	537	—	—	2,256
Dividends paid	—	—	—	—	—	(33,408)	(33,408)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	135,413	135,413
Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$(9)	$397,947	$77,676
See accompanying notes.

Insperity	F-8	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016

Cash flows from operating activities
Net income	$135,413	$84,402	$65,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,842	18,182	16,644
Amortization of marketable securities	137	80	90
Stock-based compensation	20,425	24,345	16,643
Deferred income taxes	(4,533)	9,742	2,951
Changes in operating assets and liabilities:
Accounts receivable	(66,642)	(63,697)	(69,619)
Prepaid insurance	2,371	4,259	(7,624)
Other current assets	(730)	(7,465)	(2,391)
Other assets	(2,005)	(2,496)	(1,465)
Accounts payable	4,175	2,258	(1,192)
Payroll taxes and other payroll deductions payable	(42,081)	55,481	42,373
Accrued worksite employee payroll expense	62,577	52,188	53,297
Accrued health insurance costs	9,078	(285)	12,717
Accrued workers’ compensation costs	23,763	23,945	21,723
Accrued corporate payroll, commissions and other accrued liabilities	8,941	17,138	3,150
Income taxes payable/receivable	10,749	(4,875)	(7,920)
Total adjustments	49,067	128,800	79,377
Net cash provided by operating activities	184,480	213,202	145,368

Cash flows from investing activities
Marketable securities:
Purchases	(87,887)	(1,752)	(1,049)
Proceeds from maturities	12,625	1,561	1,715
Proceeds from dispositions	16,299	—	7,268
Property and equipment:
Purchases	(35,328)	(33,337)	(33,994)
Proceeds from dispositions	151	278	43
Net cash used in investing activities	(94,140)	(33,250)	(26,017)

Insperity	F-9	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
(in thousands)	2018	2017	2016

Cash flows from financing activities
Purchase of treasury stock	$(113,327)	$(38,735)	$(31,669)
Repurchase of common stock	—	—	(144,263)
Dividends paid	(33,408)	(65,768)	(20,599)
Borrowings under long-term debt agreement	40,000	—	124,400
Principal repayments	—	—	(20,000)
Proceeds from the exercise of stock options	—	—	598
Other	2,257	1,554	1,373
Net cash used in financing activities	(104,478)	(102,949)	(90,160)
Net increase (decrease) in cash and cash equivalents	(14,138)	77,003	29,191
Cash, cash equivalents and restricted cash at beginning of year	549,612	472,609	443,418
Cash, cash equivalents and restricted cash at end of year	$535,474	$549,612	$472,609

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$354,260	$286,034	$269,538
Restricted cash	41,137	42,637	37,418
Deposits - workers’ compensation	154,215	143,938	136,462
Cash, cash equivalents and restricted cash beginning of year	$549,612	$472,609	$443,418

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$326,773	$354,260	$286,034
Restricted cash	42,227	41,137	42,637
Deposits - workers’ compensation	166,474	154,215	143,938
Cash, cash equivalents and restricted cash end of year	$535,474	$549,612	$472,609

Supplemental disclosures of cash flow information
Income taxes, net	$40,730	$40,872	$44,148
Interest expense	$4,668	$3,213	$2,396

See accompanying notes.

Insperity	F-10	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Accounting Policies
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
In addition to our PEO HR Outsourcing solutions, we also offer a comprehensive traditional payroll and human capital management solution, known as Workforce Acceleration. We also offer a number of other business performance solutions, including Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management, Retirement Services and Insurance Services, many of which are offered via desktop applications and cloud-based delivery models. These other products or services are offered separately or with our other solutions.
We provide our PEO HR Outsourcing solutions by entering into a co-employment relationship with our clients, under which Insperity and its clients each take responsibility for certain portions of the employer-employee relationship. Insperity and its clients designate each party’s responsibilities through its Client Service Agreement (“CSA”), under which Insperity becomes an employer of the employees who work at the client’s location (“WSEE”) for most administrative and regulatory purposes.
As a co-employer of its WSEEs, we assume many of the rights and obligations associated with being an employer. We enter into an employment agreement with each WSEE, thereby maintaining a variety of employer rights, including the right to hire or terminate employees, the right to evaluate employee qualifications or performance, and the right to establish employee compensation levels. Typically, Insperity only exercises these rights in consultation with its clients or when necessary to ensure regulatory compliance. The responsibilities associated with our role as employer include the following obligations with regard to our WSEEs: (1) to compensate its WSEEs through wages and salaries; (2) to pay the employer portion of payroll-related taxes; (3) to withhold and remit (where applicable) the employee portion of payroll-related taxes; (4) to provide employee benefit programs; and (5) to provide workers’ compensation insurance coverage.
In addition to our assumption of employer status for our WSEEs, our PEO HR Outsourcing solutions also include other human resources functions for our clients to support the effective and efficient use of personnel in their business operations. To provide these functions, we maintain a significant staff of professionals trained in a wide variety of human resources functions, including employee training, employee recruiting, employee performance management, employee compensation and employer liability management. These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that we are providing appropriate and timely personnel management services.
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

Insperity	F-11	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unchanged as a result of the adoption of ASU No. 2014-09 and we did not have any significant changes in our business processes or systems.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable included in accounts receivable, net on our Consolidated Balance Sheets.
Pursuant to the practical expedients provided under ASU No 2014-09, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Northeast	$996,541	$854,629	$750,748
Southeast	447,584	379,874	318,185
Central	637,779	543,486	467,297
Southwest	895,243	767,207	689,334
West	797,942	702,619	664,308
	3,775,089	3,247,815	2,889,872
Other revenue	53,460	52,408	51,475
Total revenue	$3,828,549	$3,300,223	$2,941,347
Our PEO HR Outsourcing solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of its WSEEs; and (2) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of its WSEEs. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite.
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
Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our WSEEs. Our direct costs associated with our revenue generating activities are primarily comprised of all other costs related to our WSEEs, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers’ compensation insurance costs.
Segment Reporting
We operate one reportable segment under ASC 280, Segment Reporting.

Insperity	F-12	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2018 and 2017, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.

Insperity	F-13	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2018	December 31, 2017

Land	$6,215	$6,215
Buildings and improvements	112,308	95,615
Computer hardware and software	115,259	105,060
Software development costs	71,332	60,568
Furniture, fixtures and other	45,694	42,891
	350,808	310,349
Accumulated depreciation and amortization	(233,595)	(214,690)
Total property and equipment, net	$117,213	$95,659
The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

Useful Life
Buildings and improvements	5-30 years
Computer hardware and software	2-5 years
Software development costs	3-5 years
Furniture, fixtures and other	5-7 years
Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $6.0 million, $4.1 million and $3.0 million in amortization of capitalized computer software costs in 2018, 2017 and 2016, respectively. Unamortized software development costs were $19.6 million and $14.9 million in 2018 and 2017, respectively.
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
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2018, 2017 or 2016.

Insperity	F-14	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018 and 2017, we had an aggregate carrying amount of goodwill acquired of $21.2 million, which has been reduced by cumulative impairment charges of $8.5 million. Accordingly our goodwill balance at December 31, 2018 and 2017 was $12.7 million.
Health Insurance Costs
We provide group health insurance coverage to our WSEEs through a national network of carriers including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.
The policy with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the cost of the United portion of the plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, a component of direct costs, in the Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.0 million as of December 31, 2018, and is reported as a long-term asset. As of December 31, 2018, Plan Costs were more than the net premiums paid and owed to United by $6.3 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $15.3 million difference is also included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at December 31, 2018, were $15.2 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred included a reduction of $1.3 million in 2018, an increase of $1.2 million in 2017 and an increase of $5.1 million in 2016 for changes in estimated run-off related to prior periods.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Outsourcing solutions has been provided through an arrangement with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2018, 2017 and 2016, we reduced accrued workers’ compensation costs by $18.8 million, $16.3 million and $10.9 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’

Insperity	F-15	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 2.6% in 2018 and 1.6% in 2017) are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in thousands)	2018	2017

Beginning balance	$207,630	$183,928
Accrued claims	72,066	68,194
Present value discount	(7,829)	(4,308)
Paid claims	(42,228)	(40,184)
Ending balance	$229,639	$207,630

Current portion of accrued claims	$42,227	$41,137
Long-term portion of accrued claims	187,412	166,493
Total accrued claims	$229,639	$207,630
The current portion of accrued workers’ compensation costs at December 31, 2018 and 2017 includes $3.6 million and $1.8 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $247.4 million as of December 31, 2018 and $219.9 million as of December 31, 2017.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2018, we received $19.4 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2018, we had restricted cash of $42.2 million and deposits of $166.5 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in noncurrent liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2018, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
We generally make annual grants of restricted and unrestricted stock under our stock-based incentive compensation plan to our non-employee directors, officers and other management. Restricted stock grants to officers and other management generally vest over a period of three years from the date of grant. Shares of restricted stock are valued based on the fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the vesting period. Commencing in 2017, stock grants issued to non-employee directors upon their initial appointment to the board are 100% vested on the grant date. Annual stock grants issued to non-employee directors are 100% vested on the grant date.
Our Insperity Long-Term Incentive Program (the “LTIP”) provides for performance based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. Each performance unit represents the right to receive one common share at a future date based on our performance

Insperity	F-16	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against certain targets. Performance units have a vesting schedule of three years. Commencing in 2016, a portion of the LTIP grant to employees was considered a market-based performance award that vests at the end of a three-year period assuming continued employment and achievement of market-based performance goals. The fair value of each performance unit is the market price of our common stock on the date of grant. The fair value of each market-based performance unit was determined through use of the Monte Carlo simulation method. The compensation expense for such awards is recognized on a straight line basis over the vesting term. Over the performance period the number of shares expected to be issued is adjusted upward or downward based on the probability of achievement of the performance target.
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2018, 2017 and 2016. Matching contributions under the Corporate Plan are immediately vested. During 2018, 2017 and 2016, we made matching contributions on behalf of corporate employees to the Corporate Plan of $10.3 million, $8.7 million and $8.0 million, respectively, and is included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2018, 2017 and 2016, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $165.5 million, $129.0 million and $108.3 million, respectively.
Advertising
We expense all advertising costs as incurred.
Income Taxes
We use the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law. The 2017 Tax Reform Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% beginning in 2018. Please read Note 7, “Income Taxes,” for additional information.
Reclassifications
Certain prior year amounts have been reclassified to conform to the 2018 presentation.
New Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires recognition of lease assets and lease liabilities for leases previously classified as operating leases. The guidance is effective for fiscal years beginning after December 15, 2018. While our technical analysis is ongoing, we do not expect the new standard to have a material impact to our Consolidated Statements of Operations. We expect the lease commitments discussed in Note 11, “Leases” to appear on our Consolidated Balance Sheets in the form of a lease asset and a lease liability. Such amounts are based on the present value of such commitments using our incremental borrowing rate. We plan to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. We do not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets.

Insperity	F-17	2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

2.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2018			2017
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$311,158	$—	$311,158	$338,112	$—	$338,112
Investments holdings	16,711	60,781	77,492	22,634	1,960	24,594
Cash in demand accounts	33,207	—	33,207	26,700	—	26,700
Outstanding checks	(34,303)	—	(34,303)	(33,186)	—	(33,186)
Total	$326,773	$60,781	$387,554	$354,260	$1,960	$356,220
Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash balance as of December 31, 2018 and December 31, 2017, are $224.5 million and $271.5 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $34.2 million and $23.6 million, respectively, in client prepayments.

3.	Fair Value Measurements
We account for our financial assets in accordance with ASC 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following tables summarize the levels of fair value measurements of our financial assets:

	December 31, 2018			December 31, 2017
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$327,869	$327,869	$—	$360,746	$360,746	$—
U.S. Treasury bills	50,147	—	50,147	—	—	—
Municipal bonds	10,634	—	10,634	1,960	—	1,960
Total	$388,650	$327,869	$60,781	$362,706	$360,746	$1,960
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

Insperity	F-18	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2018
U.S. Treasury bills	$50,150	$—	$(3)	$50,147
Municipal bonds	10,640	1	(7)	10,634

December 31, 2017
U.S. Treasury bills	$—	$—	$—	$—
Municipal bonds	1,965	—	(5)	1,960
As of December 31, 2018, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
At December 31, 2018, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, "Long-Term Debt," for additional information.

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in thousands)	2018	2017

Trade	$10,015	$12,292
Unbilled	385,567	318,431
Other	5,041	3,258
Accounts receivable, net	$400,623	$333,981
Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.0 million and $0.6 million as of December 31, 2018 and 2017, respectively. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
We make an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our WSEEs and for the accrued gross billings associated with such wages. These accruals are included in accrued WSEE payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. We generally require clients to pay invoices for service fees no later than one day prior to the applicable payroll date. As such, we generally do not require collateral. Client prepayments directly attributable to unbilled accounts receivable have been netted against such receivables as the gross billings have been earned and the payroll cost has been incurred, thus we have the legal right of offset for these amounts. Unbilled accounts receivable consisted of the following:

Insperity	F-19	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(in thousands)	2018	2017

Accrued worksite employee payroll cost	$329,979	$267,402
Unbilled revenues	89,765	74,632
Customer prepayments	(34,177)	(23,603)
Unbilled accounts receivable	$385,567	$318,431

5.	Deposits
Deposits consisted of the following:

	December 31,
(in thousands)	2018	2017

Deposits – health insurance	$6,200	$5,300
Deposits – workers’ compensation	166,474	154,215
Deposits	$172,674	$159,515
The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs and workers’ compensation costs.

6.	Long-Term Debt
We have a revolving credit facility which is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. In February 2018, the revolving credit facility was increased from $200 million to $350 million and the expiration date was extended from February 2020 to February 2023 (the “Facility”). Borrowings may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In addition, as of December 31, 2018, we had an outstanding $1.0 million letter of credit issued under the Facility. As of December 31, 2018, our outstanding balance on the Facility was $144.4 million.
The Facility matures on February 6, 2023. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate during 2018 was 3.5%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. In November 2017 and December 2014, the Credit Agreement was amended to modify the interest coverage ratio covenant to exclude the impact of special dividends paid of $41.7 million and $50.7 million, respectively. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2018.

Insperity	F-20	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law. The 2017 Tax Reform Act significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018. As a result, we remeasured our deferred tax assets at the new lower corporate income tax rate and recorded a non-cash tax charge of $2.5 million in 2017. During 2018, we finalized certain tax positions when we filed our 2017 federal tax return, and determined no further adjustments were required to our net deferred tax asset balance of $8.8 million as of December 31, 2018.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2018	2017

Deferred tax liabilities
Prepaid assets	$(3,306)	$(3,957)
Depreciation	(3,918)	(2,021)
Software development costs	(4,950)	(3,732)
Intangibles	(474)	—
Total deferred tax liabilities	(12,648)	(9,710)

Deferred tax assets
Accrued incentive compensation	8,612	3,510
Net operating loss carryforward	709	774
Workers’ compensation accruals	4,739	4,586
Accrued rent	918	676
Stock-based compensation	6,183	4,233
Minority investment impairment	676	667
Other	305	216
Total deferred tax assets	22,142	14,662
Valuation allowance	(678)	(669)
Total net deferred tax assets	21,464	13,993

Net deferred tax assets	$8,816	$4,283

Insperity	F-21	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Current income tax expense
Federal	$40,347	$30,009	$31,045
State	11,133	5,988	5,190
Total current income tax expense	51,480	35,997	36,235

Deferred income tax (benefit) expense
Federal	(3,398)	9,549	2,641
State	(1,135)	193	310
Total deferred income tax (benefit) expense	(4,533)	9,742	2,951
Total income tax expense	$46,947	$45,739	$39,186
In the first quarter of 2016, we prospectively adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting for calendar year 2016. We recognized an income tax benefit of $2.7 million in 2018, $6.8 million in 2017 and $1.5 million in 2016 related to excess tax benefits from the vesting of long-term incentive awards, restricted stock awards and non-qualified stock options.
The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Expected income tax expense at 21%, 35% and 35%, respectively	$38,296	$45,549	$36,812
State income taxes, net of federal benefit	7,660	4,085	3,684
Nondeductible expenses	4,831	2,649	1,669
Section 199 benefits	—	(875)	(686)
Equity compensation	(2,737)	(6,218)	(1,338)
Research and development credit	(856)	(634)	(751)
Disaster employee retention credit	—	(669)	—
Enactment of the 2017 Tax Reform Act	—	2,559	—
Other, net	(247)	(707)	(204)
Reported total income tax expense	$46,947	$45,739	$39,186
At December 31, 2018, we have net operating loss carryforwards totaling $2.8 million that expire from 2023 to 2030 related to an acquisition that occurred in 2010.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2015 through 2017 remain open to examination by the Internal Revenue Service of the United States. The tax years 2014 through 2017 remain open to examination by various state tax authorities.

Insperity	F-22	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity
Two-for-One Stock Split
On December 18, 2017, we effected a two-for-one stock split in the form of a 100% stock dividend. Share and per share amounts for 2017 and 2016 presented in these financial statements have been retroactively restated to reflect this change in our capital structure.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. We repurchased 1,066,409 shares under the Repurchase Program during 2018. In addition, 132,021 shares were withheld during 2018 to satisfy minimum tax withholding obligations for the vesting of restricted stock awards, which are not subject to the Repurchase Program. During 2017, we repurchased 594,974 shares under the Repurchase Program and 305,828 shares were withheld to satisfy minimum tax withholding obligations for the vesting of restricted stock awards. At December 31, 2018, we were authorized to repurchase an additional 1,611,155 shares under the Repurchase Program. Shares repurchased under the Repurchase Program are recorded in treasury.
Withheld Shares
During 2018, 132,021 shares were withheld to satisfy minimum tax withholding obligations for the vesting of long-term incentive and restricted stock awards. Shares withheld to satisfy minimum tax withholding obligations for the vesting of long-term incentive and restricted stock awards are recorded in treasury.
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
The tender offer was funded through borrowings of $104.4 million under the Facility and the remainder with cash on hand.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2018	2017

First quarter	$0.20	$0.125
Second quarter	0.20	0.150
Third quarter	0.20	0.150
Fourth quarter	0.20	1.150	(1)
__________________________________

(1)	Includes a $1.00 per share special dividend.
During 2018 and 2017, we paid a total of $33.4 million and $65.8 million, respectively in dividends. The dividends paid in 2017 includes a special dividend of $41.7 million.
Preferred Stock
At December 31, 2018, 20 million shares of preferred stock were authorized. The Series A Junior Participating Preferred Stock that was previously reserved for issuance under our Share Purchase Rights Plan expired on November 13, 2017.

Insperity	F-23	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Incentive Plans
The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries. The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted. The Incentive Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. At December 31, 2018, 2,680,666 shares of common stock were available for future grants under the 2012 Incentive Plan. The 2001 Incentive Plan only has outstanding nonqualified stock options. The 2012 Incentive Plan permits stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purpose of the Incentive Plan generally is to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.
We also maintain the Insperity, Inc. Long-Term Incentive Program (“LTIP”) under the 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2016, 2017 and 2018.
We recognized $20.4 million, $24.3 million and $16.6 million of compensation expense associated with the restricted stock and the LTIP awards in 2018, 2017 and 2016, respectively. Included in 2017, is $2.3 million of stock-based compensation associated with the acceleration of restricted stock awards from the first quarter of 2018 to December 2017 in order to maximize our tax deduction, which would have been limited under the 2017 Tax Reform Act. We recognized $5.3 million, $8.5 million and $6.2 million of tax benefits associated with stock-based compensation in 2018, 2017 and 2016, respectively.
Stock Option Awards
The following is a summary of stock option award activity for 2018:

	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding - December 31, 2017	16	$15.30
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding - December 31, 2018	16	$15.30	2.5	$1,220
Exercisable - December 31, 2018	16	$15.30	2.5	$1,220

Insperity	F-24	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards
Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, three to five years for our shares currently outstanding. The total fair value of shares vested during the years ended December 31, 2018, 2017, and 2016 was $1.2 million, $46.0 million and $16.2 million, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 was $65.98, $42.15 and $26.33, respectively. As of December 31, 2018, unrecognized compensation expense associated with the unvested shares outstanding was $18.4 million and is expected to be recognized over a weighted average period of 22 months.
The following is a summary of restricted stock award activity for 2018:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Non-vested - December 31, 2017	343	$35.29
Granted	290	65.98
Vested	(14)	66.28
Canceled/Forfeited	(37)	41.37
Non-vested - December 31, 2018	582	$49.48
Long-Term Incentive Program Awards
Each performance unit represents the right to receive common shares at a future date based on our performance against specified targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets, which can range from 0% to 200% of the targeted amounts. A performance unit may be comprised of either a performance based award or a market-based award. For performance based awards, performance units have a vesting schedule of three years and compensation expense is recognized based on the number of common shares expected to be issued and the market price per common share on the date of grant. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. For market-based awards, performance units vest at the end of a three-year period assuming continued employment and achievement of market-based performance goals. The fair value of market-based performance awards was determined through the use of the Monte Carlo simulation method. The compensation expense for the LTIP awards is recognized on a straight-line basis over the vesting terms.
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2018:

	Number of Performance Units (in thousands)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2017	570	$32.90
Granted	100	81.51
Vested	(196)	26.40
Canceled	(48)	41.90
Unvested at December 31, 2018	426	$46.35
The determination of achievement results and corresponding vesting of the 2015 LTIP awards occurred in February 2018 resulting in the recipients receiving 371,000 shares of common stock with a fair value $24.2 million. As of December 31, 2018, we estimate that approximately 345,000, 202,000 and 176,000 shares will vest with $0.4 million, $3.4 million and $8.6 million in unamortized compensation expense related to the 2016, 2017 and 2018 LTIP grants, respectively.

Insperity	F-25	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 30,000, 38,000 and 34,000 shares were issued from treasury under the ESPP during fiscal years 2018, 2017 and 2016, respectively.

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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year Ended December 31,
(in thousands)	2018	2017	2016

Net income	$135,413	$84,402	$65,991
Less distributed and undistributed earnings allocated to participating securities	(1,875)	(1,517)	(1,496)
Net income allocated to common shares	$133,538	$82,885	$64,495

Weighted average common shares outstanding	41,217	41,067	41,668
Incremental shares from assumed conversions of common stock options and LTIP awards	289	204	94
Adjusted weighted average common shares outstanding	41,506	41,271	41,762

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	—	—

Insperity	F-26	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Leases
We lease various office facilities, equipment and vehicles under operating lease arrangements, some of which contain rent escalation clauses. Most of the leases contain purchase and/or renewal options at fair market and fair rental value, respectively. Rental expense relating to all operating leases was $15.4 million, $15.4 million and $15.0 million in 2018, 2017 and 2016, respectively. At December 31, 2018, future minimum rental payments under noncancelable operating leases are as follows:

(in thousands)	Operating Leases

2019	$16,542
2020	16,325
2021	13,932
2022	12,791
2023	10,623
Thereafter	23,638
Total minimum lease payments	$93,851

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of, advertising commitments and service contracts. At December 31, 2018, future purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2019	$16,535
2020	16,782
2021	12,494
2022	6,525
2023	1,954
Thereafter	700
Total obligations	$54,990
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

Insperity	F-27	2018 Form 10-K

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certainty, management believes the final outcome of such litigation will not have a material adverse effect on our financial position or results of operations.

13.	Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2018
Revenues	$1,014,372	$922,295	$925,126	$966,756
Gross profit	199,720	154,544	166,054	161,591
Operating income	64,703	33,581	48,133	32,619
Net income	49,991	24,560	36,207	24,655
Basic net income per share	1.20	0.59	0.86	0.59
Diluted net income per share	1.18	0.58	0.86	0.59

2017
Revenues	$882,664	$795,552	$795,513	$826,494
Gross profit	159,346	130,553	139,966	142,866
Operating income	53,492	22,938	29,799	23,712
Net income	35,628	14,018	19,202	15,554
Basic net income per share(1)	0.85	0.34	0.46	0.36
Diluted net income per share(1)	0.85	0.33	0.46	0.36
____________________________________

(1)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.

Insperity	F-28	2018 Form 10-K