Form 10-Q
period 2019-03-31
INSPERITY, INC.
filed 2019-04-29
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019.
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________
Commission File No. 1-13998
Insperity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0479645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive
Kingwood, Texas	77339
(Address of principal executive offices)	(Zip Code)
(Registrant’s Telephone Number, Including Area Code):  (281) 358-8986

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	NSP	New York Stock Exchange

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
Yes ☐  No ☒

As of April 22, 2019, 41,255,092 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2019	December 31, 2018

Assets
Cash and cash equivalents	$398,936	$326,773
Restricted cash	44,705	42,227
Marketable securities	53,599	60,781
Accounts receivable, net	421,297	400,623
Prepaid insurance	24,928	8,411
Other current assets	36,616	27,721
Total current assets	980,081	866,536
Property and equipment, net of accumulated depreciation	116,131	117,213
Right-of-use leased assets	50,259	—
Prepaid health insurance	9,000	9,000
Deposits – health insurance	6,200	6,200
Deposits – workers’ compensation	170,905	166,474
Goodwill and other intangible assets, net	12,723	12,726
Deferred income taxes, net	145	8,816
Other assets	5,534	4,851
Total assets	$1,350,978	$1,191,816

Liabilities and stockholders’ equity
Accounts payable	$7,854	$10,622
Payroll taxes and other payroll deductions payable	308,062	261,166
Accrued worksite employee payroll cost	363,862	329,979
Accrued health insurance costs	45,832	35,153
Accrued workers’ compensation costs	47,973	45,818
Accrued corporate payroll and commissions	27,562	60,704
Other accrued liabilities	49,244	28,890
Total current liabilities	850,389	772,332
Accrued workers’ compensation cost, net of current	186,624	187,412
Long-term debt	144,400	144,400
Operating lease liabilities, net of current	50,371	—
Other accrued liabilities, net of current	—	9,996
Total noncurrent liabilities	381,395	341,808
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	33,833	36,752
Treasury stock, at cost	(376,097)	(357,569)
Retained earnings	460,903	397,938
Total stockholders’ equity	119,194	77,676
Total liabilities and stockholders’ equity	$1,350,978	$1,191,816
See accompanying notes.

Insperity | 2019 First Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018

Revenues(1)	$1,153,010	$1,014,372
Payroll taxes, benefits and workers’ compensation costs	926,293	814,652
Gross profit	226,717	199,720
Salaries, wages and payroll taxes	83,380	87,186
Stock-based compensation	6,040	3,135
Commissions	6,952	6,066
Advertising	5,031	3,565
General and administrative expenses	33,162	29,852
Depreciation and amortization	6,691	5,213
Total operating expenses	141,256	135,017
Operating income	85,461	64,703
Other income (expense):
Interest income	3,245	1,456
Interest expense	(1,681)	(1,070)
Income before income tax expense	87,025	65,089
Income tax expense	10,736	15,098
Net income	$76,289	$49,991
Less distributed and undistributed earnings allocated to participating securities	(1,031)	(585)
Net income allocated to common shares	$75,258	$49,406

Net income per share of common stock
Basic	$1.86	$1.20
Diluted	$1.85	$1.18
 ____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018

Gross billings	$6,871,670	$5,923,356
Less: WSEE payroll cost	5,718,660	4,908,984
Revenues	$1,153,010	$1,014,372
See accompanying notes.

Insperity | 2019 First Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2019	2018

Cash flows from operating activities
Net income	$76,289	$49,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,691	5,213
Stock-based compensation	6,040	3,135
Deferred income taxes	8,671	7,116
Changes in operating assets and liabilities:
Accounts receivable	(20,674)	(2,567)
Prepaid insurance	(16,517)	(24,897)
Other current assets	(8,893)	(1,402)
Other assets	(809)	(1,952)
Accounts payable	(2,768)	(930)
Payroll taxes and other payroll deductions payable	46,896	(26,674)
Accrued worksite employee payroll expense	33,883	14,072
Accrued health insurance costs	10,679	20,720
Accrued workers’ compensation costs	1,367	6,094
Accrued corporate payroll, commissions and other accrued liabilities	(23,656)	(24,854)
Income taxes payable/receivable	498	7,129
Total adjustments	41,408	(19,797)
Net cash provided by operating activities	117,697	30,194

Cash flows from investing activities
Marketable securities:
Purchases	(35,538)	(512)
Proceeds from dispositions	5,499	—
Proceeds from maturities	37,360	525
Property and equipment:
Purchases	(5,608)	(6,585)
Net cash provided by (used in) investing activities	1,713	(6,572)

Cash flows from financing activities
Purchase of treasury stock	(29,037)	(8,565)
Dividends paid	(12,386)	(8,402)
Other	1,085	351
Net cash used in financing activities	(40,338)	(16,616)
Net increase in cash, cash equivalents and restricted cash	79,072	7,006
Cash, cash equivalents and restricted cash beginning of period	535,474	549,612
Cash, cash equivalents and restricted cash end of period	$614,546	$556,618

Insperity | 2019 First Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2019	2018

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$326,773	$354,260
Restricted cash	42,227	41,137
Deposits – workers’ compensation	166,474	154,215
Cash, cash equivalents and restricted cash beginning of period	$535,474	$549,612

Cash and cash equivalents	$398,936	$354,641
Restricted cash	44,705	41,137
Deposits – workers’ compensation	170,905	160,840
Cash, cash equivalents and restricted cash end of period	$614,546	$556,618

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$3,140	$—
See accompanying notes.

Insperity | 2019 First Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$397,938	$77,676
Purchase of treasury stock, at cost	—	—	—	(29,037)	—	(29,037)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	(951)	—
Stock-based compensation expense	—	—	4,340	1,700	—	6,040
Other	—	—	436	163	—	599
Dividends paid	—	—	—	—	(12,386)	(12,386)
Unrealized gain on marketable securities, net of tax	—	—	—	—	13	13
Net income	—	—	—	—	76,289	76,289
Balance at March 31, 2019	55,489	$555	$33,833	$(376,097)	$460,903	$119,194

Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$296,792	$66,321
Purchase of treasury stock, at cost	—	—	—	(8,565)	—	(8,565)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	(855)	—
Stock-based compensation expense	—	—	2,840	295	—	3,135
Other	—	—	235	116	—	351
Dividends paid	—	—	—	—	(8,402)	(8,402)
Unrealized gain on marketable securities, net of tax	—	—	—	—	1	1
Net income	—	—	—	—	49,991	49,991
Balance at March 31, 2018	55,489	$555	$22,648	$(257,898)	$337,527	$102,832
See accompanying notes.

Insperity | 2019 First Quarter Form 10-Q	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2018. Our Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at March 31, 2019 and our Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018 and our Consolidated Statement of Stockholders’ Equity for the three month periods ended March 31, 2019 and 2018, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2019 presentation.
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
The policy with United provides approximately 87% of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Insperity | 2019 First Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.0 million as of March 31, 2019, and is reported as a long-term asset. As of March 31, 2019, Plan Costs were less than the net premiums paid and owed to United by $19.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $10.5 million difference is included in prepaid health insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2019 were $40.6 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2018 included a reduction of $3.8 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2019 and 2018, we reduced accrued workers’ compensation costs by $7.8 million and $5.7 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in both the 2019 and 2018 periods was 2.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2019 First Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
(in thousands)	2019	2018

Beginning balance, January 1,	$229,639	$207,630
Accrued claims	15,787	16,903
Present value discount	(1,689)	(1,692)
Paid claims	(12,409)	(9,931)
Ending balance	$231,328	$212,910

Current portion of accrued claims	$44,704	$41,137
Long-term portion of accrued claims	186,624	171,773
Total accrued claims	$231,328	$212,910
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at March 31, 2019 includes $3.3 million of workers’ compensation administrative fees.
As of March 31, 2019 and 2018, the undiscounted accrued workers’ compensation costs were $250.2 million and $226.4 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. As of March 31, 2019, we had restricted cash of $44.7 million and deposits – workers’ compensation of $170.9 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Condensed Consolidated Balance Sheets.
Revenue and Direct Cost Recognition
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $411.7 million and $385.6 million at March 31, 2019 and December 31, 2018, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update (“ASU”) No 2014-09, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2019 First Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018	% Change

Northeast	$310,945	$272,363	14.2%
Southeast	129,906	115,188	12.8%
Central	195,753	168,068	16.5%
Southwest	269,832	232,866	15.9%
West	233,204	212,619	9.7%
	1,139,640	1,001,104	13.8%
Other revenue	13,370	13,268	0.8%
Total revenue	$1,153,010	$1,014,372	13.7%
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter, the collection of lease guidance is referred to as “ASC 842”. Please read Note 6, “Leases,” for additional information.

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2019			December 31, 2018
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$366,128	$—	$366,128	$311,158	$—	$311,158
Investment holdings	24,489	53,599	78,088	16,711	60,781	77,492
Cash in demand accounts	25,809	—	25,809	33,207	—	33,207
Outstanding checks	(17,490)	—	(17,490)	(34,303)	—	(34,303)
Total	$398,936	$53,599	$452,535	$326,773	$60,781	$387,554
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 are $279.6 million and $224.5 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $32.4 million and $34.2 million in client prepayments, respectively.

4.	Fair Value Measurements
We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities,

Insperity | 2019 First Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	March 31, 2019			December 31, 2018
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$377,377	$377,377	$—	$325,819	$325,819	$—
U.S. Treasury bills	62,272	62,272	—	52,197	52,197	—
Municipal bonds	4,567	—	4,567	10,634	—	10,634
Total	$444,216	$439,649	$4,567	$388,650	$378,016	$10,634
The municipal bond securities valued as Level 2 are primarily pre-refunded municipal bonds that are secured by escrow funds containing U.S. government securities. Our valuation techniques used to measure fair value for these securities during the period consisted primarily of third-party pricing services that utilized actual market data such as trades of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2019
U.S. Treasury bills	$49,028	$8	$(4)	$49,032
Municipal bonds	4,567	—	—	4,567
Total	$53,595	$8	$(4)	$53,599

December 31, 2018
U.S. Treasury bills	$50,150	$—	$(3)	$50,147
Municipal bonds	10,640	1	(7)	10,634
Total	$60,790	$1	$(10)	$60,781
As of March 31, 2019, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$53,595	$53,599
One to five years	—	—
Total	$53,595	$53,599
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of March 31, 2019, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

Insperity | 2019 First Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity up to $350 million. The Facility may be increased to $400 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At March 31, 2019, our outstanding balance on the Facility was $144.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $204.6 million.
The Facility matures on February 6, 2023. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate for the period ended March 31, 2019 was 4.00%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2019.

6.	Leases
On January 1, 2019 we adopted ASC 842 using the modified retrospective transition method. Results for the reporting period beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under ASC 840, Leases. Upon adoption of ASC 842, we increased our total assets and liabilities due to the recording of operating lease ROU assets and operating lease liabilities of approximately $50.8 million and $63.7 million, respectively, as of January 1, 2019. These increases did not have a material impact on our results of operations or cash flows.
For all leases that commenced before the effective date of ASC 842, we elected to apply the permitted practical expedients to not reassess the following: (1) whether any expired or existing contracts contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases.
We determine if an arrangement is a lease at inception of a contract. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component related to our other operating facilities.
We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for the three months ended March 31, 2019 were $3.8 million and are included in general and administrative expenses on our Consolidated Statements of Operations. During the three months ended March 31, 2019, cash paid for amount included in the measurement of operating lease liabilities was $4.0 million.

Insperity | 2019 First Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the lease balances within our Condensed Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Condensed Consolidated Balance Sheets	March 31, 2019

Operating lease ROU assets	Right-of-use leased assets	$50,259

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$13,065
Long-term operating lease liabilities	Operating lease liabilities, net of current	50,371
Total operating lease liabilities		$63,436
Less:
Landlord funded tenant improvements		$9,368
Deferred rent		3,809
Operating lease ROU assets		$50,259

Weighted average remaining lease term (years)		6
Weighted average discount rate		4.8%
The following presents the maturity of our operating leases liabilities as of March 31, 2019:

(in thousands)	Operating Leases

Remainder of 2019	$11,791
2020	14,194
2021	11,282
2022	9,945
2023	7,631
Thereafter	18,631
Total remaining obligation	73,474
Less imputed interest	10,038
Present value of lease liabilities	$63,436
As of March 31, 2019, we have additional operating leases that have not yet commenced of $20.5 million with lease terms ranging from 4 years to 7 years.

7.	Stockholders' Equity
During the first three months of 2019, we repurchased or withheld an aggregate of 230,323 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2019, 3,210 shares were repurchased under the Repurchase Program. As of March 31, 2019, we were authorized to repurchase an additional 1,607,945 shares under the Repurchase Program.
Withheld Shares
During the three months ended March 31, 2019, we withheld 227,113 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.

Insperity | 2019 First Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2019	2018

First quarter	$0.30	$0.20
During the three months ended March 31, 2019 and 2018, we paid dividends totaling $12.4 million and $8.4 million, respectively.

8.	Net Income Per Share
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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
(in thousands)	2019	2018

Net income	$76,289	$49,991
Less distributed and undistributed earnings allocated to participating securities	(1,031)	(585)
Net income allocated to common shares	$75,258	$49,406

Weighted average common shares outstanding	40,508	41,224
Incremental shares from assumed LTIP awards and conversions of common stock options	142	493
Adjusted weighted average common shares outstanding	40,650	41,717

9.	Commitments and Contingencies
Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and a third-party who served as the discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The court certified a class defined as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” The court dismissed the breach of fiduciary duty claims relating to the selection of an Insperity subsidiary to serve as the recordkeeper of the Plan. On March 28, 2019, the court partially granted Insperity’s motion for summary judgment, resulting in the dismissal of the claims concerning allegations of excessive recordkeeping fees. The court has denied plaintiffs’ request for a jury trial but has not yet set a date for the bench trial. We believe we have meritorious defenses, and we intend to vigorously

Insperity | 2019 First Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Insperity | 2019 First Quarter Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
2019 Highlights
Our results for 2019 reflect the impact of continued worksite employee (“WSEE”) growth and effective management of gross profit and operating costs contributing to our significant earnings growth.
First Quarter 2019 Compared to First Quarter 2018

•	Average number of WSEEs paid per month increased 15.3% on strong sales and client retention

•	Net income and diluted earnings per share (“diluted EPS”) increased 52.6% and 56.8%, to $76.3 million and $1.85, respectively

•	Adjusted EPS increased 40.4% to $1.98

•	Adjusted EBITDA increased 21.0% to $101.4 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with GAAP.

Insperity | 2019 First Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Financial and Statistical Data

(in thousands, except per share and WSEE data)	Three Months Ended March 31,
	2019	2018	% Change

Financial data:
Revenues	$1,153,010	$1,014,372	13.7%
Gross profit	226,717	199,720	13.5%
Operating expenses	141,256	135,017	4.6%
Operating income	85,461	64,703	32.1%
Other income (expense)	1,564	386	305.2%
Net income	76,289	49,991	52.6%
Diluted EPS	1.85	1.18	56.8%

Non-GAAP financial measures(1):
Adjusted net income	$81,584	$59,546	37.0%
Adjusted EBITDA	101,437	83,813	21.0%
Adjusted EPS	1.98	1.41	40.4%

Average WSEEs paid	225,525	195,683	15.3%
Statistical data (per WSEE per month):
Revenues(2)	$1,704	$1,728	(1.4)%
Gross profit	335	340	(1.5)%
Operating expenses	209	230	(9.1)%
Operating income	126	110	14.5%
Net income	113	85	32.9%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended March 31,
(per WSEE per month)	2019	2018
Gross billings	$10,157	$10,090
Less: WSEE payroll cost	8,453	8,362
Revenues	$1,704	$1,728

Insperity | 2019 First Quarter Form 10-Q	19

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

•
During the first quarter of 2019 (“Q1 2019”), the number of WSEEs paid from new client sales increased over the first quarter of 2018 (“Q1 2018”). In addition, the net change in existing clients declined slightly while client retention remained consistent compared to Q1 2018.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2019 First Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA and Year-over-Year Growth Percentage (in thousands)	Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)

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
Revenue and
Year-over-Year Growth Percentage
(in thousands)

Insperity | 2019 First Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2019 Compared to First Quarter 2018
Our revenues for Q1 2019 were $1,153.0 million, an increase of 13.7%, primarily due to the following:

•	Average WSEEs paid increased 15.3%.

•	Revenues per WSEE per month decreased 1.4%, or $24 on lower WSEE medical participation.
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)

The percentage of total PEO HR Outsourcing solutions revenue in our significant markets includes the following:
Significant Markets

Insperity | 2019 First Quarter Form 10-Q	22

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
First Quarter 2019 Compared to First Quarter 2018
Gross profit for Q1 2019 increased 13.5% to $226.7 million compared to $199.7 million in Q1 2018. Gross profit per WSEE per month for Q1 2019 decreased $5 to $335 compared to $340 in Q1 2018.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month decreased $24 and $19, respectively, due primarily to lower benefit participation in Q1 2019. The net increase in costs between Q1 2019 and Q1 2018 due to the changes in cost estimates for benefits and workers’ compensation totaled $1.4 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•
The cost of group health insurance and related employee benefits decreased $4 per WSEE per month due in part to the decrease in medical participation noted below, but increased 2.7% on a cost per covered employee basis.

•	The percentage of WSEEs covered under our health insurance plans was 67.4% in Q1 2019 compared to 69.7% in Q1 2018.

•	Changes in estimated claims run-off related to prior periods was a reduction of $0.3 million in Q1 2019 compared to a reduction of $3.8 million, or $6 per WSEE per month, in Q1 2018.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

Insperity | 2019 First Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management contributed to the decrease in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.

•	Workers’ compensation costs decreased 2.5%, or $5 on a per WSEE per month basis, in Q1 2019 compared to Q1 2018.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in Q1 2019 were 0.42% compared to 0.50% in Q1 2018.

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $7.8 million, or 0.17% of non-bonus payroll costs, in Q1 2019 compared to a reduction of $5.7 million, or 0.14% of non-bonus payroll costs, in Q1 2018.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 14.0% on a 16.5% increase in payroll costs, but decreased $8 on a per WSEE per month basis.

•	Payroll taxes as a percentage of payroll costs were 8.1% in Q1 2019 compared to 8.3% in Q1 2018.
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

•
Commissions — Commissions expense consists primarily of amounts paid to sales managers and business performance advisors (“ BPAs”) as well as channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.

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

Insperity | 2019 First Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2019 Compared to First Quarter 2018

	Three Months Ended March 31,
	$			WSEE
(in thousands, except per WSEE)	2019	2018	% Change	2019	2018	% Change

Salaries	$83,380	$87,186	(4.4)%	$123	$149	(17.4)%
Stock-based compensation	6,040	3,135	92.7%	9	5	80.0%
Commissions	6,952	6,066	14.6%	10	10	—
Advertising	5,031	3,565	41.1%	7	6	16.7%
General and administrative	33,162	29,852	11.1%	50	51	(2.0)%
Depreciation and amortization	6,691	5,213	28.4%	10	9	11.1%
Total operating expenses	$141,256	$135,017	4.6%	$209	$230	(9.1)%
Operating expenses for Q1 2019 increased 4.6% to $141.3 million compared to $135.0 million in Q1 2018. Operating expenses per WSEE per month for Q1 2019 decreased 9.1% to $209 compared to $230 in Q1 2018.

•
Salaries of corporate and sales staff for Q1 2019 decreased 4.4% to $83.4 million, or $26 per WSEE per month, compared to Q1 2018. This decrease was primarily due to the non-recurrence of a $9.3 million one-time tax reform bonus paid in Q1 2018 partially offset by an 11.4% increase in corporate headcount.

•
Stock based compensation expense for Q1 2019 increased 92.7% to $6.0 million, or $4 per WSEE per month compared to Q1 2018. The increase was primarily due to the acceleration of restricted stock awards and associated expense into the fourth quarter of 2017 that were originally scheduled to vest in Q1 2018.

•
Commissions expense for Q1 2019 increased 14.6% to $7.0 million, but remained flat on a per WSEE per month basis, compared to Q1 2018. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2019.

•
General and administrative expenses for Q1 2019 increased 11.1% to $33.2 million, but decreased $1 on a per WSEE per month basis, compared to Q1 2018. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs and maintenance costs.

•
Depreciation and amortization expense for Q1 2019 increased 28.4% to $6.7 million, or $1 per WSEE per month, compared to Q1 2018. The increase was primarily due to increased capital expenditures related to software development costs.

Other Income (Expense)
Other income, net for Q1 2019 increased to $1.6 million compared to $0.4 million in Q1 2018, primarily due to increased interest earned on our marketable security investments.
Income Tax Expense

	Three Months Ended March 31,
	2019	2018

Effective income tax rate	12.3%	23.2%
For the three months ended March 31, 2019, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of long-term incentive stock awards. During the first three months of 2019 and 2018, we recognized an income tax benefit of $14.5 million and $3.7 million, respectively, related to the vesting of long-term incentive in both periods and restricted stock awards in 2019.

Insperity | 2019 First Quarter Form 10-Q	25

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

Adjusted operating expense	Represents operating expenses excluding the impact of the following: • costs associated with a one-time tax reform bonus paid to corporate employees.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock based compensation, and • costs associated with a one-time tax reform bonus paid to corporate employees.

Adjusted Net Income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock based compensation, and • costs associated with a one-time tax reform bonus paid to corporate employees.

Adjusted EPS
Represents diluted net income per share computed in accordance with GAAP, excluding:
•  non-cash stock based compensation, and
•  costs associated with a one-time tax reform bonus paid to corporate employees.

Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2019		2018
	$	WSEE	$	WSEE

Payroll cost	$5,718,660	$8,453	$4,908,984	$8,362
Less: Bonus payroll cost	990,578	1,465	830,861	1,415
Non-bonus payroll cost	$4,728,082	$6,988	$4,078,123	$6,947
% Change period over period	15.9%	0.6%	15.9%	3.3%

Insperity | 2019 First Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	March 31, 2019	December 31, 2018

Cash, cash equivalents and marketable securities	$452,535	$387,554
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	279,641	224,487
Client prepayments	32,388	34,177
Adjusted cash, cash equivalents and marketable securities	$140,506	$128,890
Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP) in thousands, except per WSEE per month:

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2019		2018
	$	WSEE	$	WSEE

Operating expenses	$141,256	$209	$135,017	$230
Less:
One-time tax reform bonus	—	—	9,306	16
Adjusted operating expenses	$141,256	$209	$125,711	$214
% Change period over period	12.4%	(2.3)%	18.8%	5.9%
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2019		2018
	$	WSEE	$	WSEE

Net income	$76,289	$113	$49,991	$85
Income tax expense	10,736	16	15,098	26
Interest expense	1,681	2	1,070	2
Depreciation and amortization	6,691	10	5,213	9
EBITDA	95,397	141	71,372	122
Stock-based compensation	6,040	9	3,135	5
One-time tax reform bonus	—	—	9,306	16
Adjusted EBITDA	$101,437	$150	$83,813	$143
% Change period over period	21.0%	4.9%	33.6%	19.2%

Insperity | 2019 First Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended March 31,
(in thousands)	2019	2018

Net income	$76,289	$49,991
Non-GAAP adjustments:
Stock-based compensation	6,040	3,135
One-time tax reform bonus	—	9,306
Total non-GAAP adjustments	6,040	12,441
Tax effect	(745)	(2,886)
Adjusted net income	$81,584	$59,546
% Change period over period	37.0%	54.1%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended March 31,
(amounts per share)	2019	2018

Diluted EPS	$1.85	$1.18
Non-GAAP adjustments:
Stock-based compensation	0.15	0.07
One-time tax reform bonus	—	0.22
Total non-GAAP adjustments	0.15	0.29
Tax effect	(0.02)	(0.06)
Adjusted EPS	$1.98	$1.41
% Change period over period	40.4%	53.3%
Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $452.5 million in cash, cash equivalents and marketable securities at March 31, 2019, of which approximately $279.6 million was payable in early April 2019 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $32.4 million were client prepayments that were payable in April 2019. At March 31, 2019, we had working capital of $129.7 million compared to $94.2 million at December 31, 2018. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2019. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
We have a $350 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of March 31, 2019, we had an outstanding letter of credit and borrowings totaling $145.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2019 First Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Operating Activities
Net cash provided by operating activities in the first three months of 2019 was $117.7 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2019, the last business day of the reporting period was a Friday, client prepayments were $32.4 million and employment taxes and other deductions were $279.6 million. In the period ended March 31, 2018, the last business day of the reporting period was also a Friday, client prepayments were $14.9 million and employment taxes and other deductions were $254.2 million.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2019, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in an $19.5 million surplus, $10.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at March 31, 2019, were $40.6 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income increased 37.0% to $81.6 million in the first three months ended March 31, 2019, compared to $59.5 million in the first three months ended March 31, 2018. Please read “Results of Operations – First Three Months Ended March 31, 2019 Compared to First Three Months Ended March 31, 2018.”

Cash Flows from Investing Activities
Net cash flows provided by investing activities were $1.7 million for the three months ended March 31, 2019, primarily due to marketable securities maturities and dispositions, net of purchases, of $7.3 million and property and equipment purchases of $5.6 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $40.3 million for the three months ended March 31, 2019. We repurchased $29.0 million in stock and paid $12.4 million in dividends during the three months ended March 31, 2019.

Insperity | 2019 First Quarter Form 10-Q	29

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2019, we had outstanding letters of credit and borrowings totaling $145.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2019 First Quarter Form 10-Q	30

OTHER INFORMATION

PART II
Item 1. Legal Proceedings

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

•	failure to manage growth of our operations and the effectiveness of our sales and marketing efforts;

•	the impact of the competitive environment and other developments in the human resources services industry, including the PEO industry, on our growth and/or profitability;

•	our liability for worksite employee payroll, payroll taxes and benefits costs;

•	our liability for disclosure of sensitive or private information;

•	our ability to integrate or realize expected returns on our acquisitions;

•	failure of our information technology systems;

•	an adverse final judgment or settlement of claims against Insperity; and

•	disruptions to our business resulting from the actions of certain stockholders.

Insperity | 2019 First Quarter Form 10-Q	31

OTHER INFORMATION

These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2018 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Except to the extent otherwise required by federal securities law, we do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.
In addition, please read the following together with “Risk Factors -- Changes in federal, state and local regulation or our inability to obtain licenses under new regulatory frameworks could have a material adverse effect on our results of operations or financial condition” under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018:
On April 19, 2019, the Internal Revenue Service released an advice memorandum from the Office of the Chief Counsel concerning the IRS’s interpretations of proposed regulations regarding the reporting of remuneration and associated payroll taxes related to WSEEs of Certified Professional Employer Organizations (CPEOs) who are also deemed self-employed owners of client companies for federal tax purposes. The memorandum advises that CPEOs should not report remuneration paid to such self-employed owners on Form W-2 or subject such remuneration to federal employment taxes. As an employer, we have historically reported remuneration and associated payroll taxes processed on Form W-2 for all WSEEs, including those who would be deemed self-employed owners of client companies. Accordingly, if we must transition our reporting and payroll tax processing methods for self-employed owners to those described in the memorandum, then our failure to successfully make such a transition could have a material adverse impact on our business and operations, including our ability to attract and retain clients.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended March 31, 2019 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
01/01/2019 – 01/31/2019	3,210	$89.03	3,210	1,607,945
02/01/2019 – 02/28/2019	185,821	127.63	—	1,607,945
03/01/2019 – 03/31/2019	41,292	121.93	—	1,607,945
Total	230,323	$126.07	3,210
____________________________________

(1)
During the three months ended March 31, 2019, 227,113 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. As of March 31, 2019, we were authorized to repurchase an additional 1,607,945 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2019 First Quarter Form 10-Q	32

OTHER INFORMATION

Item 6. Exhibits

Exhibit No		Exhibit
10.1	*	Standard Form of Agreement Between Owner and Contractor dated February 8, 2019 between Insperity Service, L.P. and David E. Harvey Builders, Inc.
10.2(+)	*
Amendment to Minimum Premium Administrative Services Agreement (as previously amended effective January 1, 2016) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019.

10.3(+)	*
Amendment to Minimum Premium Financial Agreement (as previously amended effective January 1, 2017) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019.

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

____________________________________
(+)
Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive hard to the Company if publicly disclosed.

*	Filed with this report.

**	Furnished with this report.

(1)
Attached as exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018; (2) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (3) the Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2019 and March 31, 2018; (4) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018; and (5) Notes to the Consolidated Financial Statements.

Insperity | 2019 First Quarter Form 10-Q	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: April 29, 2019	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2019 First Quarter Form 10-Q	34