Form 10-Q
period 2019-06-30
INSPERITY, INC.
filed 2019-07-29
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

“non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of July 22, 2019, 41,186,348 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$324,926	$326,773
Restricted cash	43,268	42,227
Marketable securities	61,129	60,781
Accounts receivable, net	424,135	400,623
Prepaid insurance	24,469	8,411
Other current assets	29,794	27,721
Income taxes receivable	11,456	—
Total current assets	919,177	866,536
Property and equipment, net of accumulated depreciation	120,828	117,213
Right-of-use leased assets	54,189	—
Prepaid health insurance	9,000	9,000
Deposits – health insurance	6,600	6,200
Deposits – workers’ compensation	187,728	166,474
Goodwill and other intangible assets, net	12,720	12,726
Deferred income taxes, net	556	8,816
Other assets	6,197	4,851
Total assets	$1,316,995	$1,191,816

Liabilities and stockholders’ equity
Accounts payable	$6,548	$10,622
Payroll taxes and other payroll deductions payable	244,694	261,166
Accrued worksite employee payroll cost	373,532	329,979
Accrued health insurance costs	20,376	35,153
Accrued workers’ compensation costs	47,122	45,818
Accrued corporate payroll and commissions	37,820	60,704
Other accrued liabilities	39,756	28,890
Total current liabilities	769,848	772,332
Accrued workers’ compensation cost, net of current	188,241	187,412
Long-term debt	169,400	144,400
Operating lease liabilities, net of current	54,617	—
Other accrued liabilities, net of current	—	9,996
Total noncurrent liabilities	412,258	341,808
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	41,009	36,752
Treasury stock, at cost	(383,830)	(357,569)
Retained earnings	477,155	397,938
Total stockholders’ equity	134,889	77,676
Total liabilities and stockholders’ equity	$1,316,995	$1,191,816
See accompanying notes.

Insperity | 2019 Second Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Revenues(1)	$1,043,316	$922,295	$2,196,326	$1,936,667
Payroll taxes, benefits and workers’ compensation costs	869,581	767,751	1,795,874	1,582,403
Gross profit	173,735	154,544	400,452	354,264
Salaries, wages and payroll taxes	74,696	68,748	158,076	155,934
Stock-based compensation	8,256	5,752	14,296	8,887
Commissions	7,741	6,979	14,693	13,045
Advertising	7,548	6,585	12,579	10,150
General and administrative expenses	29,866	27,419	63,028	57,271
Depreciation and amortization	6,908	5,480	13,599	10,693
Total operating expenses	135,015	120,963	276,271	255,980
Operating income	38,720	33,581	124,181	98,284
Other income (expense):
Interest income	2,802	1,807	6,047	3,263
Interest expense	(1,639)	(1,108)	(3,320)	(2,178)
Income before income tax expense	39,883	34,280	126,908	99,369
Income tax expense	11,327	9,720	22,063	24,818
Net income	$28,556	$24,560	$104,845	$74,551
Less distributed and undistributed earnings allocated to participating securities	(309)	(346)	(1,183)	(1,064)
Net income allocated to common shares	$28,247	$24,214	$103,662	$73,487

Net income per share of common stock
Basic	$0.69	$0.59	$2.55	$1.78
Diluted	$0.69	$0.58	$2.54	$1.77
 ____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Gross billings	$6,377,014	$5,550,342	$13,248,684	$11,473,698
Less: WSEE payroll cost	5,333,698	4,628,047	11,052,358	9,537,031
Revenues	$1,043,316	$922,295	$2,196,326	$1,936,667

See accompanying notes.

Insperity | 2019 Second Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2019	2018

Cash flows from operating activities
Net income	$104,845	$74,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,599	10,693
Stock-based compensation	14,296	8,887
Deferred income taxes	8,260	(255)
Changes in operating assets and liabilities:
Accounts receivable	(23,512)	(17,773)
Prepaid insurance	(16,058)	(6,866)
Other current assets	(2,073)	4,351
Other assets	(2,033)	(1,957)
Accounts payable	(4,074)	(2,324)
Payroll taxes and other payroll deductions payable	(16,472)	(89,815)
Accrued worksite employee payroll expense	43,553	28,194
Accrued health insurance costs	(14,777)	(1,948)
Accrued workers’ compensation costs	2,133	9,926
Accrued corporate payroll, commissions and other accrued liabilities	(22,878)	(15,183)
Income taxes payable/receivable	(12,381)	16,808
Total adjustments	(32,417)	(57,262)
Net cash provided by operating activities	72,428	17,289

Cash flows from investing activities
Marketable securities:
Purchases	(60,609)	(11,849)
Proceeds from dispositions	5,499	5,439
Proceeds from maturities	55,110	1,125
Property and equipment:
Purchases	(17,207)	(14,025)
Net cash used in investing activities	(17,207)	(19,310)

Cash flows from financing activities
Purchase of treasury stock	(38,796)	(16,227)
Dividends paid	(24,740)	(16,786)
Borrowings under revolving line of credit	25,000	—
Other	3,763	1,110
Net cash used in financing activities	(34,773)	(31,903)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,448	(33,924)
Cash, cash equivalents and restricted cash beginning of period	535,474	549,612
Cash, cash equivalents and restricted cash end of period	$555,922	$515,688

Insperity | 2019 Second Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2019	2018

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$326,773	$354,260
Restricted cash	42,227	41,137
Deposits – workers’ compensation	166,474	154,215
Cash, cash equivalents and restricted cash beginning of period	$535,474	$549,612

Cash and cash equivalents	$324,926	$308,711
Restricted cash	43,268	41,827
Deposits – workers’ compensation	187,728	165,150
Cash, cash equivalents and restricted cash end of period	$555,922	$515,688

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$11,894	$—
See accompanying notes.

Insperity | 2019 Second Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2019 and 2018

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$397,938	$77,676
Purchase of treasury stock, at cost	—	—	—	(38,796)	—	(38,796)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	(951)	—
Stock-based compensation expense	—	—	10,776	3,520	—	14,296
Other	—	—	1,176	369	—	1,545
Dividends paid	—	—	—	—	(24,740)	(24,740)
Unrealized gain on marketable securities, net of tax	—	—	—	—	63	63
Net income	—	—	—	—	104,845	104,845
Balance at June 30, 2019	55,489	$555	$41,009	$(383,830)	$477,155	$134,889

Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$296,792	$66,321
Purchase of treasury stock, at cost	—	—	—	(16,227)	—	(16,227)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	(855)	—
Stock-based compensation expense	—	—	7,005	1,882	—	8,887
Other	—	—	785	325	—	1,110
Dividends paid	—	—	—	—	(16,786)	(16,786)
Unrealized gain on marketable securities, net of tax	—	—	—	—	4	4
Net income	—	—	—	—	74,551	74,551
Balance at June 30, 2018	55,489	$555	$27,363	$(263,764)	$353,706	$117,860

Insperity | 2019 Second Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended June 30, 2019 and 2018

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at March 31, 2019	55,489	$555	$33,833	$(376,097)	$460,903	$119,194
Purchase of treasury stock, at cost	—	—	—	(9,759)	—	(9,759)
Stock-based compensation expense	—	—	6,436	1,820	—	8,256
Other	—	—	740	206	—	946
Dividends paid	—	—	—	—	(12,354)	(12,354)
Unrealized gain on marketable securities, net of tax	—	—	—	—	50	50
Net income	—	—	—	—	28,556	28,556
Balance at June 30, 2019	55,489	$555	$41,009	$(383,830)	$477,155	$134,889

Balance at March 31, 2018	55,489	$555	$22,648	$(257,898)	$337,527	$102,832
Purchase of treasury stock, at cost	—	—	—	(7,662)	—	(7,662)
Stock-based compensation expense	—	—	4,165	1,587	—	5,752
Other	—	—	550	209	—	759
Dividends paid	—	—	—	—	(8,384)	(8,384)
Unrealized gain on marketable securities, net of tax	—	—	—	—	3	3
Net income	—	—	—	—	24,560	24,560
Balance at June 30, 2018	55,489	$555	$27,363	$(263,764)	$353,706	$117,860
See accompanying notes.

Insperity | 2019 Second Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2018. Our Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at June 30, 2019 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018 and our Consolidated Statements of Stockholders’ Equity for the three and six month periods ended June 30, 2019 and 2018, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2019 presentation.
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
The policy with United provides approximately 87% of our health insurance coverage. While the policy with United is a fully-insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.

Insperity | 2019 Second Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.0 million as of June 30, 2019, and is reported as a long-term asset. As of June 30, 2019, Plan Costs were less than the net premiums paid and owed to United by $16.4 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $7.4 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at June 30, 2019 were $15.0 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2019 included a charge of $3.5 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2019 and 2018, we reduced accrued workers’ compensation costs by $19.0 million and $10.9 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2019 period was 2.3% and in the 2018 period was 2.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2019 Second Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
(in thousands)	2019	2018

Beginning balance, January 1,	$229,639	$207,630
Accrued claims	27,299	33,260
Present value discount	(2,703)	(3,360)
Paid claims	(22,727)	(21,686)
Ending balance	$231,508	$215,844

Current portion of accrued claims	$43,267	$41,827
Long-term portion of accrued claims	188,241	174,017
Total accrued claims	$231,508	$215,844

The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at June 30, 2019 includes $3.9 million of workers’ compensation administrative fees.
As of June 30, 2019 and 2018, the undiscounted accrued workers’ compensation costs were $250.9 million and $230.4 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the six months ended June 30, 2019, we funded a collateral deposit of $6.4 million for policy years prior to 2007, which increased deposits. As of June 30, 2019, we had restricted cash of $43.3 million and deposits – workers’ compensation of $187.7 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $414.6 million and $385.6 million at June 30, 2019 and December 31, 2018, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update (“ASU”) No 2014-09, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2019 Second Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change

Northeast	$270,475	$239,278	13.0%	$581,422	$511,642	13.6%
Southeast	120,148	108,264	11.0%	250,054	223,452	11.9%
Central	179,443	153,025	17.3%	375,196	321,092	16.8%
Southwest	244,462	213,920	14.3%	514,294	446,785	15.1%
West	215,639	194,986	10.6%	448,842	407,605	10.1%
	1,030,167	909,473	13.3%	2,169,808	1,910,576	13.6%
Other revenue	13,149	12,822	2.6%	26,518	26,091	1.6%
Total revenue	$1,043,316	$922,295	13.1%	$2,196,326	$1,936,667	13.4%

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2019			December 31, 2018
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$292,464	$—	$292,464	$311,158	$—	$311,158
Investment holdings	13,515	61,129	74,644	16,711	60,781	77,492
Cash in demand accounts	39,915	—	39,915	33,207	—	33,207
Outstanding checks	(20,968)	—	(20,968)	(34,303)	—	(34,303)
Total	$324,926	$61,129	$386,055	$326,773	$60,781	$387,554

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Included in the cash, cash equivalents and marketable securities at June 30, 2019 and December 31, 2018 are $218.0 million and $224.5 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $37.4 million and $34.2 million in client prepayments, respectively.

4.	Fair Value Measurements
We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

Insperity | 2019 Second Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2019			December 31, 2018
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$303,908	$303,908	$—	$325,819	$325,819	$—
U.S. Treasury bills	59,775	59,775	—	52,197	52,197	—
Municipal bonds	3,425	—	3,425	10,634	—	10,634
Total	$367,108	$363,683	$3,425	$388,650	$378,016	$10,634

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2019
U.S. Treasury bills	$57,650	$54	$—	$57,704
Municipal bonds	3,425	—	—	3,425
Total	$61,075	$54	$—	$61,129

December 31, 2018
U.S. Treasury bills	$50,150	$—	$(3)	$50,147
Municipal bonds	10,640	1	(7)	10,634
Total	$60,790	$1	$(10)	$60,781

As of June 30, 2019, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$61,075	$61,129
One to five years	—	—
Total	$61,075	$61,129

Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of June 30, 2019, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

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

Insperity | 2019 Second Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

subsidiaries. At June 30, 2019, our outstanding balance on the Facility was $169.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $179.6 million.
The Facility matures on February 6, 2023. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate for the period ended June 30, 2019 was 4.00%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2019.

6.	Leases
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
We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for the three and six months ended June 30, 2019 were $3.8 million and $7.6 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Operations. During the six months ended June 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $8.1 million.

Insperity | 2019 Second Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the lease balances within our Condensed Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Condensed Consolidated Balance Sheets	June 30, 2019

Operating lease ROU assets	Right-of-use leased assets	$54,189

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$14,241
Long-term operating lease liabilities	Operating lease liabilities, net of current	54,617
Total operating lease liabilities		$68,858
Less:
Landlord funded tenant improvements		$10,555
Deferred rent		4,114
Operating lease ROU assets		$54,189

Weighted average remaining lease term (years)		6
Weighted average discount rate		4.7%

The following presents the maturity of our operating leases liabilities as of June 30, 2019:

(in thousands)	Operating Leases

Remainder of 2019	$8,578
2020	16,035
2021	13,185
2022	11,637
2023	9,286
Thereafter	20,606
Total remaining obligation	79,327
Less imputed interest	10,469
Present value of lease liabilities	$68,858

As of June 30, 2019, we have additional operating leases that have not yet commenced of $16.6 million with lease terms ranging from 4 years to 7 years.

7.	Stockholders' Equity
During the first six months of 2019, we repurchased or withheld an aggregate of 315,369 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2019, 88,210 shares were repurchased under the Repurchase Program. As of June 30, 2019, we were authorized to repurchase an additional 1,522,945 shares under the Repurchase Program.
Withheld Shares
During the six months ended June 30, 2019, we withheld 227,159 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.

Insperity | 2019 Second Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2019	2018

First quarter	$0.30	$0.20
Second quarter	0.30	0.20

During the six months ended June 30, 2019 and 2018, we paid dividends totaling $24.7 million and $16.8 million, respectively.

8.	Net Income Per Share
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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Net income	$28,556	$24,560	$104,845	$74,551
Less distributed and undistributed earnings allocated to participating securities	(309)	(346)	(1,183)	(1,064)
Net income allocated to common shares	$28,247	$24,214	$103,662	$73,487

Weighted average common shares outstanding	40,771	41,377	40,640	41,301
Incremental shares from assumed LTIP awards and conversions of common stock options	145	156	140	324
Adjusted weighted average common shares outstanding	40,916	41,533	40,780	41,625

9.	Commitments and Contingencies
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

Insperity | 2019 Second Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

claims concerning allegations of excessive recordkeeping fees. The court has denied plaintiffs’ request for a jury trial and has set a bench trial for March 2, 2020. With respect to plaintiffs’ remaining claims, plaintiffs allege damages up to $128 million against all defendants. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying consolidated financial statements.
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

Insperity | 2019 Second Quarter Form 10-Q	18

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
Executive Summary
Overview
Insperity, Inc. (“Insperity,” “we,” “our,” and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
2019 Highlights
Our results for 2019 reflect the impact of continued worksite employee (“WSEE”) growth and effective management of gross profit and operating costs contributing to our significant earnings growth.
Second Quarter 2019 Compared to Second Quarter 2018

•	Average number of WSEEs paid per month increased 13.8%

•	Net income and diluted earnings per share (“diluted EPS”) increased 16.3% and 19.0%, to $28.6 million and $0.69, respectively

•	Adjusted EPS increased 22.1% to $0.83

•	Adjusted EBITDA increased 21.6% to $56.7 million
First Six Months 2019 Compared to First Six Months 2018

•	Average number of WSEEs paid per month increased 14.5%

•	Net income and diluted EPS increased 40.6% and 43.5% to $104.8 million and $2.54, respectively

•	Adjusted EPS increased 34.4% to $2.81

•	Adjusted EBITDA increased 21.2% to $158.1 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with GAAP.

Insperity | 2019 Second Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Financial and Statistical Data

(in thousands, except per share and WSEE data)	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change

Financial data:
Revenues	$1,043,316	$922,295	13.1%	$2,196,326	$1,936,667	13.4%
Gross profit	173,735	154,544	12.4%	400,452	354,264	13.0%
Operating expenses	135,015	120,963	11.6%	276,271	255,980	7.9%
Operating income	38,720	33,581	15.3%	124,181	98,284	26.3%
Other income (expense)	1,163	699	66.4%	2,727	1,085	151.3%
Net income	28,556	24,560	16.3%	104,845	74,551	40.6%
Diluted EPS	0.69	0.58	19.0%	2.54	1.77	43.5%

Non-GAAP financial measures(1):
Adjusted net income	$34,467	$28,681	20.2%	$116,051	$88,227	31.5%
Adjusted EBITDA	56,686	46,620	21.6%	158,123	130,433	21.2%
Adjusted EPS	0.83	0.68	22.1%	2.81	2.09	34.4%

Average WSEEs paid	232,010	203,950	13.8%	228,768	199,816	14.5%
Statistical data (per WSEE per month):
Revenues(2)	$1,499	$1,507	(0.5)%	$1,600	$1,615	(0.9)%
Gross profit	250	253	(1.2)%	292	295	(1.0)%
Operating expenses	194	198	(2.0)%	201	214	(6.1)%
Operating income	56	55	1.8%	90	82	9.8%
Net income	41	40	2.5%	76	62	22.6%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(per WSEE per month)	2019	2018	2019	2018
Gross billings	$9,162	$9,071	$9,652	$9,570
Less: WSEE payroll cost	7,663	7,564	8,052	7,955
Revenues	$1,499	$1,507	$1,600	$1,615
New Accounting Pronouncements
Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – New Accounting Pronouncements," for new accounting pronouncements information.

Insperity | 2019 Second Quarter Form 10-Q	20

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

•
During the second quarter of 2019 (“Q2 2019”), the number of WSEEs paid from new client sales increased over the second quarter of 2018 (“Q2 2018”) due to an 11.1% increase in the number of Business Performance Advisors. Additionally, client retention remained at high levels with a retention rate just above 99% in both periods. Net gains in our client base during Q2 2019 declined compared to Q2 2018 due to less hiring of full-time and seasonal employees.

•
During the first six months of 2019 (“YTD 2019”), the number of WSEEs paid from new client sales increased over the first six months of 2018 (“YTD 2018”) due to a 9.9% increase in the number of Business Performance Advisors. Additionally, client retention remained consistent compared to YTD 2018. Net gains in our client base declined compared to YTD 2018 due to less hiring of full-time and seasonal employees.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2019 Second Quarter Form 10-Q	21

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

Insperity | 2019 Second Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and
Year-over-Year Growth Percentage
(in thousands)

Second Quarter 2019 Compared to Second Quarter 2018
Our revenues for Q2 2019 were $1.0 billion, an increase of 13.1%, primarily due to the following:

•	Average WSEEs paid increased 13.8%.

•	Revenues per WSEE per month decreased 0.5%, or $8 on lower WSEE medical participation.
First Six Months 2019 Compared to First Six Months 2018
Our revenues for YTD 2019 were $2.2 billion, an increase of 13.4%, primarily due to the following:

•	Average WSEEs paid increased 14.5%.

•	Revenues per WSEE per month decreased 0.9%, or $15 on lower WSEE medical participation.

Insperity | 2019 Second Quarter Form 10-Q	23

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

Insperity | 2019 Second Quarter Form 10-Q	24

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Second Quarter 2019 Compared to Second Quarter 2018
Gross profit for Q2 2019 increased 12.4% to $173.7 million compared to $154.5 million in Q2 2018. Gross profit per WSEE per month for Q2 2019 decreased $3 to $250 compared to $253 in Q2 2018.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month decreased $8 and $5, respectively, due primarily to lower benefit participation in Q2 2019. The net decrease in costs between Q2 2019 and Q2 2018 due to the changes in cost estimates for benefits and workers’ compensation totaled $5.1 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•
The cost of group health insurance and related employee benefits was flat on a per WSEE per month basis, due in part to the decrease in medical participation noted below, but increased 3.1% on a cost per covered employee basis due in part to an increase in large claim activity during the period.

Insperity | 2019 Second Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
The percentage of WSEEs covered under our health insurance plans was 66.6% in Q2 2019 compared to 68.6% in Q2 2018 due in part to a large client added in the third quarter of 2018 not covered under our medical plan.

•
Changes in estimated claims run-off related to prior periods was a charge of $7.3 million, or $10 per WSEE per month, in Q2 2019 compared to a charge of $6.8 million, or $11 per WSEE per month, in Q2 2018.

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

•	Workers’ compensation costs decreased 18.3%, or $9 on a per WSEE per month basis, in Q2 2019 compared to Q2 2018.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in Q2 2019 were 0.34% compared to 0.48% in Q2 2018.

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $11.8 million, or 0.24% of non-bonus payroll costs, in Q2 2019 compared to a reduction of $6.2 million, or 0.14% of non-bonus payroll costs, in Q2 2018.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 14.6% on a 15.2% increase in payroll costs, or $4 per WSEE per month.

•	Payroll taxes as a percentage of payroll costs were 6.9% in both Q2 2019 and Q2 2018.
First Six Months 2019 Compared to First Six Months 2018
Gross profit for YTD 2019 increased 13.0% to $400.5 million compared to $354.3 million in YTD 2018. Gross profit per WSEE per month for YTD 2019 decreased $3 to $292 compared to $295 in YTD 2018.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month decreased $15 and $12, respectively, due primarily to lower benefit participation in YTD 2019. The net decrease in costs between YTD 2019 and YTD 2018 due to the changes in cost estimates for benefits and workers’ compensation totaled $2.7 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•
The cost of group health insurance and related employee benefits decreased $2 per WSEE per month, due in part to the decrease in medical participation noted below, but increased 2.9% on a cost per covered employee basis due in part to an increase in large claim activity during the period.

•
The percentage of WSEEs covered under our health insurance plans was 67.0% in YTD 2019 compared to 69.1% in YTD 2018 due in part to a large client added in the third quarter of 2018 not covered under our medical plan.

•
Changes in estimated claims run-off related to prior periods was a charge of $3.5 million, or $3 per WSEE per month, in YTD 2019 compared to a reduction of $1.9 million, or $2 per WSEE per month, in YTD 2018.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.

Insperity | 2019 Second Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management contributed to the decrease in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.

•	Workers’ compensation costs decreased 10.4%, or $7 on a per WSEE per month basis, in YTD 2019 compared to YTD 2018.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2019 were 0.38% compared to 0.49% in YTD 2018.

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $19.0 million, or 0.20% of non-bonus payroll costs, in YTD 2019 compared to a reduction of $10.9 million, or 0.13% of non-bonus payroll costs, in YTD 2018.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 14.2% on a 15.9% increase in payroll costs, but decreased $1 on a per WSEE per month basis.

•	Payroll taxes as a percentage of payroll costs were 7.5% in YTD 2019 compared to 7.6% in YTD 2018.
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

•
Commissions — Commissions expense consists primarily of amounts paid to sales managers and business performance advisors (“BPAs”) as well as channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.

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

Insperity | 2019 Second Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2019 Compared to Second Quarter 2018

	Three Months Ended June 30,
	$			WSEE
(in thousands, except per WSEE)	2019	2018	% Change	2019	2018	% Change

Salaries	$74,696	$68,748	8.7%	$107	$112	(4.5)%
Stock-based compensation	8,256	5,752	43.5%	11	10	10.0%
Commissions	7,741	6,979	10.9%	11	11	—
Advertising	7,548	6,585	14.6%	11	11	—
General and administrative	29,866	27,419	8.9%	43	45	(4.4)%
Depreciation and amortization	6,908	5,480	26.1%	11	9	22.2%
Total operating expenses	$135,015	$120,963	11.6%	$194	$198	(2.0)%
Operating expenses for Q2 2019 increased 11.6% to $135.0 million compared to $121.0 million in Q2 2018. Operating expenses per WSEE per month for Q2 2019 decreased 2.0% to $194 compared to $198 in Q2 2018.

•
Salaries of corporate and sales staff for Q2 2019 increased 8.7% to $74.7 million, but decreased $5 per WSEE per month basis, compared to Q2 2018. This increase was primarily due to a 12% increase in corporate headcount, which was partially offset by lower incentive compensation expense in Q2 2019 compared to Q2 2018.

•
Stock based compensation expense for Q2 2019 increased 43.5% to $8.3 million, or $1 per WSEE per month, compared to Q2 2018. The increase was primarily due to awards issued under our restricted stock and Long-Term Incentive Program.

•
Commissions expense for Q2 2019 increased 10.9% to $7.7 million, but remained flat on a per WSEE per month basis, compared to Q2 2018. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2019.

•
Advertising expense for Q2 2019 increased 14.6% to $7.5 million, but remained flat on a per WSEE per month basis, compared to Q2 2018. The increase was primarily due to an increase in television advertising and promotions.

•
General and administrative expenses for Q2 2019 increased 8.9% to $29.9 million, but decreased $2 on a per WSEE per month basis, compared to Q2 2018. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs and technology maintenance costs.

•
Depreciation and amortization expense for Q2 2019 increased 26.1% to $6.9 million, or $2 per WSEE per month, compared to Q2 2018. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Insperity | 2019 Second Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Six Months 2019 Compared to First Six Months 2018

	Six Months Ended June 30,
	$			WSEE
(in thousands, except per WSEE)	2019	2018	% Change	2019	2018	% Change

Salaries	$158,076	$155,934	1.4%	$115	$130	(11.5)%
Stock-based compensation	14,296	8,887	60.9%	10	7	42.9%
Commissions	14,693	13,045	12.6%	11	11	—
Advertising	12,579	10,150	23.9%	9	9	—
General and administrative	63,028	57,271	10.1%	45	48	(6.3)%
Depreciation and amortization	13,599	10,693	27.2%	11	9	22.2%
Total operating expenses	$276,271	$255,980	7.9%	$201	$214	(6.1)%
Operating expenses for YTD 2019 increased 7.9% to $276.3 million compared to $256.0 million in YTD 2018. Operating expenses per WSEE per month for YTD 2019 decreased 6.1% to $201 compared to $214 in YTD 2018.

•
Salaries of corporate and sales staff for YTD 2019 increased 1.4% to $158.1 million, but decreased $15 on a per WSEE per month basis, compared to YTD 2018. This increase was primarily due to an 11.7% increase in corporate headcount, partially offset by the non-recurrence of a $9.3 million one-time tax reform bonus paid in the first quarter of 2018 (“Q1 2018”) and lower incentive compensation expense in YTD 2019 compared to YTD 2018.

•
Stock based compensation expense for YTD 2019 increased 60.9% to $14.3 million or $3 per WSEE per month, compared to YTD 2018. The increase was primarily due to the acceleration of restricted stock awards and associated expense into the fourth quarter of 2017 that were originally scheduled to vest in Q1 2018.

•
Commissions expense for YTD 2019 increased 12.6% to $14.7 million, but remained flat on a per WSEE per month basis, compared to YTD 2018. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2019.

•
Advertising expense for YTD 2019 increased 23.9% to $12.6 million, but remained flat on a per WSEE per month basis, compared to YTD 2018. The increase was primarily due to an increase in television and advertising promotions.

•
General and administrative expenses for YTD 2019 increased 10.1% to $63.0 million, but decreased $3 on a per WSEE per month basis, compared to YTD 2018. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs and technology maintenance costs.

•
Depreciation and amortization expense for YTD 2019 increased 27.2% to $13.6 million, or $2 per WSEE per month, compared to YTD 2018. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Other Income (Expense)
Other income, net for Q2 2019 increased to $1.2 million compared to $0.7 million in Q2 2018, and for YTD 2019 increased to $2.7 million compared to $1.1 million in YTD 2018, primarily due to increased interest earned on our marketable security investments.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Effective income tax rate	28.4%	28.4%	17.4%	25.0%

Insperity | 2019 Second Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2019, our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses.
For the six months ended June 30, 2019, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first six months of 2019 and 2018, we recognized an income tax benefit of $14.5 million and $3.7 million, respectively, related to the vesting of long-term incentive in both periods and restricted stock awards.
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

Adjusted EPS
Represents diluted net income per share computed in accordance with GAAP, excluding:
•  non-cash stock based compensation, and
•  costs associated with a one-time tax reform bonus paid to corporate employees.

Insperity | 2019 Second Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2019		2018		2019		2018
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$5,333,698	$7,663	$4,628,047	$7,564	$11,052,358	$8,052	$9,537,031	$7,955
Less: Bonus payroll cost	451,828	649	372,225	608	1,442,406	1,051	1,203,086	1,003
Non-bonus payroll cost	$4,881,870	$7,014	$4,255,822	$6,956	$9,609,952	$7,001	$8,333,945	$6,952
% Change period over period	14.7%	0.8%	16.9%	3.4%	15.3%	0.7%	16.4%	3.3%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	June 30, 2019	December 31, 2018

Cash, cash equivalents and marketable securities	$386,055	$387,554
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	218,037	224,487
Client prepayments	37,357	34,177
Adjusted cash, cash equivalents and marketable securities	$130,661	$128,890
Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP) in thousands, except per WSEE per month:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2019		2018		2019		2018
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Operating expenses	$135,015	$194	$120,963	$198	$276,271	$201	$255,980	$214
Less:
One-time tax reform bonus	—	—	—	—	—	—	9,306	8
Adjusted operating expenses	$135,015	$194	$120,963	$198	$276,271	$201	$246,674	$206
% Change period over period	11.6%	(2.0)%	12.4%	(0.5)%	12.0%	(2.4)%	15.6%	2.5%

Insperity | 2019 Second Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2019		2018		2019		2018
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$28,556	$41	$24,560	$40	$104,845	$76	$74,551	$62
Income tax expense	11,327	16	9,720	16	22,063	16	24,818	21
Interest expense	1,639	2	1,108	2	3,320	2	2,178	2
Depreciation and amortization	6,908	11	5,480	9	13,599	11	10,693	9
EBITDA	48,430	70	40,868	67	143,827	105	112,240	94
Stock-based compensation	8,256	11	5,752	9	14,296	10	8,887	7
One-time tax reform bonus	—	—	—	—	—	—	9,306	8
Adjusted EBITDA	$56,686	$81	$46,620	$76	$158,123	$115	$130,433	$109
% Change period over period	21.6%	6.6%	39.9%	22.6%	21.2%	5.5%	35.8%	21.1%
Following reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Net income	$28,556	$24,560	$104,845	$74,551
Non-GAAP adjustments:
Stock-based compensation	8,256	5,752	14,296	8,887
One-time tax reform bonus	—	—	—	9,306
Total non-GAAP adjustments	8,256	5,752	14,296	18,193
Tax effect	(2,345)	(1,631)	(3,090)	(4,517)
Adjusted net income	$34,467	$28,681	$116,051	$88,227
% Change period over period	20.2%	66.0%	31.5%	57.8%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts per share)	2019	2018	2019	2018

Diluted EPS	$0.69	$0.58	$2.54	$1.77
Non-GAAP adjustments:
Stock-based compensation	0.20	0.14	0.35	0.21
One-time tax reform bonus	—	—	—	0.22
Total non-GAAP adjustments	0.20	0.14	0.35	0.43
Tax effect	(0.06)	(0.04)	(0.08)	(0.11)
Adjusted EPS	$0.83	$0.68	$2.81	$2.09
% Change period over period	22.1%	65.9%	34.4%	57.1%
Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating

Insperity | 2019 Second Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $386.1 million in cash, cash equivalents and marketable securities at June 30, 2019, of which approximately $218.0 million was payable in early July 2019 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $37.4 million were client prepayments that were payable in July 2019. At June 30, 2019, we had working capital of $149.3 million compared to $94.2 million at December 31, 2018. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2019. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
We have a $350 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of June 30, 2019, we had an outstanding letter of credit and borrowings totaling $170.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first six months of 2019 was $72.4 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2019, the last business day of the reporting period was a Friday, client prepayments were $37.4 million and employment taxes and other deductions were $218.0 million. In the period ended June 30, 2018, the last business day of the reporting period was also a Friday, client prepayments were $14.0 million and employment taxes and other deductions were $191.9 million.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2019, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in an $16.4 million surplus, $7.4 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at June 30, 2019, were $15.0 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income increased 31.5% to $116.1 million in the first six months ended June 30, 2019, compared to $88.2 million in the first six months ended June 30, 2018. Please read “Results of Operations – First Six Months Ended June 30, 2019 Compared to First Six Months Ended June 30, 2018.”

Cash Flows from Investing Activities
Net cash flows used in investing activities were $17.2 million for the six months ended June 30, 2019, primarily due to property and equipment purchases of $17.2 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $34.8 million for the six months ended June 30, 2019. We repurchased or withheld $38.8 million in stock, paid $24.7 million in dividends and borrowed $25.0 million on our revolving line of credit for general corporate purposes.

Insperity | 2019 Second Quarter Form 10-Q	33

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2019, we had outstanding letters of credit and borrowings totaling $170.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2019 Second Quarter Form 10-Q	34

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

•	failure to manage growth of our operations and the effectiveness of our sales and marketing efforts;

•	the impact of the competitive environment and other developments in the human resources services industry, including the PEO industry, on our growth and/or profitability;

•	our liability for worksite employee payroll, payroll taxes and benefits costs;

•	our liability for disclosure of sensitive or private information;

•	our ability to integrate or realize expected returns on our acquisitions;

•	failure of our information technology systems;

•	an adverse final judgment or settlement of claims against Insperity; and

•	disruptions to our business resulting from the actions of certain stockholders.

Insperity | 2019 Second Quarter Form 10-Q	35

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
On April 19, 2019, the Internal Revenue Service released an advice memorandum from the Office of the Chief Counsel concerning the IRS’s interpretations of proposed regulations regarding the reporting of remuneration and associated payroll taxes related to WSEEs of Certified Professional Employer Organizations (CPEOs) who are also deemed self-employed owners of client companies for federal tax purposes. The memorandum advises that CPEOs should not report remuneration paid to such self-employed owners on Form W-2 or subject such remuneration to federal employment taxes. As an employer, we have historically reported remuneration and associated payroll taxes processed on Form W-2 for all WSEEs, including those who would be deemed self-employed owners of client companies. Accordingly, we are in the process of transitioning our reporting and payroll tax processing methods for self-employed owners to those described in the memorandum. Our failure to successfully make such a transition could have a material adverse impact on our business and operations, including our ability to attract and retain clients.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended June 30, 2019 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
04/01/2019 – 04/30/2019	—	$—	—	1,607,945
05/01/2019 – 05/31/2019	85,046	114.75	85,000	1,522,945
06/01/2019 – 06/30/2019	—	—	—	1,522,945
Total	85,046	$114.75	85,000
____________________________________

(1)
During the three months ended June 30, 2019, 46 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock. As of June 30, 2019, we were authorized to repurchase an additional 1,522,945 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2019 Second Quarter Form 10-Q	36

OTHER INFORMATION

Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2019 Second Quarter Form 10-Q	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: July 29, 2019	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2019 Second Quarter Form 10-Q	38