Form 10-Q
period 2019-09-30
INSPERITY, INC.
filed 2019-11-04
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	September 30, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of October 28, 2019, 39,997,882 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2019	December 31, 2018

Assets
Cash and cash equivalents	$243,439	$326,773
Restricted cash	45,251	42,227
Marketable securities	60,880	60,781
Accounts receivable, net	483,890	400,623
Prepaid insurance	22,161	8,411
Other current assets	26,438	27,721
Income taxes receivable	11,684	—
Total current assets	893,743	866,536
Property and equipment, net of accumulated depreciation	134,956	117,213
Right-of-use leased assets	58,185	—
Prepaid health insurance	9,000	9,000
Deposits – health insurance	6,600	6,200
Deposits – workers’ compensation	170,032	166,474
Goodwill and other intangible assets, net	12,717	12,726
Deferred income taxes, net	157	8,816
Other assets	6,732	4,851
Total assets	$1,292,122	$1,191,816

Liabilities and stockholders’ equity
Accounts payable	$5,373	$10,622
Payroll taxes and other payroll deductions payable	180,617	261,166
Accrued worksite employee payroll cost	411,457	329,979
Accrued health insurance costs	33,239	35,153
Accrued workers’ compensation costs	48,927	45,818
Accrued corporate payroll and commissions	39,414	60,704
Other accrued liabilities	42,185	28,890
Total current liabilities	761,212	772,332
Accrued workers’ compensation cost, net of current	190,390	187,412
Long-term debt	239,400	144,400
Operating lease liabilities, net of current	60,132	—
Other accrued liabilities, net of current	—	9,996
Total noncurrent liabilities	489,922	341,808
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	46,401	36,752
Treasury stock, at cost	(496,917)	(357,569)
Retained earnings	490,949	397,938
Total stockholders’ equity	40,988	77,676
Total liabilities and stockholders’ equity	$1,292,122	$1,191,816
See accompanying notes.

Insperity | 2019 Third Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018

Revenues(1)	$1,043,388	$925,126	$3,239,714	$2,861,793
Payroll taxes, benefits and workers’ compensation costs	872,842	759,072	2,668,716	2,341,475
Gross profit	170,546	166,054	570,998	520,318
Salaries, wages and payroll taxes	79,264	70,552	237,340	226,486
Stock-based compensation	6,517	5,769	20,813	14,656
Commissions	8,034	6,818	22,727	19,863
Advertising	4,895	3,846	17,474	13,996
General and administrative expenses	29,773	25,294	92,801	82,565
Depreciation and amortization	7,330	5,642	20,929	16,335
Total operating expenses	135,813	117,921	412,084	373,901
Operating income	34,733	48,133	158,914	146,417
Other income (expense):
Interest income	2,574	2,028	8,621	5,291
Interest expense	(2,122)	(1,174)	(5,442)	(3,352)
Income before income tax expense	35,185	48,987	162,093	148,356
Income tax expense	9,326	12,780	31,389	37,598
Net income	$25,859	$36,207	$130,704	$110,758
Less distributed and undistributed earnings allocated to participating securities	(284)	(503)	(1,546)	(1,546)
Net income allocated to common shares	$25,575	$35,704	$129,158	$109,212

Net income per share of common stock
Basic	$0.64	$0.86	$3.19	$2.64
Diluted	$0.63	$0.86	$3.18	$2.63
 ____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Gross billings	$6,555,865	$5,810,779	$19,804,549	$17,284,477
Less: WSEE payroll cost	5,512,477	4,885,653	16,564,835	14,422,684
Revenues	$1,043,388	$925,126	$3,239,714	$2,861,793

See accompanying notes.

Insperity | 2019 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2019	2018

Cash flows from operating activities
Net income	$130,704	$110,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,929	16,335
Stock-based compensation	20,813	14,656
Deferred income taxes	8,659	(591)
Changes in operating assets and liabilities:
Accounts receivable	(83,267)	(66,020)
Prepaid insurance	(13,750)	(2,973)
Other current assets	1,283	2,717
Other assets	(2,709)	(1,760)
Accounts payable	(5,249)	(1,131)
Payroll taxes and other payroll deductions payable	(80,549)	(99,161)
Accrued worksite employee payroll expense	81,478	72,713
Accrued health insurance costs	(1,914)	7,383
Accrued workers’ compensation costs	6,087	19,405
Accrued corporate payroll, commissions and other accrued liabilities	(22,830)	(11,887)
Income taxes payable/receivable	(12,609)	9,885
Total adjustments	(83,628)	(40,429)
Net cash provided by operating activities	47,076	70,329

Cash flows from investing activities
Marketable securities:
Purchases	(90,909)	(54,754)
Proceeds from dispositions	5,799	16,299
Proceeds from maturities	85,480	2,650
Property and equipment:
Purchases	(35,968)	(21,519)
Net cash used in investing activities	(35,598)	(57,324)

Cash flows from financing activities
Purchase of treasury stock	(153,668)	(16,236)
Dividends paid	(36,777)	(25,170)
Borrowings under revolving line of credit	95,000	—
Other	7,215	1,613
Net cash used in financing activities	(88,230)	(39,793)
Net decrease in cash, cash equivalents and restricted cash	(76,752)	(26,788)
Cash, cash equivalents and restricted cash beginning of period	535,474	549,612
Cash, cash equivalents and restricted cash end of period	$458,722	$522,824

Insperity | 2019 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2019	2018

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$326,773	$354,260
Restricted cash	42,227	41,137
Deposits – workers’ compensation	166,474	154,215
Cash, cash equivalents and restricted cash beginning of period	$535,474	$549,612

Cash and cash equivalents	$243,439	$328,299
Restricted cash	45,251	42,257
Deposits – workers’ compensation	170,032	152,268
Cash, cash equivalents and restricted cash end of period	$458,722	$522,824

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$21,980	$—
See accompanying notes.

Insperity | 2019 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2019 and 2018

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$397,938	$77,676
Purchase of treasury stock, at cost	—	—	—	(153,668)	—	(153,668)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	(951)	—
Stock-based compensation expense	—	—	15,656	5,157	—	20,813
Other	—	—	1,688	517	—	2,205
Dividends paid	—	—	—	—	(36,777)	(36,777)
Unrealized gain on marketable securities, net of tax	—	—	—	—	35	35
Net income	—	—	—	—	130,704	130,704
Balance at September 30, 2019	55,489	$555	$46,401	$(496,917)	$490,949	$40,988

Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$296,792	$66,321
Purchase of treasury stock, at cost	—	—	—	(16,236)	—	(16,236)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	(855)	—
Stock-based compensation expense	—	—	11,293	3,363	—	14,656
Other	—	—	1,181	430	—	1,611
Dividends paid	—	—	—	—	(25,170)	(25,170)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(20)	(20)
Net income	—	—	—	—	110,758	110,758
Balance at September 30, 2018	55,489	$555	$32,047	$(262,187)	$381,505	$151,920

Insperity | 2019 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended September 30, 2019 and 2018

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at June 30, 2019	55,489	$555	$41,009	$(383,830)	$477,155	$134,889
Purchase of treasury stock, at cost	—	—	—	(114,872)	—	(114,872)
Stock-based compensation expense	—	—	4,880	1,637	—	6,517
Other	—	—	512	148	—	660
Dividends paid	—	—	—	—	(12,037)	(12,037)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(28)	(28)
Net income	—	—	—	—	25,859	25,859
Balance at September 30, 2019	55,489	$555	$46,401	$(496,917)	$490,949	$40,988

Balance at June 30, 2018	55,489	$555	$27,363	$(263,764)	$353,706	$117,860
Purchase of treasury stock, at cost	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	4,288	1,481	—	5,769
Other	—	—	396	105	—	501
Dividends paid	—	—	—	—	(8,384)	(8,384)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(24)	(24)
Net income	—	—	—	—	36,207	36,207
Balance at September 30, 2018	55,489	$555	$32,047	$(262,187)	$381,505	$151,920
See accompanying notes.

Insperity | 2019 Third Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2018. Our Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at September 30, 2019 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018 and our Consolidated Statements of Stockholders’ Equity for the three and nine month periods ended September 30, 2019 and 2018, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made. Certain prior year amounts have been reclassified to conform to the 2019 presentation.
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

Insperity | 2019 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $5.0 million at September 30, 2019, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of September 30, 2019, Plan Costs were less than the net premiums paid and owed to United by $17.4 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $8.4 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2019 were $27.6 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2019 included a charge of $2.9 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first nine months of 2018 included a reduction of $1.3 million for changes in estimated run-off related to prior periods.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Outsourcing solutions has been provided through an arrangement with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels. Effective for claims incurred on or after October 1, 2019, our financial responsibility increased as we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2019 and 2018, we reduced accrued workers’ compensation costs by $26.0 million and $13.4 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2019 period was 2.0% and in the 2018 period was 2.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2019 Third Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in thousands)	2019	2018

Beginning balance, January 1,	$229,639	$207,630
Accrued claims	44,334	54,744
Present value discount	(3,664)	(5,372)
Paid claims	(34,669)	(31,645)
Ending balance	$235,640	$225,357

Current portion of accrued claims	$45,250	$42,258
Long-term portion of accrued claims	190,390	183,099
Total accrued claims	$235,640	$225,357

The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at September 30, 2019 includes $3.7 million of workers’ compensation administrative fees.
As of September 30, 2019 and 2018, the undiscounted accrued workers’ compensation costs were $255.3 million and $241.3 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the first nine months of 2019 and 2018, we received $16.7 million and $19.4 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in a net decrease to deposits - workers’ compensation. At September 30, 2019, we had restricted cash of $45.3 million and deposits – workers’ compensation of $170.0 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $474.2 million and $385.6 million at September 30, 2019 and December 31, 2018, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update (“ASU”) No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2019 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	% Change	2019	2018	% Change

Northeast	$271,839	$237,076	14.7%	$853,263	$748,717	14.0%
Southeast	122,992	109,552	12.3%	373,044	333,004	12.0%
Central	180,602	155,184	16.4%	555,797	476,277	16.7%
Southwest	242,200	217,946	11.1%	756,495	664,731	13.8%
West	212,618	192,011	10.7%	661,460	599,617	10.3%
	1,030,251	911,769	13.0%	3,200,059	2,822,346	13.4%
Other revenue	13,137	13,357	(1.6)%	39,655	39,447	0.5%
Total revenue	$1,043,388	$925,126	12.8%	$3,239,714	$2,861,793	13.2%

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2019			December 31, 2018
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$217,270	$—	$217,270	$311,158	$—	$311,158
Investment holdings	16,156	60,880	77,036	16,711	60,781	77,492
Cash in demand accounts	24,465	—	24,465	33,207	—	33,207
Outstanding checks	(14,452)	—	(14,452)	(34,303)	—	(34,303)
Total	$243,439	$60,880	$304,319	$326,773	$60,781	$387,554

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2019 and December 31, 2018 included $153.8 million and $224.5 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $19.7 million and $34.2 million, respectively, in client prepayments.

4.	Fair Value Measurements
We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs

Insperity | 2019 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2019			December 31, 2018
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$232,777	$232,777	$—	$325,819	$325,819	$—
U.S. Treasury bills	61,529	61,529	—	52,197	52,197	—
Municipal bonds	—	—	—	10,634	—	10,634
Total	$294,306	$294,306	$—	$388,650	$378,016	$10,634

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2019
U.S. Treasury bills	$60,854	$27	$(1)	$60,880
Municipal bonds	—	—	—	—
Total	$60,854	$27	$(1)	$60,880

December 31, 2018
U.S. Treasury bills	$50,150	$—	$(3)	$50,147
Municipal bonds	10,640	1	(7)	10,634
Total	$60,790	$1	$(10)	$60,781

As of September 30, 2019, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$60,854	$60,880
One to five years	—	—
Total	$60,854	$60,880

Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2019, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

Insperity | 2019 Third Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”), which was increased from $350 million to $500 million of borrowing capacity in the third quarter of 2019. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At September 30, 2019, our outstanding balance on the Facility was $239.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $259.6 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate for the period ended September 30, 2019 was 3.90%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2019.

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

Insperity | 2019 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for the three and nine months ended September 30, 2019 were $4.1 million and $11.7 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Operations. During the nine months ended September 30, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $12.5 million.
The following table presents the lease balances within our Condensed Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Condensed Consolidated Balance Sheets	September 30, 2019

Operating lease ROU assets	Right-of-use leased assets	$58,185

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$15,195
Long-term operating lease liabilities	Operating lease liabilities, net of current	60,132
Total operating lease liabilities		$75,327
Less:
Landlord funded tenant improvements		$12,711
Deferred rent		4,431
Operating lease ROU assets		$58,185

Weighted average remaining lease term (years)		6
Weighted average discount rate		4.6%

The following presents the maturity of our operating leases liabilities as of September 30, 2019:

(in thousands)	Operating Leases

Remainder of 2019	$4,564
2020	17,656
2021	15,049
2022	13,637
2023	11,134
Thereafter	24,174
Total remaining obligation	86,214
Less imputed interest	10,887
Present value of lease liabilities	$75,327

As of September 30, 2019, we have additional operating leases that have not yet commenced of $8.2 million with lease terms ranging from 4 years to 8 years.

7.	Stockholders' Equity
During the first nine months of 2019, we repurchased or withheld an aggregate of 1,481,369 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. In 2019, the Board authorized an increase of 700,000 shares that may be repurchased under the Repurchase Program. During the nine months

Insperity | 2019 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ended September 30, 2019, 1,254,210 shares were repurchased under the Repurchase Program. As of September 30, 2019, we were authorized to repurchase an additional 1,056,945 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2019, we withheld 227,159 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2019	2018

First quarter	$0.30	$0.20
Second quarter	0.30	0.20
Third quarter	0.30	0.20

During the nine months ended September 30, 2019 and 2018, we paid dividends totaling $36.8 million and $25.2 million, respectively.

8.	Net Income Per Share
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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Net income	$25,859	$36,207	$130,704	$110,758
Less distributed and undistributed earnings allocated to participating securities	(284)	(503)	(1,546)	(1,546)
Net income allocated to common shares	$25,575	$35,704	$129,158	$109,212

Weighted average common shares outstanding	40,168	41,330	40,481	41,311
Incremental shares from assumed LTIP awards and conversions of common stock options	149	218	143	283
Adjusted weighted average common shares outstanding	40,317	41,548	40,624	41,594

Insperity | 2019 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	Commitments and Contingencies
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

Insperity | 2019 Third Quarter Form 10-Q	18

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
2019 Highlights
Third Quarter 2019 Compared to Third Quarter 2018

•	Average number of worksite employees (“WSEEs”) paid per month increased 12.0%

•	Net income and diluted earnings per share (“diluted EPS”) decreased 28.6% and 26.7%, to $25.9 million and $0.63, respectively

•	Adjusted EPS decreased 21.9% to $0.75

•	Adjusted EBITDA decreased 16.9% to $51.2 million
First Nine Months 2019 Compared to First Nine Months 2018

•	Average number of WSEEs paid per month increased 13.6%

•	Net income and diluted EPS increased 18.0% and 20.9% to $130.7 million and $3.18, respectively

•	Adjusted EPS increased 16.7% to $3.57

•	Adjusted EBITDA increased 9.0% to $209.3 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with GAAP.

Insperity | 2019 Third Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Financial and Statistical Data

(in thousands, except per share and WSEE data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

Financial data:
Revenues	$1,043,388	$925,126	12.8%	$3,239,714	$2,861,793	13.2%
Gross profit	170,546	166,054	2.7%	570,998	520,318	9.7%
Operating expenses	135,813	117,921	15.2%	412,084	373,901	10.2%
Operating income	34,733	48,133	(27.8)%	158,914	146,417	8.5%
Other income (expense)	452	854	(47.1)%	3,179	1,939	64.0%
Net income	25,859	36,207	(28.6)%	130,704	110,758	18.0%
Diluted EPS	0.63	0.86	(26.7)%	3.18	2.63	20.9%

Non-GAAP financial measures(1):
Adjusted net income	$30,648	$40,471	(24.3)%	$146,699	$128,698	14.0%
Adjusted EBITDA	51,154	61,572	(16.9)%	209,277	192,005	9.0%
Adjusted EPS	0.75	0.96	(21.9)%	3.57	3.06	16.7%

Average WSEEs paid	240,939	215,051	12.0%	232,825	204,895	13.6%
Statistical data (per WSEE per month):
Revenues(2)	$1,444	$1,434	0.7%	$1,546	$1,552	(0.4)%
Gross profit	236	257	(8.2)%	272	282	(3.5)%
Operating expenses	188	183	2.7%	197	203	(3.0)%
Operating income	48	75	(36.0)%	76	79	(3.8)%
Net income	36	56	(35.7)%	62	60	3.3%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2019	2018	2019	2018
Gross billings	$9,070	$9,007	$9,451	$9,373
Less: WSEE payroll cost	7,626	7,573	7,905	7,821
Revenues	$1,444	$1,434	$1,546	$1,552
New Accounting Pronouncements
Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – New Accounting Pronouncements," for new accounting pronouncements information.

Insperity | 2019 Third Quarter Form 10-Q	20

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

•
During the third quarter of 2019 (“Q3 2019”), the number of WSEEs paid from new client sales decreased over the third quarter of 2018 (“Q3 2018”). During Q3 2018, we onboarded our largest client which impacts the Q3 2019 comparison. Net gains in our client base improved slightly during Q3 2019 compared to Q3 2018 and client retention averaged just above 99% in both periods.

•
During the first nine months of 2019 (“YTD 2019”), the number of WSEEs paid from new client sales decreased slightly over the first nine months of 2018 (“YTD 2018”). During YTD 2018, we onboarded our largest client which impacts the YTD 2019 comparison. Net gains in our client base also declined compared to YTD 2018 due to less hiring of full-time and seasonal employees. Client retention remained consistent compared to YTD 2018.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2019 Third Quarter Form 10-Q	21

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

Insperity | 2019 Third Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and
Year-over-Year Growth Percentage
(in thousands)

Third Quarter 2019 Compared to Third Quarter 2018
Our revenues for Q3 2019 were $1.0 billion, an increase of 12.8%, primarily due to the following:

•	Average WSEEs paid increased 12.0%.

•	Revenues per WSEE per month increased 0.7%, or $10.
First Nine Months 2019 Compared to First Nine Months 2018
Our revenues for YTD 2019 were $3.2 billion, an increase of 13.2%, primarily due to the following:

•	Average WSEEs paid increased 13.6%.

•	Revenues per WSEE per month decreased 0.4%, or $6 on lower WSEE medical participation.

Insperity | 2019 Third Quarter Form 10-Q	23

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

Insperity | 2019 Third Quarter Form 10-Q	24

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Third Quarter 2019 Compared to Third Quarter 2018
Gross profit for Q3 2019 increased 2.7% to $170.5 million compared to $166.1 million in Q3 2018. Gross profit per WSEE per month for Q3 2019 decreased $21 to $236 compared to $257 in Q3 2018.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month increased $10 and $31, respectively. The net increase in costs between Q3 2019 and Q3 2018 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $2.6 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•
The cost of group health insurance and related employee benefits increased $33 per WSEE per month and increased 6.0% on a cost per covered employee basis due primarily to a second consecutive quarter of large

Insperity | 2019 Third Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

claim activity. These Q3 2019 large claims were incurred by a small number of plan participants and were largely unrelated to the Q2 2019 large claim claimants.

•	The percentage of WSEEs covered under our health insurance plans was 66.0% in Q3 2019 compared to 66.7% in Q3 2018.

•
Reported results include changes in estimated claims run-off related to prior periods was an increase in costs of $7.0 million, or $10 per WSEE per month, in Q3 2019 compared to a decrease in costs of $0.7 million, or $1 per WSEE per month, in Q3 2018.

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

•	Workers’ compensation costs decreased 9.6%, or $7 on a per WSEE per month basis, in Q3 2019 compared to Q3 2018.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in Q3 2019 were 0.43% compared to 0.55% in Q3 2018.

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $7.5 million, or 0.15% of non-bonus payroll costs, in Q3 2019 compared to a reduction of $2.4 million, or 0.05% of non-bonus payroll costs, in Q3 2018.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 13.7% on a 12.8% increase in payroll costs, or $7 per WSEE per month.

•	Payroll taxes as a percentage of payroll costs were 6.2% in both Q3 2019 and Q3 2018.
First Nine Months 2019 Compared to First Nine Months 2018
Gross profit for YTD 2019 increased 9.7% to $571.0 million compared to $520.3 million in YTD 2018. Gross profit per WSEE per month for YTD 2019 decreased $10 to $272 compared to $282 in YTD 2018.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month decreased $6 due primarily to lower benefit participation in YTD 2019 and direct costs per WSEE per month increased $4 in YTD 2019. The net decrease in costs between YTD 2019 and YTD 2018 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $8.4 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•
The cost of group health insurance and related employee benefits increased $10 per WSEE per month and increased 4.0% on a cost per covered employee basis due primarily to two consecutive quarters of large claim activity. These 2019 large claims were incurred by a small number of plan participants and were largely unrelated to the same large claim claimants.

•
The percentage of WSEEs covered under our health insurance plans was 66.6% in YTD 2019 compared to 68.3% in YTD 2018 due in part to a large client added in the third quarter of 2018 not covered under our medical plan.

Insperity | 2019 Third Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Reported results include changes in estimated claims run-off related to prior periods was an increase in costs of $2.9 million, or $2 per WSEE per month, in YTD 2019 compared to a decrease in costs of $1.3 million, or $1 per WSEE per month, in YTD 2018.

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

•	Workers’ compensation costs decreased 10.1%, or $7 on a per WSEE per month basis, in YTD 2019 compared to YTD 2018.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2019 were 0.40% compared to 0.51% in YTD 2018.

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $26.0 million, or 0.18% of non-bonus payroll costs, in YTD 2019 compared to a reduction of $13.4 million, or 0.10% of non-bonus payroll costs, in YTD 2018.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 14.1% on a 14.9% increase in payroll costs, or $2 per WSEE per month.

•	Payroll taxes as a percentage of payroll costs were 7.1% in both YTD 2019 and YTD 2018.
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

•	Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.

•	General and administrative expenses — Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices

•	outside professional service fees related to legal, consulting and accounting services

•	administrative costs, such as postage, printing and supplies

•	employee travel and training expenses

•	technology and facility repairs and maintenance costs

Insperity | 2019 Third Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.

Third Quarter 2019 Compared to Third Quarter 2018

	Three Months Ended September 30,
	$			WSEE
(in thousands, except per WSEE)	2019	2018	% Change	2019	2018	% Change

Salaries	$79,264	$70,552	12.3%	$110	$109	0.9%
Stock-based compensation	6,517	5,769	13.0%	9	9	—
Commissions	8,034	6,818	17.8%	11	11	—
Advertising	4,895	3,846	27.3%	7	6	16.7%
General and administrative	29,773	25,294	17.7%	41	39	5.1%
Depreciation and amortization	7,330	5,642	29.9%	10	9	11.1%
Total operating expenses	$135,813	$117,921	15.2%	$188	$183	2.7%
Operating expenses for Q3 2019 increased 15.2% to $135.8 million compared to $117.9 million in Q3 2018. Operating expenses per WSEE per month for Q3 2019 increased 2.7% to $188 compared to $183 in Q3 2018.

•
Salaries of corporate and sales staff for Q3 2019 increased 12.3% to $79.3 million, or $1 per WSEE per month, compared to Q3 2018. This increase was primarily due to a 12.2% increase in corporate headcount in Q3 2019 compared to Q3 2018.

•
Stock based compensation expense for Q3 2019 increased 13.0% to $6.5 million, but remained flat on a per WSEE per month basis, compared to Q3 2018. The increase was primarily due to awards issued under our restricted stock plan.

•
Commissions expense for Q3 2019 increased 17.8% to $8.0 million, but remained flat on a per WSEE per month basis, compared to Q3 2018. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2019.

•	Advertising expense for Q3 2019 increased 27.3% to $4.9 million, or $1 per WSEE per month, compared to Q3 2018. The increase was primarily due to an increase in advertising promotions.

•
General and administrative expenses for Q3 2019 increased 17.7% to $29.8 million, or $2 per WSEE per month, compared to Q3 2018. The increase was primarily due to increased technology licensing costs and professional services.

•
Depreciation and amortization expense for Q3 2019 increased 29.9% to $7.3 million, or $1 per WSEE per month, compared to Q3 2018. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Insperity | 2019 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Nine Months 2019 Compared to First Nine Months 2018

	Nine Months Ended September 30,
	$			WSEE
(in thousands, except per WSEE)	2019	2018	% Change	2019	2018	% Change

Salaries	$237,340	$226,486	4.8%	$113	$123	(8.1)%
Stock-based compensation	20,813	14,656	42.0%	10	8	25.0%
Commissions	22,727	19,863	14.4%	11	11	—
Advertising	17,474	13,996	24.8%	8	8	—
General and administrative	92,801	82,565	12.4%	45	44	2.3%
Depreciation and amortization	20,929	16,335	28.1%	10	9	11.1%
Total operating expenses	$412,084	$373,901	10.2%	$197	$203	(3.0)%
Operating expenses for YTD 2019 increased 10.2% to $412.1 million compared to $373.9 million in YTD 2018. Operating expenses per WSEE per month for YTD 2019 decreased 3.0% to $197 compared to $203 in YTD 2018.

•
Salaries of corporate and sales staff for YTD 2019 increased 4.8% to $237.3 million, but decreased $10 on a per WSEE per month basis, compared to YTD 2018. This increase was primarily due to an 11.9% increase in corporate headcount, partially offset by the non-recurrence of a $9.3 million one-time tax reform bonus paid in the first quarter of 2018 (“Q1 2018”) and lower incentive compensation expense in YTD 2019 compared to YTD 2018.

•
Stock based compensation expense for YTD 2019 increased 42.0% to $20.8 million or $2 per WSEE per month, compared to YTD 2018. The increase was primarily due to the acceleration of restricted stock awards and associated expense into the fourth quarter of 2017 that were originally scheduled to vest in Q1 2018.

•
Commissions expense for YTD 2019 increased 14.4% to $22.7 million, but remained flat on a per WSEE per month basis, compared to YTD 2018. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2019.

•
Advertising expense for YTD 2019 increased 24.8% to $17.5 million, but remained flat on a per WSEE per month basis, compared to YTD 2018. The increase was primarily due to an increase in television and advertising promotions.

•
General and administrative expenses for YTD 2019 increased 12.4% to $92.8 million, or $1 per WSEE per month, compared to YTD 2018. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs and technology licensing costs.

•
Depreciation and amortization expense for YTD 2019 increased 28.1% to $20.9 million, or $1 per WSEE per month, compared to YTD 2018. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Other Income (Expense)
Other income, net for Q3 2019 decreased to $0.5 million compared to $0.9 million in Q3 2018, and for YTD 2019 increased to $3.2 million compared to $1.9 million in YTD 2018, primarily due to increased interest earned on our marketable securities investments, partially offset by increased interest expense related to the higher outstanding balance on our credit facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2019 Third Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Effective income tax rate	26.5%	26.1%	19.4%	25.3%
For the three months ended September 30, 2019, our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses.
For the nine months ended September 30, 2019, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first nine months of 2019 and 2018, we recognized an income tax benefit of $14.5 million and $3.7 million, respectively, related to the vesting of long-term incentive in both periods and restricted stock awards.

Insperity | 2019 Third Quarter Form 10-Q	30

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

Adjusted EPS
Represents diluted net income per share computed in accordance with GAAP, excluding:
•  non-cash stock based compensation, and
•  costs associated with a one-time tax reform bonus paid to corporate employees.

Insperity | 2019 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2019		2018		2019		2018
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$5,512,477	$7,626	$4,885,653	$7,573	$16,564,835	$7,905	$14,422,684	$7,821
Less: Bonus payroll cost	408,931	566	434,942	674	1,851,338	884	1,638,028	888
Non-bonus payroll cost	$5,103,546	$7,060	$4,450,711	$6,899	$14,713,497	$7,021	$12,784,656	$6,933
% Change period over period	14.7%	2.3%	17.4%	1.9%	15.1%	1.3%	16.8%	2.8%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	September 30, 2019	December 31, 2018

Cash, cash equivalents and marketable securities	$304,319	$387,554
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	153,761	224,487
Client prepayments	19,699	34,177
Adjusted cash, cash equivalents and marketable securities	$130,859	$128,890
Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP) in thousands, except per WSEE per month:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2019		2018		2019		2018
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Operating expenses	$135,813	$188	$117,921	$183	$412,084	$197	$373,901	$203
Less:
One-time tax reform bonus	—	—	—	—	—	—	9,306	5
Adjusted operating expenses	$135,813	$188	$117,921	$183	$412,084	$197	$364,595	$198
% Change period over period	15.2%	2.7%	8.2%	(6.2)%	13.0%	(0.5)%	13.1%	—

Insperity | 2019 Third Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2019		2018		2019		2018
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$25,859	$36	$36,207	$56	$130,704	$62	$110,758	$60
Income tax expense	9,326	13	12,780	20	31,389	15	37,598	20
Interest expense	2,122	3	1,174	2	5,442	3	3,352	2
Depreciation and amortization	7,330	10	5,642	8	20,929	10	16,335	9
EBITDA	44,637	62	55,803	86	188,464	90	168,043	91
Stock-based compensation	6,517	9	5,769	9	20,813	10	14,656	8
One-time tax reform bonus	—	—	—	—	—	—	9,306	5
Adjusted EBITDA	$51,154	$71	$61,572	$95	$209,277	$100	$192,005	$104
% Change period over period	(16.9)%	(25.3)%	42.8%	23.4%	9.0%	(3.8)%	38.0%	20.9%
Following reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018

Net income	$25,859	$36,207	$130,704	$110,758
Non-GAAP adjustments:
Stock-based compensation	6,517	5,769	20,813	14,656
One-time tax reform bonus	—	—	—	9,306
Total non-GAAP adjustments	6,517	5,769	20,813	23,962
Tax effect	(1,728)	(1,505)	(4,818)	(6,022)
Adjusted net income	$30,648	$40,471	$146,699	$128,698
% Change period over period	(24.3)%	68.1%	14.0%	60.9%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2019	2018	2019	2018

Diluted EPS	$0.63	$0.86	$3.18	$2.63
Non-GAAP adjustments:
Stock-based compensation	0.16	0.14	0.51	0.35
One-time tax reform bonus	—	—	—	0.22
Total non-GAAP adjustments	0.16	0.14	0.51	0.57
Tax effect	(0.04)	(0.04)	(0.12)	(0.14)
Adjusted EPS	$0.75	$0.96	$3.57	$3.06
% Change period over period	(21.9)%	68.4%	16.7%	61.1%

Insperity | 2019 Third Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchase, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $304.3 million in cash, cash equivalents and marketable securities at September 30, 2019, of which approximately $153.8 million was payable in early October 2019 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $19.7 million were client prepayments that were payable in October 2019. During the first nine months of 2019, we received $16.7 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital. At September 30, 2019, we had working capital of $132.5 million compared to $94.2 million at December 31, 2018. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our revolving credit facility will be adequate to meet our liquidity requirements for the remainder of 2019. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
We have a $500 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. As of September 30, 2019, we had an outstanding letter of credit and borrowings totaling $240.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first nine months of 2019 was $47.1 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2019, the last business day of the reporting period was a Monday, client prepayments were $19.7 million and employment taxes and other deductions were $153.8 million. In the period ended December 31, 2018, the last business day of the reporting period was a Monday, client prepayments were $34.2 million and employment taxes and other deductions were $224.5 million.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2019, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in an $17.4 million surplus, $8.4 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at September 30, 2019, were $27.6 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income increased 14.0% to $146.7 million in the first nine months ended September 30, 2019, compared to $128.7 million in the first nine months ended September 30, 2018. Please read “Results of Operations – First Nine Months Ended September 30, 2019 Compared to First Nine Months Ended September 30, 2018.”

Insperity | 2019 Third Quarter Form 10-Q	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Investing Activities
Net cash flows used in investing activities were $35.6 million for the nine months ended September 30, 2019, primarily due to property and equipment purchases of $36.0 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $88.2 million for the nine months ended September 30, 2019. We repurchased or withheld $153.7 million in stock, paid $36.8 million in dividends and borrowed $95.0 million on our revolving line of credit for general corporate purposes.

Insperity | 2019 Third Quarter Form 10-Q	35

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2019, we had outstanding letters of credit and borrowings totaling $240.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist of tax-exempt short term and intermediate term debt securities, which are primarily U.S. Government Securities.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2019 Third Quarter Form 10-Q	36

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

•	failure to manage growth of our operations and the effectiveness of our sales and marketing efforts;

•	the impact of the competitive environment and other developments in the human resources services industry, including the PEO industry, on our growth and/or profitability;

•	our liability for worksite employee payroll, payroll taxes and benefits costs;

•	our liability for disclosure of sensitive or private information;

•	our ability to integrate or realize expected returns on our acquisitions;

•	failure of our information technology systems;

•	an adverse final judgment or settlement of claims against Insperity; and

•	disruptions to our business resulting from the actions of certain stockholders.

Insperity | 2019 Third Quarter Form 10-Q	37

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2019 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2019 – 07/31/2019	129,000	$106.32	129,000	1,393,945
08/01/2019 – 08/31/2019	835,000	97.10	835,000	1,258,945
09/01/2019 – 09/30/2019	202,000	99.41	202,000	1,056,945
Total	1,166,000	$98.52	1,166,000
____________________________________

(1)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock, including an additional 700,000 shares authorized for repurchase in August 2019. As of September 30, 2019, we were authorized to repurchase an additional 1,056,945 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2019 Third Quarter Form 10-Q	38

OTHER INFORMATION

Item 6. Exhibits

Exhibit No		Exhibit
10.1
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2019 Third Quarter Form 10-Q	39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: November 4, 2019	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2019 Third Quarter Form 10-Q	40