Form 10-K
period 2019-12-31
INSPERITY, INC.
filed 2020-02-12
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended	December 31, 2019
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________
Commission File No. 1-13998
Insperity, Inc.

(Exact name of registrant as specified in its charter)

Delaware		76-0479645
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive
Kingwood,	Texas	77339
(Address of principal executive offices)		(Zip Code)
(Registrant’s Telephone Number, Including Area Code):  (281) 358-8986

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par value $0.01 per share	NSP	New York Stock Exchange
(Title of class)	(Trading symbol)	(Name of exchange on which registered)

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
Yes ☐  No ☒

As of February 4, 2020, 39,380,068 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2019 closing price of the common stock as reported by the New York Stock Exchange) was approximately $4.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2020 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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
Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients. Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM offerings (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, Insperity PremierTM. Workforce Optimization is our most comprehensive HR outsourcing solution and is our primary offering. Workforce Synchronization, which generally is offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as Workforce Optimization and allows those clients to select, for an additional fee, from the strategic HR products and services that are included with Workforce Optimization.
In addition to our PEO HR Outsourcing solutions, we offer Workforce AccelerationTM, a comprehensive traditional payroll and human capital management solution. We also offer a number of other business performance solutions, including Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management Services, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products and services are offered separately or along with our PEO HR Outsourcing solutions or with Workforce Acceleration.
Our PEO HR Outsourcing solutions are designed to improve the productivity and profitability of small and medium-sized businesses. These solutions relieve business owners and key executives of many employer-related administrative and regulatory burdens, which enable them to focus on the core competencies of their businesses. Our PEO HR Outsourcing solutions also promote employee performance through human resources management techniques designed to improve employee satisfaction. We enter into a Client Service Agreement (“CSA”) with each of our PEO HR Outsourcing solutions clients under which we and our client act as co-employers of the employees who work at the client’s worksite, or worksite employees (“WSEEs”). Under the CSA, we assume responsibility for personnel administration and assist our clients in complying with employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for other purposes. We charge a comprehensive service fee (“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the WSEEs of the client. The

Insperity	2	2019 Form 10-K

BUSINESS

comprehensive service fee consists of the payroll of our WSEEs plus an additional amount reflected as a percentage of the payroll cost of the WSEEs.
We accomplish the objectives of our PEO HR Outsourcing solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. We utilize a variety of information technology capabilities to deliver our PEO HR Outsourcing solutions, including Insperity PremierTM, our cloud-based human capital management platform through which we, along with our clients and WSEEs, manage payroll, benefits, retirement solutions and other HR-related information, creating efficiencies for all parties.
As of December 31, 2019, we had 81 offices, including 75 sales offices in 38 markets. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 38 sales markets, which serviced an average of 243,715 WSEEs per month in the fourth quarter of 2019. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.
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

Insperity	3	2019 Form 10-K

BUSINESS

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
The Small Business Efficiency Act (“SBEA”) created a federal regulatory framework for the payment of wages to WSEEs and the reporting and remittance of federal payroll taxes on those wages paid by PEOs certified under the statute (“CPEOs”). We actively supported the enactment of this law. The SBEA clarified that a CPEO, rather than the client, is treated as the employer for purposes of reporting and remitting payroll taxes. It also clarified that a CPEO is treated as a successor employer for purposes of the wage base of WSEEs on which federal payroll taxes are applied. In addition, the law clarified that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. Following the establishment of the certification program by the Internal Revenue Service of the United States (“IRS”) and Treasury Department, our PEO subsidiary, Insperity PEO Services, L.P., received its designation as a CPEO from the IRS.
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
Our PEO HR Outsourcing solutions are designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:

Insperity	4	2019 Form 10-K

BUSINESS

•	Internal Revenue Code (the “Code”)	•	The Family and Medical Leave Act (FMLA)
•	Federal Income Contribution Act (FICA)	•	Genetic Information Nondiscrimination Act of 2008
•	Federal Unemployment Tax Act (FUTA)	•	Drug-Free Workplace Act
•	Fair Labor Standards Act (FLSA)	•	Occupational Safety and Health Act (OSHA)
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Immigration Reform and Control Act (IRCA)	•	State unemployment and employment security laws
•	Title VII (Civil Rights Act of 1964)	•	State workers’ compensation laws
•	Health Insurance Portability and Accountability Act (HIPAA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Age Discrimination in Employment Act (ADEA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Americans with Disabilities Act (ADA)	•	State and local law equivalents of the foregoing
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
Administrative Functions. Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and regulatory compliance. Specific examples include:

•	payroll processing

•	payroll tax deposits

•	payroll tax reporting

•	employee file maintenance

•	unemployment claims processing

•	workers’ compensation claims reporting and monitoring
Benefit Plans Administration. We maintain several benefit plans for eligible WSEEs including the following:

•	a group health plan

•	a health savings account program

•	a health care flexible spending account plan

•	a 401(k) retirement plan

•	cafeteria plans for group health and health savings account contributions

•	short-term and long-term disability insurance

•	an educational assistance program

•	an adoption assistance program

•	group term life insurance

•	group universal life insurance

•	accidental death and dismemberment insurance

•	paid family leave, where required by law

Insperity	5	2019 Form 10-K

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
Insperity Premier. Insperity Premier is our cloud-based human capital management platform for our PEO HR Outsourcing solutions and is available to our clients with minimal implementation effort or cost. It is designed to provide our service providers with insight into client and WSEE HR information to better support their needs. Insperity Premier provides role-based access to a wide range of human capital management functions, along with personalized content to the managers, owners and WSEEs of our PEO HR Outsourcing solutions clients, including:
For managers and client owners:

•	WebPayroll for the submission, approval and reporting of payroll data

•	mobile access to review and approve payroll transactions and employee time entry

•	tools to manage the onboarding of new employees

•	employee administration functions such as viewing or changing information about employees

•	access to client-specific compliance-related information relevant to many HR areas

•
reporting and analytics tools to create, view, save and export reports and data about employees and, for our mid-market customers, to do more complex analysis and visualization of their workforce data with the Insperity People Analytics solution

•	ability to manage employee time and attendance information, absences and paid time off

•	access to talent management tools in the areas of recruiting, performance management and learning management

•	access to a library of online human resources forms

•	access to a wide range of best-practices human resources management content
For WSEEs:

•	access to view, edit and change a range of employee profile information

•	online check stubs, pay history, W-2s, update W-4 forms and other state forms

•	employee-specific benefits content, including summary plan descriptions, enrollment status and tools to assist with benefits selection

•	access to 401(k) retirement plan information, if offered by client

•	e-Learning web-based training

•	links to benefits providers and other key vendors

•	performance management tools including self-reviews and review history, if offered by client

•	ability to submit time and attendance information, absences and paid time off requests

Insperity	6	2019 Form 10-K

BUSINESS

•
mobile access to perform a wide range of employee-specific activities such as reporting time and attendance and paid time off, view pay stubs, insurance coverage and ID cards, view 401(k) balances and other commonly accessed data

Personnel Management. In addition to the services that we deliver through Insperity Premier, we provide a wide variety of personnel management services that give our clients access to HR advisors and additional resources normally found only in the human resources departments of large companies. All PEO HR Outsourcing solutions clients have access to our advice concerning personnel policies and practices, including recruiting, discipline and termination procedures. Other personnel management services we provide include:

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
Middle Market Solutions. We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 18.0% over 2018, representing approximately 25.7% of our total paid WSEEs during 2019.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
During 2019 and 2018, revenues from our other products and services offerings as a percentage of our total revenues were 1.0% and 1.1%, respectively.

Insperity	7	2019 Form 10-K

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
Time and Attendance. Our Time and Attendance products and services provide small to medium-sized businesses with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into clients’ payroll processing and accounting systems. The service is primarily delivered as a cloud-based solution or an an on-premise installation. For customers utilizing Time and Attendance in conjunction with our PEO HR Outsourcing solutions, we provide access through Insperity Premier.
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

Insperity	8	2019 Form 10-K

BUSINESS

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
Insperity Responsibilities

•	Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment)

•	Workers’ compensation compliance, procurement, management and reporting

•
Compliance with the Code, COBRA, HIPAA and ERISA for Insperity-sponsored employee benefit plans , as well as monitoring changes in other governmental laws and regulations governing the employer/employee relationship and updating the client when necessary

•	Offering benefits under Insperity-sponsored employee benefit plans that comply with PPACA requirements

•	Employee benefits administration of plans sponsored solely by Insperity
Client Responsibilities

•	Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence, and severance payments

•	Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation

•	Products produced and/or services provided

•	Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA, and state and local equivalents and compliance with government contracting provisions

•	Compliance with federal, state, and local pay or play health care mandates and all such other similar federal, state and local legislation

•	Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits

•	Professional licensing requirements, fidelity bonding, and professional liability insurance

•	Ownership and protection of all client intellectual property rights

•	COBRA, HIPAA, PPACA, the Code and ERISA compliance for client-sponsored employee benefit plans

Insperity	9	2019 Form 10-K

BUSINESS

Concurrent Responsibilities

•	Implementation of policies and practices relating to the employee/employer relationship

•
Internal compliance with all federal, state and local employment laws, including Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act and immigration laws and regulations

We maintain employment practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims. Our incurred costs in excess of annual premiums with respect to this exposure have historically been insignificant to our operating results.
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
By region, our revenue distribution for the year ended December 31, 2019, was as follows:
Please read Note 1 “Accounting Policies,” to the Consolidated Financial Statements for additional information related to the change in revenues by region.

Insperity	10	2019 Form 10-K

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
Our PEO HR Outsourcing solutions client base is broadly distributed throughout a wide variety of industries as follows:
This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2019 and 2018, our retention rate was approximately 85% and 86%, respectively. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was approximately 85%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.

Insperity	11	2019 Form 10-K

BUSINESS

Marketing and Sales
As of December 31, 2019, we had 75 sales offices located in 38 markets. Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Insperity’s markets and their respective year of entry are as follows:

Market	Sales Offices	Initial Entry Date	Market	Sales Offices	Initial Entry Date

Houston	6	1986	Raleigh	1	2006
San Antonio	1	1989	Kansas City	1	2007
Austin	2	1989	Columbus	1	2010
Orlando	1	1989	Nashville	1	2011
Dallas/Fort Worth	5	1993	Philadelphia	2	2012
Atlanta	3	1994	Seattle	1	2015
Phoenix	1	1995	Indianapolis	1	2016
Chicago	5	1995	Fort Lauderdale	1	2017
Washington D.C.	2	1995	Milwaukee	1	2017
Denver	2	1996	Oklahoma City	1	2018
Los Angeles	6	1997	Pittsburgh	1	2018
Charlotte	1	1997	San Jose	1	2018
St. Louis	1	1998	Stamford	1	2018
San Francisco	3	1998	Portland	1	2019
New York	5	1999	Tampa	1	2019
Baltimore	2	2000	Las Vegas	1	2019
Newark	3	2000	Sacramento	1	2019
San Diego	2	2001	Providence	1	2019
Boston	3	2001
Minneapolis	2	2002
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

•	long-term strategy issues, such as the general perception of markets and our estimate of the long-term revenue growth potential of the market

Insperity	12	2019 Form 10-K

BUSINESS

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
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2016 through 2018 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During the three-year period from 2016 through 2018, our staff support ratio averaged 52% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 141% and 227%, respectively.
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

Insperity	13	2019 Form 10-K

BUSINESS

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
We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 87% of our health insurance coverage and expires on December 31, 2022, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. For additional discussion of the Chubb Program, which includes terms shifting some of the financial responsibility for claims to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Information Technology
Insperity utilizes a variety of information technology capabilities to provide its PEO HR Outsourcing solutions and business performance improvement services to its clients and WSEEs and for its own administrative and management information requirements.
Insperity’s PEO HR Outsourcing solutions information systems, which include Insperity Premier, are a proprietary mix of applications that includes both internally developed software, licensed software applications and cloud-based services. These systems manage a wide range of transactions and information specific to our PEO HR Outsourcing solutions, to Insperity and to our clients and WSEEs, including:

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

Insperity	14	2019 Form 10-K

BUSINESS

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
We have incorporated a variety of measures designed to maintain the security and privacy of the information managed through our systems and applications. These measures include industry standard technologies designed to protect, monitor and assess our data centers and network environment; best practice security policies and procedures; and a variety of measures designed to control access to sensitive and private information.
Industry Regulations
The operations for our PEO HR Outsourcing solutions are affected by numerous federal and state laws relating to tax, insurance and employment matters. By entering into a co-employer relationship with our WSEEs, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, the federal government and 42 states have passed laws that recognize PEOs or require licensing, registration or certification requirements for PEOs, and several others are considering such regulation. The SBEA established a certification program and created a federal regulatory framework for the payment of wages to WSEEs and for the reporting and remittance of federal payroll taxes on those wages paid by CPEOs. Our PEO subsidiary, Insperity PEO Services, L.P., is a CPEO. Please read Item 1. “Business—PEO Industry” for further information.
As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our WSEEs. These plans include:

•	a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as a work-life program

•	a 401(k) retirement plan

•	cafeteria plans under Code Section 125

•	a health savings account program

•	a welfare benefits plan, which includes life, disability, and accidental death and dismemberment coverage

•	a health care flexible spending account plan

•	an educational assistance program

•	an adoption assistance program

•	a commuter benefits program

Insperity	15	2019 Form 10-K

BUSINESS

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
Patient Protection and Affordable Care Act. The PPACA was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act. The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended until as late as 2020. While the Act did not have a material adverse impact on our results of operations in 2019, the future impact of the following provisions or changes to the provisions, including any changes or a repeal that may be proposed by this Congressional session, is unknown at this time.
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

Insperity	16	2019 Form 10-K

BUSINESS

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
Effective January 1, 2015, “pay or play” requirements applied to large employers with at least 50 full-time and full-time equivalent employees in the prior calendar year (“Applicable Large Employers” or “ALEs”). ALEs who fail to offer “minimum essential coverage” satisfying minimum value and affordability requirements may be subject to a penalty if a full-time employee obtains coverage from an Exchange and receives a subsidy or tax credit for such coverage. While clients are responsible for employer pay or play health care mandates under the CSA, the Insperity-sponsored group health plan qualifies as minimum essential coverage and is designed to satisfy the minimum value and affordability requirements. Clients are not required to use the affordability safe harbor utilized by us.
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
As part of the Tax Extenders Act passed in 2019, the rules imposing excise taxes commencing in 2022 on employers and insurers who offer excessive health benefits under so-called “Cadillac plans” have been repealed. At this time, we are unable to determine the effect that the repeal of these pending excise taxes will have on our business.
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

Insperity	17	2019 Form 10-K

BUSINESS

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
Corporate Office Employees
We had approximately 3,500 corporate employees as of December 31, 2019. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement.
Intellectual Property
Insperity currently has registered trademarks, copyrights and other intellectual property. We believe that our trademarks as a whole are of considerable importance to our business.

Insperity	18	2019 Form 10-K

RISK FACTORS

Item 1A.  Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully.
Adverse economic conditions could negatively affect our industry, business, and results of operations.
The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic conditions, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Further, our growth is partially dependent on hiring of new employees by our existing clients, which growth may be restricted during periods of tight labor markets, such as the current period of historically low level of unemployment and resulting reduced hiring within our existing client base. Such developments could adversely impact our financial condition, results of operations and future growth rates.
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
Increases in health insurance costs or our inability to secure replacement health insurance coverage on competitive terms could have a material adverse effect on our business, financial condition or results of operations.
Maintaining health insurance plans that cover WSEEs is a significant part of our business. Our primary health insurance contract expires on December 31, 2022, subject to cancellation by either party upon 180 days’ notice. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.
Health insurance costs are in part determined by our plans’ claims experience and comprise a significant portion of our direct costs. Our health insurance coverage is provided under policies or service contracts that are fully-insured. United is the carrier that insures the majority of our coverage. Although all of our carriers remain responsible to pay all covered claims, under our health insurance contract with United, we retain an obligation to United to fund the cost of the plan. The profitability of our PEO HR Outsourcing solutions is affected by the overall expenses associated with the cost of delivering our services, one of the largest of which is the cost of our health insurance. Our ability to accurately anticipate the expenses associated with the plans, including claims costs on a quarterly or annual basis, can impact our results of operations. If the plans experience an increase in the number or severity of claims, our associated health insurance costs could increase beyond anticipated levels, as we experienced in 2019. These costs are further impacted by a number of factors, including coverage options elected by employees, macro-economic changes, proposed and enacted regulatory changes and wide-spread health-related outbreaks. Contractual arrangements with our clients limit or delay our ability to reflect in our service fees any increases in the overall expense associated with the plans, which could substantially impair our financial condition or results of operations. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of plan expenses, our profitability or our ability to attract and retain clients may be adversely impacted. As a result, if we do not accurately forecast the costs of our plans, our business, financial condition or results of operations may be materially adversely affected. For additional information related to our health insurance costs, please read Item 7.

Insperity	19	2019 Form 10-K

RISK FACTORS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Geographic market concentration makes our results of operations vulnerable to regional economic factors.
Our New York, California and Texas markets accounted for approximately 10%, 16% and 21% (including 9% in Houston), respectively, of our WSEEs for the year ended December 31, 2019. Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California and Texas.
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
Although we do not believe that the Act has had a material adverse effect on our benefit plans, business model, or operations to date, the elimination of the penalty associated with the individual mandate and subsequent changes resulting from action that may be taken at the federal or state level, including repeal or repeal and replacement of the Act as has been advocated by Congressional leaders and the administration of President Trump, may impact our benefit plans, business model and future results of operations. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. For additional information related to the Act, please read Item 1. “Business—Industry Regulations—Patient Protection and Affordable Care Act.” We are currently unable to determine whether potential future changes to the Act or other regulatory action, including at the state level, may adversely affect our business or market conditions.
Increases in workers’ compensation costs or inability to secure replacement coverage on competitive terms could lead to a significant disruption to our business.
Our workers’ compensation coverage has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007. Under our current arrangement with Chubb for claims incurred on or before September 30, 2019, we have a financial responsibility to Chubb for the first $1 million layer of claims per occurrence and for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed the first $1 million. Effective for claims incurred on or after October 1, 2019, our financial responsibility increased as we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million. Chubb bears the financial responsibility for all claims in excess of these levels. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. For additional discussion of our policy with Chubb, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”

Insperity	20	2019 Form 10-K

RISK FACTORS

Workers’ compensation costs are a significant portion of our direct costs. If we were to experience an unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition.
The current workers’ compensation coverage with Chubb expires on September 30, 2020. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
We record our SUI tax expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final tax rate notices, we estimate our expected SUI tax rate in those states for which tax rate notices have not yet been received for purposes of pricing. In a period of adverse economic conditions, state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI tax rates would likely increase substantially. Some states have the ability under law to increase SUI tax rates retroactively to cover deficiencies in the unemployment fund. In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans.
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
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing Solution clients, which could materially and adversely affect our financial condition or results of operations. In addition, in the event we have a high proportion of terminating clients from our middle market client base (which are generally subject to CSAs with two-year terms), the financial impact of such an event could be significant due to the number of WSEEs involved and the longer time it takes to replace middle market clients. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 15% in 2019. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
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

Insperity	21	2019 Form 10-K

RISK FACTORS

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
Certain state and federal regulators are more closely evaluating the existing regulatory framework governing money services businesses and money transmitters in their jurisdictions, particularly following the high-profile failures in 2019 of several national payroll companies. While we maintain that we are not a money services business or money transmitter, the adoption of new, or changes in interpretations of existing, state and federal money transmitter or money services business statutes, or disagreements by regulatory authorities with our interpretation of such statutes or regulations, could subject us to registration or licensing or result in limitations on our business activities until we are appropriately licensed, and such additional regulation and the actions of the regulatory authorities could have a material adverse effect on our results of operations or financial condition. These occurrences could also require changes to the manner in which we conduct some aspects of our business. In addition, should any state or federal regulators make a determination that we have operated as an unlicensed money services business or money transmitter, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage or other negative consequences, which could be material.
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
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2019, approximately 15% of our WSEEs were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
Evolving regulations, market trends and client expectations require us to constantly enhance and expand our service and technology offerings.
The HR services industry is experiencing rapid technological advances to meet client expectations and expanding regulations. In order to effectively compete in this environment, we must identify and predict trends, and adapt our technology and service offerings accordingly. In addition, as a larger portion of our client base falls within the middle market

Insperity	22	2019 Form 10-K

RISK FACTORS

segment, we must also develop different technology and services to meet the more complex needs and demands of this key group. These efforts require us to devote substantial resources to develop new solutions, or to integrate third-party solutions, into our offerings. If we fail to respond successfully to these developments or we may make investments in enhancements that are not accepted by the market, then the demand for our solutions and services may diminish. Further, as new regulations are adopted, we must modify our systems to address these changes in the law, such as our recent efforts to transition our reporting and payroll tax processing methods for self-employed owners to those described in an Internal Revenue Service advice memorandum from the Office of Chief Counsel released in April 2019. In order to make these types of modifications, we may be required to reallocate resources, potentially resulting in delays to planned competitive improvements to our systems. In addition, if we do not successfully or timely deploy these types of modifications, we may be unable to comply with regulations, which could subject us to penalties, damage our reputation or result in decreased sales.
Disruptions of our information technology systems could damage our reputation and materially disrupt our business operations.
Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure, some of which is provided by third-party vendors. We must manage all of these systems, including any upgrades or enhancements, to ensure that they continue to support our services. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, even for a brief period of time, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations or to breach our obligations to our clients, we may lose existing clients, have difficulty attracting new clients, incur regulatory penalties or liability to our clients, or suffer other financial losses, which may have a material adverse effect on our business and financial condition.
We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of data theft, cyberattacks or other security vulnerabilities.
In connection with our HR services offerings, we collect, use, transmit and store large amounts of personal and business information about our WSEEs and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. Attacks on information technology systems continue to grow in frequency and sophistication, and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. While our technology infrastructure is designed to safeguard and protect personal and business information, we have limited ability to monitor the implementation of similar safeguards by our vendors and do not have the ability to monitor such implementation by our clients or WSEEs.
In addition, our services also involve the use and disclosure of personal and business information to us that could be used by a malicious party to commit identity theft or otherwise gain access to the data or funds of our clients or WSEEs. If any person, including any corporate employee, misappropriates or misuses such funds, documents or data, we may have liability for damages, and our reputation could be substantially harmed and we may have other liabilities that could have a material adverse effect on our business.
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, or theft of private or other sensitive information, or inadvertent acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, and could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause a loss of confidence in our ability to serve clients. We may not have adequate insurance coverage to compensate us for losses from a security incident. Accordingly, the impact of a data security incident could have a material adverse effect on our business, results of operations and financial condition.

Insperity	23	2019 Form 10-K

RISK FACTORS

Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We are subject to various federal and state laws, rules and regulations relating to the collection, use, transmission and security and privacy of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. It is possible that these federal and states laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For example, we incurred additional costs and reallocated internal resources in order to comply with the requirements of the California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, and we expect to incur additional costs and reallocate additional resources when the final regulations under the CCPA are released. Other states are currently contemplating additional privacy requirements. The future enactment of more restrictive laws, rules or regulations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability. Additionally, any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
Our loss of insurance coverage or the failure of our insurance carriers could have a material adverse effect on us.
As part of our PEO HR Outsourcing solutions, in addition to our health insurance carriers, we contract with other insurance carriers to provide workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier, such as occurred in 2001 with respect to a previous workers’ compensation insurance provider, providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business. In addition, in the event that our primary health carriers in any key market make material changes to their network of healthcare providers or facilities, such as the recent discontinuation of a prominent hospital network in Houston, Texas, by UnitedHealthcare in connection with their ongoing negotiations, then our ability to attract and retain clients in that market may be adversely affected, which could have a material adverse effect on our business and results of operations.
The failure of third-party providers, such as financial institutions, data centers or cloud-service providers, could have a material adverse effect on us.
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
We lease hosting facilities for our data centers at two separate facilities, located in Bryan, Texas and The Woodlands, Texas, with the Bryan facility acting as our primary data center. These facilities host the majority of our business applications, telecommunications equipment, information security infrastructure and network equipment. If our data centers experience any interruptions or outages, and our business continuity plan fails, then our operations may be materially impacted, which could result in our failure to meet our obligations to our clients, WSEEs and tax authorities, and could damage our reputation, subject us to liability and have a material adverse effect on our business and financial condition.
In addition, some of our systems and services rely upon third-party technology, such as the human capital management system on which our Workforce Acceleration solution is based, the data analytics solution on which our Insperity People Analytics solution is based, and the payroll tax calculation tool that provides the rates used to calculate payroll taxes for our PEO HR Outsourcing solutions. Any failure by these service providers to deliver their services in a timely manner and in compliance with applicable laws could result in material interruptions to our operations, damage our reputation, and result in a loss of clients.

Insperity	24	2019 Form 10-K

RISK FACTORS

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
We have adopted a strategy to market and sell additional products and services within and outside of traditional PEO HR Outsourcing solutions. As part of this strategy, periodically we make strategic long-term decisions to invest in and/or acquire new companies, business units or assets. Acquiring new businesses involves a number of risks such as over-valuation of the acquired companies, entering markets or businesses in which we have no prior experience, integrating the technology, operations, and personnel, diversion of management’s attention from other business concerns and litigation resulting from the activities of the acquired company. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, or impairment of acquired assets. Such developments could have a material impact to our financial condition, results of operations and future growth rates. Based on market conditions or changes in operating plans, the fair value of our other acquired businesses or investments could decline, requiring us to record impairment charges for all or portions of the investments.
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

Insperity	25	2019 Form 10-K

OTHER INFORMATION

Item 1B.  Unresolved Staff Comments.
None.

Insperity	26	2019 Form 10-K

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
Corporate Facilities
Our corporate headquarters is located in Kingwood, Texas, in a campus-style facility. This 33-acre company-owned office campus includes 430,000 square feet of office space and approximately 9 acres of undeveloped land for future expansion. Development and support operations are located in the Kingwood facility. In February 2019, we executed a contract to construct a 270,000 square foot office facility to be located on our corporate campus, which is expected to be completed in 2020.
We have hosting facilities, totaling approximately 2,000 square feet, located at two separate leased facilities. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment. The facilities, located in Bryan, Texas and The Woodlands, Texas, are under lease until 2024 and 2023, respectively.
Service Centers
We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.
The Atlanta service center, which currently services approximately 34% of our WSEE base, is located in a 40,500 square foot facility under lease until 2023.
The Dallas service center, which currently services approximately 22% of our WSEE base, is located in a 42,500 square foot facility under lease until 2023. In addition to the service center operations, the facility also contains sales operations.
The Houston service center, which currently services approximately 23% of our WSEE base, is located on our corporate campus.
The Los Angeles service center, which currently services approximately 21% of our WSEE base, is located in a 39,000 square foot facility under lease until 2029.
Sales and Service Offices
As of December 31, 2019, we had sales and service personnel in 63 facilities located in 38 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2019, we had 75 sales offices in these 38 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

Insperity	27	2019 Form 10-K

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

Insperity	28	2019 Form 10-K

MINE SAFETY DISCLOSURES

Item 4.  Mine Safety Disclosures.
Not applicable.

Insperity	29	2019 Form 10-K

EXECUTIVE OFFICERS

Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 4, 2020) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	63	Chairman of the Board and Chief Executive Officer
A. Steve Arizpe	62	President and Chief Operating Officer
Jay E. Mincks	66	Executive Vice President of Sales and Marketing
Douglas S. Sharp	58	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	53	Senior Vice President of Legal, General Counsel and Secretary
James D. Allison	51	Senior Vice President of Gross Profit Operations
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
A. Steve Arizpe was promoted to President and Chief Operating Officer in May 2019 from the position of Executive Vice President of Client Services and Chief Operating Officer, which he had held since August 2003. He joined Insperity in 1989 and has served in a variety of roles prior to those positions, including Houston Sales Manager, Regional Sales Manager and Vice President of Sales. Prior to joining Insperity, Mr. Arizpe served in sales and sales management roles for NCR Corporation and Clarke-American. He has also served as a director of the Texas Chapter of NAPEO. Mr. Arizpe graduated from Texas A&M University in 1979, earning his degree in Business Management.
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

Insperity	30	2019 Form 10-K

STOCK ACTIVITIES

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 4, 2020, there were 465 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2019 – 10/31/2019	24,000	$95.73	24,000	1,032,945
11/01/2019 – 11/30/2019	361,412	74.66	361,412	671,533
12/01/2019 – 12/31/2019	257,749	77.96	257,700	413,833
Total	643,161	$76.77	643,112
__________________________________

(1)
Our Board has approved a program to repurchase shares of our outstanding common stock, including an additional 700,000 shares authorized for repurchase in August 2019. During the three months ended December 31, 2019, 643,112 shares were repurchased under the program. As of December 31, 2019, we were authorized to repurchase an additional 413,833 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all the shares authorized for repurchase under the repurchase program.

(2)
During the three months ended December 31, 2019, 49 shares of restricted stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

Insperity	31	2019 Form 10-K

STOCK ACTIVITIES

Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2014, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P 1500 Composite Human Resources and Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2014.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index,
and S&P 1500 Composite Human Resource and Employment Services Index
*$100 invested on 12/31/14 in Insperity stock or in the specified index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19

Insperity, Inc.	100.00	144.62	216.28	360.36	591.74	551.78
S&P Smallcap 600	100.00	98.03	124.06	140.48	128.56	157.85
S&P Midcap 400	100.00	97.82	118.11	137.30	122.08	154.07
S&P 1500 Composite Human Resource and Employment Services	100.00	107.33	114.70	153.24	135.54	160.06
This graph shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Insperity	32	2019 Form 10-K

SELECTED FINANCIAL DATA

Item 6.  Selected Financial Data.
The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in thousands, except per share and statistical data)	Year Ended December 31,
	2019	2018	2017		2016		2015

Income Statement Data:
Revenues(1)	$4,314,804	$3,828,549	$3,300,223		$2,941,347		$2,603,614
Gross profit	732,934	681,909	572,731		491,610		437,867
Operating income	186,633	179,036	129,941		106,306		65,699	(2)
Net income	151,099	135,413	84,402		65,991		39,390
Diluted EPS	3.70	3.22	2.01	(3)	1.54	(3)	0.79	(3)

Non-GAAP Financial Measures(4):
Adjusted net income	$169,449	$157,536	$103,005		$76,718		$54,519
Adjusted EPS	4.15	3.75	2.45	(3)	1.79	(3)	1.10	(3)
Adjusted EBITDA	250,006	239,601	177,681		141,183		110,014

Balance Sheet Data:
Working capital	$105,701	$94,204	$54,206		$39,364		$54,337
Total assets	1,394,996	1,191,816	1,063,695		907,174		784,912
Total debt	269,400	144,400	104,400		104,400		—
Total stockholders’ equity	4,079	77,676	66,321		60,525		172,455
Cash dividends per share	1.20	0.80	1.58	(3)(5)	0.49	(3)	0.43	(3)

Average WSEEs paid	235,547	209,123	182,696		165,850		145,830

Statistical Data (per WSEE per month):
Revenues(6)	$1,527	$1,526	$1,505		$1,478		$1,488
Gross profit	259	272	261		247		250
Operating income	66	71	59		53		38
Adjusted EBITDA(4)	88	95	81		71		63
____________________________________

(1)	Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015

Gross billings	$27,212,010	$23,830,731	$20,173,812	$17,932,857	$15,806,178
Less: WSEE payroll cost	22,897,206	20,002,182	16,873,589	14,991,510	13,202,564
Revenues	$4,314,804	$3,828,549	$3,300,223	$2,941,347	$2,603,614

(2)	Includes non-cash impairment and other charges of $9.8 million and $1.3 million, respectively, partially offset by a reduction of $0.6 million in 2015.

(3)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.

(4)
These are non-GAAP measures used by management to analyze Insperity’s performance. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

(5)	Includes a $1.00 per share special dividend paid in 2017.

Insperity	33	2019 Form 10-K

SELECTED FINANCIAL DATA

(6)	Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2019	2018	2017	2016	2015
Gross billings	$9,627	$9,496	$9,202	$9,011	$9,032
Less: WSEE payroll cost	8,100	7,970	7,697	7,533	7,544
Revenues	$1,527	$1,526	$1,505	$1,478	$1,488

Insperity	34	2019 Form 10-K

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
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as Workforce AccelerationTM. We also offer a number of other business performance solutions, including Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Expense Management Services, Retirement Services, and Insurance Services, many of which are offered as a cloud-based software solution. These other products or services are offered separately or with our other solutions.
2019 Highlights
We ended 2019 averaging 243,715 paid WSEEs, which represents a 9.9% increase over fourth quarter 2018. We expect the average number of paid WSEEs per month to be between 238,000 and 240,200 in the first quarter 2020.
2019 Compared to 2018

•	Average number of WSEEs paid per month increased 12.6% to 235,547, driving a 7.5% gross profit increase

•	Net income and diluted earnings per share (“Diluted EPS”) increased 11.6% and 14.9% to $151.1 million and $3.70, respectively

•	Adjusted EBITDA increased 4.3% to $250.0 million

•	Adjusted net income increased 7.6% to $169.4 million

•	Adjusted EPS increased 10.7% to $4.15

•
Approximately 25.7% and 24.6% of our average paid WSEEs were in our middle market sector for the years ended December 31, 2019 and 2018, respectively, which is generally defined as companies with 150 to 5,000 WSEEs.

•	Our average gross profit per WSEE per month was $259 in 2019 and $272 in 2018, due in part to an increase in the number of large individual healthcare claimants.

•	Operating expenses increased 8.6% in 2019 to $546.3 million. On a per WSEE per month basis, operating expenses decreased from $201 in 2018 to $193 in 2019.

Insperity	35	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Adjusted operating expenses increased 10.7% in 2019 to $546.3 million. On a per WSEE per month basis, adjusted operating expenses decreased from $197 in 2018 to $193 in 2019.

•	Our adjusted EBITDA per WSEE per month decreased 7.4% from $95 in 2018 to $88 in 2019.

•	We ended 2019 with working capital of $105.7 million.

•
During 2019, we paid $48.6 million in dividends, repurchased 2.1 million shares of our common stock at a cost of $203.0 million, paid $56.3 million on capital expenditures partially offset by borrowings of $125.0 million under our credit facility.

Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, adjusted EPS and adjusted operating expenses to their most directly comparable financial measures calculated and presented in accordance with GAAP.
Revenues
We account for our revenues in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Our PEO HR Outsourcing solutions gross billings to clients include the payroll cost of each WSEE at the client location and a markup computed as a percentage of each WSEEs payroll cost. We invoice the gross billings concurrently with each periodic payroll of our WSEEs. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our Consolidated Balance Sheets.
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

Insperity	36	2019 Form 10-K

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

•
Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development and technology infrastructure.

•
Impairment charges and other – Impairment charges and other consist of non-cash expense associated with the decline in fair value of long-lived and intangible assets, including goodwill. Please read Note 1 “Accounting Policies,” to the Consolidated Financial Statements for additional information.

Other Income (Expense)
Other income (expense) includes interest charges incurred in connection with borrowings under our credit facility and interest income earned on our cash, cash equivalents, marketable securities, restricted cash and deposits. Please read “—Liquidity and Capital Resources” for additional information.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was signed into law. The 2017 Tax Reform Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% beginning in 2018. As a result, we remeasured our deferred tax assets at the new lower corporate income tax rate and recorded a non-cash tax charge of $2.5 million in 2017. Our provision for income taxes typically differs from the U.S. statutory rate of 21%, due primarily to state income taxes, non-deductible expenses, vesting of equity awards and various tax credits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes. Significant items resulting in deferred income taxes include prepaid assets, accruals for workers’ compensation expenses, stock-based compensation, software development costs, accrued incentive compensation, operating lease assets and liabilities and depreciation. Changes in these items are reflected in our financial statements through a deferred income tax provision. Please read Note 7 to the Consolidated Financial statements, “Income Taxes,” for additional information.

Insperity	37	2019 Form 10-K

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
Effective January 1, 2020, we entered into an arrangement whereby our financial responsibility is limited to the first $1 million of paid claims per claimant per year. Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2019, Plan Costs were less than the net premiums paid and owed to United by $2.6 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $6.4 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2019, were $9.3 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
We believe that recent claim development patterns are representative of incurred but not reported claims costs during the reporting period. The estimated completion rate and annual trend used to compute incurred but not reported claims involves a significant level of judgment. Accordingly, an increase (or decrease) in the completion rate or annual trend used to estimate the incurred claims would result in an increase (or decrease) in benefits costs and net income would decrease (or increase) accordingly.

Insperity	38	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the sensitivity of changes in the completion rate and annual trend on our estimate of total benefits costs of $1.9 billion in 2019:

Change in Completion Rate and Annual Trend	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(24,133)	$19,234
(1.0)%	(9,653)	7,694
1.0%	9,653	(7,694)
2.5%	24,133	(19,234)

•
Workers’ compensation costs – Since 2007, our workers’ compensation coverage has been provided through an arrangement with Chubb. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Effective for claims incurred on or after October 1, 2019, we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.

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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2019 and 2018, we reduced accrued workers’ compensation costs by $31.7 million and $18.8 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 1.9% in 2019 and 2.6% in 2018) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
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
The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $82.0 million in 2019:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(4,412)	$3,517
(2.5)%	(2,206)	1,758
2.5%	2,206	(1,758)
5.0%	4,412	(3,517)

Insperity	39	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2019, we received $18.8 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2019, we had restricted cash of $49.3 million and deposits of $175.9 million. We have estimated and accrued $242.9 million in incurred workers’ compensation claim costs as of December 31, 2019. Our estimate of incurred claim costs expected to be paid within one year are recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities in our Consolidated Balance Sheets.

•
Contingent liabilities – We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with ASC 450-10, Contingencies. GAAP requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time, we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As issues develop, we evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.

•
Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:

•	the fact that we are at risk for the payment of our direct costs and WSEE payroll costs regardless of whether our clients pay their comprehensive service fees

•	the large volume and dollar amount of transactions we process

•	the periodic and recurring nature of payroll, upon which the comprehensive service fees are based
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

Insperity	40	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table summarized our key financial and statistical information related to our results of operations:

(in thousands, except per share and statistical data)	Year Ended December 31,				% Change
	2019	2018	2017		2019 v 2018	2018 v 2017

Financial data:
Revenues(1)	$4,314,804	$3,828,549	$3,300,223		12.7%	16.0%
Gross profit	732,934	681,909	572,731		7.5%	19.1%
Operating expenses	546,301	502,873	442,790		8.6%	13.6%
Operating income	186,633	179,036	129,941		4.2%	37.8%
Other income (expense)	3,010	3,324	200		(9.4)%	—
Net income	151,099	135,413	84,402		11.6%	60.4%
Diluted EPS	3.70	3.22	2.01	(2)	14.9%	60.2%

Non-GAAP financial measures(3):
Adjusted net income	$169,449	$157,536	$103,005		7.6%	52.9%
Adjusted EBITDA	250,006	239,601	177,681		4.3%	34.8%
Adjusted EPS	4.15	3.75	2.45	(2)	10.7%	53.1%

Average WSEEs paid	235,547	209,123	182,696		12.6%	14.5%

Statistical data (per WSEE per month):
Revenues(4)	$1,527	$1,526	$1,505		0.1%	1.4%
Gross profit	259	272	261		(4.8)%	4.2%
Operating expenses	193	201	202		(4.0)%	(0.5)%
Operating income	66	71	59		(7.0)%	20.3%
Net income	53	54	38		(1.9)%	42.1%
Adjusted EBITDA(3)	88	95	81		(7.4)%	17.3%
___________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017

Gross billings	$27,212,010	$23,830,731	$20,173,812
Less: WSEE payroll cost	22,897,206	20,002,182	16,873,589
Revenues	$4,314,804	$3,828,549	$3,300,223

(2)	Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 in the form of a stock dividend.

(3)
Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(4)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2019	2018	2017
Gross billings	$9,627	$9,496	$9,202
Less: WSEE payroll cost	8,100	7,970	7,697
Revenues	$1,527	$1,526	$1,505

Insperity	41	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key Operating Metrics
We monitor certain key metrics to measure our performance, including:

•	WSEEs

•	Adjusted EBITDA

•	Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through WSEE new hires and terminations.

•	During 2019, the number of WSEEs paid from new client sales decreased over 2018. In addition, the net change in existing clients and client retention also decreased compared to 2018.

•	During 2018, the number of WSEEs paid from new client sales increased over 2017. In addition, the net change in existing clients and client retention improved compared to 2017.

Average WSEEs Paid and
Year-over-Year Growth Percentage
235,547
209,123
182,696
12.6%
14.5%
10.2%
2019
2018
2017
Adjusted EBITDA and
Year-over-Year Growth Percentage
$250,006
$239,601
$177,681
4.3%
34.8%
25.9%
2019
2018
2017
Adjusted EPS and
Year-over-Year Growth Percentage
$4.15
$3.75
$2.45
10.7%
53.1%
36.9%
2019
2018
2017

Revenues
2019 Compared to 2018
Our revenues for 2019 were $4.3 billion, an increase of 12.7%, primarily due to the following:

•	Average WSEEs paid increased 12.6%

•	Revenues per WSEE per month increased 0.1%, or $1
2018 Compared to 2017
Our revenues for 2018 were $3.8 billion, an increase of 16.0%, primarily due to the following:

Insperity	42	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Average WSEEs paid increased 14.5%

•	Revenues per WSEE per month increased 1.4%, or $21
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
Our gross billings charged to our PEO HR Outsourcing solutions clients are subject to pricing arrangements that are typically renewed annually. We use gross profit per WSEE per month as our principal measurement of relative performance at the gross profit level.

Insperity	43	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2019 Compared to 2018
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. The net decrease in costs between 2019 and 2018 attributable to changes in cost estimates for benefits and workers’ compensation totaled $9.3 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•
The cost of group health insurance and related employee benefits increased $12 per WSEE per month, or 4.0%, on a per covered employee basis due primarily to an increase in the number of large individual healthcare claimants in 2019.

•	The percentage of WSEEs covered under our health insurance plan was 66.5% in 2019 and 68.0% in 2018.

•
Reported results include changes in estimated claims run-off related to prior periods and an increase in costs of $2.3 million, or $1 per WSEE per month, in 2019 compared to a decrease in costs of $1.3 million, or $1 per WSEE per month, in 2018.

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

•	Workers’ compensation costs decreased 4.7%, or $5 per WSEE per month, in 2019 compared to 2018.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in 2019 were 0.41% compared to 0.49% in 2018.

•
As a result of closing out claims incurred in prior periods at lower than expected costs, we recorded a reduction in workers’ compensation costs of $31.7 million, or 0.16% of non-bonus payroll costs, in 2019 compared to a reduction of $18.8 million, or 0.11% of non-bonus payroll costs, in 2018. The 2019 period costs include the impact of a 1.9%

Insperity	44	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discount rate used to accrue workers’ compensation loss claims, compared to a 2.6% discount rate used in the 2018 period.
Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•	Payroll taxes increased 14.2%, or $8 per WSEE per month, due primarily to a 14.5% increase in payroll costs partially offset by lower unemployment tax rates in 2019.

•	Payroll taxes as a percentage of payroll cost were 6.7% in both 2019 and 2018.
2018 Compared to 2017
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

•
Reported results include changes in estimated claims run-off related to prior periods and was a decrease in costs of $1.3 million, or $1 per WSEE per month, in 2018 compared to an increase in costs of $1.2 million, or $1 per WSEE per month, in 2017.

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
Payroll tax costs

•	Payroll taxes increased 15.8%, or $6 per WSEE per month, due primarily to an 18.5% increase in payroll costs partially offset by lower unemployment tax rates in 2018.

•	Payroll taxes as a percentage of payroll cost were 6.7% in 2018 compared to 6.9% in 2017.

Insperity	45	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
2019 Compared to 2018
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
	$			WSEE
(in thousands, except per WSEE)	2019	2018	% Change	2019	2018	% Change

Salaries	$317,124	$301,027	5.3%	$112	$120	(6.7)%
Stock-based compensation	23,993	20,425	17.5%	8	8	—
Commissions	31,420	28,957	8.5%	11	12	(8.3)%
Advertising	21,603	18,554	16.4%	8	7	14.3%
General and administrative	123,438	111,068	11.1%	44	45	(2.2)%
Depreciation and amortization	28,723	22,842	25.7%	10	9	11.1%
Total operating expenses	$546,301	$502,873	8.6%	$193	$201	(4.0)%
Operating expenses for 2019 increased 8.6% to $546.3 million compared to $502.9 million in 2018. Operating expenses per WSEE per month for 2019 decreased 4.0% to $193 compared to $201 in 2018.

•
Salaries of corporate and sales staff increased 5.3% to $317.1 million, but decreased $8 on a per WSEE per month basis, compared to 2018. The increase was primarily due to an 11.4% increase in headcount, including a 12.8% increase in total BPAs in 2019, partially offset by the non-recurrence of a $9.3 million one-time tax reform bonus paid in the first quarter of 2018 and lower incentive compensation expense during 2019.

•
Stock-based compensation increased 17.5% to $24.0 million, but remained flat on a per WSEE per month basis, compared to 2018. This increase was primarily due to the acceleration of restricted stock awards and associated expense into the fourth quarter of 2017 that were originally scheduled to vest in the first quarter of 2018. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

•
Commissions expense increased 8.5% to $31.4 million, but decreased $1 on a per WSEE per month basis, compared to 2018. Commissions are primarily due to commissions associated with the growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2019.

•	Advertising expense increased 16.4% to $21.6 million, or $1 per WSEE per month, compared to 2018. The increase was primarily due to an increase in advertising and business promotions.

•
General and administrative expenses increased 11.1% to $123.4 million, but decreased $1 on a per WSEE per month basis, compared to 2018. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs and technology licensing and maintenance costs.

•
Depreciation and amortization expense increased 25.7% to $28.7 million, or $1 per WSEE per month, compared to 2018. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Insperity	46	2019 Form 10-K

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

Other Income (Expense)
Other income (expense), net was income of $3.0 million in 2019, $3.3 million in 2018 and $0.2 million in 2017. In 2019, higher interest income earnings on our investments was offset by higher interest expense on our outstanding debt. The 2018 increase in other income was primarily due to interest income earned on our investments. Please read Note 2 to the Consolidated Financial Statements, “Cash, Cash Equivalents and Marketable Securities,” for additional information.
Income Tax Expense
Our effective income tax rate was 20.3% in 2019, 25.7% in 2018 and 35.1% in 2017.

Insperity	47	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2019, we incurred federal and state income tax expense of $38.5 million on pre-tax income of $189.6 million. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by a $14.6 million tax benefit associated with equity compensation.
During 2018, we incurred federal and state income tax expense of $46.9 million on pre-tax income of $182.4 million. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by a $3.9 million tax benefit associated with equity compensation.
During 2017, we incurred federal and state income tax expense of $45.7 million on pre-tax income of $130.1 million. Our provision for income taxes differed from the U.S. statutory rate of 35% primarily due to state income taxes and non-deductible expenses, including a non-cash tax charge of $2.5 million related to the enactment of the 2017 Tax Reform Act offset by $6.8 million of tax benefits associated with equity compensation.
Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional information.

Insperity	48	2019 Form 10-K

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

Insperity	49	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2019		2018		2017
	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$22,897,206	$8,100	$20,002,182	$7,970	$16,873,589	$7,697
Less: Bonus payroll cost	2,880,680	1,019	2,498,875	996	1,959,053	894
Non-bonus payroll cost	$20,016,526	$7,081	$17,503,307	$6,974	$14,914,536	$6,803
% Change year over year	14.4%	1.5%	17.4%	2.5%	11.8%	1.5%
Following is a reconciliation of EBITDA (GAAP) and adjusted EBITDA (non-GAAP):

(in thousands, except per WSEE per month)	Year Ended December 31,
	2019		2018		2017		2016		2015
	$	WSEE	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$151,099	$53	$135,413	$54	$84,402	$38	$65,991	$33	$39,390	$23
Income tax expense	38,544	14	46,947	19	45,739	21	39,186	19	26,229	14
Interest expense	7,647	3	4,668	2	3,213	1	2,396	1	459	—
Depreciation and amortization	28,723	10	22,842	9	18,182	9	16,644	9	18,565	11
EBITDA	226,013	80	209,870	84	151,536	69	124,217	62	84,643	48
Impairment charges and other	—	—	—	—	—	—	—	—	10,480	6
Stock-based compensation	23,993	8	20,425	8	24,345	11	16,643	8	13,345	8
One-time tax reform bonus	—	—	9,306	3	—	—	—	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	—	—	2,000	1	—	—	—	—
Other	—	—	—	—	(200)	—	—	—	—	—
Stockholder advisory expenses	—	—	—	—	—	—	323	1	1,546	1
Adjusted EBITDA	$250,006	$88	$239,601	$95	$177,681	$81	$141,183	$71	$110,014	$63
% Change year over year	4.3%	(7.4)%	34.8%	17.3%	25.9%	14.1%	28.3%	12.7%	30.8%	16.7%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

	December 31,
(in thousands)	2019	2018

Cash, cash equivalents and marketable securities	$402,070	$387,554
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	234,553	224,487
Client prepayments	59,612	34,177
Adjusted cash, cash equivalents and marketable securities	$107,905	$128,890

Insperity	50	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2019		2018		2017
	$	WSEE	$	WSEE	$	WSEE

Operating expenses	$546,301	$193	$502,873	$201	$442,790	$202
Less:
One-time tax reform bonus	—	—	9,306	4	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	—	—	2,000	1
Adjusted operating expenses	$546,301	$193	$493,567	$197	$440,790	$201
% Change year over year	10.7%	(2.0)%	12.0%	(2.0)%	14.5%	4.1%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015

Net income	$151,099	$135,413	$84,402	$65,991	$39,390
Non-GAAP adjustments:
Impairment charges and other(1)	—	—	—	—	10,480
Stock-based compensation	23,993	20,425	24,345	16,643	13,345
One-time tax reform bonus	—	9,306	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	2,000	—	—
Other	—	—	(200)	—	—
Stockholder advisory expenses	—	—	—	323	1,546
Total non-GAAP adjustments	23,993	29,731	26,145	16,966	25,371
Tax effect of non-GAAP adjustments	(5,643)	(7,608)	(9,354)	(6,239)	(10,242)
Enactment of the 2017 Tax Reform Act	—	—	2,481	—	—
Disaster relief tax credit	—	—	(669)	—	—
Adjusted net income	$169,449	$157,536	$103,005	$76,718	$54,519
% Change year over year	7.6%	52.9%	34.3%	40.7%	48.4%
____________________________________

(1)	Includes impairment and other charges of $10.5 million related to the sale of two aircraft in 2015.

Insperity	51	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP)(1):

	Year Ended December 31,
(amounts per share)	2019	2018	2017	2016	2015

Diluted EPS	$3.70	$3.22	$2.01	$1.54	$0.79
Non-GAAP adjustments:
Impairment charges and other	—	—	—	—	0.21
Stock-based compensation	0.59	0.49	0.58	0.39	0.27
One-time tax reform bonus	—	0.22	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	0.05	—	—
Other	—	—	(0.01)	—	—
Stockholder advisory expenses	—	—	—	0.01	0.03
Total non-GAAP adjustments	0.59	0.71	0.62	0.40	0.51
Tax effect of non-GAAP adjustments	(0.14)	(0.18)	(0.22)	(0.15)	(0.20)
Enactment of the 2017 Tax Reform Act	—	—	0.06	—	—
Disaster relief tax credit	—	—	(0.02)	—	—
Adjusted EPS	$4.15	$3.75	$2.45	$1.79	$1.10
% Change year over year	10.7%	53.1%	36.9%	62.7%	52.8%
____________________________________

(1)	Per share amounts for the years 2017, 2016 and 2015 have been adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We may seek to raise additional capital or take other steps to increase or manage our liquidity and capital resources. We had $402.1 million in cash, cash equivalents and marketable securities at December 31, 2019, of which approximately $234.6 million was payable in early January 2020 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $59.6 million were client prepayments that were payable in January 2020. In 2019 and 2018, we received $18.8 million and $19.4 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital. At December 31, 2019, we had working capital of $105.7 million compared to $94.2 million at December 31, 2018. The increase in working capital reflects, in part, cash flow from operations and borrowings under our facility, offset by share repurchases, dividends and capital expenditures. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our credit facility will be adequate to meet our liquidity requirements for 2020. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
We have a credit facility with a syndicate of financial institutions. During 2019, we borrowed $125.0 million under the credit facility, which was used for general corporate purposes. In September 2019, the credit facility was increased from $350 million to $500 million. The credit facility, which may be increased to $550 million based on the terms and subject to the conditions set forth in the agreement related to the facility, is available for working capital and general corporate purposes, including acquisitions. At December 31, 2019, we had outstanding letters of credit and borrowings totaling $270.4 million under the credit facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity	52	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows from Operating Activities
Our net cash flows from operating activities in 2019 were $205.2 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients. Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2019, the last business day of the reporting period ended on a Tuesday, client prepayments were $59.6 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $234.6 million. In the period ended December 31, 2018, which ended on a Monday, client prepayments were $34.2 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $224.5 million.

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2019, Plan Costs were less than the net premiums paid and owed to United by $2.6 million, which is $6.4 million less than our agreed-upon $9.0 million surplus maintenance level. The $6.4 million difference is therefore reflected as a current liability and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2019. In addition, the premiums owed to United at December 31, 2019, were $9.3 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our net income increased 11.6% to $151.1 million in 2019 from $135.4 million in 2018. Please read “Results of Operations.”

Cash Flows from Investing Activities
Our net cash flows used in investing activities were $29.7 million during 2019, primarily due to $56.3 million in property and equipment purchases offset by $26.6 million in redemptions of marketable securities, net of purchases.
Cash Flows from Financing Activities
Our net cash flows used in financing activities were $118.4 million during 2019. We repurchased $203.0 million in stock and paid $48.6 million in dividends, offset by borrowings of $125.0 million under our Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity	53	2019 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2019, and the effect they are expected to have on our liquidity and capital resources:

(in thousands)	Total	2020		2021-2022	2023-2024	Thereafter

Non-cancelable operating leases	$100,402	$18,786		$34,854	$25,810	$20,952
Purchase obligations(1)	109,951	79,562	(2)	25,228	4,483	678
Long-term debt	269,400	—		—	269,400	—
Other long-term liabilities:
Accrued workers’ compensation claim costs(3)	242,904	49,295		56,078	41,814	95,717
Total contractual cash obligations	$722,657	$147,643		$116,160	$341,507	$117,347
____________________________________

(1)	The table includes purchase obligations associated with non-cancelable contracts individually greater than $100,000 and one year.

(2)	Includes $56.5 million related to the construction of a new facility on our corporate campus. For more information please read Item 2. “Properties—Corporate Facilities.”

(3)	Accrued workers’ compensation claim costs include the short and long-term amounts. For more information, please read, “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
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
We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

Insperity	54	2019 Form 10-K

QUANTITIVE AND QUALITATIVE DISCLOSURES

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our credit facility bear interest at a variable market rate. As of December 31, 2019, we had outstanding letters of credit and borrowings totaling $270.4 million under the credit facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
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
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

Insperity	55	2019 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2019 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information.
On February 10, 2020, we entered into a letter agreement with United pursuant to which our financial responsibility to United under our existing Minimum Premium Financial Agreement is limited to the first $1 million of combined medical and pharmacy claims paid per claimant in 2020 and, at our option, in subsequent calendar years.

Insperity	56	2019 Form 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Some of the information required by this item is incorporated by reference to the information set forth under the captions “Election of Directors” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the “Insperity Proxy Statement”).
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

Insperity	57	2019 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

Exhibit No.		Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
3.2		Amended and Restated Bylaws of Insperity, Inc. dated February 17, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2014).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
4.2	*	Description of Registrant’s Common Stock.
10.1	†
Insperity, Inc. 2001 Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on March 18, 2009 (No. 1-13998)).

10.2	†	Form of Director Stock Option Agreement (Annual Grant) (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2004).
10.3	†	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.4	†	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.5	†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.6	†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.7	†	Form of New Hire Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.8	†	Form of Named Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.9	†	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.10	†	Form of Employee Award Notice and Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.11	†
Form of Executive Officer Restricted Stock Award Agreement for awards granted on or after March 29, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).

10.12	†
Form of Employee Award Notice and Agreement under LTIP for awards granted on or after March 29, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).

10.13	†
Form of Restricted Stock Award Agreement for awards granted to certain senior personnel on or after March 29, 2016 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2016).

10.14	†
Form of Restricted Stock Award Agreement for awards granted to other employees on or after March 29, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended March 31, 2016).

Insperity	58	2019 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.15	†
Form of Restricted Stock Award Agreement for awards granted to executive officers on or after November 10, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.16	†
Form of Restricted Stock Award Agreement for awards granted to certain senior personnel on or after November 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.17	†
Form of Restricted Stock Award Agreement for awards granted to other employees on or after November 10, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.18	*†	Form of Restricted Stock Unit Agreement for awards granted to executive officers on or after December 30, 2019.
10.19	*†	Form of Restricted Stock Unit Agreement for awards granted to certain senior personnel on or after December 30, 2019.
10.20	*†	Form of Restricted Stock Unit Agreement for awards granted to other employees on or after December 30, 2019.
10.21	†
Form of Employee Award Notice and Agreement under LTIP granted on or after November 10, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.22	*†	Form of Employee Award Notice and Agreement under LTIP granted on or after December 30, 2019.
10.23	†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.24	†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.25	†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.26	†	Board of Directors Compensation Arrangements (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 7, 2005).
10.27	†	Directors Compensation Plan (as amended and restated April 1, 2017) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017).
10.28		Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.29		Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.30		First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.31		Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.32		Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.33		Insperity, Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2017).
10.34	*	First Amendment to the Insperity Inc. 2012 Incentive Plan, as amended and restated.
10.35		Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.36	†	Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.37	†	Form of Participant Agreement under the Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.38	(+)
Minimum Premium Financial Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

Insperity	59	2019 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.39	(+)
Minimum Premium Administrative Services Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.40	(+)
Amendment to Minimum Premium Financial Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.41	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc., and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2007).

10.42	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.43	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.44	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2008, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.45	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.46	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.47	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.48	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.49	(+)
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.50	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2016, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2016).

10.51	(+)
Letter of Agreement dated May 3, 2018 by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2018).

10.52	(+)
Amendment to Minimum Premium Administrative Services Agreement (as previously amended effective January 1, 2016) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.53	(+)
Amendment to Minimum Premium Financial Agreement (as previously amended effective January 1, 2017) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

Insperity	60	2019 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.54		Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
10.55
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

10.56
Standard Form of Agreement Between Owner and Contractor dated February 8, 2019 between Insperity Service, L.P. and David E. Harvey Builders, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

21.1	*	Subsidiaries of Insperity, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Powers of Attorney.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	XBRL Taxonomy Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

	*	Filed herewith.
	**	Furnished with this report.
	†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(+)
Certain portions of the exhibit have been omitted pursuant to an order granting confidential treatment or Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive hard to the Company if publicly disclosed.

ITEM 16.  FORM 10-K SUMMARY.
None.

Insperity	61	2019 Form 10-K

SIGNATURES

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 11, 2020.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Insperity	62	2019 Form 10-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 11, 2020:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Timothy Clifford

*	Director
Carol R. Kaufman

*	Director
John L. Lumelleau

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Latha Ramchand

*	Director
Richard G. Rawson

*	Director
Austin P. Young

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

Insperity	63	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC.

Insperity	F-1	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019 the Company changed its method of accounting for leases due to the modified retrospective adoption of ASU No. 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Insperity	F-2	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Estimation of the Cost of Incurred Health Insurance Claims

Description of the Matter
As discussed in Note 1 of the consolidated financial statements under “Health Insurance Costs”, the Company provides the majority of its health insurance coverage to its worksite employees through a fully insured health insurance policy with UnitedHealthcare (“United”). While the policy with United is a fully-insured plan, as a result of certain contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model. Accordingly, the Company records the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees as benefits expense, which is a component of direct costs. The estimated incurred claims under the Company’s United insurance policy are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.
Auditing management’s estimation of the cost of incurred health insurance claims was subjective and judgmental due to the significant estimation required in determining the medical and pharmacy completion rates. Estimating actual claims incurred is subjective due to the large number of plan participants and the possibility that the number, magnitude, nature, and the timing of processing of current period claims may not be comparable to historical results experienced by the Company.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the estimation process, including, among others, controls over the completeness and accuracy of the data used to estimate the cost of incurred health insurance claims and the review and approval processes that management has in place for the assumptions applied and the calculation of the cost of incurred health insurance claims.
With the support of our actuarial specialists, we performed an independent assessment of the estimated cost of incurred health insurance claims. Our audit procedures included, among others, assessing (i) the Company’s health insurance cost estimation methodologies, (ii) significant assumptions used to develop the medical and pharmacy completion rates, which includes the incurred but not reported component, (iii) the accuracy and completeness of the claims processed and the number of plan participants used in the Company’s computation, as well as (iv) the historical accuracy of management’s estimates of the cost of incurred health insurance claims. Our testing of the medical and pharmacy completion rate assumptions included comparing the completion rate assumptions used by management to the completion rates experienced in historical periods and assessing whether contrary evidence exists with respect to the completion rate assumptions utilized by the Company to estimate the cost of incurred health insurance claims. We compared the Company’s estimate to a range developed by our actuarial specialists based on independently selected assumptions and historical data.

Insperity	F-3	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Estimation of the Cost of Incurred Workers’ Compensation Claims and Related Liability

Description of the Matter
As discussed in Note 1 of the consolidated financial statements under “Workers’ Compensation Costs”, the Company provides workers’ compensation insurance, including ongoing health care and indemnity coverage, to its worksite employees whereby claims are paid over numerous years following the date of injury. Under the Company’s insurance program, the Company has financial responsibility for a significant portion of the workers’ compensation claims. Accordingly, the accrual related to incurred costs includes estimates that take into account the ongoing development of claims and therefore requires a significant level of judgment. The estimated accrued claims are based on (i) the loss development rate which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, (ii) an estimate of future cost trends, and (iii) discount rates which correspond to the weighted average estimated claim payout period.
Auditing management’s estimation of the cost of incurred workers’ compensation claims was subjective due to the significant estimation required in determining the loss development rate and future cost trends. These assumptions have a significant effect on the valuation of the liability.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the estimation process, including, among others, controls over the completeness and accuracy of data used to estimate the cost of incurred workers’ compensation claims and the review and approval processes that management has in place for the assumptions applied and the calculation of the cost of incurred workers’ compensation claims.
With the support of our actuarial specialists, we performed an independent assessment of the estimated cost of workers’ compensation claims incurred and the related liability. Our audit procedures included, among others, assessing (i) the Company’s workers’ compensation reserve methodologies, (ii) significant assumptions used to develop the loss development rate, as well as (iii) the historical accuracy of management’s estimates of the cost of incurred workers’ compensation claims. Our audit procedures included testing the completeness and accuracy of the underlying claims and payroll data provided to management's third-party actuaries and reviewing the Company's insurance contracts to assess the Company's self-insured retentions, deductibles, and coverage limits. Furthermore, we involved our actuarial specialists to assist in our evaluation of the methodologies utilized by management's third-party actuaries in developing the reserves recorded by the Company. We compared the Company's reserved amount to a range developed by our actuarial specialists based on historical loss data and independently selected assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1991.

Houston, Texas
February 11, 2020

Insperity	F-4	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

Insperity	F-5	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Insperity, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 11, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Houston, Texas
February 11, 2020

Insperity	F-6	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC. — CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$367,342	$326,773
Restricted cash	49,295	42,227
Marketable securities	34,728	60,781
Accounts receivable, net	465,779	400,623
Prepaid insurance	10,418	8,411
Other current assets	43,493	27,721
Income taxes receivable	3,691	—
Total current assets	974,746	866,536
Property and equipment, net	147,706	117,213
Right-of-use leased assets	56,886	—
Deposits and prepaid health insurance	193,013	181,674
Goodwill and other intangible assets, net	12,714	12,726
Deferred income taxes, net	3,956	8,816
Other assets	5,975	4,851
Total assets	$1,394,996	$1,191,816

Liabilities and stockholders’ equity
Accounts payable	$4,565	$10,622
Payroll taxes and other payroll deductions payable	277,248	261,166
Accrued worksite employee payroll cost	401,859	329,979
Accrued health insurance costs	21,180	35,153
Accrued workers’ compensation costs	52,868	45,818
Accrued corporate payroll and commissions	52,612	60,704
Other accrued liabilities	58,713	28,890
Total current liabilities	869,045	772,332
Accrued workers’ compensation costs	193,609	187,412
Long-term debt	269,400	144,400
Operating lease liabilities, net of current	58,863	—
Other accrued liabilities, net of current	—	9,996
Total noncurrent liabilities	521,872	341,808
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 per share par value; 20,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 120,000 shares authorized; 55,489 shares issued and outstanding)	555	555
Additional paid-in capital	48,141	36,752
Treasury stock, at cost (16,117 and 14,555 shares held in treasury)	(544,102)	(357,569)
Accumulated other comprehensive income, net of tax	12	(9)
Retained earnings	499,473	397,947
Total stockholders’ equity	4,079	77,676
Total liabilities and stockholders’ equity	$1,394,996	$1,191,816
See accompanying notes.

Insperity	F-7	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC. — CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017

Revenues(1)	$4,314,804	$3,828,549	$3,300,223
Payroll taxes, benefits and workers’ compensation costs	3,581,870	3,146,640	2,727,492
Gross profit	732,934	681,909	572,731
Salaries, wages and payroll taxes	317,124	301,027	259,531
Stock-based compensation	23,993	20,425	24,345
Commissions	31,420	28,957	22,773
Advertising	21,603	18,554	16,686
General and administrative expenses	123,438	111,068	101,273
Depreciation and amortization	28,723	22,842	18,182
Total operating expenses	546,301	502,873	442,790
Operating income	186,633	179,036	129,941
Other income (expense):
Interest income	10,657	7,992	3,413
Interest expense	(7,647)	(4,668)	(3,213)
Income before income tax expense	189,643	182,360	130,141
Income tax expense	38,544	46,947	45,739
Net income	$151,099	$135,413	$84,402
Less distributed and undistributed earnings allocated to participating securities	(1,759)	(1,875)	(1,517)
Net income allocated to common shares	$149,340	$133,538	$82,885

Net income per share of common stock
Basic	$3.72	$3.24	$2.02
Diluted	$3.70	$3.22	$2.01
____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017

Gross billings	$27,212,010	$23,830,731	$20,173,812
Less: WSEE payroll cost	22,897,206	20,002,182	16,873,589
Revenues	$4,314,804	$3,828,549	$3,300,223

See accompanying notes.

Insperity	F-8	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC. — CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2019	2018	2017

Net income	$151,099	$135,413	$84,402
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	21	(4)	(2)
Comprehensive income	$151,120	$135,409	$84,400
See accompanying notes.

Insperity	F-9	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC. — CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock Issued		Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2016	55,489	$555	$8,962	$(227,152)	$(3)	$278,163	$60,525
Purchase of treasury stock, at cost	—	—	—	(38,735)	—	—	(38,735)
Stock-based compensation expense	—	—	15,508	8,837	—	—	24,345
Other	—	—	867	687	—	—	1,554
Dividends paid	—	—	—	—	—	(65,768)	(65,768)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(2)	—	(2)
Net income	—	—	—	—	—	84,402	84,402
Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$(5)	$296,797	$66,321
Purchase of treasury stock, at cost	—	—	—	(113,327)	—	—	(113,327)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	—	(855)	—
Stock-based compensation expense	—	—	15,460	4,965	—	—	20,425
Other	—	—	1,719	537	—	—	2,256
Dividends paid	—	—	—	—	—	(33,408)	(33,408)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	135,413	135,413
Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$(9)	$397,947	$77,676
Purchase of treasury stock, at cost	—	—	—	(203,043)	—	—	(203,043)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	—	(951)	—
Stock-based compensation expense	—	—	16,899	7,094	—	—	23,993
Other	—	—	2,185	770	—	—	2,955
Dividends paid	—	—	—	—	—	(48,622)	(48,622)
Unrealized gain on marketable securities, net of tax	—	—	—	—	21	—	21
Net income	—	—	—	—	—	151,099	151,099
Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$12	$499,473	$4,079
See accompanying notes.

Insperity	F-10	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017

Cash flows from operating activities
Net income	$151,099	$135,413	$84,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,723	22,842	18,182
Amortization of marketable securities	(486)	137	80
Stock-based compensation	23,993	20,425	24,345
Deferred income taxes	4,860	(4,533)	9,742
Changes in operating assets and liabilities:
Accounts receivable	(65,156)	(66,642)	(63,697)
Prepaid insurance	(2,007)	2,371	4,259
Other current assets	(15,772)	(730)	(7,465)
Other assets	(3,023)	(2,005)	(2,496)
Accounts payable	(6,057)	4,175	2,258
Payroll taxes and other payroll deductions payable	16,082	(42,081)	55,481
Accrued worksite employee payroll expense	71,880	62,577	52,188
Accrued health insurance costs	(13,973)	9,078	(285)
Accrued workers’ compensation costs	13,247	23,763	23,945
Accrued corporate payroll, commissions and other accrued liabilities	6,359	8,941	17,138
Income taxes payable/receivable	(4,616)	10,749	(4,875)
Total adjustments	54,054	49,067	128,800
Net cash provided by operating activities	205,153	184,480	213,202

Cash flows from investing activities
Marketable securities:
Purchases	(110,131)	(87,887)	(1,752)
Proceeds from maturities	108,380	12,625	1,561
Proceeds from dispositions	28,313	16,299	—
Property and equipment:
Purchases	(56,307)	(35,328)	(33,337)
Proceeds from dispositions	21	151	278
Net cash used in investing activities	(29,724)	(94,140)	(33,250)

Cash flows from financing activities
Purchase of treasury stock	$(203,043)	$(113,327)	$(38,735)
Dividends paid	(48,622)	(33,408)	(65,768)
Borrowings under long-term debt agreement	125,000	40,000	—
Other	8,312	2,257	1,554
Net cash used in financing activities	(118,353)	(104,478)	(102,949)
Net increase (decrease) in cash and cash equivalents	57,076	(14,138)	77,003
Cash, cash equivalents and restricted cash at beginning of year	535,474	549,612	472,609
Cash, cash equivalents and restricted cash at end of year	$592,550	$535,474	$549,612

Insperity	F-11	2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
(in thousands)	2019	2018	2017

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$326,773	$354,260	$286,034
Restricted cash	42,227	41,137	42,637
Deposits - workers’ compensation	166,474	154,215	143,938
Cash, cash equivalents and restricted cash beginning of year	$535,474	$549,612	$472,609

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$367,342	$326,773	$354,260
Restricted cash	49,295	42,227	41,137
Deposits - workers’ compensation	175,913	166,474	154,215
Cash, cash equivalents and restricted cash end of year	$592,550	$535,474	$549,612

Supplemental disclosures of cash flow information
Income taxes, net	$38,299	$40,730	$40,872
Cash paid for interest	$7,421	$4,006	$3,257
ROU assets obtained in exchange for lease obligations	$24,474	$—	$—

See accompanying notes.

Insperity	F-12	2019 Form 10-K

Notes to the Consolidated Financial Statements

1.	Accounting Policies
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
Revenue and Direct Cost Recognition
On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective approach. Under this method, the guidance is applied only to the most current period presented in the financial statements. ASU No. 2014-09 outlines a single comprehensive revenue recognition model for revenue arising from contracts with customers and superseded most of the previous revenue recognition guidance, including industry-specific guidance. Under ASU No. 2014-09, an entity recognizes revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Our revenue recognition policies remained substantially unchanged as a result of the adoption of ASU No. 2014-09 and we did not have any significant changes in our business processes or systems.

Insperity	F-13	2019 Form 10-K

Notes to the Consolidated Financial Statements

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
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Northeast	$1,135,771	$996,541	$854,629
Southeast	499,201	447,584	379,874
Central	743,514	637,779	543,486
Southwest	1,001,845	895,243	767,207
West	880,434	797,942	702,619
	4,260,765	3,775,089	3,247,815
Other revenue	54,039	53,460	52,408
Total revenue	$4,314,804	$3,828,549	$3,300,223

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
Segment Reporting
We operate one reportable segment under Accounting Standards Codification (“ASC”) 280, Segment Reporting.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Insperity, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Insperity	F-14	2019 Form 10-K

Notes to the Consolidated Financial Statements

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
We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2019 and 2018, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2019	December 31, 2018

Land	$6,215	$6,215
Buildings and improvements	119,635	112,308
Computer hardware and software	123,232	115,259
Software development costs	85,252	71,332
Furniture, fixtures and other	48,082	45,694
Construction in progress	20,885	—
	403,301	350,808
Accumulated depreciation and amortization	(255,595)	(233,595)
Total property and equipment, net	$147,706	$117,213

Insperity	F-15	2019 Form 10-K

Notes to the Consolidated Financial Statements

The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

	Useful Life
Buildings and improvements	5	—	30	years
Computer hardware and software	2	—	5	years
Software development costs	3	—	3	years
Furniture, fixtures and other	5	—	7	years

Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $7.8 million, $6.0 million and $4.1 million in amortization of capitalized computer software costs in 2019, 2018 and 2017, respectively. Unamortized software development costs were $25.8 million and $19.6 million in 2019 and 2018, respectively.
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
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter, the collection of lease guidance is referred to as “ASC 842.”
On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method. Results for the reporting period beginning January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historical accounting under ASC 840, Leases. Upon adoption of ASC 842, we increased our total assets and liabilities due to the recording of operating lease ROU assets and operating lease liabilities of approximately $50.8 million and $63.7 million, respectively, as of January 1, 2019. These increases did not have a material impact on our results of operations or cash flows.
For all leases that commenced before the effective date of ASC 842, we elected to apply the permitted “practical expedients” to not reassess the following: (1) whether any expired or existing contracts contain leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any existing leases.
We determine if an arrangement is a lease at inception of a contract. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component related to our other operating facilities. Please read Note 11, “Leases,” for additional information.
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is

Insperity	F-16	2019 Form 10-K

Notes to the Consolidated Financial Statements

more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2019, 2018 or 2017.
At December 31, 2019 and 2018, we had an aggregate carrying amount of goodwill acquired of $21.2 million, which has been reduced by cumulative impairment charges of $8.5 million. Accordingly, our goodwill balance at December 31, 2019 and 2018 was $12.7 million.
Health Insurance Costs
We provide group health insurance coverage to our WSEEs in our PEO HR Outsourcing solutions through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.
The policy with United provides approximately 87% of our health insurance coverage. While the policy with United is a fully-insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million as of December 31, 2019, and is reported as a long-term asset. As of December 31, 2019, Plan Costs were less than the net premiums paid and owed to United by $2.6 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $6.4 million difference is also included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at December 31, 2019, were $9.3 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred included an increase of $2.3 million in 2019, a reduction of $1.3 million in 2018 and an increase of $1.2 million in 2017 for changes in estimated run-off related to prior periods.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Outsourcing solutions has been provided through an arrangement with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”) since 2007. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program, for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels. Effective for claims incurred on or after October 1, 2019, we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.
Because we bear the financial responsibility for claims up to the levels noted above, such claims, which are the primary component of our workers’ compensation costs, are recorded in the period incurred. Workers’ compensation insurance includes ongoing health care and indemnity coverage whereby claims are paid over numerous years following the date of

Insperity	F-17	2019 Form 10-K

Notes to the Consolidated Financial Statements

injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2019, 2018 and 2017, we reduced accrued workers’ compensation costs by $31.7 million, $18.8 million and $16.3 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 1.9% in 2019 and 2.6% in 2018) are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in thousands)	2019	2018

Beginning balance	$229,639	$207,630
Accrued claims	63,538	72,066
Present value discount	(4,629)	(7,829)
Paid claims	(45,644)	(42,228)
Ending balance	$242,904	$229,639

Current portion of accrued claims	$49,295	$42,227
Long-term portion of accrued claims	193,609	187,412
Total accrued claims	$242,904	$229,639

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at December 31, 2019 and 2018 includes $3.6 million and $3.6 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $262.9 million as of December 31, 2019 and $247.4 million as of December 31, 2018.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2019, we received $18.8 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2019, we had restricted cash of $49.3 million and deposits of $175.9 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in noncurrent liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2019, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Insperity	F-18	2019 Form 10-K

Notes to the Consolidated Financial Statements

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
Our Insperity Long-Term Incentive Program (the “LTIP”) provides for performance based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. Each performance unit represents the right to receive one common share at a future date based on our performance against certain targets. Performance units have a vesting schedule of three years. Commencing in 2016, a portion of the LTIP grant to employees was considered a market-based performance award that cliff vests at the end of three years assuming continued employment and achievement of market-based performance goals. The fair value of each performance unit is the market price of our common stock on the date of grant. The fair value of each market-based performance unit was determined through use of the Monte Carlo simulation method. The compensation expense for such awards is recognized on a straight line basis over the vesting term. Over the performance period the number of shares expected to be issued is adjusted upward or downward based on the probability of achievement of the performance target.
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2019, 2018 and 2017. Matching contributions under the Corporate Plan are immediately vested. During 2019, 2018 and 2017, we made matching contributions on behalf of corporate employees to the Corporate Plan of $11.4 million, $10.3 million and $8.7 million, respectively, and is included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2019, 2018 and 2017, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $198.2 million, $165.5 million and $129.0 million, respectively.
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
Reclassifications
Certain immaterial prior year amounts have been reclassified to conform to the 2019 presentation.
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The new standard defines a current expected credit loss model which requires us to measure all expected credit loss for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance is effective for interim periods and fiscal years beginning after December 15, 2019. We do not expect the new standard to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard requires a customer in a cloud computing arrangement that is a service contract to follow the

Insperity	F-19	2019 Form 10-K

Notes to the Consolidated Financial Statements

internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets. The guidance is effective for fiscal years beginning after December 15, 2019. We do not expect the new standard to have a material impact on our consolidated financial statements.

2.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2019			2018
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$349,857	$—	$349,857	$311,158	$—	$311,158
Investments holdings	13,218	34,728	47,946	16,711	60,781	77,492
Cash in demand accounts	36,521	—	36,521	33,207	—	33,207
Outstanding checks	(32,254)	—	(32,254)	(34,303)	—	(34,303)
Total	$367,342	$34,728	$402,070	$326,773	$60,781	$387,554

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash balance as of December 31, 2019 and December 31, 2018, are $234.6 million and $224.5 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $59.6 million and $34.2 million, respectively, in client prepayments.

3.	Fair Value Measurements
We account for our financial assets in accordance with ASC 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following tables summarize the levels of fair value measurements of our financial assets:

	December 31, 2019			December 31, 2018
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$363,075	$363,075	$—	$325,819	$325,819	$—
U.S. Treasury bills	34,728	34,728	—	52,197	52,197	—
Municipal bonds	—	—	—	10,634	—	10,634
Total	$397,803	$397,803	$—	$388,650	$378,016	$10,634
The municipal bond securities valued as Level 2 investments are primarily pre-refunded municipal bonds that are secured by escrow funds containing U.S. Government securities. Our valuation techniques used to measure fair value for these securities during the period consisted primarily of third-party pricing services that utilized actual market data such as trades

Insperity	F-20	2019 Form 10-K

Notes to the Consolidated Financial Statements

of comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs.
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2019
U.S. Treasury bills	$34,716	$13	$(1)	$34,728

December 31, 2018
U.S. Treasury bills	$50,150	$—	$(3)	$50,147
Municipal bonds	10,640	1	(7)	10,634

As of December 31, 2019, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.
At December 31, 2019, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, "Long-Term Debt," for additional information.

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in thousands)	2019	2018

Trade, net	$12,731	$10,015
Unbilled	448,088	385,567
Other	4,960	5,041
Accounts receivable, net	$465,779	$400,623

Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $0.9 million and $1.0 million as of December 31, 2019 and 2018, respectively. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
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

Insperity	F-21	2019 Form 10-K

Notes to the Consolidated Financial Statements

	December 31,
(in thousands)	2019	2018

Accrued worksite employee payroll cost	$401,859	$329,979
Unbilled revenues	105,841	89,765
Customer prepayments	(59,612)	(34,177)
Unbilled accounts receivable	$448,088	$385,567

5.	Deposits and prepaid health insurance
Deposits and prepaid health insurance consisted of the following:

	December 31,
(in thousands)	2019	2018

Prepaid health insurance	$9,000	$9,000
Deposits – health insurance	8,100	6,200
Deposits – workers’ compensation	175,913	166,474
Deposits and prepaid health insurance	$193,013	$181,674

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs and workers’ compensation costs.

6.	Long-Term Debt
We have a revolving credit facility which is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. In September 2019, the revolving credit facility was increased from $350 million to $500 million (the “Facility”). Borrowings may be increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In addition, as of December 31, 2019, we had an outstanding $1.0 million letter of credit issued under the Facility. As of December 31, 2019, our outstanding balance on the Facility was $269.4 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate during 2019 was 3.8%. Interest expense and unused commitment fees are recorded in other income (expense). Upon the discontinuation of LIBOR, the Facility provides that we and the agent will negotiate in good faith to amend the agreement to address such discontinuation and to place the parties in substantially the same economic position.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2019.

Insperity	F-22	2019 Form 10-K

Notes to the Consolidated Financial Statements

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2019	2018

Deferred tax liabilities
Prepaid assets	$(4,252)	$(3,306)
Depreciation	(4,564)	(3,918)
Software development costs	(6,475)	(4,950)
Tenant improvements	(3,209)	—
Right-of-use leased assets	(15,949)	—
Intangibles	(955)	(474)
Total deferred tax liabilities	(35,404)	(12,648)

Deferred tax assets
Accrued incentive compensation	5,946	8,612
Net operating loss carryforward	632	709
Workers’ compensation accruals	5,404	4,739
Accrued rent	1,223	918
Stock-based compensation	6,712	6,183
Operating lease liabilities	19,158	—
Minority investment impairment	673	676
Other	287	305
Total deferred tax assets	40,035	22,142
Valuation allowance	(675)	(678)
Total net deferred tax assets	39,360	21,464

Net deferred tax assets	$3,956	$8,816

The components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Current income tax expense
Federal	$27,385	$40,347	$30,009
State	6,299	11,133	5,988
Total current income tax expense	33,684	51,480	35,997

Deferred income tax (benefit) expense
Federal	4,016	(3,398)	9,549
State	844	(1,135)	193
Total deferred income tax (benefit) expense	4,860	(4,533)	9,742
Total income tax expense	$38,544	$46,947	$45,739

Insperity	F-23	2019 Form 10-K

Notes to the Consolidated Financial Statements

In 2016, we prospectively adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We recognized an income tax benefit of $14.6 million in 2019, $3.9 million in 2018 and $6.8 million in 2017 related to excess tax benefits from the vesting of long-term incentive awards and restricted stock awards.
The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Expected income tax expense at 21%, 21% and 35%, respectively	$39,825	$38,296	$45,549
State income taxes, net of federal benefit	5,821	7,660	4,085
Nondeductible expenses	5,959	4,831	2,649
Section 199 benefits	—	—	(875)
Equity compensation	(12,120)	(2,737)	(6,218)
Research and development credit	(1,069)	(856)	(634)
Disaster employee retention credit	—	—	(669)
Enactment of the 2017 Tax Reform Act	—	—	2,559
Other, net	128	(247)	(707)
Reported total income tax expense	$38,544	$46,947	$45,739

At December 31, 2019, we have net operating loss carryforwards totaling $2.5 million that expire from 2023 to 2030 related to an acquisition that occurred in 2010.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, 2018 and 2017, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the Internal Revenue Service of the United States. The tax years 2015 through 2018 remain open to examination by various state tax authorities.

8.	Stockholders’ Equity
Two-for-One Stock Split
On December 18, 2017, we effected a two-for-one stock split in the form of a 100% stock dividend. Share and per share amounts for 2017 presented in these financial statements have been retroactively restated to reflect this change in our capital structure.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. We repurchased 1,897,322 shares under the Repurchase Program during 2019. In addition, 227,208 shares were withheld during 2019 to satisfy minimum tax withholding obligations for the vesting of long-term incentive and restricted stock awards, which are not subject to the Repurchase Program. In 2019, the Board authorized an increase of 700,000 shares that may be repurchased under the Repurchase Program. During 2018, we repurchased 1,066,409 shares under the Repurchase Program and 132,021 shares were withheld to satisfy minimum tax withholding obligations for the vesting of long-term incentive and restricted stock awards. At December 31, 2019, we were authorized to repurchase an additional 413,833 shares under the Repurchase Program. Shares repurchased under the Repurchase Program are recorded in treasury.

Insperity	F-24	2019 Form 10-K

Notes to the Consolidated Financial Statements

Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2019	2018

First quarter	$0.30	$0.20
Second quarter	0.30	0.20
Third quarter	0.30	0.20
Fourth quarter	0.30	0.20

During 2019 and 2018, we paid a total of $48.6 million and $33.4 million, respectively, in dividends.
Preferred Stock
At December 31, 2019, 20 million shares of preferred stock were authorized.

9.	Incentive Plans
The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries. The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted. The Incentive Plans are administered by the Compensation Committee of the Board (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the Incentive Plans. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. At December 31, 2019, 2,615,253 shares of common stock were available for future grants under the 2012 Incentive Plan. The 2001 Incentive Plan only has outstanding nonqualified stock options. The 2012 Incentive Plan permits stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purpose of the Incentive Plan generally is to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.
We also maintain the Insperity, Inc. LTIP under the 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2017, 2018 and 2019.
We recognized $24.0 million, $20.4 million and $24.3 million of compensation expense associated with the restricted stock and the LTIP awards in 2019, 2018 and 2017, respectively. Included in 2017, is $2.3 million of stock-based compensation associated with the acceleration of restricted stock awards from the first quarter of 2018 to December 2017 in order to maximize our tax deduction, which would have been limited under the 2017 Tax Reform Act. We recognized $4.9 million, $5.3 million and $8.5 million of tax benefits associated with stock-based compensation in 2019, 2018 and 2017, respectively.

Insperity	F-25	2019 Form 10-K

Notes to the Consolidated Financial Statements

Restricted Stock Awards
Restricted common shares, under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, three years to five years for our shares currently outstanding. The total fair value of shares vested during the years ended December 31, 2019, 2018, and 2017 was $39.7 million, $1.2 million and $46.0 million, respectively. The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017 was $124.04, $65.98 and $42.15, respectively. As of December 31, 2019, unrecognized compensation expense associated with the unvested shares outstanding was $23.9 million and is expected to be recognized over a weighted average period of 22 months.
The following is a summary of restricted stock award activity for 2019:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Non-vested - December 31, 2018	582	$49.48
Granted	200	124.04
Vested	(320)	43.75
Canceled	(19)	77.83
Non-vested - December 31, 2019	443	$86.10

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
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2019:

	Number of Performance Units (in thousands)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2018	426	$46.35
Granted	59	139.71
Vested	(207)	29.57
Canceled	(6)	61.47
Unvested at December 31, 2019	272	$79.95

The determination of achievement results and corresponding vesting of the 2016 LTIP awards occurred in February 2019 resulting in the recipients receiving approximately 352,000 shares of common stock with a fair value $45.1 million. As of December 31, 2019, we estimate that approximately 211,000, 130,000 and 21,000 shares will vest with $0.3 million, $3.2 million and $1.9 million in unamortized compensation expense related to the 2017, 2018 and 2019 LTIP grants, respectively.

Insperity	F-26	2019 Form 10-K

Notes to the Consolidated Financial Statements

Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 29,000, 30,000 and 38,000 shares were issued from treasury under the ESPP during fiscal years 2019, 2018 and 2017, respectively.

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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year Ended December 31,
(in thousands)	2019	2018	2017

Net income	$151,099	$135,413	$84,402
Less distributed and undistributed earnings allocated to participating securities	(1,759)	(1,875)	(1,517)
Net income allocated to common shares	$149,340	$133,538	$82,885

Weighted average common shares outstanding	40,186	41,217	41,067
Incremental shares from assumed LTIP awards and conversions of common stock options	166	289	204
Adjusted weighted average common shares outstanding	40,352	41,506	41,271

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	—	—

11.	Leases
In 2019, we adopted ASU No. 2016-02, Leases (Topic 842). We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for 2019, 2018 and 2017 were $15.9 million, $15.4 million and $15.4 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Operations. During 2019, cash paid for amounts included in the measurement of operating lease liabilities was $17.1 million.

Insperity	F-27	2019 Form 10-K

Notes to the Consolidated Financial Statements

The following table presents the lease balances within our Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Consolidated Balance Sheets	December 31, 2019

Operating lease ROU assets	Right-of-use leased assets	$56,886

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$15,143
Long-term operating lease liabilities	Operating lease liabilities, net of current	58,863
Total operating lease liabilities		$74,006
Less:
Landlord funded tenant improvements		$12,397
Deferred rent		4,723
Operating lease ROU assets		$56,886

Weighted average remaining lease term (years)		6
Weighted average discount rate		4.5%

The following presents the maturity of our operating leases liabilities as of December 31, 2019:

(in thousands)	Operating Leases

2020	$18,087
2021	15,611
2022	14,206
2023	11,682
2024	8,952
Thereafter	15,758
Total remaining obligation	84,296
Less imputed interest	10,290
Present value of lease liabilities	$74,006
As of December 31, 2019, we have additional operating leases that have not yet commenced of $16.1 million with lease terms ranging from 4 years to 8 years.

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of, advertising commitments and service contracts. At December 31, 2019, future purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2020	$79,562	(1)
2021	16,994
2022	8,234
2023	3,188
2024	1,295
Thereafter	678
Total obligations	$109,951
____________________________________

(1)	Includes $56.5 million related to the construction of a new facility on our corporate campus.

Insperity	F-28	2019 Form 10-K

Notes to the Consolidated Financial Statements

Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and a third-party who served as the discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The court certified a class defined as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” The court dismissed the breach of fiduciary duty claims relating to the selection of an Insperity subsidiary to serve as the recordkeeper of the Plan. On March 28, 2019, the court partially granted Insperity’s motion for summary judgment, resulting in the dismissal of the claims concerning allegations of excessive recordkeeping fees. The court has denied plaintiffs’ request for a jury trial and has set a bench trial for March 2, 2020. With respect to plaintiffs’ remaining claims, plaintiffs allege damages up to $146.0 million against all defendants. We believe we have meritorious defenses, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.
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

13.	Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31

2019
Revenues	$1,153,010	$1,043,316	$1,043,388	$1,075,090
Gross profit	226,717	173,735	170,546	161,936
Operating income	85,461	38,720	34,733	27,719
Net income	76,289	28,556	25,859	20,395
Basic net income per share	1.86	0.69	0.64	0.51
Diluted net income per share	1.85	0.69	0.63	0.51

2018
Revenues	$1,014,372	$922,295	$925,126	$966,756
Gross profit	199,720	154,544	166,054	161,591
Operating income	64,703	33,581	48,133	32,619
Net income	49,991	24,560	36,207	24,655
Basic net income per share	1.20	0.59	0.86	0.59
Diluted net income per share	1.18	0.58	0.86	0.59

Insperity	F-29	2019 Form 10-K