Form 10-Q
period 2020-03-31
INSPERITY, INC.
filed 2020-05-05
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of April 27, 2020, 38,766,043 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2020	December 31, 2019

Assets
Cash and cash equivalents	$404,728	$367,342
Restricted cash	48,349	49,295
Marketable securities	19,508	34,728
Accounts receivable, net	520,745	465,779
Prepaid insurance	45,525	10,418
Other current assets	40,425	43,493
Income taxes receivable	—	3,691
Total current assets	1,079,280	974,746
Property and equipment, net of accumulated depreciation	160,297	147,706
Right-of-use leased assets	58,461	56,886
Prepaid health insurance	9,000	9,000
Deposits – health insurance	8,100	8,100
Deposits – workers’ compensation	188,549	175,913
Goodwill and other intangible assets, net	12,711	12,714
Deferred income taxes, net	—	3,956
Other assets	6,010	5,975
Total assets	$1,522,408	$1,394,996

Liabilities and stockholders’ equity (deficit)
Accounts payable	$6,240	$4,565
Payroll taxes and other payroll deductions payable	268,245	277,248
Accrued worksite employee payroll cost	436,764	401,859
Accrued health insurance costs	46,841	21,180
Accrued workers’ compensation costs	52,311	52,868
Accrued corporate payroll and commissions	21,610	52,612
Other accrued liabilities	51,729	58,713
Income taxes payable	4,718	—
Total current liabilities	888,458	869,045
Accrued workers’ compensation cost, net of current	197,633	193,609
Long-term debt	369,400	269,400
Operating lease liabilities, net of current	61,623	58,863
Deferred income taxes, net	8,604	—
Total noncurrent liabilities	637,260	521,872
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	46,327	48,141
Treasury stock, at cost	(595,487)	(544,102)
Retained earnings	545,295	499,485
Total stockholders’ equity (deficit)	(3,310)	4,079
Total liabilities and stockholders’ equity (deficit)	$1,522,408	$1,394,996
See accompanying notes.

Insperity | 2020 First Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019

Revenues(1)	$1,229,483	$1,153,010
Payroll taxes, benefits and workers’ compensation costs	995,461	926,293
Gross profit	234,022	226,717
Salaries, wages and payroll taxes	86,501	83,380
Stock-based compensation	6,552	6,040
Commissions	8,460	6,952
Advertising	4,833	5,031
General and administrative expenses	34,853	33,162
Depreciation and amortization	7,602	6,691
Total operating expenses	148,801	141,256
Operating income	85,221	85,461
Other income (expense):
Interest income	1,879	3,245
Interest expense	(2,362)	(1,681)
Income before income tax expense	84,738	87,025
Income tax expense	22,646	10,736
Net income	$62,092	$76,289
Less distributed and undistributed earnings allocated to participating securities	(462)	(1,031)
Net income allocated to common shares	$61,630	$75,258

Net income per share of common stock
Basic	$1.59	$1.86
Diluted	$1.58	$1.85
 ____________________________________

(1)	Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019

Gross billings	$7,436,754	$6,871,670
Less: WSEE payroll cost	6,207,271	5,718,660
Revenues	$1,229,483	$1,153,010

See accompanying notes.

Insperity | 2020 First Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2020	2019

Cash flows from operating activities
Net income	$62,092	$76,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,602	6,691
Stock-based compensation	6,552	6,040
Deferred income taxes	12,560	8,671
Changes in operating assets and liabilities:
Accounts receivable	(54,966)	(20,674)
Prepaid insurance	(35,107)	(16,517)
Other current assets	3,068	(8,893)
Other assets and ROU assets	3,403	(809)
Accounts payable	1,675	(2,768)
Payroll taxes and other payroll deductions payable	(9,003)	46,896
Accrued worksite employee payroll expense	34,905	33,883
Accrued health insurance costs	25,661	10,679
Accrued workers’ compensation costs	3,467	1,367
Accrued corporate payroll, commissions and other accrued liabilities	(46,531)	(23,656)
Income taxes payable/receivable	8,409	498
Total adjustments	(38,305)	41,408
Net cash provided by operating activities	23,787	117,697

Cash flows from investing activities
Marketable securities:
Purchases	(8,689)	(35,538)
Proceeds from dispositions	—	5,499
Proceeds from maturities	24,000	37,360
Property and equipment:
Purchases	(15,625)	(5,608)
Net cash provided by (used in) investing activities	(314)	1,713

Cash flows from financing activities
Purchase of treasury stock	(61,203)	(29,037)
Dividends paid	(15,557)	(12,386)
Borrowings under revolving line of credit	100,000	—
Other	2,363	1,085
Net cash provided by (used in) financing activities	25,603	(40,338)
Net increase in cash, cash equivalents and restricted cash	49,076	79,072
Cash, cash equivalents and restricted cash beginning of period	592,550	535,474
Cash, cash equivalents and restricted cash end of period	$641,626	$614,546

Insperity | 2020 First Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2020	2019

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$367,342	$326,773
Restricted cash	49,295	42,227
Deposits – workers’ compensation	175,913	166,474
Cash, cash equivalents and restricted cash beginning of period	$592,550	$535,474

Cash and cash equivalents	$404,728	$398,936
Restricted cash	48,349	44,705
Deposits – workers’ compensation	188,549	170,905
Cash, cash equivalents and restricted cash end of period	$641,626	$614,546

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$6,787	$3,140
See accompanying notes.

Insperity | 2020 First Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2020 and 2019

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$499,485	$4,079
Purchase of treasury stock, at cost	—	—	—	(61,203)	—	(61,203)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,088)	7,898	(810)	—
Stock-based compensation expense	—	—	4,893	1,659	—	6,552
Other	—	—	381	261	—	642
Dividends paid	—	—	—	—	(15,557)	(15,557)
Unrealized gain on marketable securities, net of tax	—	—	—	—	85	85
Net income	—	—	—	—	62,092	62,092
Balance at March 31, 2020	55,489	$555	$46,327	$(595,487)	$545,295	$(3,310)

Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$397,938	$77,676
Purchase of treasury stock, at cost	—	—	—	(29,037)	—	(29,037)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	(951)	—
Stock-based compensation expense	—	—	4,340	1,700	—	6,040
Other	—	—	436	163	—	599
Dividends paid	—	—	—	—	(12,386)	(12,386)
Unrealized gain on marketable securities, net of tax	—	—	—	—	13	13
Net income	—	—	—	—	76,289	76,289
Balance at March 31, 2019	55,489	$555	$33,833	$(376,097)	$460,903	$119,194

Insperity | 2020 First Quarter Form 10-Q	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2019. Our Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at March 31, 2020 and our Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019 and our Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2020 and 2019, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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
The policy with United provides approximately 87% of our health insurance coverage. While the policy with United is a fully-insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceeds $1 million. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting

Insperity | 2020 First Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at March 31, 2020, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of March 31, 2020, Plan Costs were less than the net premiums paid and owed to United by $36.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $27.8 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2020 were $40.7 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2020 included a reduction of $1.5 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first three months of 2019 included a reduction of $0.3 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2020 and 2019, we reduced accrued workers’ compensation costs by $10.1 million and $7.8 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2020 period was 1.0% and in the 2019 period was 2.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2020 First Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
(in thousands)	2020	2019

Beginning balance, January 1,	$242,904	$229,639
Accrued claims	14,339	15,787
Present value discount	(200)	(1,689)
Paid claims	(11,121)	(12,409)
Ending balance	$245,922	$231,328

Current portion of accrued claims	$48,289	$44,704
Long-term portion of accrued claims	197,633	186,624
Total accrued claims	$245,922	$231,328

The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at March 31, 2020 includes $4.0 million of workers’ compensation administrative fees.
As of March 31, 2020 and 2019, the undiscounted accrued workers’ compensation costs were $265.6 million and $250.2 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At March 31, 2020, we had restricted cash of $48.3 million and deposits – workers’ compensation of $188.5 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $509.3 million and $448.1 million at March 31, 2020 and December 31, 2019, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update (“ASU”) No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2020 First Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019	% Change

Northeast	$344,086	$310,945	10.7%
Southeast	140,678	129,906	8.3%
Central	211,302	195,753	7.9%
Southwest	272,130	269,832	0.9%
West	246,853	233,204	5.9%
	1,215,049	1,139,640	6.6%
Other revenue	14,434	13,370	8.0%
Total revenue	$1,229,483	$1,153,010	6.6%

Recently Adopted Accounting Standards
We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020 with no material impact. Under this standard, we estimate our reserves using information about past events, current conditions and risk characteristics of our customer when assessing risk associated with the collectability of accounts receivables, including unbilled accounts receivables. We require clients to pay invoices for service fees not later than the same day as the applicable payroll date.As such, we generally do not require collateral. As of March 31, 2020, allowance for bad debts was immaterial.

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2020			December 31, 2019
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$372,469	$—	$372,469	$349,857	$—	$349,857
Investment holdings	19,494	19,508	39,002	13,218	34,728	47,946
Cash in demand accounts	26,266	—	26,266	36,521	—	36,521
Outstanding checks	(13,501)	—	(13,501)	(32,254)	—	(32,254)
Total	$404,728	$19,508	$424,236	$367,342	$34,728	$402,070

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at March 31, 2020 and December 31, 2019 included $235.2 million and $234.6 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $22.1 million and $59.6 million, respectively, in client prepayments.

4.	Fair Value Measurements
We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 - quoted prices in active markets using identical assets

•	Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities,

Insperity | 2020 First Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

quoted prices in markets that are not active, or other observable inputs

•	Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	March 31, 2020			December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$387,263	$387,263	$—	$363,075	$363,075	$—
U.S. Treasury bills	18,060	18,060	—	34,728	34,728	—
Municipal bonds	6,148	—	6,148	—	—	—
Total	$411,471	$405,323	$6,148	$397,803	$397,803	$—

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2020
U.S. Treasury bills	$13,290	$70	$—	$13,360
Municipal bonds	6,122	26	—	6,148
Total	$19,412	$96	$—	$19,508

December 31, 2019
U.S. Treasury bills	$34,716	$13	$(1)	$34,728
Total	$34,716	$13	$(1)	$34,728

As of March 31, 2020, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$19,412	$19,508
One to five years	—	—
Total	$19,412	$19,508

Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of March 31, 2020, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

Insperity | 2020 First Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity of up to $500 million. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At March 31, 2020, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $129.6 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate for the period ended March 31, 2020 was 3.29%. Interest expense and unused commitment fees are recorded in other income (expense). Upon the discontinuation of LIBOR, the Facility provides that we and the agent will negotiate in good faith to amend the agreement to address such discontinuation and to place the parties in substantially the same economic position.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2020.

6.	Stockholders' Equity (Deficit)
During the first three months of 2020, we repurchased or withheld an aggregate of 878,305 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. In February 2020, the Board authorized an increase of 1,000,000 shares that may be repurchased under the Repurchase Program. During the three months ended March 31, 2020, 728,000 shares were repurchased under the Repurchase Program. As of March 31, 2020, we were authorized to repurchase an additional 685,833 shares under the Repurchase Program.
Withheld Shares
During the three months ended March 31, 2020, we withheld 150,305 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2020	2019

First quarter	$0.40	$0.30

During the three months ended March 31, 2020 and 2019, we paid dividends totaling $15.6 million and $12.4 million, respectively.

Insperity | 2020 First Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Incentive Plans
The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to our eligible employees and non-employee directors. The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted. Beginning with stock-based awards granted in 2020, employees who attain a minimum of age 62 and have provided 15 years or more of continuous service may continue to vest in awards following a qualifying retirement as defined under the 2012 Incentive Plan, as though he or she were still an employee, provided the grant date of the award is six-months or more before the employees last day of employment. For a termination following a qualifying retirement, time-vested awards will continue to vest in the normal course. For a termination following a qualifying retirement, performance-based awards with completed or in-process performance periods are adjusted for achievement of the performance criteria, prorated through the date of termination and paid in the normal course, while performance-based awards for performance periods that have not started are forfeited. Stock-based compensation expense related to time-vested and performance-based awards is accelerated for employees who meet the requirements for continued vesting.

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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
(in thousands)	2020	2019

Net income	$62,092	$76,289
Less distributed and undistributed earnings allocated to participating securities	(462)	(1,031)
Net income allocated to common shares	$61,630	$75,258

Weighted average common shares outstanding	38,802	40,508
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	266	142
Adjusted weighted average common shares outstanding	39,068	40,650

Insperity | 2020 First Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	Commitments and Contingencies
Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and a third-party who served as the discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The court certified a class defined as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” The court dismissed the breach of fiduciary duty claims relating to the selection of an Insperity subsidiary to serve as the recordkeeper of the Plan. On March 28, 2019, the court partially granted Insperity’s motion for summary judgment, resulting in the dismissal of the claims concerning allegations of excessive recordkeeping fees. The court denied plaintiffs’ request for a jury trial and set a bench trial, which was held from March 2, 2020 to March 13, 2020. The court has asked the parties to submit proposed findings of fact and conclusions of law by June 15, 2020, after which the court is expected to render its judgment. At trial, plaintiffs alleged damages up to approximately $146 million against all defendants. We believe we presented meritorious defenses, and we intend to continue to vigorously defend this litigation in the post-trial proceedings. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.
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

Insperity | 2020 First Quarter Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant reduction in U.S. economic activity. As the duration of which remains uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing remote working for all non-essential employees and providing extra sanitation of corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients to obtain government provided tax credits, tax deferrals and loans as well as to provide guidance to assist clients addressing the challenges faced by employers as a result of the pandemic.
The COVID-19 pandemic did not have a significant impact to our first quarter 2020 financial results due to the increased spread of, and related government and business responses to, the COVID-19 pandemic not occurring until late in the quarter. However, towards the end of the first quarter, we began to see clients deciding to begin layoffs and temporary leaves of absence, which would result in a decline in the number of worksite employees (“WSEEs”) starting in the second quarter of 2020. We paid 230,500 WSEEs in April 2020, which represents a 3.3% decline from our March 2020 paid WSEEs. Based on actions taken by our clients in April 2020, we expect this trend to continue at least into May 2020. As a result, we expect these reduced employment levels to have a negative impact on our financial results for the remainder of 2020. While healthcare costs were not impacted significantly in the first quarter of 2020 by the COVID-19 pandemic, we expect for the remainder of 2020 to incur increased costs for the testing and treatment of participants affected by the COVID-19 virus. We currently expect that we may also experience lower costs related to certain non-essential elective healthcare procedures that have been deferred or cancelled in response to governmental requirements or guidance related to shelter in place and similar orders, which would result in healthcare claim costs that are not reflective of our historical quarterly claim trends.
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic as well as additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. See Part II, Item 1A. “Risk Factors – The COVID-19 pandemic is adversely impacting our business. The impact of the COVID-19 pandemic may have, and a future outbreak of other highly infectious or contagious diseases could have, a material and adverse impact on our business, results of operations, financial condition and cash flows.”
2020 Highlights
First Quarter 2020 Compared to First Quarter 2019

•	Average number of WSEEs paid per month increased 5.5%

•	Net income and diluted earnings per share (“diluted EPS”) decreased 18.6% and 14.6%, to $62.1 million and $1.58, respectively

Insperity | 2020 First Quarter Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Adjusted EPS decreased 14.1% to $1.70

•	Adjusted EBITDA decreased 0.2% to $101.3 million
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended March 31,
	2020	2019	% Change

Financial data:
Revenues	$1,229,483	$1,153,010	6.6%
Gross profit	234,022	226,717	3.2%
Operating expenses	148,801	141,256	5.3%
Operating income	85,221	85,461	(0.3)%
Other income (expense)	(483)	1,564	(130.9)%
Net income	62,092	76,289	(18.6)%
Diluted EPS	1.58	1.85	(14.6)%

Non-GAAP financial measures(1):
Adjusted net income	$66,893	$81,584	(18.0)%
Adjusted EBITDA	101,254	101,437	(0.2)%
Adjusted EPS	1.70	1.98	(14.1)%

Average WSEEs paid	238,014	225,525	5.5%
Statistical data (per WSEE per month):
Revenues(2)	$1,722	$1,704	1.1%
Gross profit	328	335	(2.1)%
Operating expenses	208	209	(0.5)%
Operating income	119	126	(5.6)%
Net income	87	113	(23.0)%
 ____________________________________

(1)	Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended March 31,
(per WSEE per month)	2020	2019
Gross billings	$10,415	$10,157
Less: WSEE payroll cost	8,693	8,453
Revenues	$1,722	$1,704
New Accounting Pronouncements
Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – Recently Adopted Accounting Standards," for new accounting pronouncements information.

Insperity | 2020 First Quarter Form 10-Q	18

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

•
During the first quarter of 2020 (“Q1 2020”), the number of WSEEs paid from new client sales increased over the first quarter of 2019 (“Q1 2019”). However, net gains in our client base and client retention declined during Q1 2020 compared to Q1 2019.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2020 First Quarter Form 10-Q	19

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

Insperity | 2020 First Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue and
Year-over-Year Growth Percentage
(in thousands)
First Quarter 2020 Compared to First Quarter 2019
Our revenues for Q1 2020 were $1.2 billion, an increase of 6.6%, primarily due to the following:

•	Average WSEEs paid increased 5.5%.

•	Revenues per WSEE per month increased 1.1%, or $18.
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)

Insperity | 2020 First Quarter Form 10-Q	21

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

Insperity | 2020 First Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

First Quarter 2020 Compared to First Quarter 2019
Gross profit for Q1 2020 increased 3.2% to $234.0 million compared to $226.7 million in Q1 2019. Gross profit per WSEE per month for Q1 2020 decreased $7 to $328 compared to $335 in Q1 2019.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month increased $18 and $25, respectively. The net decrease in costs between Q1 2020 and Q1 2019 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $3.5 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

•
The cost of group health insurance and related employee benefits increased $32 per WSEE per month and increased 5.8% on a cost per covered employee basis due primarily to an increase in the number of large individual healthcare claimants in Q1 2020 over the low level in Q1 2019, in addition to our historical healthcare trends.

•	The percentage of WSEEs covered under our health insurance plans was 66.9% in Q1 2020 compared to 67.4% in Q1 2019.

Insperity | 2020 First Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Reported results include changes in estimated claims run-off related to prior periods which was a decrease in costs of $1.5 million, or $2 per WSEE per month, in Q1 2020 compared to a decrease in costs of $0.3 million, or flat on per WSEE per month basis, in Q1 2019.

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

•	Workers’ compensation costs increased 2.1%, but decreased $1 on a per WSEE per month basis, in Q1 2020 compared to Q1 2019.

•	As a percentage of non-bonus payroll cost, workers’ compensation costs in Q1 2020 were 0.39% compared to 0.42% in Q1 2019.

•
As a result of closing out claims at lower than expected costs, we recorded a reduction in workers’ compensation costs of $10.1 million, or 0.20% of non-bonus payroll costs, in Q1 2020 compared to a reduction of $7.8 million, or 0.17% of non-bonus payroll costs, in Q1 2019.

Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs

•
Payroll taxes increased 4.5% on an 8.5% increase in payroll costs, but decreased $7 on a per WSEE per month basis primarily due to lower FICA as a result of Internal Revenue Service self-employed owner tax reporting changes for PEOs and lower unemployment tax rates in 2020.

•	Payroll taxes as a percentage of payroll costs were 7.8% in Q1 2020 and 8.1% in Q1 2019.
Operating Expenses

•
Salaries, wages and payroll taxes — Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any additional incentive compensation.

•	Stock-based compensation — Our stock-based compensation relates to the recognition of non-cash compensation expense over the requisite service period of time-vested and performance-based awards.

•
Commissions — Commissions expense consists primarily of amounts paid to sales managers and business performance advisors (“BPAs”) as well as channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.

•	Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.

•	General and administrative expenses — Our general and administrative expenses primarily include:

•	rent expenses related to our service centers and sales offices

•	outside professional service fees related to legal, consulting and accounting services

•	administrative costs, such as postage, printing and supplies

•	employee travel and training expenses

•	technology and facility repairs and maintenance costs

Insperity | 2020 First Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.

First Quarter 2020 Compared to First Quarter 2019
The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,
	$			WSEE
(in thousands, except per WSEE)	2020	2019	% Change	2020	2019	% Change

Salaries	$86,501	$83,380	3.7%	$121	$123	(1.6)%
Stock-based compensation	6,552	6,040	8.5%	9	9	—
Commissions	8,460	6,952	21.7%	12	10	20.0%
Advertising	4,833	5,031	(3.9)%	7	7	—
General and administrative	34,853	33,162	5.1%	48	50	(4.0)%
Depreciation and amortization	7,602	6,691	13.6%	11	10	10.0%
Total operating expenses	$148,801	$141,256	5.3%	$208	$209	(0.5)%
Operating expenses for Q1 2020 increased 5.3% to $148.8 million compared to $141.3 million in Q1 2019. Operating expenses per WSEE per month for Q1 2020 decreased 0.5% to $208 compared to $209 in Q1 2019.

•
Salaries of corporate and sales staff for Q1 2020 increased 3.7% to $86.5 million, but decreased $2 on a per WSEE per month basis, compared to Q1 2019. This increase was primarily due to a 6.7% increase in corporate headcount, including an 11.2% increase in total BPAs in Q1 2020 compared to Q1 2019, partially offset by lower incentive compensation expense in Q1 2020.

•
Stock based compensation expense for Q1 2020 increased 8.5% to $6.6 million, but remained flat on a per WSEE per month basis, compared to Q1 2019. The increase was primarily due to awards issued under our incentive plan and the acceleration of expense for employees who meet the requirements for continued vesting. Please read Note 7 to the Consolidated Financial Statements, “Incentive Plans,” for additional information.

•
Commissions expense for Q1 2020 increased 21.7% to $8.5 million, or $2 per WSEE per month, compared to Q1 2019. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during Q1 2020. Additionally, as a result of the extension of our fall campaign into Q1 2020, the bonuses paid to sales managers increased in Q1 2020 compared to Q1 2019.

•
Advertising expense for Q1 2020 decreased 3.9% to $4.8 million, but remained flat on a per WSEE per month basis, compared to Q1 2019. The decrease was primarily due to decreases in sponsorships and television advertising, which was partially offset by an increase in internet advertising.

•
General and administrative expenses for Q1 2020 increased 5.1% to $34.9 million, but decreased $2 on a per WSEE per month basis, compared to Q1 2019. The increase was primarily due to increased rent, technology licensing costs, printing and professional services. Travel and training costs were essentially flat compared to prior year due to our decision to restrict travel across the organization in the second half of March in response to the COVID-19 pandemic. We expect a reduction in travel and training costs for the remainder of 2020.

•
Depreciation and amortization expense for Q1 2020 increased 13.6% to $7.6 million, or $1 per WSEE per month, compared to Q1 2019. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Other Income (Expense)
Other Income (expense) for Q1 2020 was net expense of $0.5 million compared to net income of $1.6 million in Q1 2019, the net decrease was primarily due to decreased interest income on our marketable securities investments and increased interest expense related to the higher outstanding balance on our credit facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2020 First Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense

	Three Months Ended March 31,
	2020	2019

Effective income tax rate	26.7%	12.3%
For the three months ended March 31, 2020, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first three months of 2020 and 2019, we recognized an income tax benefit of $2.0 million and $14.5 million, respectively, related to the vesting of long-term incentive and restricted stock awards in both periods.
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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted Net Income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2020 First Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2020		2019
	$	WSEE	$	WSEE

Payroll cost	$6,207,271	$8,693	$5,718,660	$8,453
Less: Bonus payroll cost	1,050,968	1,472	990,578	1,465
Non-bonus payroll cost	$5,156,303	$7,221	$4,728,082	$6,988
% Change period over period	9.1%	3.3%	15.9%	0.6%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	March 31, 2020	December 31, 2019

Cash, cash equivalents and marketable securities	$424,236	$402,070
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	235,203	234,553
Client prepayments	22,143	59,612
Adjusted cash, cash equivalents and marketable securities	$166,890	$107,905
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2020		2019
	$	WSEE	$	WSEE

Net income	$62,092	$87	$76,289	$113
Income tax expense	22,646	32	10,736	16
Interest expense	2,362	3	1,681	2
Depreciation and amortization	7,602	11	6,691	10
EBITDA	94,702	133	95,397	141
Stock-based compensation	6,552	9	6,040	9
Adjusted EBITDA	$101,254	$142	$101,437	$150
% Change period over period	(0.2)%	(5.3)%	21.0%	4.9%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended March 31,
(in thousands)	2020	2019

Net income	$62,092	$76,289
Non-GAAP adjustments:
Stock-based compensation	6,552	6,040
Total non-GAAP adjustments	6,552	6,040
Tax effect	(1,751)	(745)
Adjusted net income	$66,893	$81,584
% Change period over period	(18.0)%	37.0%

Insperity | 2020 First Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended March 31,
(amounts per share)	2020	2019

Diluted EPS	$1.58	$1.85
Non-GAAP adjustments:
Stock-based compensation	0.17	0.15
Total non-GAAP adjustments	0.17	0.15
Tax effect	(0.05)	(0.02)
Adjusted EPS	$1.70	$1.98
% Change period over period	(14.1)%	40.4%
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
We had $424.2 million in cash, cash equivalents and marketable securities at March 31, 2020, of which approximately $235.2 million was payable in early April 2020 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $22.1 million represented client prepayments that were payable in April 2020. In March 2020, we borrowed $100.0 million under the Facility, which increased working capital. At March 31, 2020, we had working capital of $190.8 million compared to $105.7 million at December 31, 2019. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2020. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we are carefully monitoring in light of the significant uncertainty created by the COVID-19 pandemic.
As of March 31, 2020, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first three months of 2020 was $23.8 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

•
Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2020, the last business day of the reporting period was a Tuesday, client prepayments were $22.1 million and employment taxes and other deductions were $235.2 million. In the period ended March 31, 2019, the last business day of the reporting period was a Friday, client prepayments were $32.4 million and employment taxes and other deductions were $279.6 million.

Insperity | 2020 First Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2020, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $36.8 million surplus, $27.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at March 31, 2020, were $40.7 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.

•
Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income decreased 18.0% to $66.9 million in the first three months ended March 31, 2020, compared to $81.6 million in the first three months ended March 31, 2019. Please read “Results of Operations – First Quarter 2020 Compared to First Quarter 2019.”

Cash Flows from Investing Activities
Net cash flows used in investing activities were $0.3 million for the three months ended March 31, 2020, primarily due to property and equipment purchases of $15.6 million offset by $15.3 million of marketable securities maturities, net of purchases.
Cash Flows from Financing Activities
Net cash flows provided by financing activities were $25.6 million for the three months ended March 31, 2020. We borrowed $100.0 million under the Facility for general corporate purposes, repurchased or withheld $61.2 million in stock and paid $15.6 million in dividends.

Insperity | 2020 First Quarter Form 10-Q	29

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2020, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2020 First Quarter Form 10-Q	30

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

•
impact of the COVID-19 pandemic, or other future pandemics, including the scope, severity and duration of the pandemic; government responses; regulatory developments; and the related disruptions and economic impact to our business and the small and medium-sized businesses that we serve;

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

•	failure to manage growth of our operations and the effectiveness of our sales and marketing efforts;

•	the impact of the competitive environment and other developments in the human resources services industry, including the PEO industry, on our growth and/or profitability;

•	our liability for worksite employee payroll, payroll taxes and benefits costs;

•	our liability for disclosure of sensitive or private information;

•	our ability to integrate or realize expected returns on our acquisitions;

•	failure of our information technology systems;

Insperity | 2020 First Quarter Form 10-Q	31

OTHER INFORMATION

•	an adverse final judgment or settlement of claims against Insperity; and

•	disruptions to our business resulting from the actions of certain stockholders.
These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Any forward-looking statements are made only as of the date hereof and, unless otherwise required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
In addition, please read the following together with “Risk Factors -– Adverse economic conditions could negatively affect our industry, business, and results of operations.” under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019:
The economic impact of the COVID-19 pandemic is adversely affecting our business. The current pandemic may have, and a future outbreak of other highly infectious or contagious diseases could have, a material and adverse impact on our business, results of operations, financial condition and cash flows.
The spread of the COVID-19 virus has created significant volatility, uncertainty and economic disruption, including because of actions taken by businesses and governments in response to the pandemic that have resulted or could result in a significant reduction in commercial activity. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors that are highly uncertain and that we may not be able to accurately predict, including:

•	scope, severity and duration of the pandemic;

•	varying impact that the pandemic has within each locality;

•	actions taken by government authorities to contain the outbreak or address its impact;

•	development of safe and effective treatments or vaccines for COVID-19;

•	direct and indirect economic effects of the pandemic and containment measures;

•	scope, significant and duration of business disruptions on small and medium-sized businesses, including any reduction in employment levels, compensation levels and employee benefit levels;

•	magnitude and extent of business failures among the small and medium-sized businesses that we serve;

•	ability of our clients to pay for the outsourced HR services and solutions we provide; and

•	any resulting impact on the demand for our outsourced HR services and solutions.
While the COVID-19 pandemic is continuing and even after it has subsided, we may experience materially adverse impacts to our business, operations and financial results due to any existing or continuing reduction in economic activity, including a recession or depression.
The COVID-19 pandemic has resulted in a sharp decrease in employment levels throughout the United States. We have begun to experience a decline in the number of paid WSEEs due primarily to layoffs and temporary leaves of absence in our client base. We paid 230,500 WSEEs in April 2020, which represents a 3.3% decline from March 2020 paid WSEEs. Based on actions taken by our clients in April 2020, we expect this trend to continue into May 2020. Further, if the adverse economic conditions relating to the COVID-19 pandemic persist, we may continue to experience a decline in our paid WSEEs and such declines may increase. Accordingly, such declines in WSEEs are likely to have a material adverse effect on our business, financial condition and results of operations. See Item 1A. “Risk Factors – Adverse economic conditions could negatively affect our industry, business, and results of operations.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

Insperity | 2020 First Quarter Form 10-Q	32

OTHER INFORMATION

The spread of the COVID-19 virus has changed how and when we incur health insurance costs under our health insurance contract with United. We may experience changes in quarterly levels and timing of both medical and pharmaceutical health insurance claims. Government imposed treatment mandates, restrictions on certain elective healthcare treatments, and changes in treatment delivery options may significantly alter our healthcare claim trends. Our ability to estimate healthcare claim trends becomes more difficult as participant utilization of healthcare services are deferred or canceled while stay-at-home orders and social distancing requirements are enacted by state and local governments. Furthermore, predicting the rate at which participants will increase utilization of healthcare services in subsequent periods once stay-at-home orders and social distancing requirements are lifted, is also difficult. In addition, if the increased number of former WSEEs elect COBRA coverage to continue their benefits, we would expect an increase in claim activity levels, resulting in higher benefits costs incurred and decreased profitability. The Department of Labor and the Department of Treasury released a rule on April 29, 2020 that extends the period during which any former WSEE who became eligible for COBRA coverage in 2020 may elect such coverage and allows any former WSEEs electing COBRA coverage (including those already electing COBRA coverage) to defer payment of such coverage until a later date. Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total plan costs in future periods as well. The extended period during which former WSEEs may elect COBRA coverage, and their ability to defer payment of related premiums, may further result in increased costs to us and we may ultimately be unable to collect premiums from those former WSEEs or from our clients. See Item 1A. “Risk Factors – Increases in health insurance costs or our inability to secure replacement health insurance coverage on competitive terms could have a material adverse effect on our business, financial condition or results of operations.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent increase in U.S. unemployment levels has resulted in a significant increase in unemployment claims with state unemployment agencies. A continuous increase in unemployment claims is likely to increase state unemployment rates. In addition, some states have the authority to increase unemployment tax rates retroactively. Any such increases, which are reflected in our comprehensive service fee, may result in client attrition due to increased prices or we may have to reduce our overall pricing, which would adversely affect our profitability, to assist clients with these additional costs. See Item 1A. “Risk Factors – Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 economic disruptions may cause customers to have difficulty meeting their financial obligations to us or increase business failures. As a co-employer, we assume the obligation to pay the salaries, wages and related benefits and taxes of the WSEEs. An increase in the number of clients unable to pay us would result in an increase in bad debts, which could have a material adverse effect on our financial condition and results of operations. See Item 1A. “Risk Factors – We assume liability for WSEE payroll, payroll taxes, and benefits costs and are responsible for their payment regardless of the amount billed to or paid by our clients.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
In addition, we have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to and employees may become sick themselves and be unable to work. Further, our increased reliance on remote access to our information systems as our employees work remotely decreases our control over cybersecurity protection and service stability and performance, which increases our exposure to cybersecurity and privacy issues and to disruptions to employee productivity. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, clients, partners and vendors. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business. See Item 1A. “Risk Factors – Disruptions of our information technology systems could damage our reputation and materially disrupt our business operations.” and “Risk Factors – We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of data theft, cyberattacks or other security vulnerabilities.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
The Families First Coronavirus Response Act and the Coronavirus, Aid, Relief, and Economic Security Act, or the CARES Act, which both became law in March 2020, created various programs and incentives to assist businesses and individuals manage through the COVID-19 pandemic. Certain of these programs and incentives have required us

Insperity | 2020 First Quarter Form 10-Q	33

OTHER INFORMATION

to make changes to our systems that manage leave, payroll and payroll-related tax calculation and reporting and invoicing and collection of service fees. In addition, various states and localities are considering further legislation that may require further changes to our processes and systems or that may expand the coverage afforded to WSEEs under our health and workers’ compensation programs. If we are unable to timely make these changes, incur substantial additional costs in doing so, or are otherwise adversely affected by these requirements, then we may face fines, penalties, other regulatory action, or litigation relating to such failure, which could further adversely impact our PEO state licenses, our certified PEO status, our results of operations and our ability to attract and retain clients. See Item 1A. “Risk Factors – Evolving regulations, market trends and client expectations require us to constantly enhance and expand our service and technology offerings.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic business interruptions and associated economic impact has adversely and disproportionately affected certain industries, including the oil and gas industry. The substantial decrease in the global demand for oil contributed to a significant decline in its commodity price, which has materially and adversely impacted businesses dependent on oil production, including those with operations in Texas. While our oil and gas related customers account for approximately 3% of our customer base, our Texas market accounts for approximately 20% of our revenues. The impact of the COVID-19 pandemic on oil prices and the resulting impact on regional economies with oil-focused businesses could aggravate our risk factors for clients operating in the oil and gas sector as well as other clients who operate in the Texas market. See Item 1A. “Risk Factors – Geographic market concentration makes our results of operations vulnerable to regional economic factors.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.
The impact and evolving nature of the COVID-19 pandemic precludes any prediction as to its full adverse impact. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, including as a result of the forgoing reasons, and may have a material adverse effect on our financial condition, results of operations, cash flows and business. Further, many risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended March 31, 2020 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
01/01/2020 – 01/31/2020	30	$92.70	—	413,833
02/01/2020 – 02/29/2020	709,675	70.93	559,400	854,433
03/01/2020 – 03/31/2020	168,600	64.44	168,600	685,833
Total	878,305	$69.68	728,000
____________________________________

(1)
During the three months ended March 31, 2020, 150,305 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock and long term incentive compensation awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.

(2)
Our Board of Directors (the “Board”) has approved a program to repurchase shares of our outstanding common stock, including an additional 1,000,000 shares authorized for repurchase in February 2020. As of March 31, 2020, we were authorized to repurchase an additional 685,833 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2020 First Quarter Form 10-Q	34

OTHER INFORMATION

Item 6. Exhibits

Exhibit No		Exhibit
10.1	*(+)	Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of February 7, 2020.
10.2	†	Insperity, Inc. Executive Severance Plan, effective as of December 30, 2019 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.3	†	Form of Participation Agreement to Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

____________________________________
†	Management contract or compensatory plan or arrangement

(+)
Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive hard to the Company if publicly disclosed.

*	Filed with this report.

**	Furnished with this report.

Insperity | 2020 First Quarter Form 10-Q	35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: May 4, 2020	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2020 First Quarter Form 10-Q	36