Form 10-Q
period 2020-06-30
INSPERITY, INC.
filed 2020-08-04
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________
Commission File No. 1-13998
Insperity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0479645
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive
Kingwood,	Texas	77339
(Address of principal executive offices)
(Registrant’s Telephone Number, Including Area Code):  (281) 358-8986

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	NSP	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	NSP	New York Stock Exchange

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
Yes ☐  No ☒

As of July 27, 2020, 38,800,936 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$459,399	$367,342
Restricted cash	45,216	49,295
Marketable securities	31,952	34,728
Accounts receivable, net	473,935	465,779
Prepaid insurance	23,494	10,418
Other current assets	34,651	43,493
Income taxes receivable	—	3,691
Total current assets	1,068,647	974,746
Property and equipment, net of accumulated depreciation	177,762	147,706
Right-of-use leased assets	57,421	56,886
Prepaid health insurance	9,000	9,000
Deposits – health insurance	8,100	8,100
Deposits – workers’ compensation	177,944	175,913
Goodwill and other intangible assets, net	12,708	12,714
Deferred income taxes, net	—	3,956
Other assets	6,151	5,975
Total assets	$1,517,733	$1,394,996
Liabilities and stockholders' equity
Accounts payable	$2,885	$4,565
Payroll taxes and other payroll deductions payable	219,492	277,248
Accrued worksite employee payroll cost	409,068	401,859
Accrued health insurance costs	29,714	21,180
Accrued workers’ compensation costs	48,618	52,868
Accrued corporate payroll and commissions	41,507	52,612
Other accrued liabilities	60,742	58,713
Income taxes payable	28,537	—
Total current liabilities	840,563	869,045
Accrued workers’ compensation cost, net of current	197,501	193,609
Long-term debt	369,400	269,400
Operating lease liabilities, net of current	60,815	58,863
Deferred income taxes, net	712	—
Other accrued liabilities, net of current	4,104	—
Total noncurrent liabilities	632,532	521,872
Commitments and contingencies	—	—
Common stock	555	555
Additional paid-in capital	54,783	48,141
Treasury stock, at cost	(592,313)	(544,102)
Retained earnings	581,613	499,485
Total stockholders’ equity	44,638	4,079
Total liabilities and stockholders’ equity	$1,517,733	$1,394,996
See accompanying notes.

Insperity | 2020 Second Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Revenues(1)	$993,366	$1,043,316	$2,222,849	$2,196,326
Payroll taxes, benefits and workers’ compensation costs	773,117	869,581	1,768,578	1,795,874
Gross profit	220,249	173,735	454,271	400,452
Salaries, wages and payroll taxes	90,710	74,696	177,211	158,076
Stock-based compensation	10,694	8,256	17,246	14,296
Commissions	7,475	7,741	15,935	14,693
Advertising	5,720	7,548	10,553	12,579
General and administrative expenses	24,755	29,866	59,608	63,028
Depreciation and amortization	7,908	6,908	15,510	13,599
Total operating expenses	147,262	135,015	296,063	276,271
Operating income	72,987	38,720	158,208	124,181
Other income (expense):
Interest income	369	2,802	2,248	6,047
Interest expense	(2,219)	(1,639)	(4,581)	(3,320)
Income before income tax expense	71,137	39,883	155,875	126,908
Income tax expense	19,286	11,327	41,932	22,063
Net income	$51,851	$28,556	$113,943	$104,845
Less distributed and undistributed earnings allocated to participating securities	(276)	(309)	(724)	(1,183)
Net income allocated to common shares	$51,575	$28,247	$113,219	$103,662

Net income per share of common stock
Basic	$1.34	$0.69	$2.93	$2.55
Diluted	$1.33	$0.69	$2.91	$2.54
 ____________________________________
(1)Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Gross billings	$6,355,683	$6,377,014	$13,792,437	$13,248,684
Less: WSEE payroll cost	5,362,317	5,333,698	11,569,588	11,052,358
Revenues	$993,366	$1,043,316	$2,222,849	$2,196,326

See accompanying notes.

Insperity | 2020 Second Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2020	2019

Cash flows from operating activities
Net income	$113,943	$104,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,510	13,599
Stock-based compensation	17,246	14,296
Deferred income taxes	4,668	8,260
Changes in operating assets and liabilities:
Accounts receivable	(8,156)	(23,512)
Prepaid insurance	(13,076)	(16,058)
Other current assets	8,842	(2,073)
Other assets and ROU assets	6,979	(2,033)
Accounts payable	(1,680)	(4,074)
Payroll taxes and other payroll deductions payable	(57,756)	(16,472)
Accrued worksite employee payroll expense	7,209	43,553
Accrued health insurance costs	8,534	(14,777)
Accrued workers’ compensation costs	(357)	2,133
Accrued corporate payroll, commissions and other accrued liabilities	(19,273)	(22,878)
Income taxes payable/receivable	32,228	(12,381)
Total adjustments	918	(32,417)
Net cash provided by operating activities	114,861	72,428

Cash flows from investing activities
Marketable securities:
Purchases	(25,438)	(60,609)
Proceeds from dispositions	484	5,499
Proceeds from maturities	27,625	55,110
Property and equipment:
Purchases	(39,466)	(17,207)
Net cash used in investing activities	(36,795)	(17,207)

Cash flows from financing activities
Purchase of treasury stock	(61,230)	(38,796)
Dividends paid	(31,074)	(24,740)
Borrowings under revolving line of credit	100,000	25,000
Other	4,247	3,763
Net cash provided by (used in) financing activities	11,943	(34,773)
Net increase in cash, cash equivalents and restricted cash	90,009	20,448
Cash, cash equivalents and restricted cash beginning of period	592,550	535,474
Cash, cash equivalents and restricted cash end of period	$682,559	$555,922

Insperity | 2020 Second Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2020	2019

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$367,342	$326,773
Restricted cash	49,295	42,227
Deposits – workers’ compensation	175,913	166,474
Cash, cash equivalents and restricted cash beginning of period	$592,550	$535,474

Cash and cash equivalents	$459,399	$324,926
Restricted cash	45,216	43,268
Deposits – workers’ compensation	177,944	187,728
Cash, cash equivalents and restricted cash end of period	$682,559	$555,922

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$10,196	$11,894

See accompanying notes.

Insperity | 2020 Second Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2020 and 2019

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$499,485	$4,079
Purchase of treasury stock, at cost	—	—	—	(61,230)	—	(61,230)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,088)	7,898	(810)	—
Stock-based compensation expense	—	—	13,341	3,905	—	17,246
Other	—	—	389	1,216	—	1,605
Dividends paid	—	—	—	—	(31,074)	(31,074)
Unrealized gain on marketable securities, net of tax	—	—	—	—	69	69
Net income	—	—	—	—	113,943	113,943
Balance at June 30, 2020	55,489	$555	$54,783	$(592,313)	$581,613	$44,638

Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$397,938	$77,676
Purchase of treasury stock, at cost	—	—	—	(38,796)	—	(38,796)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	(951)	—
Stock-based compensation expense	—	—	10,776	3,520	—	14,296
Other	—	—	1,176	369	—	1,545
Dividends paid	—	—	—	—	(24,740)	(24,740)
Unrealized gain on marketable securities, net of tax	—	—	—	—	63	63
Net income	—	—	—	—	104,845	104,845
Balance at June 30, 2019	55,489	$555	$41,009	$(383,830)	$477,155	$134,889

Insperity | 2020 Second Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended June 30, 2020 and 2019

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at March 31, 2020	55,489	$555	$46,327	$(595,487)	$545,295	$(3,310)
Purchase of treasury stock, at cost	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	8,448	2,246	—	10,694
Other	—	—	8	955	—	963
Dividends paid	—	—	—	—	(15,517)	(15,517)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(16)	(16)
Net income	—	—	—	—	51,851	51,851
Balance at June 30, 2020	55,489	$555	$54,783	$(592,313)	$581,613	$44,638

Balance at March 31, 2019	55,489	$555	$33,833	$(376,097)	$460,903	$119,194
Purchase of treasury stock, at cost	—	—	—	(9,759)	—	(9,759)
Stock-based compensation expense	—	—	6,436	1,820	—	8,256
Other	—	—	740	206	—	946
Dividends paid	—	—	—	—	(12,354)	(12,354)
Unrealized gain on marketable securities, net of tax	—	—	—	—	50	50
Net income	—	—	—	—	28,556	28,556
Balance at June 30, 2019	55,489	$555	$41,009	$(383,830)	$477,155	$134,889
See accompanying notes.

Insperity | 2020 Second Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2019. Our Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at June 30, 2020 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2020 and 2019, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019 and our Consolidated Statements of Stockholders’ Equity for the six month periods ended June 30, 2020 and 2019, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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
The policy with United provides approximately 87% of our health insurance coverage. While the policy with United is a fully-insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant

Insperity | 2020 Second Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at June 30, 2020, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of June 30, 2020, Plan Costs were less than the net premiums paid and owed to United by $19.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $10.5 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at June 30, 2020 were $23.4 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2020 included a reduction of $3.0 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first six months of 2019 included a charge of $3.5 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2020 and 2019, we reduced accrued workers’ compensation costs by $22.2 million and $19.0 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2020 period was 0.8% and in the 2019 period was 2.3%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2020 Second Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
(in thousands)	2020	2019

Beginning balance, January 1,	$242,904	$229,639
Accrued claims	21,888	27,299
Present value discount, net of accretion	223	(2,703)
Paid claims	(22,298)	(22,727)
Ending balance	$242,717	$231,508

Current portion of accrued claims	$45,216	$43,267
Long-term portion of accrued claims	197,501	188,241
Total accrued claims	$242,717	$231,508

The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at June 30, 2020 includes $3.4 million of workers’ compensation administrative fees.
As of June 30, 2020 and 2019, the undiscounted accrued workers’ compensation costs were $261.4 million and $250.9 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the first six months of 2020, we received $24.8 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a net decrease to deposits – workers’ compensation. During the first six months of 2019, we funded a collateral deposit of $6.4 million for policy years prior to 2017, which increased deposits – workers’ compensation. At June 30, 2020, we had restricted cash of $45.2 million and deposits – workers’ compensation of $177.9 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $463.1 million and $448.1 million at June 30, 2020 and December 31, 2019, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update (“ASU”) No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2020 Second Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change

Northeast	$273,543	$270,475	1.1%	$617,401	$581,422	6.2%
Southeast	117,013	120,148	(2.6)%	258,175	250,054	3.2%
Central	177,022	179,443	(1.3)%	388,314	375,196	3.5%
Southwest	222,734	244,462	(8.9)%	494,658	514,294	(3.8)%
West	192,310	215,639	(10.8)%	439,121	448,842	(2.2)%
	982,622	1,030,167	(4.6)%	2,197,669	2,169,808	1.3%
Other revenue	10,744	13,149	(18.3)%	25,180	26,518	(5.0)%
Total revenue	$993,366	$1,043,316	(4.8)%	$2,222,849	$2,196,326	1.2%

Recently Adopted Accounting Standards
We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020 with no material impact. Under this standard, we estimate our reserves using information about past events, current conditions and risk characteristics of our customer when assessing risk associated with the collectability of accounts receivables, including unbilled accounts receivables. We require clients to pay invoices for service fees not later than the same day as the applicable payroll date. As such, we generally do not require collateral. As of June 30, 2020, allowance for bad debts was immaterial.

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2020			December 31, 2019
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$398,668	$—	$398,668	$349,857	$—	$349,857
Investment holdings	43,278	31,952	75,230	13,218	34,728	47,946
Cash in demand accounts	29,378	—	29,378	36,521	—	36,521
Outstanding checks	(11,925)	—	(11,925)	(32,254)	—	(32,254)
Total	$459,399	$31,952	$491,351	$367,342	$34,728	$402,070

Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at June 30, 2020 and December 31, 2019 included $190.9 million and $234.6 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $31.5 million and $59.6 million, respectively, in client prepayments.

4.	Fair Value Measurements
We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:

Insperity | 2020 Second Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
•Level 1 - quoted prices in active markets using identical assets
•Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs
•Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	June 30, 2020			December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$439,496	$439,496	$—	$363,075	$363,075	$—
U.S. Treasury bills	11,197	11,197	—	34,728	34,728	—
Municipal bonds	23,205	—	23,205	—	—	—
Total	$473,898	$450,693	$23,205	$397,803	$397,803	$—

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2020
U.S. Treasury bills	$11,170	$27	$—	$11,197
Municipal bonds	20,700	56	(1)	20,755
Total	$31,870	$83	$(1)	$31,952

December 31, 2019
U.S. Treasury bills	$34,716	$13	$(1)	$34,728
Total	$34,716	$13	$(1)	$34,728

As of June 30, 2020, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$31,870	$31,952
One to five years	—	—
Total	$31,870	$31,952
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.

Insperity | 2020 Second Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
As of June 30, 2020, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity of up to $500 million. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At June 30, 2020, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $129.6 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the six month period ended June 30, 2020 was 2.82%. Interest expense and unused commitment fees are recorded in other income (expense). Upon the discontinuation of LIBOR, the Facility provides that we and the agent will negotiate in good faith to amend the agreement to address such discontinuation and to place the parties in substantially the same economic position.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2020.

6.	Stockholders' Equity
During the first six months of 2020, we repurchased or withheld an aggregate of 878,884 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2020, 728,000 shares were repurchased under the Repurchase Program. As of June 30, 2020, we were authorized to repurchase an additional 685,833 shares under the Repurchase Program.
Withheld Shares
During the six months ended June 30, 2020, we withheld 150,884 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2020	2019

First quarter	$0.40	$0.30
Second quarter	0.40	0.30

Insperity | 2020 Second Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the six months ended June 30, 2020 and 2019, we paid dividends totaling $31.1 million and $24.7 million, respectively.
Rights Plan
On May 21, 2020, the Board declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on June 1, 2020 (the “Rights Plan”). Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (a “Fractional Share”) of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $255.00 per Fractional Share, subject to adjustment. Initially, the Rights are attached to all outstanding shares of our common stock. The Rights will be separate from our common stock and a “Distribution Date” will occur, with certain exceptions, upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 10% (or 20% in the case of a “13G Investor,” as defined in the Rights Plan) or more of the outstanding shares of our common stock, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person’s becoming an Acquiring Person. The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 20, 2021, unless earlier redeemed or exchanged by us. If the rights become exercisable, each holder other than the Acquiring Person (and certain related parties) will be entitled to acquire shares of our common stock at a 50% discount or we may exchange each right held by such holders for one share of common stock.

7.	Incentive Plans
The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to our eligible employees and non-employee directors. The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted. Beginning with stock-based awards granted in 2020, employees who attain a minimum of age 62 and have provided 15 years or more of continuous service may continue to vest in awards following a qualifying retirement as defined under the 2012 Incentive Plan, as though he or she were still an employee, provided the grant date of the award is six months or more before the employees last day of employment. For a termination following a qualifying retirement, time-vested awards will continue to vest in the normal course. For a termination following a qualifying retirement, performance-based awards with completed or in-process performance periods are adjusted for achievement of the performance criteria, prorated through the date of termination and paid in the normal course, while performance-based awards for performance periods that have not started are forfeited. Stock-based compensation expense related to time-vested and performance-based awards is accelerated for employees who meet the requirements for continued vesting.

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

Insperity | 2020 Second Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net income	$51,851	$28,556	$113,943	$104,845
Less distributed and undistributed earnings allocated to participating securities	(276)	(309)	(724)	(1,183)
Net income allocated to common shares	$51,575	$28,247	$113,219	$103,662

Weighted average common shares outstanding	38,567	40,771	38,684	40,640
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	79	145	173	140
Adjusted weighted average common shares outstanding	38,646	40,916	38,857	40,780

9.	Commitments and Contingencies
Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and a third-party who served as the discretionary trustee of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The court certified a class defined as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” The court dismissed the breach of fiduciary duty claims relating to the selection of an Insperity subsidiary to serve as the recordkeeper of the Plan. On March 28, 2019, the court partially granted Insperity’s motion for summary judgment, resulting in the dismissal of the claims concerning allegations of excessive recordkeeping fees. The court denied plaintiffs’ request for a jury trial and set a bench trial, which was held from March 2, 2020 to March 13, 2020. At trial, plaintiffs alleged damages up to approximately $146 million against all defendants. All parties filed proposed findings of fact and conclusions of law on June 15, 2020, and we are now awaiting judgment from the court. We believe we presented meritorious defenses, and we intend to continue to vigorously defend this litigation in the post-trial proceedings. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.
Securities Class Action Lawsuit
In July 2020, the Building Trades Pension Fund of Western Pennsylvania, individually and on behalf of all others similarly situated, filed a federal securities class action against us and certain officers in the United States District Court for the Southern District of New York. The complaint alleges that we made materially false and misleading statements regarding our business and operations in violation of the federal securities laws and seeks unspecified damages, the payment of reasonable attorneys’ fees, expert fees and other costs, and such other relief that may be deemed proper. We believe these allegations are without merit, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.
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

Insperity | 2020 Second Quarter Form 10-Q	17

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
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant reduction in U.S. economic activity. As the duration of which remains uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing remote working for all non-essential employees and providing extra safety measures of corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients to obtain government provided tax credits, tax deferrals, loans and loan forgiveness as well as to provide guidance to assist clients addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients during the pandemic included additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, return to workforce and workplace safety.
The COVID-19 pandemic did not have a significant impact to our first quarter 2020 financial results due to the increased spread of, and related government and business responses to, the COVID-19 pandemic not occurring until late in the quarter. However, towards the end of the first quarter, clients began layoffs and temporary leaves of absence, which resulted in a 1.8% year-over-year decline in the average number of paid WSEEs in the second quarter of 2020. We expect the average number of paid WSEEs per month to decline between 4.5% and 5.6% in the third quarter of 2020 as compared to the third quarter of 2019, which equates to the average number of paid worksite employees per month staying flat to growing 1% sequentially from the second quarter of 2020. We expect overall reduced employment levels to have a negative impact on our financial results for at least the remainder of 2020 as compared to 2019.
We experienced a 10.7% decrease in benefits cost per covered employee due primarily to a decrease in non-essential claims as a result of the lower utilization and deferral or cancellations associated with the COVID-19 pandemic during the second quarter of 2020. We currently expect, however, to experience higher costs related to COVID-19 and certain non-essential elective healthcare procedures in the second half of 2020 that had been deferred in response to COVID-19 governmental requirements or guidance related to shelter in place and similar orders. As a result, we expect that our healthcare claim costs will not be reflective of our historical quarterly claim trends. In addition, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain. As the impact of the COVID-19 pandemic emerges, such impact, if any, on our workers’ compensation program will be reflected in future reporting periods.
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the speed and effectiveness of responses to combat the virus. See Part II, Item 1A. “Risk Factors” for additional information.

Insperity | 2020 Second Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2020 Highlights
Second Quarter 2020 Compared to Second Quarter 2019
•Average number of WSEEs paid per month decreased 1.8%
•Net income and diluted earnings per share (“diluted EPS”) increased 81.6% and 92.8%, to $51.9 million and $1.33, respectively
•Adjusted EPS increased 85.5% to $1.54
•Adjusted EBITDA increased 62.2% to $92.0 million
First Six Months 2020 Compared to First Six Months 2019
•Average number of WSEEs paid per month increased 1.8%
•Net income and diluted EPS increased 8.7% and 14.6% to $113.9 million and $2.91, respectively
•Adjusted EPS increased 15.3% to $3.24
•Adjusted EBITDA increased 22.2% to $193.2 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with GAAP.

Insperity | 2020 Second Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

Financial data:
Revenues	$993,366	$1,043,316	(4.8)%	$2,222,849	$2,196,326	1.2%
Gross profit	220,249	173,735	26.8%	454,271	400,452	13.4%
Operating expenses	147,262	135,015	9.1%	296,063	276,271	7.2%
Operating income	72,987	38,720	88.5%	158,208	124,181	27.4%
Other income (expense)	(1,850)	1,163	(259.1)%	(2,333)	2,727	(185.6)%
Net income	51,851	28,556	81.6%	113,943	104,845	8.7%
Diluted EPS	1.33	0.69	92.8%	2.91	2.54	14.6%

Non-GAAP financial measures(1):
Adjusted net income	$59,646	$34,467	73.1%	$126,539	$116,051	9.0%
Adjusted EBITDA	91,958	56,686	62.2%	193,212	158,123	22.2%
Adjusted EPS	1.54	0.83	85.5%	3.24	2.81	15.3%

Average WSEEs paid	227,894	232,010	(1.8)%	232,954	228,768	1.8%
Statistical data (per WSEE per month):
Revenues(2)	$1,453	$1,499	(3.1)%	$1,590	$1,600	(0.6)%
Gross profit	322	250	28.8%	325	292	11.3%
Operating expenses	215	194	10.8%	212	201	5.5%
Operating income	107	56	91.1%	113	90	25.6%
Net income	76	41	85.4%	82	76	7.9%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(per WSEE per month)	2020	2019	2020	2019
Gross billings	$9,296	$9,162	$9,868	$9,652
Less: WSEE payroll cost	7,843	7,663	8,278	8,052
Revenues	$1,453	$1,499	$1,590	$1,600
New Accounting Pronouncements
Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – Recently Adopted Accounting Standards," for new accounting pronouncements information.
Results of Operations
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:
•WSEE
•Adjusted EBITDA
•Adjusted EPS

Insperity | 2020 Second Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through WSEE new hires and layoffs.

•During the second quarter of 2020 (“Q2 2020”), the number of WSEEs paid from new client sales and net gain (loss) in our client base declined over the second quarter of 2019 (“Q2 2019”), due primarily to layoffs and furloughs of WSEEs by our clients resulting from the effects of the on-going COVID-19 pandemic. However, client retention remained consistent compared to Q2 2019.

•During the first six months of 2020 (“YTD 2020”), the number of WSEEs paid from new client sales and net gain (loss) in our client base declined over the first six months of 2019 (“YTD 2019”), due primarily to layoffs and furloughs of WSEEs by our clients resulting from the effects of the on-going COVID-19 pandemic. Client retention also declined compared to YTD 2019.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2020 Second Quarter Form 10-Q	21

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

Insperity | 2020 Second Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Second Quarter 2020 Compared to Second Quarter 2019
Our revenues for Q2 2020 were $1.0 billion, a decrease of 4.8%, primarily due to the following:
•Average WSEEs paid decreased 1.8%.
•Revenues per WSEE per month decreased 3.1%, or $46, primarily due to $44.8 million in FICA deferral elections by clients and credits pursuant to the CARES Act and the Families First Coronavirus Response Act, which also reduced our direct costs and therefore has no net effect on our gross profit. In addition, we provided clients with $11.6 million of comprehensive service fee credits applied generally on a WSEE basis across our active client base to assist clients in addressing the unprecedented economic impact of the COVID-19 pandemic.
First Six Months 2020 Compared to First Six Months 2019
Our revenues for YTD 2020 were $2.2 billion, an increase of 1.2%, primarily due to the following:
•Average WSEEs paid increased 1.8%.
•Revenues per WSEE per month decreased 0.6%, or $10 primarily due to $44.8 million in FICA deferral elections by clients and credits pursuant to the CARES Act and the Families First Coronavirus Response Act, which also reduced our direct costs and therefore has no net effect on our gross profit. In addition, we provided clients with $11.6 million of comprehensive service fee credits applied generally on a WSEE basis across our active client base to assist clients in addressing the unprecedented economic impact of the COVID-19 pandemic.

Insperity | 2020 Second Quarter Form 10-Q	23

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

Insperity | 2020 Second Quarter Form 10-Q	24

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Second Quarter 2020 Compared to Second Quarter 2019
Gross profit for Q2 2020 increased 26.8% to $220.2 million compared to $173.7 million in Q2 2019. Gross profit per WSEE per month for Q2 2020 increased $72 to $322 compared to $250 in Q2 2019.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month decreased $46 and $118, respectively, due in part to FICA deferral elections by clients pursuant to the CARES Act in Q2 2020. The net decrease in costs between Q2 2020 and Q2 2019 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $19.8 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits decreased $48 per WSEE per month and decreased 10.7% on a cost per covered employee basis due primarily to a decrease in claims as a result of the

Insperity | 2020 Second Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
lower utilization and deferral of non-essential healthcare procedures in response to COVID-19 governmental requirements or guidance.
•The percentage of WSEEs covered under our health insurance plans was 69.3% in Q2 2020 compared to 66.6% in Q2 2019.
•Reported results include changes in estimated claims run-off related to prior periods which was a decrease in costs of $10.4 million, or $15 per WSEE per month, in Q2 2020 compared to an increase in costs of $7.3 million, or $10 per WSEE per month, in Q2 2019.
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
•Workers’ compensation costs decreased 15.7%, or $3 per WSEE per month, in Q2 2020 compared to Q2 2019.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in Q2 2020 were 0.29% compared to 0.34% in Q2 2019.
•We recorded a reduction in workers’ compensation costs of $13.9 million, or 0.28% of non-bonus payroll costs, in Q2 2020 compared to a reduction of $11.8 million, or 0.24% of non-bonus payroll costs, in Q2 2019, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes decreased 14.0% on a 0.5% increase in payroll costs, or $66 per WSEE per month, primarily due to $44.8 million of FICA deferral elections by clients pursuant to the CARES Act and Internal Revenue Service self-employed owner tax reporting changes for PEOs in 2020.
•Payroll taxes as a percentage of payroll costs decreased to 5.9% in Q2 2020 compared to 6.9% in Q2 2019, primarily due to $44.8 million of FICA deferral elections by clients pursuant to the CARES Act and Internal Revenue Service self-employed owner tax reporting changes for PEOs in 2020.
First Six Months 2020 Compared to First Six Months 2019
Gross profit for YTD 2020 increased 13.4% to $454.3 million compared to $400.5 million in YTD 2019. Gross profit per WSEE per month for YTD 2020 increased $33 to $325 compared to $292 in YTD 2019.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month decreased $10 and $43, respectively, due primarily to FICA deferral elections by clients pursuant to the CARES Act in YTD 2020. The net decrease in costs between YTD 2020 and YTD 2019 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $9.7 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits decreased $8 per WSEE per month and decreased 2.8% on a cost per covered employee basis due primarily to a decrease in claims as a result of lower utilization and the deferral of non-essential healthcare procedures in response to COVID-19 governmental requirements or guidance.

Insperity | 2020 Second Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•The percentage of WSEEs covered under our health insurance plans was 68.1% in YTD 2020 compared to 67.0% in YTD 2019.
•Reported results include changes in estimated claims run-off related to prior periods which was a decrease in costs of $3.0 million, or $2 per WSEE per month, in YTD 2020 compared to an increase in costs of $3.5 million, or $3 per WSEE per month, in YTD 2019.
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
•Workers’ compensation costs decrease 6.0%, or $2 on a per WSEE per month basis, in YTD 2020 compared to YTD 2019.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2020 were 0.34% compared to 0.38% in YTD 2019.
•We recorded a reduction in workers’ compensation costs of $22.2 million, or 0.22% of non-bonus payroll costs, in YTD 2020 compared to a reduction of $19.0 million, or 0.20% of non-bonus payroll costs, in YTD 2019, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes decreased 3.7% on a 4.7% increase in payroll costs, or $33 per WSEE per month, primarily due to $44.8 million of FICA deferral elections by clients pursuant to the CARES Act and Internal Revenue Service self-employed owner tax reporting changes for PEOs in 2020.
•Payroll taxes as a percentage of payroll costs decreased to 6.9% in YTD 2020 compared to 7.5% in YTD 2019, primarily due to $44.8 million of FICA deferral elections by clients pursuant to the CARES Act and Internal Revenue Service self-employed owner tax reporting changes for PEOs in 2020.

Operating Expenses
•Salaries, wages and payroll taxes — Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any additional incentive compensation.
•Stock-based compensation — Our stock-based compensation relates to the recognition of non-cash compensation expense over the requisite service period of time-vested and performance-based awards.
•Commissions — Commissions expense consists primarily of amounts paid to sales managers and business performance advisors (“BPAs”) as well as channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.
•Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services

Insperity | 2020 Second Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
◦administrative costs, such as postage, printing and supplies
◦employee travel and training expenses
◦technology and facility repairs and maintenance costs
•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.
Second Quarter 2020 Compared to Second Quarter 2019
The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,
	$			WSEE
(in thousands, except per WSEE)	2020	2019	% Change	2020	2019	% Change

Salaries	$90,710	$74,696	21.4%	$133	$107	24.3%
Stock-based compensation	10,694	8,256	29.5%	16	11	45.5%
Commissions	7,475	7,741	(3.4)%	11	11	—
Advertising	5,720	7,548	(24.2)%	8	11	(27.3)%
General and administrative	24,755	29,866	(17.1)%	35	43	(18.6)%
Depreciation and amortization	7,908	6,908	14.5%	12	11	9.1%
Total operating expenses	$147,262	$135,015	9.1%	$215	$194	10.8%

Operating expenses for Q2 2020 increased 9.1% to $147.3 million compared to $135.0 million in Q2 2019. Operating expenses per WSEE per month for Q2 2020 increased 10.8% to $215 compared to $194 in Q2 2019.
•Salaries of corporate and sales staff for Q2 2020 increased 21.4% to $90.7 million, or $26 per WSEE per month, compared to Q2 2019. This increase was primarily due to a 6.2% increase in corporate headcount, including a 14.4% increase in total BPAs in Q2 2020 compared to Q2 2019, and included an acceleration in the timing of a portion of incentive compensation into the second quarter and paid-time off accruals associated with higher than normal unused vacation hours.
•Stock based compensation expense for Q2 2020 increased 29.5% to $10.7 million, or $5 per WSEE per month, compared to Q2 2019. The increase was primarily due to awards issued under our incentive plan and the acceleration of expense for employees who meet the retirement eligibility requirements for continued vesting. Please read Note 7 to the Consolidated Financial Statements, “Incentive Plans,” for additional information.
•Commissions expense for Q2 2020 decreased 3.4% to $7.5 million, but remained flat on a per WSEE per month basis, compared to Q2 2019. The decrease was primarily due to reductions in commissions associated with our other business performance solutions offerings and PEO HR Outsourcing solutions, partially offset by an increase in the amount of sales channel referral fees paid during Q2 2020.
•Advertising expense for Q2 2020 decreased 24.2% to $5.7 million, or $3 per WSEE per month, compared to Q2 2019. The decrease was primarily due to the cancellation of the 2020 Insperity Invitational and decreases in trade shows and events due to COVID-19, partially offset by an increase in internet advertising.
•General and administrative expenses for Q2 2020 decreased 17.1% to $24.8 million, or $8 per WSEE per month, compared to Q2 2019. The decrease was primarily due to reductions in travel and training costs in response to the COVID-19 pandemic, partially offset by increases in technology licensing costs, rent and professional services.
•Depreciation and amortization expense for Q2 2020 increased 14.5% to $7.9 million, or $1 per WSEE per month, compared to Q2 2019. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Insperity | 2020 Second Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Six Months 2020 Compared to First Six Months 2019

	Six Months Ended June 30,
	$			WSEE
(in thousands, except per WSEE)	2020	2019	% Change	2020	2019	% Change

Salaries	$177,211	$158,076	12.1%	$127	$115	10.4%
Stock-based compensation	17,246	14,296	20.6%	12	10	20.0%
Commissions	15,935	14,693	8.5%	11	11	—
Advertising	10,553	12,579	(16.1)%	8	9	(11.1)%
General and administrative	59,608	63,028	(5.4)%	43	45	(4.4)%
Depreciation and amortization	15,510	13,599	14.1%	11	11	—
Total operating expenses	$296,063	$276,271	7.2%	$212	$201	5.5%

Operating expenses for YTD 2020 increased 7.2% to $296.1 million compared to $276.3 million in YTD 2019. Operating expenses per WSEE per month for YTD 2020 increased 5.5% to $212 compared to $201 in YTD 2019.
•Salaries of corporate and sales staff for YTD 2020 increased 12.1% to $177.2 million, or $12 per WSEE per month, compared to YTD 2019. This increase was primarily due to a 6.4% increase in corporate headcount, including a 12.8% increase in total BPAs in YTD 2020 compared to YTD 2019 and an acceleration in the timing of a portion of incentive compensation into the second quarter and paid-time off accruals associated with higher than normal unused vacation hours.
•Stock based compensation expense for YTD 2020 increased 20.6% to $17.2 million or $2 per WSEE per month, compared to YTD 2019. The increase was primarily due to awards issued under our incentive plan and the acceleration of expense for employees who meet the retirement eligibility requirements for continued vesting. Please read Note 7 to the Consolidated Financial Statements, “Incentive Plans,” for additional information.
•Commissions expense for YTD 2020 increased 8.5% to $15.9 million, but remained flat on a per WSEE per month basis, compared to YTD 2019. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2020. Additionally, as a result of the extension of our fall campaign into Q1 2020, the bonuses paid to sales managers increased in YTD 2020 compared to YTD 2019.
•Advertising expense for YTD 2020 decreased 16.1% to $10.6 million, or $1 per WSEE per month, compared to YTD 2019. The decrease was primarily due to the cancellation of the 2020 Insperity Invitational and decreases in trade shows and events due to COVID-19, partially offset by an increase in internet advertising.
•General and administrative expenses for YTD 2020 decreased 5.4% to $59.6 million, or $2 per WSEE per month, compared to YTD 2019. The decrease was primarily due to decreased travel and training expenses in response to the COVID-19 pandemic, partially offset by increases in technology licensing costs, rent and professional services.
•Depreciation and amortization expense for YTD 2020 increased 14.1% to $15.5 million, but remained flat on a per WSEE per month basis, compared to YTD 2019. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.
Other Income (Expense)
Other Income (expense) for Q2 2020 was an expense of $1.9 million compared to income of $1.2 million in Q2 2019, and an expense of $2.3 million in YTD 2020 compared to income of $2.7 million in YTD 2019. The net decrease was primarily due to decreased interest income on our marketable securities investments and increased interest expense related to the higher outstanding balance on our credit facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2020 Second Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Effective income tax rate	27.1%	28.4%	26.9%	17.4%

For the six months ended June 30, 2020, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first six months of 2020 and 2019, we recognized an income tax benefit of $2.0 million and $14.5 million, respectively, related to the vesting of long-term incentive and restricted stock awards.

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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted Net Income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2020 Second Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2020		2019		2020		2019
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$5,362,317	$7,843	$5,333,698	$7,663	$11,569,588	$8,278	$11,052,358	$8,052
Less: Bonus payroll cost	453,121	662	451,828	649	1,504,089	1,076	1,442,406	1,051
Non-bonus payroll cost	$4,909,196	$7,181	$4,881,870	$7,014	$10,065,499	$7,202	$9,609,952	$7,001
% Change period over period	0.6%	2.4%	14.7%	0.8%	4.7%	2.9%	15.3%	0.7%

Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	June 30, 2020	December 31, 2019

Cash, cash equivalents and marketable securities	$491,351	$402,070
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	190,909	234,553
Client prepayments	31,470	59,612
Adjusted cash, cash equivalents and marketable securities	$268,972	$107,905

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2020		2019		2020		2019
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$51,851	$76	$28,556	$41	$113,943	$82	$104,845	$76
Income tax expense	19,286	28	11,327	16	41,932	30	22,063	16
Interest expense	2,219	3	1,639	2	4,581	3	3,320	2
Depreciation and amortization	7,908	12	6,908	11	15,510	11	13,599	11
EBITDA	81,264	119	48,430	70	175,966	126	143,827	105
Stock-based compensation	10,694	16	8,256	11	17,246	12	14,296	10
Adjusted EBITDA	$91,958	$135	$56,686	$81	$193,212	$138	$158,123	$115
% Change period over period	62.2%	66.7%	21.6%	6.6%	22.2%	20.0%	21.2%	5.5%

Insperity | 2020 Second Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019

Net income	$51,851	$28,556	$113,943	$104,845
Non-GAAP adjustments:
Stock-based compensation	10,694	8,256	17,246	14,296
Total non-GAAP adjustments	10,694	8,256	17,246	14,296
Tax effect	(2,899)	(2,345)	(4,650)	(3,090)
Adjusted net income	$59,646	$34,467	$126,539	$116,051
% Change period over period	73.1%	20.2%	9.0%	31.5%

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts per share)	2020	2019	2020	2019

Diluted EPS	$1.33	$0.69	$2.91	$2.54
Non-GAAP adjustments:
Stock-based compensation	0.27	0.20	0.44	0.35
Total non-GAAP adjustments	0.27	0.20	0.44	0.35
Tax effect	(0.06)	(0.06)	(0.11)	(0.08)
Adjusted EPS	$1.54	$0.83	$3.24	$2.81
% Change period over period	85.5%	22.1%	15.3%	34.4%

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
We had $491.4 million in cash, cash equivalents and marketable securities at June 30, 2020, of which approximately $190.9 million was payable in early July 2020 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $31.5 million represented client prepayments that were payable in July 2020. In March 2020, we borrowed $100.0 million under the Facility, which increased working capital. At June 30, 2020, we had working capital of $228.1 million compared to $105.7 million at December 31, 2019. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2020. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we are carefully monitoring in light of the significant uncertainty created by the COVID-19 pandemic.
As of June 30, 2020, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2020 Second Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash provided by operating activities in the first six months of 2020 was $114.9 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2020, the last business day of the reporting period was a Tuesday, client prepayments were $31.5 million and employment taxes and other deductions were $190.9 million. In the period ended June 30, 2019, the last business day of the reporting period was a Friday, client prepayments were $37.4 million and employment taxes and other deductions were $218.0 million.
•Workers’ compensation plan funding – During YTD 2020, we received $24.8 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2020, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $19.5 million surplus, $10.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at June 30, 2020, were $23.4 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income increased 9.0% to $126.5 million in the first six months ended June 30, 2020, compared to $116.1 million in the first six months ended June 30, 2019. Please read “Results of Operations – First Six Months 2020 Compared to First Six Months 2019.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $36.8 million for the six months ended June 30, 2020, primarily due to property and equipment purchases of $39.5 million partially offset by $2.7 million of marketable securities maturities, net of purchases.
Cash Flows from Financing Activities
Net cash flows provided by financing activities were $11.9 million for the six months ended June 30, 2020. We borrowed $100.0 million under the Facility for general corporate purposes, repurchased or withheld $61.2 million in stock and paid $31.1 million in dividends. During Q2 2020, we elected not to repurchase any shares in light of the economic uncertainties created by the COVID-19 pandemic.

Insperity | 2020 Second Quarter Form 10-Q	33

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2020, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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

Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2020 Second Quarter Form 10-Q	34

OTHER INFORMATION
PART II
Item 1. Legal Proceedings

Please read Note 9 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A. Risk Factors
Forward-Looking Statements
The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, Insperity, Inc., in an effort to help keep our stockholders and the public informed about our operations, may from time to time issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, earnings, unit growth, profit per worksite employee, pricing, operating expenses, benefits and workers’ compensation costs, or other aspects of operating results. We base the forward-looking statements on our expectations, estimates and projections at the time such statements are made. These statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
•adverse economic conditions;
•impact of the COVID-19 pandemic, or other future pandemics, including the scope, severity and duration of the pandemic; government responses; regulatory developments; and the related disruptions and economic impact to our business and the small and medium-sized businesses that we serve;
•regulatory and tax developments and possible adverse application of various federal, state and local regulations;
•the ability to secure competitive replacement contracts for health insurance and workers’ compensation insurance at expiration of current contracts;
•cancellation of client contracts on short notice, or the inability to renew client contracts or attract new clients;
•vulnerability to regional economic factors because of our geographic market concentration;
•increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims;
•failure to manage growth of our operations and the effectiveness of our sales and marketing efforts;
•the impact of the competitive environment and other developments in the human resources services industry, including the PEO industry, on our growth and/or profitability;
•our liability for worksite employee payroll, payroll taxes and benefits costs;
•our liability for disclosure of sensitive or private information;
•our ability to integrate or realize expected returns on our acquisitions;

Insperity | 2020 Second Quarter Form 10-Q	35

OTHER INFORMATION
•failure of our information technology systems;
•an adverse final judgment or settlement of claims against Insperity; and
•disruptions to our business resulting from the actions of certain stockholders.
These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, under “Item 1A. Risk Factors” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Any forward-looking statements are made only as of the date hereof and, unless otherwise required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended June 30, 2020 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
04/01/2020 – 04/30/2020	370	$38.67	—	685,833
05/01/2020 – 05/31/2020	46	50.75	—	685,833
06/01/2020 – 06/30/2020	163	61.50	—	685,833
Total	579	$46.05	—
____________________________________
(1)During the three months ended June 30, 2020, 579 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock, restricted stock units and long term incentive compensation awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of June 30, 2020, we were authorized to repurchase an additional 685,833 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2020 Second Quarter Form 10-Q	36

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
3.2		Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020).
4.1
Rights Agreement dated as of May 21, 2020 between Insperity, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document)

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2020 Second Quarter Form 10-Q	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: August 3, 2020	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2020 Second Quarter Form 10-Q	38