Form 10-Q
period 2020-09-30
INSPERITY, INC.
filed 2020-11-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	September 30, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of October 26, 2020, 38,354,147 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$372,356	$367,342
Restricted cash	45,265	49,295
Marketable securities	33,994	34,728
Accounts receivable, net	528,712	465,779
Prepaid insurance	34,759	10,418
Other current assets	33,772	43,493
Income taxes receivable	—	3,691
Total current assets	1,048,858	974,746
Property and equipment, net of accumulated depreciation	196,210	147,706
Right-of-use (“ROU”) leased assets	60,682	56,886
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	8,100
Deposits – workers’ compensation	181,634	175,913
Goodwill and other intangible assets, net	12,707	12,714
Deferred income taxes, net	—	3,956
Other assets	6,291	5,975
Total assets	$1,523,282	$1,394,996
Liabilities and stockholders' equity
Accounts payable	$6,016	$4,565
Payroll taxes and other payroll deductions payable	178,052	277,248
Accrued worksite employee payroll cost	471,796	401,859
Accrued health insurance costs	44,639	21,180
Accrued workers’ compensation costs	47,956	52,868
Accrued corporate payroll and commissions	39,925	52,612
Other accrued liabilities	46,400	58,713
Income taxes payable	6,286	—
Total current liabilities	841,070	869,045
Accrued workers’ compensation cost, net of current	196,247	193,609
Long-term debt	369,400	269,400
Operating lease liabilities, net of current	64,436	58,863
Deferred income taxes, net	2,801	—
Other accrued liabilities, net of current	8,689	—
Total noncurrent liabilities	641,573	521,872
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	74,598	48,141
Treasury stock, at cost	(620,638)	(544,102)
Retained earnings	586,124	499,485
Total stockholders’ equity	40,639	4,079
Total liabilities and stockholders’ equity	$1,523,282	$1,394,996
See accompanying notes.

Insperity | 2020 Third Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019

Revenues(1)	$1,007,820	$1,043,388	$3,230,669	$3,239,714
Payroll taxes, benefits and workers’ compensation costs	822,787	872,842	2,591,365	2,668,716
Gross profit	185,033	170,546	639,304	570,998
Salaries, wages and payroll taxes	89,429	79,264	266,640	237,340
Stock-based compensation	20,864	6,517	38,110	20,813
Commissions	7,722	8,034	23,657	22,727
Advertising	4,781	4,895	15,334	17,474
General and administrative expenses	25,646	29,773	85,254	92,801
Depreciation and amortization	7,819	7,330	23,329	20,929
Total operating expenses	156,261	135,813	452,324	412,084
Operating income	28,772	34,733	186,980	158,914
Other income (expense):
Interest income	103	2,574	2,351	8,621
Interest expense	(1,731)	(2,122)	(6,312)	(5,442)
Income before income tax expense	27,144	35,185	183,019	162,093
Income tax expense	7,135	9,326	49,067	31,389
Net income	$20,009	$25,859	$133,952	$130,704
Less distributed and undistributed earnings allocated to participating securities	(104)	(284)	(792)	(1,546)
Net income allocated to common shares	$19,905	$25,575	$133,160	$129,158

Net income per share of common stock
Basic	$0.52	$0.64	$3.45	$3.19
Diluted	$0.51	$0.63	$3.43	$3.18
 ____________________________________
(1)Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Gross billings	$6,563,727	$6,555,865	$20,356,164	$19,804,549
Less: WSEE payroll cost	$5,555,907	$5,512,477	$17,125,495	$16,564,835
Revenues	$1,007,820	$1,043,388	$3,230,669	$3,239,714
See accompanying notes.

Insperity | 2020 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2020	2019

Cash flows from operating activities
Net income	$133,952	$130,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,329	20,929
Stock-based compensation	38,110	20,813
Deferred income taxes	6,757	8,659
Changes in operating assets and liabilities:
Accounts receivable	(62,933)	(83,267)
Prepaid insurance	(24,341)	(13,750)
Other current assets	9,721	1,283
Other assets and ROU assets	10,862	(2,709)
Accounts payable	1,451	(5,249)
Payroll taxes and other payroll deductions payable	(99,196)	(80,549)
Accrued worksite employee payroll expense	69,937	81,478
Accrued health insurance costs	23,459	(1,914)
Accrued workers’ compensation costs	(2,273)	6,087
Accrued corporate payroll, commissions and other accrued liabilities	(32,238)	(22,830)
Income taxes payable/receivable	9,977	(12,609)
Total adjustments	(27,378)	(83,628)
Net cash provided by operating activities	106,574	47,076

Cash flows from investing activities
Marketable securities:
Purchases	(42,007)	(90,909)
Proceeds from dispositions	484	5,799
Proceeds from maturities	41,860	85,480
Property and equipment:
Purchases	(68,770)	(35,968)
Net cash used in investing activities	(68,433)	(35,598)

Cash flows from financing activities
Purchase of treasury stock	(91,216)	(153,668)
Dividends paid	(46,522)	(36,777)
Borrowings under revolving line of credit	100,000	95,000
Other	6,302	7,215
Net cash used in financing activities	(31,436)	(88,230)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,705	(76,752)
Cash, cash equivalents and restricted cash beginning of period	592,550	535,474
Cash, cash equivalents and restricted cash end of period	$599,255	$458,722

Insperity | 2020 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2020	2019

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$367,342	$326,773
Restricted cash	49,295	42,227
Deposits – workers’ compensation	175,913	166,474
Cash, cash equivalents and restricted cash beginning of period	$592,550	$535,474

Cash and cash equivalents	$372,356	$243,439
Restricted cash	45,265	45,251
Deposits – workers’ compensation	181,634	170,032
Cash, cash equivalents and restricted cash end of period	$599,255	$458,722

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$18,364	$21,980
See accompanying notes.

Insperity | 2020 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2020 and 2019

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$499,485	$4,079
Purchase of treasury stock, at cost	—	—	—	(91,216)	—	(91,216)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,088)	7,898	(810)	—
Stock-based compensation expense	—	—	32,893	5,217	—	38,110
Other	—	—	652	1,565	—	2,217
Dividends paid	—	—	—	—	(46,522)	(46,522)
Unrealized gain on marketable securities, net of tax	—	—	—	—	19	19
Net income	—	—	—	—	133,952	133,952
Balance at September 30, 2020	55,489	$555	$74,598	$(620,638)	$586,124	$40,639

Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$397,938	$77,676
Purchase of treasury stock, at cost	—	—	—	(153,668)	—	(153,668)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	(951)	—
Stock-based compensation expense	—	—	15,656	5,157	—	20,813
Other	—	—	1,688	517	—	2,205
Dividends paid	—	—	—	—	(36,777)	(36,777)
Unrealized gain on marketable securities, net of tax	—	—	—	—	35	35
Net income	—	—	—	—	130,704	130,704
Balance at September 30, 2019	55,489	$555	$46,401	$(496,917)	$490,949	$40,988

Insperity | 2020 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended September 30, 2020 and 2019

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at June 30, 2020	55,489	$555	$54,783	$(592,313)	$581,613	$44,638
Purchase of treasury stock, at cost	—	—	—	(29,986)	—	(29,986)
Stock-based compensation expense	—	—	19,552	1,312	—	20,864
Other	—	—	263	349	—	612
Dividends paid	—	—	—	—	(15,448)	(15,448)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(50)	(50)
Net income	—	—	—	—	20,009	20,009
Balance at September 30, 2020	55,489	$555	$74,598	$(620,638)	$586,124	$40,639

Balance at June 30, 2019	55,489	$555	$41,009	$(383,830)	$477,155	$134,889
Purchase of treasury stock, at cost	—	—	—	(114,872)	—	(114,872)
Stock-based compensation expense	—	—	4,880	1,637	—	6,517
Other	—	—	512	148	—	660
Dividends paid	—	—	—	—	(12,037)	(12,037)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(28)	(28)
Net income	—	—	—	—	25,859	25,859
Balance at September 30, 2019	55,489	$555	$46,401	$(496,917)	$490,949	$40,988
See accompanying notes.

Insperity | 2020 Third Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2019. Our Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at September 30, 2020 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2020 and 2019, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019 and our Consolidated Statements of Stockholders’ Equity for the nine month periods ended September 30, 2020 and 2019, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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

Insperity | 2020 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at September 30, 2020, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of September 30, 2020, Plan Costs were less than the net premiums paid and owed to United by $32.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $23.8 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2020 were $38.3 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2020 included a reduction of $1.9 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first nine months of 2019 included a charge of $2.9 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2020 and 2019, we reduced accrued workers’ compensation costs by $32.4 million and $26.0 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2020 period was 0.7% and in the 2019 period was 2.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2020 Third Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in thousands)	2020	2019

Beginning balance, January 1,	$242,904	$229,639
Accrued claims	33,397	44,334
Present value discount, net of accretion	(500)	(3,664)
Paid claims	(34,289)	(34,669)
Ending balance	$241,512	$235,640

Current portion of accrued claims	$45,265	$45,250
Long-term portion of accrued claims	196,247	190,390
Total accrued claims	$241,512	$235,640
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at September 30, 2020 includes $2.7 million of workers’ compensation administrative fees.
As of September 30, 2020 and 2019, the undiscounted accrued workers’ compensation costs were $259.4 million and $255.3 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the first nine months of 2020 and 2019, we received $24.8 million and $16.7 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits – workers’ compensation. At September 30, 2020, we had restricted cash of $45.3 million and deposits – workers’ compensation of $181.6 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $520.9 million and $448.1 million at September 30, 2020 and December 31, 2019, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update (“ASU”) No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2020 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	% Change	2020	2019	% Change

Northeast	$278,712	$271,839	2.5%	$896,113	$853,263	5.0%
Southeast	121,439	122,992	(1.3)%	379,614	373,044	1.8%
Central	182,245	180,602	0.9%	570,559	555,797	2.7%
Southwest	217,527	242,200	(10.2)%	712,185	756,495	(5.9)%
West	195,412	212,618	(8.1)%	634,533	661,460	(4.1)%
	995,335	1,030,251	(3.4)%	3,193,004	3,200,059	(0.2)%
Other revenue	12,485	13,137	(5.0)%	37,665	39,655	(5.0)%
Total revenue	$1,007,820	$1,043,388	(3.4)%	$3,230,669	$3,239,714	(0.3)%
Recently Adopted Accounting Standards
We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020 with no material impact. Under this standard, we estimate our reserves using information about past events, current conditions and risk characteristics of our customer when assessing risk associated with the collectability of accounts receivables, including unbilled accounts receivables. We require clients to pay invoices for service fees not later than the same day as the applicable payroll date. As such, we generally do not require collateral. As of September 30, 2020, allowance for bad debts was immaterial.

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2020			December 31, 2019
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$314,952	$—	$314,952	$349,857	$—	$349,857
Investment holdings	38,867	33,994	72,861	13,218	34,728	47,946
Cash in demand accounts	28,259	—	28,259	36,521	—	36,521
Outstanding checks	(9,722)	—	(9,722)	(32,254)	—	(32,254)
Total	$372,356	$33,994	$406,350	$367,342	$34,728	$402,070
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2020 and December 31, 2019 included $147.1 million and $234.6 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $46.5 million and $59.6 million, respectively, in client prepayments.

4.	Fair Value Measurements
We account for our financial assets in accordance with Accounting Standard Codification 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value measurement disclosures are grouped into three levels based on valuation factors:
•Level 1 - quoted prices in active markets using identical assets

Insperity | 2020 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
•Level 2 - significant other observable inputs, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other observable inputs
•Level 3 - significant unobservable inputs
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2020			December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$353,819	$353,819	$—	$363,075	$363,075	$—
U.S. Treasury bills	10,411	10,411	—	34,728	34,728	—
Municipal bonds	23,583	—	23,583	—	—	—
Total	$387,813	$364,230	$23,583	$397,803	$397,803	$—
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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2020
U.S. Treasury bills	$10,410	$1	$—	$10,411
Municipal bonds	23,554	29	—	23,583
Total	$33,964	$30	$—	$33,994

December 31, 2019
U.S. Treasury bills	$34,716	$13	$(1)	$34,728
Total	$34,716	$13	$(1)	$34,728

As of September 30, 2020, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$33,964	$33,994
One to five years	—	—
Total	$33,964	$33,994
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2020, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

Insperity | 2020 Third Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity of up to $500 million. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At September 30, 2020, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $129.6 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the nine month period ended September 30, 2020 was 2.52%. Interest expense and unused commitment fees are recorded in other income (expense). Upon the discontinuation of LIBOR, the Facility provides that we and the agent will negotiate in good faith to amend the agreement to address such discontinuation and to place the parties in substantially the same economic position.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2020.

6.	Stockholders' Equity
During the first nine months of 2020, we repurchased or withheld an aggregate of 1,336,884 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2020, 1,186,000 shares were repurchased under the Repurchase Program. As of September 30, 2020, we were authorized to repurchase an additional 227,833 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2020, we withheld 150,884 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2020	2019

First quarter	$0.40	$0.30
Second quarter	0.40	0.30
Third quarter	0.40	0.30

Insperity | 2020 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended September 30, 2020 and 2019, we paid dividends totaling $46.5 million and $36.8 million, respectively.
Rights Plan
On May 21, 2020, the Board declared a dividend of one right (“Right”) for each outstanding share of common stock to common stockholders of record at the close of business on June 1, 2020 (the “Rights Plan”). Each Right, if and when it becomes exercisable, entitles the registered holder to purchase from us one unit consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share. Initially, the Rights are attached to all outstanding shares of our common stock. The Rights are not currently exercisable and the Rights Plan will expire at the close of business on May 20, 2021, unless the Rights are earlier redeemed or exchanged by us.

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

Insperity | 2020 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net income	$20,009	$25,859	$133,952	$130,704
Less distributed and undistributed earnings allocated to participating securities	(104)	(284)	(792)	(1,546)
Net income allocated to common shares	$19,905	$25,575	$133,160	$129,158

Weighted average common shares outstanding	38,507	40,168	38,625	40,481
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	234	149	193	143
Adjusted weighted average common shares outstanding	38,741	40,317	38,818	40,624

9.	Commitments and Contingencies
Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and a third-party who served as the discretionary trustee (the “Co-Defendant”) of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The court certified a class defined as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” The court dismissed the breach of fiduciary duty claims relating to the selection of an Insperity subsidiary to serve as the recordkeeper of the Plan. On March 28, 2019, the court partially granted Insperity’s motion for summary judgment, resulting in the dismissal of the claims concerning allegations of excessive recordkeeping fees. The court denied the plaintiffs’ request for a jury trial and set a bench trial, which was held from March 2, 2020 to March 13, 2020. At trial, the plaintiffs alleged damages up to approximately $146 million against all defendants. All parties filed proposed findings of fact and conclusions of law on June 15, 2020. On September 18, 2020, the plaintiffs and Co-Defendant informed the court that they reached an agreement in principle to settle the entire case, including a full and final release of all claims against Insperity. Insperity did not participate in the settlement discussions and will make no financial contribution to the settlement. In connection with the settlement, the plaintiffs and Co-Defendant filed a motion to extend the class period to March 31, 2019, which the court granted. The court has also granted preliminary approval of the settlement and has set the final approval hearing on March 5, 2021. As a result of the uncertainty regarding the outcome of this matter and the subsequent settlement agreement that, if approved by the court, will end the case with no financial contribution from Insperity, no provision has been made in the accompanying Consolidated Financial Statements.
Securities Class Action Lawsuit
In July 2020, a federal securities class action was filed against us and certain of our officers in the United States District Court for the Southern District of New York. The name of the case is Building Trades Pension Fund of Western Pennsylvania v. Insperity, Inc., et al., Case No. 1:20-cv-05635-NRB. On October 23, 2020, the court issued an order appointing Oakland County Employees’ Retirement System and Oakland County Voluntary Employees’ Beneficiary Association Trust as lead plaintiff. The complaint alleges that we made materially false and misleading statements regarding our business and operations in violation of the federal securities laws and seeks unspecified damages, the payment of reasonable attorneys’ fees, expert fees and other costs, and such other relief that may be deemed proper. We believe the allegations in the action are without merit, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.

Insperity | 2020 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Insperity | 2020 Third Quarter Form 10-Q	18

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
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant reduction in U.S. economic activity. As the duration of the pandemic and such economic impacts remain uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing remote working for all non-essential employees and providing extra safety measures at corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, loans and loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients during the pandemic included additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, return to workforce and workplace safety.
The COVID-19 pandemic did not have a significant impact to our first quarter 2020 financial results due to the increased spread of, and related government and business responses to, the COVID-19 pandemic not occurring until late in the quarter. However, towards the end of the first quarter, clients began layoffs and temporary leaves of absence of worksite employees (“WSEEs”), and this trend continued into the second quarter and resulted in a 1.8% decline in year-over-year average number of paid WSEEs per month in the second quarter. In the third quarter of 2020, the number of WSEEs returning to work as well as new hires exceeded layoffs, resulting in a 1.7% sequential increase and a 3.8% year-over-year decline in the average number of paid WSEEs per month. We expect the average number of paid WSEEs per month to decline between 2.1% and 3.0% in the fourth quarter of 2020 as compared to the fourth quarter of 2019, which equates to the average number of paid worksite employees per month growing 2% to 3% sequentially from the third quarter of 2020. We expect overall reduced employment levels to have a negative impact on our financial results for at least the remainder of 2020 as compared to 2019.
We experienced a 10.7% decrease in the year-over-year benefits costs per covered employee during the second quarter of 2020 and a 1.1% increase in the year-over-year benefits costs per covered employee during the third quarter of 2020. The third quarter 2020 increase in benefits costs per covered employee over the preceding second quarter of 2020 was due primarily to an increase in non-essential claims as a result of higher utilization and fewer deferrals or cancellations associated with the COVID-19 pandemic. We currently expect to experience higher costs related to COVID-19 and certain non-essential elective healthcare procedures during the remainder of 2020 and possibly into 2021 that had been deferred in response to COVID-19 governmental requirements or guidance related to shelter in place and similar orders. As a result, we expect that our healthcare claim costs will not be reflective of our historical quarterly claim cost trends. In addition, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain. As the impact of the COVID-19 pandemic emerges, such impact, if any, on our workers’ compensation program will be reflected in future reporting periods.

Insperity | 2020 Third Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the speed and effectiveness of responses to combat the virus, including the development and availability of therapeutics and vaccines. See Part II, Item 1A. “Risk Factors” for additional information.
2020 Highlights
Third Quarter 2020 Compared to Third Quarter 2019
•Average number of WSEEs paid per month decreased 3.8%
•Net income and diluted earnings per share (“diluted EPS”) decreased 22.6% and 19.0%, to $20.0 million and $0.51, respectively
•Adjusted EPS increased 21.3% to $0.91
•Adjusted EBITDA increased 12.5% to $57.6 million
First Nine Months 2020 Compared to First Nine Months 2019
•Average number of WSEEs paid per month decreased 0.1%
•Net income and diluted EPS increased 2.5% and 7.9% to $134.0 million and $3.43, respectively
•Adjusted EPS increased 16.2% to $4.15
•Adjusted EBITDA increased 19.8% to $250.8 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2020 Third Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

Financial data:
Revenues	$1,007,820	$1,043,388	(3.4)%	$3,230,669	$3,239,714	(0.3)%
Gross profit	185,033	170,546	8.5%	639,304	570,998	12.0%
Operating expenses	156,261	135,813	15.1%	452,324	412,084	9.8%
Operating income	28,772	34,733	(17.2)%	186,980	158,914	17.7%
Other income (expense)	(1,628)	452	—	(3,961)	3,179	—
Net income	20,009	25,859	(22.6)%	133,952	130,704	2.5%
Diluted EPS	0.51	0.63	(19.0)%	3.43	3.18	7.9%

Non-GAAP financial measures(1):
Adjusted net income	$35,389	$30,648	15.5%	$161,928	$146,699	10.4%
Adjusted EBITDA	57,558	51,154	12.5%	250,770	209,277	19.8%
Adjusted EPS	0.91	0.75	21.3%	4.15	3.57	16.2%

Average WSEEs paid	231,750	240,939	(3.8)%	232,553	232,825	(0.1)%

Statistical data (per WSEE per month):
Revenues(2)	$1,450	$1,444	0.4%	$1,544	$1,546	(0.1)%
Gross profit	266	236	12.7%	305	272	12.1%
Operating expenses	225	188	19.7%	216	197	9.6%
Operating income	41	48	(14.6)%	89	76	17.1%
Net income	29	36	(19.4)%	64	62	3.2%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2020	2019	2020	2019
Gross billings	$9,441	$9,070	$9,726	$9,451
Less: WSEE payroll cost	7,991	7,626	8,182	7,905
Revenues	$1,450	$1,444	$1,544	$1,546

New Accounting Pronouncements
Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – Recently Adopted Accounting Standards," for new accounting pronouncements information.
Results of Operations
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:
•WSEEs

Insperity | 2020 Third Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Adjusted EBITDA
•Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through WSEE new hires and layoffs.

•During the third quarter of 2020 (“Q3 2020”), WSEEs paid declined 3.8% compared to the third quarter of 2019 (“Q3 2019”). The net gain (loss) in our client base improved over Q3 2019. In addition, the number of WSEEs paid from new client sales was 92% of Q3 2019 paid from new client sales and client retention averaged 99% in 2020 and 2019.

•During the first nine months of 2020 (“YTD 2020”), WSEEs paid declined 0.1% compared to the first nine months of 2019 (“YTD 2019”). The number of WSEEs paid from new client sales was 96% of YTD 2019. While the net gain (loss) in our client base declined compared to YTD 2019, due primarily to layoffs and furloughs of WSEEs by our clients resulting from the effect of the on-going COVID-19 pandemic, we have seen certain clients make significant hiring of worksite employees while other clients have experienced significant layoffs. Average client retention declined slightly compared to YTD 2019.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2020 Third Quarter Form 10-Q	22

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

Insperity | 2020 Third Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Third Quarter 2020 Compared to Third Quarter 2019
Our revenues for Q3 2020 were $1.0 billion, a decrease of 3.4%, primarily due to the following:
•Average WSEEs paid decreased 3.8%.
•Revenues per WSEE per month increased 0.4%, or $6, primarily due to higher average pricing partially offset by $40.2 million in FICA deferral elections by clients and credits pursuant to the CARES Act and the Families First Coronavirus Response Act, which also reduced our direct costs and therefore has no net effect on our gross profit.
First Nine Months 2020 Compared to First Nine Months 2019
Our revenues for YTD 2020 were $3.2 billion, a decrease of 0.3%, primarily due to the following:
•Average WSEEs paid decreased 0.1%.
•Revenues per WSEE per month decreased 0.1%, or $2, primarily due to higher average pricing, which was partially offset by $85.0 million in FICA deferral elections by clients and credits pursuant to the CARES Act and the Families First Coronavirus Response Act, which also reduced our direct costs and therefore has no net effect on our gross profit. In addition, during the second quarter of 2020, we accrued $11.6 million of client comprehensive service fee credits applied generally on a WSEE basis across our active client base to assist clients in addressing the unprecedented economic impact of the COVID-19 pandemic.

Insperity | 2020 Third Quarter Form 10-Q	24

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

Insperity | 2020 Third Quarter Form 10-Q	25

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Third Quarter 2020 Compared to Third Quarter 2019
Gross profit for Q3 2020 increased 8.5% to $185.0 million compared to $170.5 million in Q3 2019. Gross profit per WSEE per month for Q3 2020 increased $30 to $266 compared to $236 in Q3 2019 due primarily to the relative changes in higher pricing and lower direct costs as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month increased $6 and decreased $24, respectively, due to higher average pricing, which was partially offset by client FICA deferral elections pursuant to the CARES Act in Q3 2020 and changes in the primary direct cost components, respectively.
The net decrease in costs between Q3 2020 and Q3 2019 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $18.6 million as discussed below. The primary direct cost components changed as follows:
Benefits costs

Insperity | 2020 Third Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•The cost of group health insurance and related employee benefits increased $27 per WSEE per month and increased 1.1% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 67.9% in Q3 2020 compared to 66.0% in Q3 2019.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $7.7 million, or $11 per WSEE per month, in Q3 2020 compared to an increase in costs of $7.0 million, or $10 per WSEE per month, in Q3 2019.
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
•Workers’ compensation costs decreased 30.8%, or $9 per WSEE per month, in Q3 2020 compared to Q3 2019.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in Q3 2020 were 0.30% compared to 0.43% in Q3 2019.
•We recorded a reduction in workers’ compensation costs of $11.4 million, or 0.22% of non-bonus payroll costs, in Q3 2020 compared to a reduction of $7.5 million, or 0.15% of non-bonus payroll costs, in Q3 2019, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes decreased 12.7% on an 0.8% increase in payroll costs, or $44 per WSEE per month, primarily due to $40.2 million of FICA deferral elections by clients pursuant to the CARES Act. In addition, Internal Revenue Service tax reporting changes in 2020 eliminated PEO reporting of payroll taxes for self-employed owners.
•Payroll taxes as a percentage of payroll costs decreased to 5.4% in Q3 2020 compared to 6.2% in Q3 2019.
First Nine Months 2020 Compared to First Nine Months 2019
Gross profit for YTD 2020 increased 12.0% to $639.3 million compared to $571.0 million in YTD 2019. Gross profit per WSEE per month for YTD 2020 increased $33 to $305 compared to $272 in YTD 2019 due primarily to the relative changes in higher pricing and lower direct costs as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month decreased $2 and $35, respectively, due to higher average pricing, which was offset by client FICA deferral elections pursuant to the CARES Act in YTD 2020 and changes in the primary direct cost components, respectively.
The net decrease in costs between YTD 2020 and YTD 2019 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $11.2 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $3 per WSEE per month and decreased 1.5% on a cost per covered employee basis due primarily to a decrease in claims as a result of lower utilization and the deferral of nonessential healthcare procedures, primarily in the second quarter of 2020, in response to COVID-19 government requirements or guidance.

Insperity | 2020 Third Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•The percentage of WSEEs covered under our health insurance plans was 68.0% in YTD 2020 compared to 66.6% in YTD 2019.
•Reported results include changes in estimated claims run-off related to prior periods which was a decrease in costs of $1.9 million, or $1 per WSEE per month, in YTD 2020 compared to an increase in costs of $2.9 million, or $2 per WSEE per month, in YTD 2019.
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
•Workers’ compensation costs decreased 15.4%, or $4 on a per WSEE per month basis, in YTD 2020 compared to YTD 2019.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2020 were 0.33% compared to 0.40% in YTD 2019.
•We recorded a reduction in workers’ compensation costs of $32.4 million, or 0.21% of non-bonus payroll costs, in YTD 2020 compared to a reduction of $26.0 million, or 0.18% of non-bonus payroll costs, in YTD 2019, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes decreased 6.3% on a 3.4% increase in payroll costs, or $35 per WSEE per month, primarily due to $85.0 million of FICA deferral elections by clients pursuant to the CARES Act. In addition, Internal Revenue Service tax reporting changes in 2020 eliminated PEO reporting of payroll taxes for self-employed owners.
•Payroll taxes as a percentage of payroll costs decreased to 6.4% in YTD 2020 compared to 7.1% in YTD 2019.
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
•Commissions — Commissions expense consists primarily of amounts paid to sales managers and other sales personnel, including business performance advisors (“BPAs”), as well as, channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.
•Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services
◦administrative costs, such as postage, printing and supplies
◦employee travel and training expenses

Insperity | 2020 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
◦technology and facility repairs and maintenance costs
•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices and technology infrastructure.
Third Quarter 2020 Compared to Third Quarter 2019
The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,
	$			WSEE
(in thousands, except per WSEE)	2020	2019	% Change	2020	2019	% Change

Salaries	$89,429	$79,264	12.8%	$129	$110	17.3%
Stock-based compensation	20,864	6,517	220.1%	30	9	233.3%
Commissions	7,722	8,034	(3.9)%	11	11	—
Advertising	4,781	4,895	(2.3)%	7	7	—
General and administrative	25,646	29,773	(13.9)%	37	41	(9.8)%
Depreciation and amortization	7,819	7,330	6.7%	11	10	10.0%
Total operating expenses	$156,261	$135,813	15.1%	$225	$188	19.7%
Operating expenses for Q3 2020 increased 15.1% to $156.3 million compared to $135.8 million in Q3 2019. Operating expenses per WSEE per month for Q3 2020 increased 19.7% to $225 compared to $188 in Q3 2019.
•Salaries of corporate and sales staff for Q3 2020 increased 12.8% to $89.4 million, or $19 per WSEE per month, compared to Q3 2019. This increase was primarily due to a 2.3% increase in corporate headcount, including a 6.8% increase in total BPAs in Q3 2020 compared to Q3 2019 and higher incentive compensation accruals in Q3 2020 related to better than expected YTD 2020 operating results compared to lower than expected YTD 2019 operating results in Q3 2019.
•Stock based compensation expense for Q3 2020 increased 220.1% to $20.9 million, or $21 per WSEE per month, compared to Q3 2019. The increase was primarily due to an increase in the number of stock awards anticipated to be earned related to performance-based awards granted under our short-term and long-term incentive plans based on our higher than expected year-to-date operating results in Q3 2020 compared to lower than expected year-to-date results in Q3 2019. In addition, Q3 2020 contains the acceleration of expense for employees who meet the retirement eligibility requirements for continued vesting. Please read Note 7 to the Consolidated Financial Statements, “Incentive Plans,” for additional information.
•Commissions expense for Q3 2020 decreased 3.9% to $7.7 million, but remained flat on a per WSEE per month basis, compared to Q3 2019. The decrease was primarily due to reductions in commissions associated with PEO HR Outsourcing solutions and our other business performance solutions offerings, partially offset by an increase in the amount of sales channel referral fees paid during Q3 2020.
•Advertising expense for Q3 2020 decreased 2.3% to $4.8 million, but remained flat on a per WSEE per month basis, compared to Q3 2019. The decrease was primarily due to decreases in trade shows and events due to COVID-19, partially offset by an increase in internet advertising.
•General and administrative expenses for Q3 2020 decreased 13.9% to $25.6 million, or $4 per WSEE per month, compared to Q3 2019. The decrease was primarily due to reductions in travel and training costs in response to the COVID-19 pandemic, partially offset by increases in technology licensing costs, corporate insurance and rent.
•Depreciation and amortization expense for Q3 2020 increased 6.7% to $7.8 million, or $1 per WSEE per month, compared to Q3 2019. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Insperity | 2020 Third Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Nine Months 2020 Compared to First Nine Months 2019

	Nine Months Ended September 30,
	$			WSEE
(in thousands, except per WSEE)	2020	2019	% Change	2020	2019	% Change

Salaries	$266,640	$237,340	12.3%	$127	$113	12.4%
Stock-based compensation	38,110	20,813	83.1%	18	10	80.0%
Commissions	23,657	22,727	4.1%	11	11	—
Advertising	15,334	17,474	(12.2)%	7	8	(12.5)%
General and administrative	85,254	92,801	(8.1)%	42	45	(6.7)%
Depreciation and amortization	23,329	20,929	11.5%	11	10	10.0%
Total operating expenses	$452,324	$412,084	9.8%	$216	$197	9.6%
Operating expenses for YTD 2020 increased 9.8% to $452.3 million compared to $412.1 million in YTD 2019. Operating expenses per WSEE per month for YTD 2020 increased 9.6% to $216 compared to $197 in YTD 2019.
•Salaries of corporate and sales staff for YTD 2020 increased 12.3% to $266.6 million, or $14 per WSEE per month, compared to YTD 2019. This increase was primarily due to a 5.0% increase in corporate headcount, including an 10.7% increase in total BPAs in YTD 2020 compared to YTD 2019 and higher incentive compensation accruals in YTD 2020 related to better than expected YTD 2020 operating results compared to lower than expected YTD 2019 operating results in Q3 2019.
•Stock based compensation expense for YTD 2020 increased 83.1% to $38.1 million or $8 per WSEE per month, compared to YTD 2019. The increase was primarily due to an increase in the number of stock awards anticipated to be earned related to performance-based awards granted under our short-term and long-term incentive plans based on our higher than expected YTD 2020 operating results compared to lower than expected YTD 2019 operating results. In addition, YTD 2020 contains the acceleration of expense for employees who meet the retirement eligibility requirements for continued vesting. Please read Note 7 to the Consolidated Financial Statements, “Incentive Plans,” for additional information.
•Commissions expense for YTD 2020 increased 4.1% to $23.7 million, but remained flat on a per WSEE per month basis, compared to YTD 2019. The increase was primarily due to commissions associated with growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2020. Additionally, as a result of the extension of our fall campaign into Q1 2020, the bonuses paid to sales managers increased in YTD 2020 compared to YTD 2019.
•Advertising expense for YTD 2020 decreased 12.2% to $15.3 million, or $1 per WSEE per month, compared to YTD 2019. The decrease was primarily due to the cancellation of the 2020 Insperity Invitational and decreases in trade shows and events due to COVID-19, partially offset by an increase in internet advertising.
•General and administrative expenses for YTD 2020 decreased 8.1% to $85.3 million, or $3 per WSEE per month, compared to YTD 2019. The decrease was primarily due to decreased travel and training expenses in response to the COVID-19 pandemic, partially offset by increases in technology licensing costs, corporate insurance and rent.
•Depreciation and amortization expense for YTD 2020 increased 11.5% to $23.3 million, or $1 per WSEE per month, compared to YTD 2019. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.
Other Income (Expense)
Other Income (expense) for Q3 2020 was an expense of $1.6 million compared to income of $0.5 million in Q3 2019, and an expense of $4.0 million in YTD 2020 compared to income of $3.2 million in YTD 2019. The net decrease was primarily due to decreased interest income on our marketable securities investments and workers’ compensation deposit and increased interest expense related to the higher outstanding balance on our credit facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2020 Third Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Effective income tax rate	26.3%	26.5%	26.8%	19.4%

For the nine months ended September 30, 2020, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first nine months of 2020 and 2019, we recognized an income tax benefit of $2.0 million and $14.5 million, respectively, related to the vesting of long-term incentive and restricted stock awards.

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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted Net Income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2020 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$5,555,907	$7,991	$5,512,477	$7,626	$17,125,495	$8,182	$16,564,835	$7,905
Less: Bonus payroll cost	431,861	621	408,931	566	1,935,950	925	1,851,338	884
Non-bonus payroll cost	$5,124,046	$7,370	$5,103,546	$7,060	$15,189,545	$7,257	$14,713,497	$7,021
% Change period over period	0.4%	4.4%	14.7%	2.3%	3.2%	3.4%	15.1%	1.3%

Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	September 30, 2020	December 31, 2019

Cash, cash equivalents and marketable securities	$406,350	$402,070
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	147,149	234,553
Client prepayments	46,526	59,612
Adjusted cash, cash equivalents and marketable securities	$212,675	$107,905

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2020		2019		2020		2019
	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$20,009	$29	$25,859	$36	$133,952	$64	$130,704	$62
Income tax expense	7,135	10	9,326	13	49,067	23	31,389	15
Interest expense	1,731	2	2,122	3	6,312	3	5,442	3
Depreciation and amortization	7,819	12	7,330	10	23,329	12	20,929	10
EBITDA	36,694	53	44,637	62	212,660	102	188,464	90
Stock-based compensation	20,864	30	6,517	9	38,110	18	20,813	10
Adjusted EBITDA	$57,558	$83	$51,154	$71	$250,770	$120	$209,277	$100
% Change period over period	12.5%	16.9%	(16.9)%	(25.3)%	19.8%	20.0%	9.0%	(3.8)%

Insperity | 2020 Third Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019

Net income	$20,009	$25,859	$133,952	$130,704
Non-GAAP adjustments:
Stock-based compensation	20,864	6,517	38,110	20,813
Total non-GAAP adjustments	20,864	6,517	38,110	20,813
Tax effect	(5,484)	(1,728)	(10,134)	(4,818)
Adjusted net income	$35,389	$30,648	$161,928	$146,699
% Change period over period	15.5%	(24.3)%	10.4%	14.0%

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2020	2019	2020	2019

Diluted EPS	$0.51	$0.63	$3.43	$3.18
Non-GAAP adjustments:
Stock-based compensation	0.54	0.16	0.98	0.51
Total non-GAAP adjustments	0.54	0.16	0.98	0.51
Tax effect	(0.14)	(0.04)	(0.26)	(0.12)
Adjusted EPS	$0.91	$0.75	$4.15	$3.57
% Change period over period	21.3%	(21.9)%	16.2%	16.7%

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
We had $406.4 million in cash, cash equivalents and marketable securities at September 30, 2020, of which approximately $147.1 million was payable in early October 2020 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $46.5 million represented client prepayments that were payable in October 2020. In March 2020, we borrowed $100.0 million under the Facility, which increased working capital. At September 30, 2020, we had working capital of $207.8 million compared to $105.7 million at December 31, 2019. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2020. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we are carefully monitoring in light of the significant uncertainty created by the COVID-19 pandemic.

Insperity | 2020 Third Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of September 30, 2020, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first nine months of 2020 was $106.6 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2020, the last business day of the reporting period was a Wednesday, client prepayments were $46.5 million and employment taxes and other deductions were $147.1 million. In the period ended September 30, 2019, the last business day of the reporting period was a Monday, client prepayments were $19.7 million and employment taxes and other deductions were $153.8 million.
•Workers’ compensation plan funding – During YTD 2020, we received $24.8 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2020, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $32.8 million surplus, $23.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at September 30, 2020, were $38.3 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income increased 10.4% to $161.9 million in the first nine months ended September 30, 2020, compared to $146.7 million in the first nine months ended September 30, 2019. Please read “Results of Operations – First Nine Months 2020 Compared to First Nine Months 2019.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $68.4 million for the nine months ended September 30, 2020, primarily due to property and equipment purchases of $68.8 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $31.4 million for the nine months ended September 30, 2020. We borrowed $100.0 million under the Facility for general corporate purposes, repurchased or withheld $91.2 million in stock and paid $46.5 million in dividends.

Insperity | 2020 Third Quarter Form 10-Q	34

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2020, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2020 Third Quarter Form 10-Q	35

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
•our liability for disclosure of sensitive or private information;
•our ability to integrate or realize expected returns on our acquisitions;
•failure of our information technology systems;

Insperity | 2020 Third Quarter Form 10-Q	36

OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2020 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(1)	Maximum Number of Shares Available for Purchase under Announced Program(1)
07/01/2020 – 07/31/2020	—	$—	—	685,833
08/01/2020 – 08/31/2020	54,000	68.67	54,000	631,833
09/01/2020 – 09/30/2020	404,000	65.04	404,000	227,833
Total	458,000	$65.47	458,000
____________________________________
(1)As of September 30, 2020, we were authorized to repurchase an additional 227,833 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2020 Third Quarter Form 10-Q	37

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2020 Third Quarter Form 10-Q	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: November 2, 2020	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2020 Third Quarter Form 10-Q	39