Form 10-K
period 2020-12-31
INSPERITY, INC.
filed 2021-02-12
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended	December 31, 2020
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________
Commission File No. 1-13998
Insperity, Inc.

(Exact name of registrant as specified in its charter)

Delaware		76-0479645
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

19001 Crescent Springs Drive
Kingwood,	Texas	77339
(Address of principal executive offices)		(Zip Code)
(Registrant’s Telephone Number, Including Area Code):  (281) 358-8986

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, Par value $0.01 per share	NSP	New York Stock Exchange
Rights to Purchase Shares	NSP	New York Stock Exchange
(Title of class)	(Trading symbol)	(Name of exchange on which registered)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of February 4, 2021, 38,212,701 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2020 closing price of the common stock as reported by the New York Stock Exchange) was approximately $2.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2021 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

BUSINESS
PART I
Unless otherwise indicated, “Insperity,” “we,” “our” and “us” are used in this annual report to refer to Insperity, Inc. and its consolidated subsidiaries. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this annual report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this annual report, including, without limitation, factors discussed in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Insperity	2	2020 Form 10-K

BUSINESS
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
In addition to our PEO HR Outsourcing solutions, we offer Workforce AccelerationTM, a comprehensive service that includes traditional payroll and human capital management solutions. We also offer a number of other business performance solutions, including Comprehensive Traditional Payroll and Human Capital Management, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products and services are offered separately or along with our PEO HR Outsourcing solutions or with Workforce Acceleration.
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
As of December 31, 2020, we had 70 offices, including 82 sales offices in 40 markets. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 40 sales markets, which serviced an average of 239,232 WSEEs per month in the fourth quarter of 2020. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.
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

Insperity	3	2020 Form 10-K

BUSINESS
quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the standing committees of our Board of Directors and other documents related to our corporate governance, including our Code of Conduct. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters and other governance documents and filings can be requested by writing to our corporate secretary at the address above.
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
We believe the key factors driving demand for PEO services include:
•the focus on growth and productivity of the small and medium-sized business community in the United States, utilizing outsourcing to concentrate on core competencies
•the need to provide competitive health care and related benefits to attract and retain employees
•the increasing costs associated with health and workers’ compensation insurance coverage, workplace safety programs, employee-related complaints and litigation
•complex regulation of payroll, payroll tax and employment issues and the related costs of compliance, including the allocation of time and effort to such functions by owners and key executives
•the significant costs, time and specialized knowledge required to purchase or develop the technology infrastructure to administer benefits, HR and payroll processing on an integrated basis
A significant factor in the development of the PEO industry has been increasing recognition and acceptance of PEOs and the co-employer relationship by federal and state governmental authorities. Insperity and other industry leaders, in concert with the National Association of Professional Employer Organizations (“NAPEO”), have worked with the relevant governmental entities for the establishment of a regulatory framework that protects clients and employees, discourages unscrupulous and financially unsound PEOs, and promotes further development of the industry. Currently, 42 states have enacted legislation either recognizing PEOs or requiring licensing, registration, or certification, and several others are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and helps to resolve interpretive issues concerning employer/employee status for specific purposes under applicable state law. We have actively supported such regulatory efforts and are currently recognized, licensed, registered, certified or pursuing registration in all of these states. The cost of compliance with these regulations is not material to our financial position or results of operations.
The Small Business Efficiency Act (“SBEA”) created a federal regulatory framework for the payment of wages to WSEEs and the reporting and remittance of federal payroll taxes on those wages paid by PEOs certified under the Internal Revenue Code as meeting certain requirements (“CPEOs”). We actively supported the enactment of this law. The SBEA clarified that a CPEO, rather than the client, is treated as the employer for purposes of reporting and remitting payroll taxes. It also clarified that a CPEO is treated as a successor employer for purposes of the wage base of WSEEs on which federal payroll taxes are applied. In addition, the law clarified that clients of a CPEO remain eligible for specified tax credits for which they would have been eligible absent the CPEO relationship. Following the establishment of the voluntary certification program by the Internal Revenue Service of the United States (“IRS”) and Treasury Department, our PEO subsidiary, Insperity PEO Services, L.P., received its designation as a CPEO from the IRS.

Insperity	4	2020 Form 10-K

BUSINESS
Service Offerings
PEO HR Outsourcing Solutions
We serve small and medium-sized businesses by providing our PEO HR Outsourcing solutions, which encompass a broad range of services. Both of our PEO HR Outsourcing solutions offer the following:
•benefits and payroll administration
•health and workers’ compensation insurance programs
•personnel records management
•employer liability management
•assistance with government compliance
•general HR advice
•access to Insperity Premier for employees, managers and client owners
•401(k) retirement plan sponsored by us
Our Workforce Optimization solution also provides additional services that our Workforce Synchronization clients can purchase for an additional fee, including the following:
•employee recruiting and support
•employee performance management
•training and development services
Our PEO HR Outsourcing solutions are designed to attract and retain high-quality employees, while relieving client owners and key executives of many employer-related administrative and regulatory burdens. Among the employment-related laws and regulations that may affect a client are the following:

•	Internal Revenue Code (the “Code”)	•	Genetic Information Nondiscrimination Act of 2008
•	Federal Income Contribution Act (FICA)	•	Drug-Free Workplace Act
•	Federal Unemployment Tax Act (FUTA)	•	Occupational Safety and Health Act (OSHA)
•	Fair Labor Standards Act (FLSA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Employee Retirement Income Security Act, as amended (ERISA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	State unemployment and employment security laws
•	Immigration Reform and Control Act (IRCA)	•	State workers’ compensation laws
•	Title VII (Civil Rights Act of 1964)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Health Insurance Portability and Accountability Act (HIPAA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Age Discrimination in Employment Act (ADEA)	•	State and local law equivalents of the foregoing
•	Americans with Disabilities Act (ADA)	•	The Families First Coronavirus Response Act (FFCRA)
•	The Family and Medical Leave Act (FMLA)	•	The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act

Insperity	5	2020 Form 10-K

BUSINESS
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
Administrative Functions. Administrative functions encompass a wide variety of processing and recordkeeping tasks, mostly related to payroll administration and regulatory compliance. Specific examples include:
•payroll processing
•payroll tax deposits
•payroll tax reporting
•employee file maintenance
•unemployment claims processing
•workers’ compensation claims reporting and monitoring
Benefit Plans Administration. We maintain several benefit plans for eligible WSEEs including the following:
•a group health plan
•a health savings account program
•a health care flexible spending account plan
•a 401(k) retirement plan
•cafeteria plans for group health and health savings account contributions
•short-term and long-term disability insurance
•an educational assistance program
•an adoption assistance program
•group term life insurance
•group universal life insurance
•accidental death and dismemberment insurance
•paid family leave, where required by law
The group health plan includes medical, dental, vision and prescription drug coverage, as well as a work-life program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of these benefits to WSEEs and corporate employees. COBRA coverage is extended to eligible terminated WSEEs and other eligible individuals in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and are usually offered only by larger companies that can spread program costs over a much larger group of employees. As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.
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

Insperity	6	2020 Form 10-K

BUSINESS
managers, owners and WSEEs of our PEO HR Outsourcing solutions clients, including:
For managers and client owners:
•WebPayroll for the submission, approval and reporting of payroll data
•mobile access to review and approve payroll transactions and employee time entry
•tools to manage the onboarding of new employees
•employee administration functions such as viewing or changing information about employees
•access to client-specific compliance-related information relevant to many HR areas
•reporting and analytics tools to create, view, save and export reports and data about employees and to do more complex analysis and visualization of their workforce data with the Insperity People Analytics solution
•ability to manage employee time and attendance information, absences and paid time off
•access to talent management tools in the areas of recruiting, performance management and learning management
•access to a library of online human resources forms
•access to a wide range of best-practices human resources management content
For WSEEs:
•access to view, edit and change a range of employee profile information
•online check stubs, pay history, W-2s, update W-4 forms and other state forms
•employee-specific benefits content, including summary plan descriptions, enrollment status and tools to assist with benefits selection for Insperity-sponsored plans
•access to 401(k) retirement plan information for covered plans
•e-Learning web-based training
•links to benefits providers and other key vendors
•performance management tools including self-reviews and review history, if offered by client
•ability to submit time and attendance information, absences and paid time off requests
•mobile access to perform a wide range of employee-specific activities such as reporting time and attendance and paid time off, view pay stubs, insurance coverage and ID cards, view 401(k) balances and other commonly accessed data
Personnel Management. In addition to the services that we deliver through Insperity Premier, we provide a wide variety of personnel management services that give our clients access to HR advisors and additional resources normally found only in the human resources departments of large companies. All PEO HR Outsourcing solutions clients have access to our advice concerning personnel policies and practices, including recruiting, discipline and termination procedures. Other personnel management services we provide include:
•drafting and reviewing personnel policies and employee handbooks
•designing job descriptions
•performing prospective employee screening and background investigations

Insperity	7	2020 Form 10-K

BUSINESS
•designing performance appraisal processes and forms
•professional development and issues-oriented training
•employee counseling
•substance abuse awareness training
•outplacement services
•compensation guidance
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
Middle Market Solutions. We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector decreased 5.6% from 2019, representing approximately 24.4% and 25.7% of our total average paid WSEEs during 2020 and 2019, respectively. Clients with an average number of WSEEs exceeding 1,000 paid WSEEs represented 4.7% and 5.0% of our total average paid WSEEs during 2020 and 2019, respectively.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
During 2020 and 2019, revenues from our other products and services offerings as a percentage of our total revenues were 0.9% and 1.0%, respectively.
Following are the key components of our other products and services, which are offered separately or as a bundle:
Comprehensive Traditional Payroll and Human Capital Management Solution. Our Insperity Workforce Acceleration solution is a comprehensive human capital management and payroll services solution for clients that do not choose our PEO HR Outsourcing solutions. This solution combines a cloud-based human resources software suite that provides integrated payroll, HR administration and employee onboarding, benefits administration, performance management, and time and attendance functionality with HR guidance and tools, as well as reporting and analytics. In addition, through a strategic partner, Workforce Acceleration clients have access to a national, licensed insurance brokerage that specializes in the insurance needs of small businesses.

Insperity	8	2020 Form 10-K

BUSINESS
Time and Attendance. Our Time and Attendance products and services provide small to medium-sized businesses with software, hardware and services to track, allocate, and analyze employee resources and provide inputs into clients’ payroll processing and accounting systems. The service is primarily delivered as a cloud-based solution or an on-premise installation. For customers utilizing Time and Attendance in conjunction with our PEO HR Outsourcing solutions, we provide access through Insperity Premier.
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

Insperity	9	2020 Form 10-K

BUSINESS
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
Insperity Responsibilities
•Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment)
•Workers’ compensation compliance, procurement, management and reporting
•Compliance with the Code, COBRA, HIPAA and ERISA for Insperity-sponsored employee benefit plans, as well as monitoring changes in other governmental laws and regulations governing the employer/employee relationship and updating the client when necessary
•Offering benefits under Insperity-sponsored employee benefit plans that comply with PPACA requirements
•Employee benefits administration of plans sponsored solely by Insperity
Client Responsibilities
•Payment, through Insperity, of commissions, bonuses, vacations, paid time off, sick pay, paid leaves of absence, and severance payments
•Payment and related tax reporting and remittance of non-qualified deferred compensation and equity-based compensation
•Products produced and/or services provided
•Compliance with OSHA regulations, EPA regulations, FLSA, FMLA, WARN, USERRA, and state and local equivalents and compliance with government contracting provisions
•Compliance with federal, state, and local pay or play health care mandates and all such other similar federal, state and local legislation
•Compliance with the National Labor Relations Act (“NLRA”), including all organizing efforts and expenses related to a collective bargaining agreement and related benefits
•Professional licensing requirements, fidelity bonding, and professional liability insurance
•Ownership and protection of all client intellectual property rights
•COBRA, HIPAA, PPACA, the Code and ERISA compliance for client-sponsored employee benefit plans
•For clients electing payroll tax deferrals and tax credits under the FFCRA and CARES Act, the client has sole responsibility for determining eligibility under the programs and for reporting and depositing deferred amounts with the U.S. Treasury
Concurrent Responsibilities
•Implementation of policies and practices relating to the employee/employer relationship
•Internal compliance with all federal, state and local employment laws, including Title VII of the Civil Rights Act of 1964, ADEA, Title I of ADA, the Consumer Credit Protection Act and immigration laws and regulations
We maintain employment practice liability insurance coverages (including coverages for our clients) to manage our exposure for various employee-related claims. Our incurred costs in excess of annual premiums with respect to this exposure have historically been insignificant to our operating results.

Insperity	10	2020 Form 10-K

BUSINESS
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
In most instances, clients are required to remit their comprehensive service fees no later than the same day as the applicable payroll date by wire transfer or automated clearinghouse transaction. Although we are ultimately liable, as the employer for payroll purposes, to pay employees for work previously performed, we retain the ability to terminate immediately the CSA and associated WSEEs or to require prepayment, letters of credit, or other collateral upon deterioration in a client’s financial condition or upon non-payment by a client. These rights, the periodic nature of payroll, and the overall quality of our client base have resulted in an excellent overall collections history.
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
By region, our revenue distribution for the year ended December 31, 2020, was as follows:

## Percent of Total Revenues

West
19.8%
Northeast
28.1%
Southwest
22.1%
Southeast
12.0%
Central
18.0%

Please read Note 1 “Accounting Policies,” to the Consolidated Financial Statements for additional information related to the change in revenues by region.
All prospective PEO HR Outsourcing solutions clients are evaluated on the basis of a comprehensive analysis of employer-related risks entailing many factors, including (where permitted) industry and operations, workplace safety and workers’ compensation, unemployment history, operating stability, group medical information, human resources practices and other employer risks. As part of our client selection strategy, we strive to minimize offering our PEO HR Outsourcing solutions to businesses falling within certain specified NAICS (North American Industry Classification System) codes for those industries that we believe present a higher employer risk such as employee injury, high turnover or litigation.

Insperity	11	2020 Form 10-K

BUSINESS
Our PEO HR Outsourcing solutions client base is broadly distributed throughout a wide variety of industries as follows:

## Percent of Client Base by Industry

Retail trade - 3%
Finance, insurance and real estate - 17%
Construction - 4%
Not-for-profit and similar organizations - 6%
Engineering, accounting and legal services - 7%
Medical services - 7%
Computer and information services - 15%
Other - 7%
Wholesale trade - 8%
Management, administration and consulting services - 14%
Manufacturing - 12%

This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2020 and 2019, our retention rate was approximately 82% and 85%, respectively. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was approximately 85%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.

Insperity	12	2020 Form 10-K

BUSINESS
Marketing and Sales
As of December 31, 2020, we had 82 sales offices located in 40 markets. Our sales offices typically consist of six to eight Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Insperity’s markets and their respective year of entry are as follows:

Market	Sales Offices	Initial Entry Date	Market	Sales Offices	Initial Entry Date

Houston	6	1986	Raleigh	1	2006
San Antonio	1	1989	Kansas City	1	2007
Austin	2	1989	Columbus	1	2010
Orlando	1	1989	Nashville	1	2011
Dallas/Fort Worth	6	1993	Philadelphia	2	2012
Atlanta	4	1994	Seattle	1	2015
Phoenix	2	1995	Indianapolis	1	2016
Chicago	5	1995	Fort Lauderdale	1	2017
Washington D.C.	2	1995	Milwaukee	1	2017
Denver	2	1996	Oklahoma City	1	2018
Los Angeles	7	1997	Pittsburgh	1	2018
Charlotte	1	1997	San Jose	1	2018
St. Louis	2	1998	Stamford	1	2018
San Francisco	3	1998	Portland	1	2019
New York	5	1999	Tampa	1	2019
Baltimore	2	2000	Las Vegas	1	2019
Newark	3	2000	Sacramento	1	2019
San Diego	2	2001	Providence	1	2019
Boston	3	2001	Salt Lake City	1	2020
Minneapolis	2	2002	Virginia Beach	1	2020

We identify markets using a systematic market evaluation and selection process. We continue to evaluate a broad range of factors in the selection process, using a market selection model that weighs various criteria that, based on our experience, we believe are reliable predictors of successful penetration. Among the factors we consider are:
•market size, in terms of small and medium-sized businesses engaged in selected industries that meet our risk profile
•market receptivity to PEO services, including the regulatory environment and relevant history with other PEO providers
•existing relationships within a given market, such as vendor or client relationships
•expansion cost issues, such as advertising and overhead costs
•direct cost issues that bear on our effectiveness in controlling and managing the cost of our services, such as workers’ compensation and health insurance costs, unemployment risks, and various legal and other factors
•a comparison of the services we offer to alternatives available to small and medium-sized businesses in the relevant market, such as the cost to the target clients of procuring services directly or through other PEOs
•long-term strategy issues, such as the general perception of markets and our estimate of the long-term revenue growth potential of the market

Insperity	13	2020 Form 10-K

BUSINESS
We develop a mix of national and local advertising media and a placement strategy tailored to each individual market. After selecting a market and developing our marketing mix, but prior to entering the market, we engage in an organized media and public relations campaign to prepare the market for our entry and to begin the process of generating sales leads. We market our services through various business promotions and a broad range of media outlets, including digital marketing, television, radio, newspapers, periodicals and direct mail. We employ public relations firms for most of our markets as well as advertising consultants to coordinate and implement our marketing campaigns. We have developed an inventory of television, radio and newsprint advertisements, which are utilized in this effort.
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
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2017 through 2019 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During the three-year period from 2017 through 2019, our staff support ratio averaged 51% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 137% and 225%, respectively.
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
Due to the differing geographic regions and market segments in which most PEOs operate, and the relatively low level of market penetration by the industry, we consider our primary competition for our PEO HR Outsourcing solutions to be the traditional in-house provision of human resources services. The PEO industry is highly fragmented and we have seen competition intensify; however, we believe Insperity is one of the largest PEO service providers in the United States. Our largest national competitors include the PEO divisions of large business services companies such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs, such as TriNet Group, Inc. In addition, we also face

Insperity	14	2020 Form 10-K

BUSINESS
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
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE American Insurance Company) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. The current workers’ compensation coverage with Chubb expires on September 30, 2021. Chubb has committed to extend coverage for two additional policy years (through September 30, 2023) subject to certain terms and conditions related to the division of responsibilities in the program. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur. For additional discussion of the Chubb Program, which includes terms shifting some of the financial responsibility for claims to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
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
Insperity’s PEO HR Outsourcing solutions information systems, which include Insperity Premier, are a proprietary mix of applications that includes both internally developed software, licensed software applications and cloud-based services. These systems manage a wide range of transactions and information specific to our PEO HR Outsourcing solutions, to Insperity and to our clients and WSEEs, including:
•WSEE enrollment
•human resources management and employee administration
•benefits and defined contribution plan administration
•time and attendance collection and administration
•payroll processing
•client invoicing and collection
•management information and reporting
•sales bid calculations
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

Insperity	15	2020 Form 10-K

BUSINESS
operations are conducted utilizing an industry-leading retirement plan administration application in a third-party hosted environment. Aspects of all of these components are delivered to our PEO HR Outsourcing solutions clients and WSEEs through Insperity Premier. We utilize commercially available software and cloud-based solutions for other business functions such as finance and accounting, sales force activity management and customer relationship management.
Insperity has hosting facilities located at two separate leased facilities, located in Bryan, Texas and The Woodlands, Texas. These facilities host the majority of our business applications, information security infrastructure and network equipment. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments, with the Bryan facility acting as our primary data center for all mission-critical applications. Both hosting facilities have the capacity to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required. We have an active Business Continuity Plan, which includes information technology capabilities and we utilize a variety of measures to ensure our Business Continuity Plan remains effective and available.
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
Industry Regulations
The operations for our PEO HR Outsourcing solutions are affected by numerous federal and state laws relating to tax, insurance and employment matters. By entering into a co-employer relationship with our WSEEs, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, the federal government and 42 states have passed laws that either recognize PEOs, require licensing or registration of PEOs, or provide voluntary certification programs for PEOs, and several others are considering such regulation. The SBEA established a voluntary certification program and created a federal regulatory framework for the payment of wages to WSEEs and for the reporting and remittance of federal payroll taxes on those wages paid by CPEOs. Our PEO subsidiary, Insperity PEO Services, L.P., is a CPEO. Please read Item 1. “Business—PEO Industry” for further information.
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
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our WSEEs. These plans include:
•a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as a work-life program
•a 401(k) retirement plan
•cafeteria plans under Code Section 125
•a health savings account program
•a welfare benefits plan, which includes life, disability, and accidental death and dismemberment coverage
•a health care flexible spending account plan

Insperity	16	2020 Form 10-K

BUSINESS
•an educational assistance program
•an adoption assistance program
•a commuter benefits program
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
Employer Status. In order to qualify for favorable tax treatment under the Code, employee benefit plans must be established and maintained by an employer for the exclusive benefit of its employees. Generally, an entity is an “employer” of individuals for federal employment tax purposes if an employment relationship exists between the entity and the individuals under the common law test of employment. In addition, the officers of a corporation are deemed to be employees of that corporation for federal employment tax purposes. The common law test of employment, as applied by the IRS, involves an examination of approximately 20 factors to ascertain whether an employment relationship exists between a worker and a purported employer. Generally, the test is applied to determine whether an individual is an independent contractor or an employee for federal employment tax purposes and not to determine whether each of two or more companies is a “co-employer.” Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work. Among the factors that appear to have been considered more important by the IRS are:
•the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work)
•the financial control or the economic aspects of the relationship
•the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity)
ERISA Requirements. Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of “employer” in the context of a PEO or employee leasing arrangement has not been established.
If Insperity were found not to be an employer with respect to WSEEs for ERISA purposes, its plans would not comply with ERISA and/or the Code. Further, as a result of such finding, Insperity and its plans would not enjoy, with respect to WSEEs, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations as well as to claims based upon state common laws. Even if such a finding were made, we believe we would not be materially adversely affected because we would endeavor to make available similar benefits at comparable costs.
In addition to ERISA and the Code, issues related to the relationship between Insperity and its WSEEs may also arise under other federal laws, including other federal income tax laws.
Patient Protection and Affordable Care Act. The PPACA was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010, by the Reconciliation Act. The PPACA and the Reconciliation Act (collectively the “Act”) entail sweeping health care reforms with original staggered effective dates from 2010 through 2018, some of which were subsequently extended until as late as 2020. While the Act did not have a material adverse impact on our results of operations in 2020, the future impact of the following provisions or changes to the provisions, including any changes or a repeal that may result from a case pending before the U.S. Supreme Court or future legislative actions, is unknown at this time.

Insperity	17	2020 Form 10-K

BUSINESS
Beginning in 2014, the Act provided for the establishment of state insurance exchanges (“Exchanges”) to make health insurance available to individuals and small employers (initially defined as 100 employees or less). States had the option of building a state-based exchange, entering into a state-federal partnership exchange or accepting the federally-facilitated exchange. States that accept the federally-facilitated exchange can transition to a state-based exchange at a later date. The Exchanges provide consumers with educational services and information on available options and offer a variety of health plans. Subsidies are available to qualifying individuals who purchase health insurance through the Exchanges. As part of the Tax Cuts and Jobs Act enacted in December 2017, the requirements that individuals maintain health insurance coverage or pay a federal tax penalty, which was known as the individual mandate, was effectively eliminated beginning in 2019. A limited number of states have enacted individual mandates. At this time, the Exchanges, tax credits, individual mandates and subsidies have not had a material impact on our operations, but the impact of future changes to these provisions is unknown.
Additionally, in 2014, the Act ushered in a number of insurance market reforms for the small group and individual markets. The reforms required guaranteed issue and renewability of coverage, eliminated certain underwriting practices by issuers, consolidated the number of risk pools in each state and restricted the permissible factors and variable ranges of those factors that can be considered in determining health insurance premiums. Transition relief permitted states to delay the effective date of some of these reforms. At this time, the insurance market reforms have not had a material adverse impact on our business operations, but the impact of future changes on our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs is unknown.
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
Employment Taxes
As a co-employer, Insperity generally assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our WSEEs. There are essentially three types of federal employment tax obligations included in Subtitle C - Employment Taxes of the Code:
•withholding of income tax requirements governed by Code Section 3401, et seq.
•obligations under FICA, governed by Code Section 3101, et seq.
•obligations under FUTA, governed by Code Section 3301, et seq.

Insperity	18	2020 Form 10-K

BUSINESS
Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.
The SBEA provides that a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code and shall be responsible for reporting federal employment taxes rather than the CPEO clients.
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
Clients who elected social security deferrals under the recent CARES Act have sole responsibility for reporting and depositing deferred amounts with the U.S. Treasury.
Unemployment Taxes
We record our state unemployment insurance (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation experience in each state. Certain rates are determined, in part, by each client’s own compensation experience. In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds. Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later. Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.
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
Human Capital
We had approximately 3,600 corporate employees as of December 31, 2020. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement. The number of BPAs and trained BPAs impacts our ability to grow our customer base. We refer to BPAs who have been employed for two months and completed initial sales training as “trained BPAs”. During 2020 and 2019, the average number of BPAs were 645 and 590, respectively, while the average number of trained BPAs were 590 and 528, respectively.
Intellectual Property
Insperity currently has registered trademarks, copyrights and other intellectual property. We believe that our trademarks as a whole are of considerable importance to our business.

Insperity	19	2020 Form 10-K

RISK FACTORS
Item 1A.  Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully.
Economic Risks
Adverse economic conditions could negatively affect our industry, business, and results of operations.
The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic conditions, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Further, our growth is partially dependent on hiring of new employees by our existing clients, which may be restricted during periods of tight labor markets and economic slowdown, such as the current period of high unemployment levels, and resulting reduced hiring within our existing client base. Such developments could adversely impact our financial condition, results of operations and future growth rates.
The economic impact of the COVID-19 pandemic is adversely affecting our business. The current pandemic may have, and a future outbreak of other highly infectious or contagious diseases could have, a material and adverse impact on our business, results of operations, financial condition and cash flows.
The spread of the COVID-19 virus has created significant volatility, uncertainty and economic disruption, including actions taken by businesses and governments in response to the pandemic that have resulted or could result in a significant reduction in commercial activity. The extent to which the COVID-19 pandemic impacts our business, operations, financial results and financial condition will depend on numerous evolving factors that are highly uncertain and that we may not be able to accurately predict, including:
•scope, severity and duration of the pandemic;
•varying impact that the pandemic has within each locality;
•actions taken by government authorities to contain the outbreak or address its impact;
•development, distribution, adoption and cost of safe and effective treatments or vaccines for COVID-19;
•direct and indirect economic effects of the pandemic and containment measures;
•scope, significance and duration of business disruptions on small and medium-sized businesses, including any reduction in employment levels, compensation levels and employee benefits;
•magnitude and extent of business failures among the small and medium-sized businesses that we serve;
•ability of our clients to pay for the outsourced HR services and solutions we provide; and
•any resulting impact on the demand for our outsourced HR services and solutions.
While the COVID-19 pandemic is continuing and even after it has subsided, we may experience materially adverse impacts to our business, operations and financial results due to any existing or continuing reduction in economic activity, including a recession or depression.
The COVID-19 pandemic has resulted in a sharp decrease in employment levels throughout the United States. During the second quarter of 2020, we began to experience a decline in the number of paid WSEEs due primarily to layoffs and temporary leaves of absence, resulting in a 1.8% year-over-year decline in the average number of paid WSEEs during the second quarter of 2020. However, for the full year 2020, the average number of paid WSEEs declined 0.6% to 234,223. Further, if the adverse economic conditions relating to the COVID-19 pandemic persist, we may continue to experience a decline in our paid WSEEs. Accordingly, such declines in WSEEs would likely have a material adverse effect on our business, financial condition and results of operations.

Insperity	20	2020 Form 10-K

RISK FACTORS
The spread of the COVID-19 virus has changed how and when we incur health insurance costs under our health insurance contract with United. We may experience changes in quarterly levels and timing of both medical and pharmaceutical health insurance claims. For example, government imposed treatment mandates, restrictions on certain elective healthcare treatments, and changes in treatment delivery options may significantly alter our healthcare claim trends. Our ability to estimate healthcare claim trends becomes more difficult as participant utilization of healthcare services are deferred or canceled while stay-at-home orders and social distancing requirements are enacted by state and local governments. Furthermore, predicting the rate at which participants will increase utilization of healthcare services in subsequent periods once stay-at-home orders and social distancing requirements are lifted, is also difficult. In addition, as the increased number of former WSEEs elect COBRA coverage to continue their benefits, we expect an increase in claim activity levels, resulting in higher benefits costs incurred and decreased profitability. The Department of Labor and the Department of Treasury released a rule on April 29, 2020 that extends the period during which any former WSEE who became eligible for COBRA coverage in 2020 may elect such coverage and allows any former WSEEs electing COBRA coverage to defer payment of such coverage until a later date. Depending on the number of participants electing COBRA and the resulting claim activity levels, COBRA-related claims have the potential to increase total plan costs in future periods as well. The extended period during which former WSEEs may elect COBRA coverage, and their ability to defer payment of related premiums, or any future legislation that increased COBRA participation, may further result in increased costs to us and we may ultimately be unable to collect premiums from those former WSEEs or from our clients.
The recent increase in U.S. unemployment levels has resulted in a significant increase in unemployment claims with state unemployment agencies. A continuous increase in unemployment claims is likely to increase state unemployment insurance tax rates. In addition, some states have the authority to increase unemployment tax rates retroactively. Any such increases, which are reflected in our comprehensive service fee, may result in client attrition due to increased prices or we may have to reduce our overall pricing, which would adversely affect our profitability, to assist clients with these additional costs.
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
In addition, we have modified certain business and workforce practices (including those related to employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) to conform to government restrictions and best practices encouraged by governmental and regulatory authorities. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to and employees may become sick themselves and be unable to work. Further, our increased reliance on remote access to our information systems as our employees work remotely impacts our control over cybersecurity protection and service stability and performance, which increases our exposure to cybersecurity and privacy issues and to disruptions to employee productivity. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, clients, partners and vendors. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, in which case our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business.
The FFCRA, the CARES Act and the Consolidated Appropriations Act, 2021 created various programs and incentives to assist businesses and individuals managing through the COVID-19 pandemic. Certain of these programs and incentives have required us to make changes to our systems that manage leave, payroll and payroll-related tax calculation and reporting and invoicing and collection of service fees. In addition, various states and localities and the federal government are considering further legislation that may require further changes to our processes and systems or that may expand the coverage afforded to WSEEs under our health and workers’ compensation programs. If we are unable to timely make these changes, incur substantial additional costs in doing so, or are otherwise adversely affected by these requirements, then we may face fines, penalties, other regulatory action, or litigation relating to such failure, which could further adversely impact our PEO state licenses or registrations, our certified PEO status, our results of operations and our ability to attract and retain clients.
The COVID-19 pandemic business interruptions and associated economic impact has adversely and disproportionately affected certain industries, including the oil and gas industry. The substantial decrease in the global demand for oil contributed to a significant decline in its commodity price, which has materially and adversely impacted businesses dependent on oil production, including those with operations in Texas. While our oil and gas related customers account for approximately 1% of our customer base, our Texas market accounts for approximately 20% of our revenues. The impact of

Insperity	21	2020 Form 10-K

RISK FACTORS
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
Our New York, California and Texas markets accounted for approximately 10%, 15% and 20% (including 8% in Houston), respectively, of our WSEEs for the year ended December 31, 2020. Accordingly, while we have a goal of expanding in our current markets and into new markets, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California and Texas.
We are subject to covenants under our credit facility that may restrict our business and financing activities. Our failure to comply with these covenants may result in an acceleration of our indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.
Our credit facility contains, and any future indebtedness of ours likely would contain, covenants that, subject to certain exceptions, impose significant operating and financial restrictions, including restricting our ability to:
•incur additional indebtedness,
•sell material assets,
•retire, redeem or otherwise reacquire our capital stock,
•acquire the capital stock or assets of another business,
•enter into new lines of business,
•make investments, and
•pay dividends.
In addition, we are required to maintain certain financial covenants. Our ability to comply with the financial covenants may be affected by financial, business, economic, regulatory and other factors beyond our control.
Our failure to comply with these covenants, or any other terms of our indebtedness, could result in a default that may limit our ability to borrow additional amounts under our credit facility, which may adversely affect our liquidity. In addition, a default may allow our lenders to accelerate our obligation to repay the outstanding amounts under our credit facility. If we were unable to repay or refinance the accelerated indebtedness on favorable terms, then our business, financial condition and results of operations would be materially adversely affected.
PEO HR Outsourcing Solutions Risks
We assume liability for WSEE payroll, payroll taxes, benefits costs and workers’ compensation costs and are responsible for their payment regardless of the amount billed to or paid by our clients.
Under the CSA, we become a co-employer of WSEEs and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such WSEEs. We assume such obligations as a principal, not as an agent of the client. Our obligations include responsibility for:
•payment of the salaries and wages for work performed by WSEEs, regardless of whether the client timely pays us the associated service fee
•withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity

Insperity	22	2020 Form 10-K

RISK FACTORS
•providing benefits to WSEEs even if our costs to provide such benefits exceed the fees the client pays us and the amounts collected from WSEEs
•providing workers’ compensation coverage to WSEEs
If a client does not pay us, or if the costs of benefits we provide to WSEEs exceed the fees a client pays us, our ultimate liability for WSEE payroll and benefits costs could have a material adverse effect on our financial condition or results of operations.
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
Beginning in 2014, a number of key provisions of the Act took effect, including the Exchanges, insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Additionally, the pay or play penalties on Applicable Large Employers were fully phased-in by 2016. As part of the Tax Cuts and Jobs Act enacted in December 2017, the requirements that individuals maintain health insurance coverage or pay a federal tax penalty, which was known as the individual mandate, was effectively eliminated beginning in 2019. In addition, supporters in various states are advocating for adoption of healthcare-related reforms at the state level, including those states that have enacted individual mandates. Collectively, these items have the potential to significantly change the insurance marketplace for small and medium-sized businesses and how employers provide insurance to employees. Generally, the Act and subsequently issued guidance by the IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.
Although we do not believe that the Act has had a material adverse effect on our benefit plans, business model, or operations to date, the elimination of the penalty associated with the individual mandate and subsequent changes resulting from action that may be taken at the federal or state level may impact our benefit plans, business model and future results of

Insperity	23	2020 Form 10-K

RISK FACTORS
operations, including repeal or repeal and replacement of the Act as has been advocated by Congressional leaders or as may result from a case pending before the U.S. Supreme Court. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. For additional information related to the Act, please read Item 1. “Business—Industry Regulations—Patient Protection and Affordable Care Act.” We are currently unable to determine whether potential future changes to the Act or other regulatory action, including at the state level, may adversely affect our business or market conditions.
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
Workers’ compensation costs are a significant portion of our direct costs and contractual arrangements with our clients limit or delay our ability to reflect in our service fees any increases associated with these costs. If we were to experience an unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of our workers’ compensation costs, our profitability or our ability to attract and retain clients may be adversely impacted.
The current workers’ compensation coverage with Chubb expires on September 30, 2021. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
We record our SUI expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Certain states have indicated that 2021 unemployment tax rates will exclude COVID-19 related unemployment claims; however, the determination of which claims qualify for exclusion and the impact of such a determination on future state unemployment rates has not been clarified. Prior to the receipt of final rate notices, we estimate our expected SUI rate in those states for which rate notices have not yet been received for purposes of budgeting and pricing. In a period of adverse economic conditions, state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI rates would likely increase substantially. Some states have the ability under law to increase SUI rates retroactively to cover deficiencies in the unemployment fund. In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans.
Generally, our contractual agreements allow us to incorporate such statutory increases into our service fees upon the effective date of the rate change. However, our ability to fully adjust service fees in our billing systems and collect such increases over the remaining term of the clients’ contracts could be limited, resulting in a potential increase not being fully recovered. As a result, such increases could have a material adverse effect on our financial condition or results of operations.
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

Insperity	24	2020 Form 10-K

RISK FACTORS
materially and adversely affect our financial condition or results of operations. During 2020, middle market accounts represented 24.4% of our average paid WSEEs and clients with an average number of WSEEs that exceed 1,000 WSEEs represented 4.7%. In the event we have large clients that terminate or an increase in terminating clients from our middle market client base, the financial impact of such an event could be significant. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 18% in 2020. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
Our loss of insurance coverage, the failure of our insurance carriers or increased insurance costs or deductibles could have a material adverse effect on us.
As part of our PEO HR Outsourcing solutions, in addition to our health insurance carriers, we contract with other insurance carriers to provide workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier, such as occurred in 2001 with respect to a previous workers’ compensation insurance provider, providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business and results of operations. In addition, in the event that our primary health carriers in any key market make material changes to their network of healthcare providers or facilities, such as the recent temporary discontinuation of a prominent hospital network in Houston, Texas, by UnitedHealthcare in connection with their ongoing negotiations, then our ability to attract and retain clients in that market may be adversely affected, which could have a material adverse effect on our business and results of operations. Further, we have experienced an increase in insurance premiums for our corporate policies as well as an increase in the deductible amounts for which we retain liability and a decrease in coverage limits. If these premiums or deductible amounts continue to increase, or coverage limits continue to decrease we would have increased exposure with respect to costs and insurance claims, which could have a material adverse effect on our business and results of operations.
A determination that a client is liable for employment taxes not paid by a PEO may discourage clients from contracting with us in the future.
Under the CSA, we assume sole responsibility and liability for paying federal employment taxes imposed under the Code with respect to wages and salaries we pay our WSEEs. There are essentially three types of federal employment tax obligations:
•income tax withholding requirements
•FICA
•FUTA
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
In times of economic slowdowns, the federal government and states and municipalities in which we operate may experience reductions in tax revenues and corresponding budget deficits. In response to budget shortfalls, such as those being experienced as a result of the COVID-19 pandemic, the federal government and many states and municipalities have in the

Insperity	25	2020 Form 10-K

RISK FACTORS
past and may in the future increase or enact new taxes on businesses operating within their tax jurisdiction, including business activity taxes and income taxes. In addition, federal, state and local taxing agencies may increase their audit activity in an effort to identify additional tax revenues. New tax assessments on our operations could result in increased costs. Further, the Biden Administration and Congressional leaders have expressed support for reviewing federal taxes and potential increases in federal tax rates for businesses. Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited. As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.
We may be subject to liabilities for client and employee actions.
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

Insperity	26	2020 Form 10-K

RISK FACTORS
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
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2020, approximately 13% of our WSEEs were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
Technology Risks
Evolving regulations, market trends and client expectations require us to constantly enhance and expand our service and technology offerings.
The HR services industry is experiencing rapid technological advances to meet client expectations and expanding regulations. As new regulations are adopted, we must modify our systems to address these changes in the law, such as our recent efforts to implement the assistance provided to businesses and employees under the FFCRA and CARES Act. In order to make these types of modifications, we may be required to reallocate resources, potentially resulting in delays to planned competitive improvements to our systems. If we do not successfully or timely deploy these types of modifications, we may be unable to comply with regulations, which could subject us to penalties, damage our reputation or result in decreased sales. Further, in order to effectively compete in this environment, we must identify and predict trends, and adapt our technology and service offerings accordingly. In addition, as a larger portion of our client base falls within the middle market segment, we must also develop different technology and services to meet the more complex needs and demands of this key group. These efforts require us to devote substantial resources to develop new functionality, or to integrate third-party solutions, into our offerings. If we fail to respond successfully to these developments or we may make investments in enhancements that are not accepted by the market, then the demand for our solutions and services may diminish.
Disruptions of our information technology systems could damage our reputation and materially disrupt our business operations.
Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure, some of which is provided by third-party vendors. We must manage all of these systems, including any upgrades, replacements or enhancements, to ensure that they continue to support our services. For example, we are currently finalizing a modernization of key portions of our proprietary system for our PEO HR Outsourcing solutions as well as commencing a project to replace our customer relationship management (CRM) system. Any delays or failures resulting from network outages; planned upgrades, enhancements, or replacements of software, hardware, or other systems, including in connection with our PEO Outsourcing solutions modernization project or our CRM replacement project; or other data processing disruptions, even for a brief period of time, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations or to breach our obligations to our clients, we may lose existing clients, have difficulty attracting new clients, incur regulatory penalties or liability to our clients, or suffer other financial losses, which may have a material adverse effect on our business and financial condition.

Insperity	27	2020 Form 10-K

RISK FACTORS
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
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, corruption of data, or theft of private or other sensitive information, or inadvertent or malicious acts by our own employees, could result in the disclosure or misuse of confidential or proprietary information, and could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause a loss of confidence in our ability to serve clients. We may not have adequate insurance coverage to compensate us for losses from a security incident. Accordingly, the impact of a data security incident could have a material adverse effect on our business, results of operations and financial condition.
Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We are subject to various federal and state laws, rules and regulations relating to the collection, use, transmission and security and privacy of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. It is possible that these federal and state laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For example, we incurred additional costs and reallocated internal resources in order to comply with the requirements of the California Consumer Privacy Act of 2018 (CCPA), which became effective on January 1, 2020, and we expect to incur additional costs and reallocate additional resources when the final regulations under the CCPA are released. Other states are currently contemplating additional privacy requirements. The future enactment of more restrictive laws, rules or regulations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability. Additionally, any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
The failure of third-party providers, such as financial institutions, data centers or cloud-service providers, could have a material adverse effect on us.
In conjunction with providing services to clients, we communicate and rely on financial institutions to electronically transfer funds for the collection of our comprehensive service fee as well as the payment of wages and associated payroll tax withholdings. Communication failures or other failures involving these financial institutions, for any reason, could cause material interruptions to our operations, impact client retention, and result in significant penalties or liabilities to us.

Insperity	28	2020 Form 10-K

RISK FACTORS
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
Other Operational Risks
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

Insperity	29	2020 Form 10-K

OTHER INFORMATION
Item 1B.  Unresolved Staff Comments.
None.

Insperity	30	2020 Form 10-K

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
Corporate Facilities
Our corporate headquarters is located in Kingwood, Texas, in a campus-style facility. This 33-acre company-owned office campus includes 700,000 square feet of office space, including a 270,000 square foot office facility completed in February 2021 and approximately 6 acres of undeveloped land for future expansion. Development and support operations are located in the Kingwood facility.
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
The Atlanta service center, which currently services approximately 35% of our WSEE base, is located in a 47,800 square foot facility under lease until 2023.
The Dallas service center, which currently services approximately 24% of our WSEE base, is located in a 48,100 square foot facility under lease until 2023. In addition to the service center operations, the facility also contains sales operations.
The Houston service center, which currently services approximately 20% of our WSEE base, is located on our corporate campus.
The Los Angeles service center, which currently services approximately 21% of our WSEE base, is located in a 39,000 square foot facility under lease until 2029.
Sales and Service Offices
As of December 31, 2020, we had sales and service personnel in 65 facilities located in 40 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2020, we had 82 sales offices in these 40 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by six to eight BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

Insperity	31	2020 Form 10-K

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

Insperity	32	2020 Form 10-K

MINE SAFETY DISCLOSURES

Item 4.  Mine Safety Disclosures.
Not applicable.

Insperity	33	2020 Form 10-K

EXECUTIVE OFFICERS
Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 4, 2021) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	64	Chairman of the Board and Chief Executive Officer
A. Steve Arizpe	63	President and Chief Operating Officer
Jay E. Mincks	67	Executive Vice President of Sales and Marketing
Douglas S. Sharp	59	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	54	Senior Vice President of Legal, General Counsel and Secretary
James D. Allison	52	Senior Vice President of Gross Profit Operations

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

Insperity	34	2020 Form 10-K

STOCK ACTIVITIES
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 4, 2021, there were 444 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2020 – 10/31/2020	—	$—	—	227,833
11/01/2020 – 11/30/2020	—	—	—	1,227,833
12/01/2020 – 12/31/2020	100,144	81.87	99,696	1,128,137
Total	100,144	$81.87	99,696
__________________________________
(1)Our Board has approved a program to repurchase shares of our outstanding common stock, including an additional 1,000,000 shares authorized for repurchase in November 2020. During the three months ended December 31, 2020, 99,696 shares were repurchased under the program. As of December 31, 2020, we were authorized to repurchase an additional 1,128,137 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all the shares authorized for repurchase under the repurchase program.

(2)During the three months ended December 31, 2020, 448 shares of restricted stock and restricted stock units were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

Insperity	35	2020 Form 10-K

STOCK ACTIVITIES
Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2015, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P 1500 Composite Human Resources and Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2015.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index,
and S&P 1500 Composite Human Resource and Employment Services Index
*$100 invested on 12/31/15 in Insperity stock or in the specified index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20

Insperity, Inc.	100.00	149.55	249.18	409.17	381.54	369.50
S&P Smallcap 600	100.00	126.56	143.30	131.15	161.03	179.20
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
S&P 1500 Composite Human Resource and Employment Services	100.00	106.87	142.78	126.28	149.13	150.17

This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Insperity	36	2020 Form 10-K

SELECTED FINANCIAL DATA
Item 6.  Selected Financial Data.
The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements and accompanying Notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(in thousands, except per share and statistical data)	Year Ended December 31,
	2020	2019	2018	2017		2016

Income Statement Data:
Revenues(1)	$4,287,004	$4,314,804	$3,828,549	$3,300,223		$2,941,347
Gross profit	806,854	732,934	681,909	572,731		491,610
Operating income	194,689	186,633	179,036	129,941		106,306
Net income	138,237	151,099	135,413	84,402		65,991
Diluted EPS	3.54	3.70	3.22	2.01	(2)	1.54	(2)

Non-GAAP Financial Measures(3):
Adjusted net income	$181,314	$169,449	$157,536	$103,005		$76,718
Adjusted EPS	4.64	4.15	3.75	2.45	(2)	1.79	(2)
Adjusted EBITDA	288,620	250,006	239,601	177,681		141,183

Balance Sheet Data:
Working capital	$172,344	$105,701	$94,204	$54,206		$39,364
Total assets	1,584,276	1,394,996	1,191,816	1,063,695		907,174
Total debt	369,400	269,400	144,400	104,400		104,400
Total stockholders’ equity	44,132	4,079	77,676	66,321		60,525
Cash dividends per share	1.60	1.20	0.80	1.58	(2)(4)	0.49	(2)

Average WSEEs paid	234,223	235,547	209,123	182,696		165,850

Statistical Data (per WSEE per month):
Revenues(5)	$1,525	$1,527	$1,526	$1,505		$1,478
Gross profit	287	259	272	261		247
Operating income	69	66	71	59		53
Adjusted EBITDA(3)	103	88	95	81		71
____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016

Gross billings	$28,168,611	$27,212,010	$23,830,731	$20,173,812	$17,932,857
Less: WSEE payroll cost	23,881,607	22,897,206	20,002,182	16,873,589	14,991,510
Revenues	$4,287,004	$4,314,804	$3,828,549	$3,300,223	$2,941,347
(2)Adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.
(3)These are non-GAAP measures used by management to analyze Insperity’s performance. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.
(4)Includes a $1.00 per share special dividend paid in 2017.
(5)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

Insperity	37	2020 Form 10-K

SELECTED FINANCIAL DATA

	Year Ended December 31,
(per WSEE per month)	2020	2019	2018	2017	2016
Gross billings	$10,022	$9,627	$9,496	$9,202	$9,011
Less: WSEE payroll cost	8,497	8,100	7,970	7,697	7,533
Revenues	$1,525	$1,527	$1,526	$1,505	$1,478

Insperity	38	2020 Form 10-K

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
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as Workforce AccelerationTM. We also offer a number of other business performance solutions, including Comprehensive Traditional Payroll and Human Capital Management, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services, and Insurance Services, many of which are offered as a cloud-based software solution. These other products or services are offered separately or with our other solutions.
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant reduction in U.S. economic activity. As the duration of the pandemic and such economic impacts remain uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing remote working for all non-essential employees and providing extra safety measures at corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, loans and loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients during the pandemic included additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, return to the workplace and workplace safety.
The COVID-19 pandemic did not have a significant impact to our first quarter 2020 financial results due to the increased spread of, and related government and business responses to, the COVID-19 pandemic not occurring until late in the quarter. However, towards the end of the first quarter, clients began layoffs and temporary leaves of absence of WSEEs, and this trend continued into the second quarter and resulted in a 1.8% decline in year-over-year average number of paid WSEEs per month in the second quarter. In the third quarter of 2020, the number of WSEEs returning to work as well as new hires exceeded layoffs, resulting in a 1.7% sequential increase and a 3.8% year-over-year decline in the average number of paid WSEEs per month. In the fourth quarter of 2020, the average number of paid WSEEs declined 1.8% year-over-year and increased 3.2% sequentially as new client sales and rehires exceeded layoffs and client attrition. We expect overall reduced employment levels to have a negative impact on our 2021 financial results.
We experienced a 10.7% decrease in the year-over-year benefits costs per covered employee during the second quarter of 2020, a 1.1% increase in the year-over-year benefits costs per covered employee during the third quarter of 2020 and a

Insperity	39	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2.4% increase in year-over-year benefits costs per covered employee during the fourth quarter of 2020. The fourth quarter 2020 increase in benefits costs per covered employee over the preceding third quarter of 2020 was due primarily to an increase in non-essential claims as a result of higher utilization and fewer deferrals or cancellations associated with the COVID-19 pandemic. For the full year 2020, we experienced a 0.5% decrease in year-over-year benefits cost per covered employee. We currently expect to experience higher costs related to COVID-19 and certain non-essential elective healthcare procedures during 2021 that had been deferred in response to COVID-19 governmental requirements or guidance related to shelter in place and similar orders, as well as additional costs related to COVID-19 treatment and COBRA medical claims. As a result, we expect that our healthcare claim costs will not be reflective of our historical quarterly claim cost trends. The COVID-19 pandemic has not had a material impact on our accrued workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain. As the impact of the COVID-19 pandemic continues to emerge, such impact, if any, on our workers’ compensation program will be reflected in future reporting periods. In addition, during 2020, the COVID-19 pandemic has not had a material impact on our state unemployment tax costs. However, we anticipate state unemployment tax rates will increase during 2021 and beyond due to the impact of increased unemployment claims. The majority of states have not provided 2021 unemployment tax rates to employers. Prior to the receipt of final rate notices, we estimate our expected state unemployment tax rates in those states for which rate notices have not yet been received for purposes of budgeting and pricing. Some states have indicated their intention to exclude pandemic related claims from employers’ 2021 rates. However, the determination of which claims qualify for exclusion and the impact of such a determination on the 2021 state unemployment rates has not been clarified
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the speed and effectiveness of responses to combat the virus, including the development and availability of therapeutics and vaccines. See Part I, Item 1A. “Risk Factors” for additional information.
2020 Highlights
•Average number of WSEEs paid per month decreased 0.6% to 234,223, driving a 0.6% revenue decline.
•We ended 2020 averaging 239,232 paid WSEEs in the fourth quarter of 2020, which represents a 1.8% decrease over the fourth quarter of 2019. We expect the average number of paid WSEEs per month to be between 232,100 and 234,400 in the first quarter 2021, which reflects the termination of a large client representing approximately 6,800 paid WSEEs.
•Approximately 24.4% and 25.7% of our average paid WSEEs were in our middle market sector for the years ended December 31, 2020 and 2019, respectively, which is generally defined as companies with 150 to 5,000 WSEEs.
•Gross profit increased $73.9 million, primarily due to lower healthcare utilization and lower workers’ compensation costs.
•Net income and diluted earnings per share (“Diluted EPS”) decreased 8.5% and 4.3% to $138.2 million and $3.54, respectively.
•Adjusted EBITDA increased 15.4% to $288.6 million.
•Adjusted net income increased 7.0% to $181.3 million.
•Adjusted EPS increased 11.8% to $4.64.
•Our average gross profit per WSEE per month was $287 in 2020 and $259 in 2019.
•Operating expenses increased 12.1% in 2020 to $612.2 million, primarily due to increased non-cash stock-based compensation expense and salaries and wages partially offset by lower travel costs. On a per WSEE per month basis, operating expenses increased from $193 in 2019 to $218 in 2020.
•Our adjusted EBITDA per WSEE per month increased 17.0% from $88 in 2019 to $103 in 2020.
•We ended 2020 with working capital of $172.3 million.

Insperity	40	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•During 2020, we paid $61.9 million in dividends, repurchased 1.4 million shares of our common stock at a cost of $99.4 million, paid $98.2 million on capital expenditures, including $61.0 million for the construction of a new building, partially offset by borrowings of $100.0 million under our credit facility.
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income, adjusted EPS and adjusted operating expenses to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United Stated (“GAAP”).
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
Direct Costs
The primary direct costs associated with revenue-generating activities for our PEO HR Outsourcing solutions are:
•employment-related taxes (“payroll taxes”)
•costs of employee benefit plans
•workers’ compensation costs
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
Operating Expenses
•Salaries, wages and payroll taxes – Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any additional cash incentive compensation.

Insperity	41	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our corporate employees include client services, sales and marketing, benefits, legal, finance, information technology, administrative support personnel and those associated with our other products and services.
•Stock-based compensation – Our stock-based compensation relates to the recognition of non-cash compensation expense over the requisite service period of time-vested and performance-based incentive plan awards.
•Commissions – Commissions expense consists primarily of amounts paid to sales managers and other sales personnel, including BPAs as well as channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.
•Advertising – Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets, including the Insperity Invitational™ presented by UnitedHealthcare® sponsorship.
•General and administrative expenses – Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting, and accounting services
◦administrative costs, such as postage, printing, and supplies
◦employee travel and training expenses
◦technology expenses
◦facility repairs and maintenance costs
•Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development and technology infrastructure.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to health and workers’ compensation insurance claims experience, client bad debts, income taxes, property and equipment, goodwill and other intangibles, and contingent liabilities. We base these estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Insperity	42	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•Benefits costs – We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.
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
Effective January 1, 2020, we entered into an arrangement whereby our financial responsibility is limited to the first $1 million of paid claims per claimant per year. Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2020, Plan Costs were more than the net premiums paid and owed to United by $6.0 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $15.0 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2020, were $11.7 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
We believe that recent claim development patterns are representative of incurred but not reported claims costs during the reporting period. The estimated completion rate used to compute incurred but not reported claims involves a significant level of judgment. Accordingly, an increase (or decrease) in the completion rate used to estimate the incurred claims would result in an increase (or decrease) in benefits costs and net income would decrease (or increase) accordingly.
The following table illustrates the sensitivity of changes in the completion rate on our estimate of total benefits costs of $2.0 billion in 2020:

Change in Completion Rate	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(19,572)	$14,293
(1.0)%	(7,829)	5,717
1.0%	7,829	(5,717)
2.5%	19,572	(14,293)

•Workers’ compensation costs – Since 2007, our workers’ compensation coverage has been provided through an arrangement with Chubb. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Effective for claims incurred on or after October 1, 2019, we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.

Insperity	43	2020 Form 10-K

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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2020 and 2019, we reduced accrued workers’ compensation costs by $42.1 million and $31.7 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 0.6% in 2020 and 1.9% in 2019) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
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
The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $65.8 million in 2020:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(4,165)	$3,040
(2.5)%	(2,082)	1,520
2.5%	2,082	(1,520)
5.0%	4,165	(3,040)

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2020, we received $28.2 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2020, we had restricted cash of $45.5 million and deposits of $186.3 million. We have estimated and accrued $240.8 million in incurred workers’ compensation claim costs as of December 31, 2020. Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities in our Consolidated Balance Sheets.
•Contingent liabilities – We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with ASC 450-10, Contingencies. GAAP requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time, we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As issues develop, we evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.

Insperity	44	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Allowance for doubtful accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
•the fact that we are at risk for the payment of our direct costs and WSEE payroll costs regardless of whether our clients pay their comprehensive service fees
•the large volume and dollar amount of transactions we process
•the periodic and recurring nature of payroll, upon which the comprehensive service fees are based
To mitigate this risk, we have established very tight credit policies. We generally require our PEO HR Outsourcing solutions clients to pay their comprehensive service fees no later than the same day as the applicable payroll date. In addition, we generally maintain the right to terminate the CSA and associated WSEEs or to require prepayment, letters of credit or other collateral if a client’s financial position deteriorates or if the client does not pay the comprehensive service fee. As a result of these efforts, losses related to client nonpayment have historically been low as a percentage of revenues. However, if our clients’ financial conditions were to deteriorate rapidly, resulting in nonpayment, our accounts receivable balances could grow and we could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.
New Accounting Pronouncements
We believe that we have implemented the accounting pronouncements with a material impact on our financial statements and do not believe there are any new or pending pronouncements that will materially impact our financial position or results of operations. Please read Note 1 “Accounting Policies,” to the Consolidated Financial Statements for additional information.

Insperity	45	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table summarizes our key financial and statistical information related to our results of operations:

(in thousands, except per share and statistical data)	Year Ended December 31,			% Change
	2020	2019	2018	2020 v 2019	2019 v 2018

Financial data:
Revenues(1)	$4,287,004	$4,314,804	$3,828,549	(0.6)%	12.7%
Gross profit	806,854	732,934	681,909	10.1%	7.5%
Operating expenses	612,165	546,301	502,873	12.1%	8.6%
Operating income	194,689	186,633	179,036	4.3%	4.2%
Other income (expense)	(5,419)	3,010	3,324	(280.0)%	(9.4)%
Net income	138,237	151,099	135,413	(8.5)%	11.6%
Diluted EPS	3.54	3.70	3.22	(4.3)%	14.9%

Non-GAAP financial measures(2):
Adjusted net income	$181,314	$169,449	$157,536	7.0%	7.6%
Adjusted EBITDA	288,620	250,006	239,601	15.4%	4.3%
Adjusted EPS	4.64	4.15	3.75	11.8%	10.7%

Average WSEEs paid	234,223	235,547	209,123	(0.6)%	12.6%

Statistical data (per WSEE per month):
Revenues(3)	$1,525	$1,527	$1,526	(0.1)%	0.1%
Gross profit	287	259	272	10.8%	(4.8)%
Operating expenses	218	193	201	13.0%	(4.0)%
Operating income	69	66	71	4.5%	(7.0)%
Net income	49	53	54	(7.5)%	(1.9)%
Adjusted EBITDA(2)	103	88	95	17.0%	(7.4)%
___________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018

Gross billings	$28,168,611	$27,212,010	$23,830,731
Less: WSEE payroll cost	23,881,607	22,897,206	20,002,182
Revenues	$4,287,004	$4,314,804	$3,828,549
(2)Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(3)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2020	2019	2018
Gross billings	$10,022	$9,627	$9,496
Less: WSEE payroll cost	8,497	8,100	7,970
Revenues	$1,525	$1,527	$1,526

Insperity	46	2020 Form 10-K

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
•During 2020, the average number of WSEEs paid from new client sales decreased 1.5% from 2019. The net gain (loss) in our client base declined compared to 2019 as we have seen layoffs and furloughs exceeding WSEEs returning to work or otherwise hired. We have also seen certain clients hire significant numbers of WSEEs, while others have experienced significant layoffs. Average client retention declined from 85% in 2019 to 82% in 2020.
•During 2019, while the average number of WSEEs paid increased 12.6%, the number of WSEEs paid from new client sales decreased over 2018. In addition, the net change in existing clients and client retention also decreased compared to 2018.

Average WSEEs Paid and
Year-over-Year Growth Percentage
234,223
235,547
209,123
(0.6)%
12.6%
14.5%
2020
2019
2018

Adjusted EBITDA and
Year-over-Year Growth Percentage
$288,620
$250,006
$239,601
15.4%
4.3%
34.8%
2020
2019
2018

Adjusted EPS and
Year-over-Year Growth Percentage
$4.64
$4.15
$3.75
11.8%
10.7%
53.1%
2020
2019
2018

2020 Compared to 2019
Our revenues for 2020 were $4.3 billion, a decrease of 0.6%, primarily due to the following:
•Average WSEEs paid decreased 0.6%.
•Revenues per WSEE per month was essentially flat with only a decrease of 0.1%, or $2, as 3.0% higher average pricing was partially offset by $121.3 million, or $43 per WSEE per month, in FICA deferral elections by clients and credits pursuant to the CARES Act and the FFCRA. These deferral elections also reduced our direct costs and

Insperity	47	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
therefore had no net effect on our gross profit. In addition, during the second quarter of 2020, we reduced revenue by $11.6 million for client comprehensive service fee credits applied generally on a WSEE basis across our active client base to assist clients in addressing the unprecedented economic impact of the COVID-19 pandemic.
2019 Compared to 2018
Our revenues for 2019 were $4.3 billion, an increase of 12.7%, primarily due to the following:
•Average WSEEs paid increased 12.6%
•Revenues per WSEE per month increased 0.1%, or $1
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)
The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:
Significant Markets
Gross Profit
In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the

Insperity	48	2020 Form 10-K

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

Gross Profit and
Year-over-Year Growth Percentage
(in thousands)
$806,854
$732,934
$681,909
10.1%
7.5%
19.1%
2020
2019
2018

Gross Profit per WSEE per Month and
Year-over-Year Growth Percentage
$287
$259
$272
10.8%
(4.8)%
4.2%
2020
2019
2018

2020 Compared to 2019
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month decreased $2 due to higher average pricing, which was offset by client FICA deferral elections and tax credits pursuant to the CARES Act and FFCRA in 2020. Our direct costs per WSEE per month decreased $30 due primarily to changes in our direct costs components as described below.
The net decrease in direct costs between 2020 and 2019 attributable to changes in cost estimates for benefits and workers’ compensation totaled $12.9 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $11 per WSEE per month, but decreased 0.5% on a per covered employee basis due primarily to a decrease in claims as a result of lower utilization and the deferral of nonessential healthcare procedures in response to COVID-19 governmental requirements or guidance.
•The percentage of WSEEs covered under our health insurance plan was 67.9% in 2020 and 66.5% in 2019.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $0.2 million, but remained flat on a per WSEE per month basis, in 2020 compared to an increase in costs of $2.3 million, or $1 per WSEE per month, in 2019.

Insperity	49	2020 Form 10-K

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
•Workers’ compensation costs decreased 19.7%, or $6 per WSEE per month, in 2020 compared to 2019.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in 2020 were 0.32% compared to 0.41% in 2019.
•As a result of closing out claims incurred in prior periods at lower than expected costs, we recorded a reduction in workers’ compensation costs of $42.1 million, or 0.20% of non-bonus payroll costs, in 2020 compared to a reduction of $31.7 million, or 0.16% of non-bonus payroll costs, in 2019. The 2020 period costs include the impact of a 0.6% discount rate used to accrue workers’ compensation loss claims, compared to a 1.9% discount rate used in the 2019 period.
Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes decreased 6.9%, or $34 per WSEE per month, due primarily to $121.3 million in FICA deferral elections and tax credits by clients pursuant to the CARES Act and FFCRA. In addition, IRS tax reporting changes in 2020 eliminated PEO reporting of payroll taxes for self-employed owners. These reductions were partially offset by a 4.3% increase in payroll costs.
•Payroll taxes as a percentage of payroll cost were 6.0% in 2020 and 6.7% in 2019.
2019 Compared to 2018
The net decrease in direct costs between 2019 and 2018 attributable to changes in cost estimates for benefits and workers’ compensation totaled $9.3 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $12 per WSEE per month, or 4.0%, on a per covered employee basis due primarily to an increase in the number of large individual healthcare claimants in 2019.
•The percentage of WSEEs covered under our health insurance plan was 66.5% in 2019 and 68.0% in 2018.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $2.3 million, or $1 per WSEE per month, in 2019 compared to a decrease in costs of $1.3 million, or $1 per WSEE per month, in 2018.
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
•Workers’ compensation costs decreased 4.7%, or $5 per WSEE per month, in 2019 compared to 2018.

Insperity	50	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•As a percentage of non-bonus payroll cost, workers’ compensation costs in 2019 were 0.41% compared to 0.49% in 2018.
•As a result of closing out claims incurred in prior periods at lower than expected costs, we recorded a reduction in workers’ compensation costs of $31.7 million, or 0.16% of non-bonus payroll costs, in 2019 compared to a reduction of $18.8 million, or 0.11% of non-bonus payroll costs, in 2018. The 2019 period costs include the impact of a 1.9% discount rate used to accrue workers’ compensation loss claims, compared to a 2.6% discount rate used in the 2018 period.
Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 14.2%, or $8 per WSEE per month, due primarily to a 14.5% increase in payroll costs partially offset by lower unemployment tax rates in 2019.
•Payroll taxes as a percentage of payroll cost were 6.7% in both 2019 and 2018.
Operating Expenses
2020 Compared to 2019
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
	$			WSEE
(in thousands, except per WSEE)	2020	2019	% Change	2020	2019	% Change

Salaries	$353,273	$317,124	11.4%	$126	$112	12.5%
Stock-based compensation	60,145	23,993	150.7%	21	8	162.5%
Commissions	32,835	31,420	4.5%	12	11	9.1%
Advertising	21,556	21,603	(0.2)%	8	8	—
General and administrative	113,167	123,438	(8.3)%	40	44	(9.1)%
Depreciation and amortization	31,189	28,723	8.6%	11	10	10.0%
Total operating expenses	$612,165	$546,301	12.1%	$218	$193	13.0%

Operating expenses for 2020 increased 12.1% to $612.2 million compared to $546.3 million in 2019. Operating expenses per WSEE per month for 2020 increased 13.0% to $218 compared to $193 in 2019.
•Salaries of corporate and sales staff increased 11.4% to $353.3 million, or $14 per WSEE per month, compared to 2019. The increase was primarily due to a 4.1% increase in headcount, including a 9.3% increase in total BPAs in 2020 and higher incentive compensation expense during 2020 related to better than expected 2020 operating results compared to lower than expected 2019 operating results.
•Stock-based compensation increased 150.7% to $60.1 million, or $13 per WSEE per month, compared to 2019. The increase was primarily due to an increase in the number of stock awards anticipated to be earned related to performance-based awards granted under our short-term and long-term incentive plans based on our higher than expected operating results in 2020 compared to lower than expected operating results in 2019. In addition, 2020 contains the acceleration of stock-based compensation expense for employees who meet the retirement eligibility requirements for continued vesting. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.
•Commissions expense increased 4.5% to $32.8 million, or $1 per WSEE per month, compared to 2019. Commissions are primarily due to commissions associated with our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2020.

Insperity	51	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Advertising expense was flat compared to 2019, as a decrease in trade shows and events due to COVID-19 was partially offset by an increase in internet and radio advertising.
•General and administrative expenses decreased 8.3% to $113.2 million, or $4 per WSEE per month, compared to 2019. The decrease was primarily due to reductions in travel and training costs in response to the COVID-19 pandemic, partially offset by an increase in technology licensing costs, corporate insurance and rent expense.
•Depreciation and amortization expense increased 8.6% to $31.2 million, or $1 per WSEE per month, compared to 2019. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.
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
•Salaries of corporate and sales staff increased 5.3% to $317.1 million, but decreased $8 on a per WSEE per month basis, compared to 2018. The increase was primarily due to an 11.4% increase in headcount, including a 12.8% increase in total BPAs in 2019, partially offset by the non-recurrence of a $9.3 million one-time tax reform bonus paid in the first quarter of 2018 and lower incentive compensation expense during 2019.
•Stock-based compensation increased 17.5% to $24.0 million, but remained flat on a per WSEE per month basis, compared to 2018. This increase was primarily due to the acceleration of restricted stock awards and associated expense into the fourth quarter of 2017 that were originally scheduled to vest in the first quarter of 2018. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.
•Commissions expense increased 8.5% to $31.4 million, but decreased $1 on a per WSEE per month basis, compared to 2018. Commissions are primarily due to commissions associated with the growth in our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid in 2019.
•Advertising expense increased 16.4% to $21.6 million, or $1 per WSEE per month, compared to 2018. The increase was primarily due to an increase in advertising and business promotions.
•General and administrative expenses increased 11.1% to $123.4 million, but decreased $1 on a per WSEE per month basis, compared to 2018. The increase was primarily due to increased travel and training expenses associated with the increase in BPAs and technology licensing and maintenance costs.
•Depreciation and amortization expense increased 25.7% to $28.7 million, or $1 per WSEE per month, compared to 2018. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.
Other Income (Expense)

Insperity	52	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other income (expense), was expense of $5.4 million in 2020, income of $3.0 million in 2019 and income of $3.3 million in 2018. In 2020, the decrease in other income was due to a decrease in interest income on our marketable securities investments and workers’ compensation deposits and a slight increase in interest expense related to the higher outstanding balance on our credit facility. In 2019, higher interest income earnings on our investments was offset by higher interest expense on our outstanding debt. Please read Note 2 to the Consolidated Financial Statements, “Cash, Cash Equivalents and Marketable Securities,” for additional information.
Income Tax Expense
Our effective income tax rate was 27.0% in 2020, 20.3% in 2019 and 25.7% in 2018.
During 2020, we incurred federal and state income tax expense of $51.0 million on pre-tax income of $189.3 million. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by a $2.1 million tax benefit associated with equity compensation.
During 2019, we incurred federal and state income tax expense of $38.5 million on pre-tax income of $189.6 million. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by a $14.6 million tax benefit associated with equity compensation.
During 2018, we incurred federal and state income tax expense of $46.9 million on pre-tax income of $182.4 million. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by $3.9 million of tax benefits associated with equity compensation.
Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional information.

Insperity	53	2020 Form 10-K

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

Insperity	54	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2020		2019		2018
	$	WSEE	$	WSEE	$	WSEE

Payroll cost	$23,881,607	$8,497	$22,897,206	$8,100	$20,002,182	$7,970
Less: Bonus payroll cost	3,238,284	1,152	2,880,680	1,019	2,498,875	996
Non-bonus payroll cost	$20,643,323	$7,345	$20,016,526	$7,081	$17,503,307	$6,974
% Change year over year	3.1%	3.7%	14.4%	1.5%	17.4%	2.5%

Following is a reconciliation of operating expenses (GAAP) to adjusted operating expenses (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2020		2019		2018
	$	WSEE	$	WSEE	$	WSEE

Operating expenses	$612,165	$218	$546,301	$193	$502,873	$201
Less: One-time tax reform bonus	—	—	—	—	9,306	4
Adjusted operating expenses	$612,165	$218	$546,301	$193	$493,567	$197
% Change year over year	12.1%	13.0%	10.7%	(2.0)%	12.0%	(2.0)%

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

(in thousands, except per WSEE per month)	Year Ended December 31,
	2020		2019		2018		2017		2016
	$	WSEE	$	WSEE	$	WSEE	$	WSEE	$	WSEE

Net income	$138,237	$49	$151,099	$53	$135,413	$54	$84,402	$38	$65,991	$33
Income tax expense	51,033	19	38,544	14	46,947	19	45,739	21	39,186	19
Interest expense	8,016	3	7,647	3	4,668	2	3,213	1	2,396	1
Depreciation and amortization	31,189	11	28,723	10	22,842	9	18,182	9	16,644	9
EBITDA	228,475	82	226,013	80	209,870	84	151,536	69	124,217	62
Stock-based compensation	60,145	21	23,993	8	20,425	8	24,345	11	16,643	8
One-time tax reform bonus	—	—	—	—	9,306	3	—	—	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	—	—	—	—	2,000	1	—	—
Other	—	—	—	—	—	—	(200)	—	—	—
Stockholder advisory expenses	—	—	—	—	—	—	—	—	323	1
Adjusted EBITDA	$288,620	$103	$250,006	$88	$239,601	$95	$177,681	$81	$141,183	$71
% Change year over year	15.4%	17.0%	4.3%	(7.4)%	34.8%	17.3%	25.9%	14.1%	28.3%	12.7%

Insperity	55	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

	December 31,
(in thousands)	2020	2019

Cash, cash equivalents and marketable securities	$589,375	$402,070
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	341,988	234,553
Client prepayments	35,328	59,612
Adjusted cash, cash equivalents and marketable securities	$212,059	$107,905

Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016

Net income	$138,237	$151,099	$135,413	$84,402	$65,991
Non-GAAP adjustments:
Stock-based compensation	60,145	23,993	20,425	24,345	16,643
One-time tax reform bonus	—	—	9,306	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	—	2,000	—
Other	—	—	—	(200)	—
Stockholder advisory expenses	—	—	—	—	323
Total non-GAAP adjustments	60,145	23,993	29,731	26,145	16,966
Tax effect of non-GAAP adjustments	(17,068)	(5,643)	(7,608)	(9,354)	(6,239)
Enactment of the 2017 Tax Reform Act	—	—	—	2,481	—
Disaster relief tax credit	—	—	—	(669)	—
Adjusted net income	$181,314	$169,449	$157,536	$103,005	$76,718
% Change year over year	7.0%	7.6%	52.9%	34.3%	40.7%

Insperity	56	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP)(1):

	Year Ended December 31,
(amounts per share)	2020	2019	2018	2017	2016

Diluted EPS	$3.54	$3.70	$3.22	$2.01	$1.54
Non-GAAP adjustments:
Stock-based compensation	1.54	0.59	0.49	0.58	0.39
One-time tax reform bonus	—	—	0.22	—	—
Charitable donations to Hurricane Harvey relief efforts	—	—	—	0.05	—
Other	—	—	—	(0.01)	—
Stockholder advisory expenses	—	—	—	—	0.01
Total non-GAAP adjustments	1.54	0.59	0.71	0.62	0.40
Tax effect of non-GAAP adjustments	(0.44)	(0.14)	(0.18)	(0.22)	(0.15)
Enactment of the 2017 Tax Reform Act	—	—	—	0.06	—
Disaster relief tax credit	—	—	—	(0.02)	—
Adjusted EPS	$4.64	$4.15	$3.75	$2.45	$1.79
% Change year over year	11.8%	10.7%	53.1%	36.9%	62.7%
____________________________________
(1)Per share amounts for the years 2017 and 2016 have been adjusted to reflect the two-for-one split of our common stock effected on December 18, 2017 as a stock dividend.

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with debt or equity. We have a $500 million credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.
We had $589.4 million in cash, cash equivalents and marketable securities at December 31, 2020, of which approximately $342.0 million was payable in early January 2021 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $35.3 million were client prepayments that were payable in January 2021. During 2020, we borrowed $100.0 million under the Facility, which increased working capital. At December 31, 2020, we had working capital of $172.3 million compared to $105.7 million at December 31, 2019. The increase in working capital reflects, in part, cash flow from operations and borrowings under our Facility, offset by share repurchases, dividends and capital expenditures. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our Facility will be adequate to meet our liquidity requirements for 2021. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we are monitoring in light of the significant uncertainty created by the COVID-19 pandemic.
At December 31, 2020, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Our net cash flows from operating activities in 2020 were $346.4 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients. Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:

Insperity	57	2020 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2020, the last business day of the reporting period ended on a Thursday, client prepayments were $35.3 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $342.0 million. In the period ended December 31, 2019, which ended on a Tuesday, client prepayments were $59.6 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $234.6 million.
•Workers’ compensation plan funding – In 2020 and 2019, we received $28.2 million and $18.8 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2020, Plan Costs were more than the net premiums paid and owed to United by $6.0 million, which is $15.0 million less than our agreed-upon $9.0 million surplus maintenance level. The $15.0 million difference is therefore reflected as a current liability and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2020. In addition, the premiums owed to United at December 31, 2020, were $11.7 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
•Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 7.0% to $181.3 million in 2020 from $169.4 million in 2019. Please read “Results of Operations.”
Cash Flows from Investing Activities
Our net cash flows used in investing activities were $98.6 million during 2020, primarily due to $98.2 million in property and equipment purchases, which included $61.0 million related to our corporate office expansion.
Cash Flows from Financing Activities
Our net cash flows used in financing activities were $53.6 million during 2020. We repurchased $99.4 million in stock and paid $61.9 million in dividends, offset by borrowings of $100.0 million under our Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Seasonality, Inflation and Quarterly Fluctuations
Our quarterly earnings are impacted by the seasonal nature of our medical claims costs and payroll taxes. Typically, medical claims costs tend to increase throughout the year with the fourth quarter being the period with the highest costs, which has a negative impact on our fourth quarter earnings. This trend is primarily the result of many WSEEs’ medical plan deductibles being fully met by the fourth quarter, which increases our liability with respect to those claims. We have also experienced variability on a quarterly basis in medical claims costs based on the unpredictable nature of large claims and the COVID-19 pandemic effect on healthcare utilization patterns. Payroll taxes and associated billings are computed based on an employee’s annual taxable wage base. The annual payroll tax wage bases are frequently met in the first two quarters of each year depending on the employee’s compensation levels. As a result, the gross profit contribution from payroll taxes is typically higher in the first two quarters and declines in the latter half of each year. These historical trends may change and other seasonal trends may develop in the future. For further information related to our health insurance costs, please read “—Critical Accounting Policies and Estimates—Benefits Costs.”
We believe the effects of inflation have not had a significant impact on our results of operations or financial condition.

Insperity	58	2020 Form 10-K

QUANTITIVE AND QUALITATIVE DISCLOSURES

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our Facility bear interest at a variable market rate. As of December 31, 2020, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
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
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

Insperity	59	2020 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal controls over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2020 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B.  Other Information.
None.

Insperity	60	2020 Form 10-K

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

Insperity	61	2020 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

		The Consolidated Financial Statements listed by the Registrant on the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

(a)	2.	Financial Statement Schedules

		The required information is included in the Consolidated Financial Statements or Notes thereto.

(a)	3.	List of Exhibits

Exhibit No.		Exhibit
3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2018).
3.2		Amended and Restated Bylaws of Insperity, Inc. dated February 17, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2014).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-96952)).
4.2		Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2019).
4.3
Rights Agreement dated as of May 21, 2020 between Insperity, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020).

4.4		Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2020).
10.1	†
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

Insperity	62	2020 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.13	†
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

10.18	†
Form of Restricted Stock Unit Agreement for awards granted to executive officers on or after December 30, 2019 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.19	†
Form of Restricted Stock Unit Agreement for awards granted to certain senior personnel on or after December 30, 2019 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.20	†
Form of Restricted Stock Unit Agreement for awards granted to other employees on or after December 30, 2019 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.21	†
Form of Employee Award Notice and Agreement under LTIP granted on or after November 10, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.22	†
Form of Employee Award Notice and Agreement under LTIP granted on or after December 30, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2019).

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
10.34
First Amendment to the Insperity Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed for the year ended December 31, 2019).

10.35		Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).

Insperity	63	2020 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.36	†	Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.37	†	Form of Participant Agreement under the Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.38	(+)
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

Insperity	64	2020 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.52	(+)
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

10.54
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of February 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2020).

10.55		Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
10.56
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

10.57
Standard Form of Agreement Between Owner and Contractor dated February 8, 2019 between Insperity Service, L.P. and David E. Harvey Builders, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

21.1	*	Subsidiaries of Insperity, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Powers of Attorney.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

	*	Filed herewith.
	**	Furnished with this report.
	†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(+)	Certain portions of the exhibit have been omitted pursuant to an order granting confidential treatment or Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive hard to the Company if publicly disclosed.

ITEM 16.  FORM 10-K SUMMARY.
None.

Insperity	65	2020 Form 10-K

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 11, 2021.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

Insperity	66	2020 Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 11, 2021:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Timothy Clifford

*	Director
Dr. Eli Jones

*	Director
Carol R. Kaufman

*	Director
John L. Lumelleau

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Latha Ramchand

*	Director
Richard G. Rawson

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

Insperity	67	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.

Insperity	F-1	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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

Insperity	F-2	2020 Form 10-K

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

Insperity	F-3	2020 Form 10-K

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

We have served as the Company’s auditor since 1991.

/s/ Ernst & Young LLP

Houston, Texas
February 11, 2021

Insperity	F-4	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

Insperity	F-5	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Insperity, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 11, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Houston, Texas
February 11, 2021

Insperity	F-6	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$554,846	$367,342
Restricted cash	45,522	49,295
Marketable securities	34,529	34,728
Accounts receivable, net	392,746	465,779
Prepaid insurance	10,164	10,418
Other current assets	39,461	43,493
Income taxes receivable	—	3,691
Total current assets	1,077,268	974,746
Property and equipment, net	216,256	147,706
Right-of-use “ROU” leased assets	60,663	56,886
Deposits and prepaid health insurance	203,231	193,013
Goodwill and other intangible assets, net	12,707	12,714
Deferred income taxes, net	9,603	3,956
Other assets	4,548	5,975
Total assets	$1,584,276	$1,394,996

Liabilities and stockholders’ equity
Accounts payable	$6,203	$4,565
Payroll taxes and other payroll deductions payable	377,960	277,248
Accrued worksite employee payroll cost	334,836	401,859
Accrued health insurance costs	32,685	21,180
Accrued workers’ compensation costs	48,186	52,868
Accrued corporate payroll and commissions	44,277	52,612
Other accrued liabilities	60,777	58,713
Total current liabilities	904,924	869,045
Accrued workers’ compensation costs	195,239	193,609
Long-term debt	369,400	269,400
Operating lease liabilities, net of current	64,289	58,863
Other accrued liabilities, net of current	6,292	—
Total noncurrent liabilities	635,220	521,872
Commitments and contingencies
Stockholders’ equity:
Preferred stock ($0.01 per share par value; 20,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 120,000 shares authorized; 55,489 shares issued and outstanding)	555	555
Additional paid-in capital	95,528	48,141
Treasury stock, at cost (17,236 and 16,117 shares held in treasury)	(626,984)	(544,102)
Accumulated other comprehensive income, net of tax	5	12
Retained earnings	575,028	499,473
Total stockholders’ equity	44,132	4,079
Total liabilities and stockholders’ equity	$1,584,276	$1,394,996
See accompanying notes.

Insperity	F-7	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018

Revenues(1)	$4,287,004	$4,314,804	$3,828,549
Payroll taxes, benefits and workers’ compensation costs	3,480,150	3,581,870	3,146,640
Gross profit	806,854	732,934	681,909
Salaries, wages and payroll taxes	353,273	317,124	301,027
Stock-based compensation	60,145	23,993	20,425
Commissions	32,835	31,420	28,957
Advertising	21,556	21,603	18,554
General and administrative expenses	113,167	123,438	111,068
Depreciation and amortization	31,189	28,723	22,842
Total operating expenses	612,165	546,301	502,873
Operating income	194,689	186,633	179,036
Other income (expense):
Interest income	2,597	10,657	7,992
Interest expense	(8,016)	(7,647)	(4,668)
Income before income tax expense	189,270	189,643	182,360
Income tax expense	51,033	38,544	46,947
Net income	$138,237	$151,099	$135,413
Less distributed and undistributed earnings allocated to participating securities	(782)	(1,759)	(1,875)
Net income allocated to common shares	$137,455	$149,340	$133,538

Net income per share of common stock
Basic	$3.57	$3.72	$3.24
Diluted	$3.54	$3.70	$3.22
____________________________________
(1)Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018

Gross billings	$28,168,611	$27,212,010	$23,830,731
Less: WSEE payroll cost	23,881,607	22,897,206	20,002,182
Revenues	$4,287,004	$4,314,804	$3,828,549
See accompanying notes.

Insperity	F-8	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2020	2019	2018

Net income	$138,237	$151,099	$135,413
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(7)	21	(4)
Comprehensive income	$138,230	$151,120	$135,409
See accompanying notes.

Insperity	F-9	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Common Stock Issued		Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2017	55,489	$555	$25,337	$(256,363)	$(5)	$296,797	$66,321
Purchase of treasury stock, at cost	—	—	—	(113,327)	—	—	(113,327)
Issuance of long-term incentive awards and dividend equivalents	—	—	(5,764)	6,619	—	(855)	—
Stock-based compensation expense	—	—	15,460	4,965	—	—	20,425
Other	—	—	1,719	537	—	—	2,256
Dividends paid	—	—	—	—	—	(33,408)	(33,408)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(4)	—	(4)
Net income	—	—	—	—	—	135,413	135,413
Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$(9)	$397,947	$77,676
Purchase of treasury stock, at cost	—	—	—	(203,043)	—	—	(203,043)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	—	(951)	—
Stock-based compensation expense	—	—	16,899	7,094	—	—	23,993
Other	—	—	2,185	770	—	—	2,955
Dividends paid	—	—	—	—	—	(48,622)	(48,622)
Unrealized gain on marketable securities, net of tax	—	—	—	—	21	—	21
Net income	—	—	—	—	—	151,099	151,099
Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$12	$499,473	$4,079
Purchase of treasury stock, at cost	—	—	—	(99,415)	—	—	(99,415)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,140)	7,953	—	(813)	—
Stock-based compensation expense	—	—	53,561	6,584	—	—	60,145
Other	—	—	966	1,996	—	—	2,962
Dividends paid	—	—	—	—	—	(61,869)	(61,869)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	138,237	138,237
Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$5	$575,028	$44,132
See accompanying notes.

Insperity	F-10	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018

Cash flows from operating activities
Net income	$138,237	$151,099	$135,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,189	28,723	22,842
Amortization of marketable securities	783	(486)	137
Stock-based compensation	60,145	23,993	20,425
Deferred income taxes	(5,647)	4,860	(4,533)
Changes in operating assets and liabilities:
Accounts receivable	73,033	(65,156)	(66,642)
Prepaid insurance	254	(2,007)	2,371
Other current assets	4,032	(15,772)	(730)
Other assets and ROU assets	15,725	9,722	(2,005)
Accounts payable	1,638	(6,057)	4,175
Payroll taxes and other payroll deductions payable	100,712	16,082	(42,081)
Accrued worksite employee payroll expense	(67,023)	71,880	62,577
Accrued health insurance costs	11,505	(13,973)	9,078
Accrued workers’ compensation costs	(3,052)	13,247	23,763
Accrued corporate payroll, commissions and other accrued liabilities	(20,763)	(6,386)	8,941
Income taxes payable/receivable	5,585	(4,616)	10,749
Total adjustments	208,116	54,054	49,067
Net cash provided by operating activities	346,353	205,153	184,480

Cash flows from investing activities
Marketable securities:
Purchases	(50,624)	(110,131)	(87,887)
Proceeds from maturities	49,635	108,380	12,625
Proceeds from dispositions	484	28,313	16,299
Property and equipment:
Purchases	(98,159)	(56,307)	(35,328)
Proceeds from dispositions	43	21	151
Net cash used in investing activities	(98,621)	(29,724)	(94,140)

Cash flows from financing activities
Purchase of treasury stock	(99,415)	(203,043)	(113,327)
Dividends paid	(61,869)	(48,622)	(33,408)
Borrowings under long-term debt agreement	100,000	125,000	40,000
Other	7,701	8,312	2,257
Net cash used in financing activities	(53,583)	(118,353)	(104,478)
Net increase (decrease) in cash and cash equivalents	194,149	57,076	(14,138)
Cash, cash equivalents and restricted cash at beginning of year	592,550	535,474	549,612
Cash, cash equivalents and restricted cash at end of year	$786,699	$592,550	$535,474

Insperity	F-11	2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
(in thousands)	2020	2019	2018

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$367,342	$326,773	$354,260
Restricted cash	49,295	42,227	41,137
Deposits - workers’ compensation	175,913	166,474	154,215
Cash, cash equivalents and restricted cash beginning of year	$592,550	$535,474	$549,612

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$554,846	$367,342	$326,773
Restricted cash	45,522	49,295	42,227
Deposits - workers’ compensation	186,331	175,913	166,474
Cash, cash equivalents and restricted cash end of year	$786,699	$592,550	$535,474

Supplemental disclosures of cash flow information
Income taxes, net	$51,097	$38,299	$40,730
Cash paid for interest	8,977	7,421	4,006
ROU assets obtained in exchange for lease obligations	22,770	24,474	—
See accompanying notes.

Insperity	F-12	2020 Form 10-K

Notes to the Consolidated Financial Statements

1.	Accounting Policies
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
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as Workforce Acceleration. We also offer a number of other business performance solutions, including Comprehensive Traditional Payroll and Human Capital Management, Time and Attendance, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products or services are offered separately or with our other solutions.
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
As a co-employer of our WSEEs, we assume many of the rights and obligations associated with being an employer. We enter into an employment agreement with each WSEE, thereby maintaining a variety of employer rights, including the right to hire or terminate employees, the right to evaluate employee qualifications or performance, and the right to establish employee compensation levels. Typically, Insperity only exercises these rights in consultation with its clients or when necessary to ensure regulatory compliance. The responsibilities associated with our role as employer include the following obligations with regard to our WSEEs: (1) to compensate our WSEEs through wages and salaries; (2) to pay the employer portion of payroll-related taxes; (3) to withhold and remit (where applicable) the employee portion of payroll-related taxes; (4) to provide employee benefit programs; and (5) to provide workers’ compensation insurance coverage.
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

Insperity	F-13	2020 Form 10-K

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
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Northeast	$1,189,837	$1,135,771	$996,541
Southeast	509,846	499,201	447,584
Central	761,905	743,514	637,779
Southwest	935,634	1,001,845	895,243
West	839,347	880,434	797,942
	4,236,569	4,260,765	3,775,089
Other revenue	50,435	54,039	53,460
Total revenue	$4,287,004	$4,314,804	$3,828,549

Our PEO HR Outsourcing solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of our WSEEs; and (2) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of our WSEEs. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite.
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

Insperity	F-14	2020 Form 10-K

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
We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2020 and 2019, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019

Land	$6,215	$6,215
Buildings and improvements	125,704	119,635
Computer hardware and software	129,213	123,232
Software development costs	100,762	85,252
Furniture, fixtures and other	48,516	48,082
Construction in progress(1)	84,668	20,885
	495,078	403,301
Accumulated depreciation and amortization	(278,822)	(255,595)
Total property and equipment, net	$216,256	$147,706
____________________________________
(1)Construction in progress is related to our corporate office expansion.

Insperity	F-15	2020 Form 10-K

Notes to the Consolidated Financial Statements

The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

	Useful Life
Buildings and improvements	5	—	32	years
Computer hardware and software	2	—	5	years
Software development costs	3	—	3	years
Furniture, fixtures and other	5	—	7	years

Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $8.7 million, $7.8 million and $6.0 million in amortization of capitalized computer software costs in 2020, 2019 and 2018, respectively. Unamortized software development costs were $32.6 million and $25.8 million at December 31, 2020 and 2019, respectively.
We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when the carrying amount of an asset is deemed to not be recoverable. If events or circumstances were to indicate that any of our long-lived assets might be impaired, we would assess recoverability based on the estimated undiscounted future cash flows to be generated from the applicable asset. In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of undiscounted future net cash flows from operating activities or upon disposal of the asset.
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

Insperity	F-16	2020 Form 10-K

Notes to the Consolidated Financial Statements
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2020, 2019 or 2018.
At December 31, 2020 and 2019, we had an aggregate carrying amount of goodwill acquired of $21.2 million, which has been reduced by cumulative impairment charges of $8.5 million. Accordingly, our goodwill balance at December 31, 2020 and 2019 was $12.7 million.
Health Insurance Costs
We provide group health insurance coverage to our WSEEs in our PEO HR Outsourcing solutions through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.
The policy with United provides approximately 87% of our health insurance coverage. While the policy with United is a fully-insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for participant’s annual claim costs that exceed $1 million. Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million as of December 31, 2020, and is reported as a long-term asset. As of December 31, 2020, Plan Costs were more than the net premiums paid and owed to United by $6.0 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $15.0 million difference is also included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at December 31, 2020, were $11.7 million, which is included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred included a reduction of $0.2 million in 2020, an increase of $2.3 million in 2019 and a reduction of $1.3 million in 2018 for changes in estimated run-off related to prior periods.

Insperity	F-17	2020 Form 10-K

Notes to the Consolidated Financial Statements
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2020, 2019 and 2018, we reduced accrued workers’ compensation costs by $42.1 million, $31.7 million and $18.8 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 0.6% in 2020 and 1.9% in 2019) are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in thousands)	2020	2019

Beginning balance	$242,904	$229,639
Accrued claims	42,639	62,552
Present value discount, net of accretion	740	(3,643)
Paid claims	(45,522)	(45,644)
Ending balance	$240,761	$242,904

Current portion of accrued claims	$45,522	$49,295
Long-term portion of accrued claims	195,239	193,609
Total accrued claims	$240,761	$242,904

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at December 31, 2020 and 2019 includes $2.7 million and $3.6 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $257.9 million as of December 31, 2020 and $262.9 million as of December 31, 2019.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2020, we received $28.2 million for the return of excess claim funds related to

Insperity	F-18	2020 Form 10-K

Notes to the Consolidated Financial Statements
the workers’ compensation program, which decreased deposits. As of December 31, 2020, we had restricted cash of $45.5 million and deposits of $186.3 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in noncurrent liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2020, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
We generally make annual grants of restricted and unrestricted stock under our stock-based incentive compensation plan to our non-employee directors, officers and other management but changed to restricted stock units for employees in 2020. Restricted stock and restricted stock unit grants to officers and other employees generally vest over a period of three years from the date of grant. Shares of restricted stock and restricted stock units are valued based on the fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the requisite service period. Stock grants issued to non-employee directors are 100% vested on the grant date.
During 2020, we also granted performance-based restricted stock units to officers and other management, which vest or expire based on the achievement of various performance metrics. Performance-based restricted stock units have a vesting schedule of one year. The fair value of each performance-based restricted stock unit is the market price of our common stock on the date of grant. The compensation expense for such awards is recognized on a straight line basis over the requisite service period. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based on the probability of achievement of the performance target.
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
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2020, 2019 and 2018. Matching contributions under the Corporate Plan are immediately vested. During 2020, 2019 and 2018, we made matching contributions on behalf of corporate employees to the Corporate Plan of $12.6 million, $11.4 million and $10.3 million, respectively, and is included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2020, 2019 and 2018, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $199.2 million, $198.2 million and $165.5 million, respectively.
Advertising
We expense all advertising costs as incurred.
Income Taxes

Insperity	F-19	2020 Form 10-K

Notes to the Consolidated Financial Statements
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
Reclassifications
Certain immaterial prior year amounts have been reclassified to conform to the 2020 presentation.
New Accounting Pronouncements
We adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) effective January 1, 2020 with no material impact. Under this standard, we estimate our reserves using information about past events, current conditions and risk characteristics of our client base when assessing risk associated with the collectability of accounts receivables, including unbilled accounts receivables. We require clients to pay invoices for service fees not later than the same day as the applicable payroll date. As such, we generally do not require collateral. As of December 31, 2020, allowance for bad debts was immaterial.

2.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2020			2019
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$503,221	$—	$503,221	$349,857	$—	$349,857
Investments holdings	47,992	34,529	82,521	13,218	34,728	47,946
Cash in demand accounts	33,692	—	33,692	36,521	—	36,521
Outstanding checks	(30,059)	—	(30,059)	(32,254)	—	(32,254)
Total	$554,846	$34,529	$589,375	$367,342	$34,728	$402,070

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash balance as of December 31, 2020 and December 31, 2019, are $342.0 million and $234.6 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $35.3 million and $59.6 million, respectively, in client prepayments.

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
•Level 3 - significant unobservable inputs

Insperity	F-20	2020 Form 10-K

Notes to the Consolidated Financial Statements
Fair Value of Instruments Measured and Recognized at Fair Value
The following tables summarize the levels of fair value measurements of our financial assets:

	December 31, 2020			December 31, 2019
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$551,213	$551,213	$—	$363,075	$363,075	$—
U.S. Treasury bills	10,531	10,531	—	34,728	34,728	—
Municipal bonds	23,998	—	23,998	—	—	—
Total	$585,742	$561,744	$23,998	$397,803	$397,803	$—

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2020
U.S. Treasury bills	$10,530	$1	$—	$10,531
Municipal bonds	23,994	8	(4)	23,998

December 31, 2019
U.S. Treasury bills	$34,716	$13	$(1)	$34,728

As of December 31, 2020, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.
At December 31, 2020, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, "Long-Term Debt," for additional information.

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in thousands)	2020	2019

Trade, net	$6,559	$12,731
Unbilled	380,819	448,088
Other	5,368	4,960
Accounts receivable, net	$392,746	$465,779

Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.0 million and $0.9 million as of December 31, 2020 and 2019, respectively. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

Insperity	F-21	2020 Form 10-K

Notes to the Consolidated Financial Statements
We make an accrual at the end of each accounting period for our obligations associated with the earned but unpaid wages of our WSEEs and for the accrued gross billings associated with such wages. These accruals are included in accrued WSEE payroll cost and unbilled accounts receivable; however, these amounts are presented net in the Consolidated Statements of Operations. We generally require clients to pay invoices for service fees no later than the same day as the applicable payroll date. As such, we generally do not require collateral. Client prepayments directly attributable to accrued worksite employee payroll costs and unbilled revenues have been netted as we have the legal right of offset for these amounts. Unbilled accounts receivable consisted of the following:

	December 31,
(in thousands)	2020	2019

Accrued worksite employee payroll cost	$334,836	$401,859
Unbilled revenues	81,311	105,841
Client prepayments	(35,328)	(59,612)
Unbilled accounts receivable	$380,819	$448,088

5.	Deposits and prepaid health insurance
Deposits and prepaid health insurance consisted of the following:

	December 31,
(in thousands)	2020	2019

Prepaid health insurance	$9,000	$9,000
Deposits – health insurance	7,900	8,100
Deposits – workers’ compensation	186,331	175,913
Deposits and prepaid health insurance	$203,231	$193,013

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as deposits and prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs and workers’ compensation costs.

6.	Long-Term Debt
We have a $500 million revolving credit facility (the “Facility”) which is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Borrowings may be increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. In addition, as of December 31, 2020, we had an outstanding $1.0 million letter of credit issued under the Facility. As of December 31, 2020, our outstanding balance on the Facility was $369.4 million and is due when the Facility matures on September 13, 2024.
Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate during 2020 was 2.4%. Interest expense and unused commitment fees are recorded in other income (expense). Upon the discontinuation of LIBOR, the Facility provides that we and the agent will negotiate in good faith to amend the agreement to address such discontinuation and to place the parties in substantially the same economic position.
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

Insperity	F-22	2020 Form 10-K

Notes to the Consolidated Financial Statements
total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2020.

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2020	2019

Deferred tax liabilities
Prepaid assets	$(4,207)	$(4,252)
Depreciation	(4,941)	(4,564)
Software development costs	(8,230)	(6,475)
Tenant improvements	(3,702)	(3,209)
Right-of-use leased assets	(17,322)	(15,949)
Intangibles	(1,444)	(955)
Total deferred tax liabilities	(39,846)	(35,404)

Deferred tax assets
Accrued incentive compensation	5,092	5,946
Net operating loss carryforward	558	632
Workers’ compensation accruals	6,310	5,404
Accrued rent	1,553	1,223
Stock-based compensation	11,383	6,712
Operating lease liabilities	21,024	19,158
Minority investment impairment	676	673
Cares act deferral	3,235	—
Other	294	287
Total deferred tax assets	50,125	40,035
Valuation allowance	(676)	(675)
Total net deferred tax assets	49,449	39,360

Net deferred tax assets	$9,603	$3,956

Insperity	F-23	2020 Form 10-K

Notes to the Consolidated Financial Statements
The components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Current income tax expense
Federal	$45,558	$27,385	$40,347
State	11,122	6,299	11,133
Total current income tax expense	56,680	33,684	51,480

Deferred income tax (benefit) expense
Federal	(4,678)	4,016	(3,398)
State	(969)	844	(1,135)
Total deferred income tax (benefit) expense	(5,647)	4,860	(4,533)
Total income tax expense	$51,033	$38,544	$46,947

In 2016, we prospectively adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We recognized an income tax benefit of $2.1 million in 2020, $14.6 million in 2019 and $3.9 million in 2018 related to excess tax benefits from the vesting of equity compensation.
The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Expected income tax expense at 21%	$39,747	$39,825	$38,296
State income taxes, net of federal benefit	7,818	5,821	7,660
Nondeductible expenses	3,641	5,959	4,831
Equity compensation, net	1,335	(12,120)	(2,737)
Research and development credit	(1,479)	(1,069)	(856)
Other, net	(29)	128	(247)
Reported total income tax expense	$51,033	$38,544	$46,947

At December 31, 2020, we have net operating loss carryforwards totaling $2.2 million that expire from 2023 to 2030 related to an acquisition that occurred in 2010.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, 2019 and 2018, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2017 through 2019 remain open to examination by the Internal Revenue Service of the United States. The tax years 2016 through 2019 remain open to examination by various state tax authorities.

Insperity	F-24	2020 Form 10-K

Notes to the Consolidated Financial Statements

8.	Stockholders’ Equity
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. We repurchased 1,285,696 shares under the Repurchase Program during 2020. In addition, 151,332 shares were withheld during 2020 to satisfy minimum tax withholding obligations for the vesting of long-term incentive, restricted stock awards and restricted stock units, which are not subject to the Repurchase Program. In 2020, the Board authorized an increase of 2 million shares that may be repurchased under the Repurchase Program. During 2019, we repurchased 1,897,322 shares under the Repurchase Program and 227,208 shares were withheld to satisfy minimum tax withholding obligations for the vesting of long-term incentive and restricted stock awards. At December 31, 2020, we were authorized to repurchase an additional 1,128,137 shares under the Repurchase Program. Shares repurchased under the Repurchase Program are recorded in treasury.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2020	2019

First quarter	$0.40	$0.30
Second quarter	0.40	0.30
Third quarter	0.40	0.30
Fourth quarter	0.40	0.30

During 2020 and 2019, we paid a total of $61.9 million and $48.6 million, respectively, in dividends.
Preferred Stock
At December 31, 2020, 20 million shares of preferred stock were authorized.
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
The Insperity, Inc. 2001 Incentive Plan, as amended, and the 2012 Incentive Plan, as amended, (collectively, the “Incentive Plans”) provide for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries. The 2012 Incentive Plan is currently the only plan under which new stock-based awards may be granted.The 2001 Incentive Plan only has outstanding nonqualified stock options. The 2012 Incentive Plan permits stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purpose of the Incentive Plan generally is to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.
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

Insperity	F-25	2020 Form 10-K

Notes to the Consolidated Financial Statements
amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the Incentive Plans is necessary only when required by applicable law or stock exchange rules. Assuming all outstanding awards are paid at max, at December 31, 2020, 1,417,062 shares of common stock were available for future grants under the 2012 Incentive Plan.
We also maintain the Insperity, Inc. Long-Term Incentive Plan (“LTIP”) under the 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2018, 2019 and 2020.
Beginning with stock-based awards granted in 2020, employees who attain a minimum age of 62 and have provided 15 years or more of continuous service may continue to vest in awards following a qualifying retirement as defined under the 2012 Incentive Plan award agreement, as though he or she were still an employee, provided the grant date of the award is six months or more before the employee’s last day of employment. For a termination following a qualifying retirement, time-vested awards will continue to vest in the normal course. For a termination following a qualifying retirement, performance-based awards with completed or in-process performance periods are adjusted for achievement of the performance criteria, prorated through the date of termination and paid in the normal course, while performance-based awards for performance periods that have not started are forfeited. Stock-based compensation expense related to time-vested and performance-based awards is accelerated over the requisite service period for employees who meet the requirements for continued vesting.
Stock-based compensation expense and other disclosures for stock-based awards follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Stock-based compensation expense recognized	$60,145	$23,993	$20,425
Income tax benefit realized from stock-based compensation expense	16,217	4,876	5,249

Time-Based Restricted Stock Awards and Time-Based Restricted Stock Units
Time-based restricted stock awards (“RSAs”) and time-based restricted stock units (“RSUs”), under equity plan accounting, are generally measured at fair value on the date of grant based on the number of shares granted, estimated forfeitures and the quoted price of the common stock. Such value is recognized as compensation expense over the corresponding vesting period, generally three years to five years for awards currently outstanding. However, for some RSUs currently outstanding, compensation expense is accelerated over the shortened requisite service period for employees who meet the requirements for continued vesting.
Following is a summary of time-based RSAs and time-based RSUs award activity for 2020:

	Total Awards (in thousands)	Weighted Average Grant Date Fair Value

Non-vested - December 31, 2019	443	$86.10
Granted	468	66.32
Vested	(262)	70.65
Canceled	(13)	79.89
Non-vested - December 31, 2020	636	$78.04

Additional disclosures for time-based RSAs and time-based RSUs:

	Year Ended December 31,
	2020	2019	2018

Weighted average grant date fair value of awards granted	$66.32	$124.04	$65.98
Fair value of awards vested during the year (in millions)	18.1	39.7	1.2

Insperity	F-26	2020 Form 10-K

Notes to the Consolidated Financial Statements

As of December 31, 2020, unrecognized compensation expense associated with the unvested RSAs and RSUs outstanding was $26.1 million and is expected to be recognized over a weighted average period of 20 months.
Long-Term Incentive Program Awards
Each performance unit represents the right to receive common shares at a future date based on our performance against specified targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets, which can range from 0% to 200% of the targeted amounts. A performance unit may be comprised of either a performance based award or a market-based award. For performance-based awards, performance units have a vesting schedule of three years and compensation expense is recognized based on the number of common shares expected to be issued and the market price per common share on the date of grant. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. For market-based awards, performance units vest at the end of a three-year period assuming continued employment and achievement of market-based performance goals. The fair value of market-based performance awards was determined through the use of the Monte Carlo simulation method. The compensation expense for the LTIP awards is recognized on a straight-line basis over the vesting terms.
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2020:

	Number of Performance Units (in thousands)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2019	272	$79.95
Granted	113	70.05
Vested	(115)	48.06
Unvested at December 31, 2020	270	$89.40

The determination of achievement results and corresponding vesting of the 2017 LTIP awards occurred in February 2020 resulting in the recipients receiving approximately 238,000 shares of common stock with a fair value $17.3 million. As of December 31, 2020, we estimate that approximately 167,000, 21,000 and 89,000 shares will vest with $0.3 million, $1.0 million and $2.4 million in unamortized compensation expense related to the 2018, 2019 and 2020 LTIP grants, respectively.
Performance-Based Restricted Stock Units
During 2020, we granted performance-based RSUs (“pRSU”) under the 2012 Incentive Plan to our named executive officers and certain other management. The pRSUs are performance-based short-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. Each pRSU represents the right to receive common shares at a future date based on our performance against specified targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets, which can range from 0% to 300% of the targeted amounts. The pRSUs have a vesting schedule of less than one year and compensation expense is recognized based on the number of common shares expected to be issued and the market price per common share on the date of grant. For pRSUs currently outstanding, compensation expense is accelerated over the requisite service period for employees who meet the requirements for continued vesting. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets.
During 2020, we granted approximately 221,000 pRSUs (at target) with a weighted average grant date fair value of $64.85 and canceled approximately 2,000 pRSUs (at target) with a weighted average grant date fair value of $65.19. At December 31, 2020, we had approximately 219,000 unvested pRSUs (at target) with a weighted average grant date fair value of $64.85.

Insperity	F-27	2020 Form 10-K

Notes to the Consolidated Financial Statements
As of December 31, 2020, we estimate that approximately 379,000 pRSUs will vest with $1.5 million in unamortized compensation expense related to the 2020 pRSU grants.
Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 57,000, 29,000 and 30,000 shares were issued from treasury under the ESPP during fiscal years 2020, 2019 and 2018, respectively.

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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Net income	$138,237	$151,099	$135,413
Less distributed and undistributed earnings allocated to participating securities	(782)	(1,759)	(1,875)
Net income allocated to common shares	$137,455	$149,340	$133,538

Weighted average common shares outstanding	38,503	40,186	41,217
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	317	166	289
Adjusted weighted average common shares outstanding	38,820	40,352	41,506

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	133	—	—

11.	Leases
In 2019, we adopted ASU No. 2016-02, Leases (Topic 842). We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for 2020, 2019 and 2018 were $17.3 million, $15.9 million and $15.4 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Operations. During 2020, cash paid for amounts included in the measurement of operating lease liabilities was $19.1 million.

Insperity	F-28	2020 Form 10-K

Notes to the Consolidated Financial Statements
The following table presents the lease balances within our Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Consolidated Balance Sheets	December 31, 2020

Operating lease ROU assets	Right-of-use leased assets	$60,663

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	16,518
Long-term operating lease liabilities	Operating lease liabilities, net of current	64,289
Total operating lease liabilities		80,807
Less:
Landlord funded tenant improvements		14,189
Deferred rent		5,955
Operating lease ROU assets		$60,663

Weighted average remaining lease term (years)		5
Weighted average discount rate		4.0%

The following presents the maturity of our operating leases liabilities as of December 31, 2020:

(in thousands)	Operating Leases

2021	$19,384
2022	18,444
2023	15,828
2024	12,791
2025	9,237
Thereafter	14,306
Total remaining obligation	89,990
Less imputed interest	9,183
Present value of lease liabilities	$80,807

As of December 31, 2020, we have additional operating leases that have not yet commenced of $16.5 million with lease terms ranging from 4 years to 7 years.

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2020, future purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2021	$24,580	(1)
2022	12,792
2023	3,633
2024	1,283
2025	665
Thereafter	329
Total obligations	$43,282
____________________________________
(1)Includes $3.4 million related to the construction of a new facility on our corporate campus.

Insperity	F-29	2020 Form 10-K

Notes to the Consolidated Financial Statements
Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and a third-party who served as the discretionary trustee (the “Co-Defendant”) of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleges the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The court certified a class defined as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” The court dismissed the breach of fiduciary duty claims relating to the selection of an Insperity subsidiary to serve as the recordkeeper of the Plan. On March 28, 2019, the court partially granted Insperity’s motion for summary judgment, resulting in the dismissal of the claims concerning allegations of excessive recordkeeping fees. The court denied the plaintiffs’ request for a jury trial and set a bench trial, which was held from March 2, 2020 to March 13, 2020. At trial, the plaintiffs alleged damages up to approximately $146.0 million against all defendants. All parties filed proposed findings of fact and conclusions of law on June 15, 2020. On September 18, 2020, the plaintiffs and Co-Defendant informed the court that they reached an agreement in principle to settle the entire case, including a full and final release of all claims against Insperity. Insperity did not participate in the settlement discussions and will make no financial contribution to the settlement. In connection with the settlement, the plaintiffs and Co-Defendant filed a motion to extend the class period to March 31, 2019, which the court granted. The court has also granted preliminary approval of the settlement and has set the final approval hearing on March 5, 2021. As a result of the uncertainty regarding the outcome of this matter and the subsequent settlement agreement that, if approved by the court, will end the case with no financial contribution from Insperity, no provision has been made in the accompanying Consolidated Financial Statements.
Securities Class Action Lawsuit
In July 2020, a federal securities class action was filed against us and certain of our officers in the United States District Court for the Southern District of New York. The name of the case is Building Trades Pension Fund of Western Pennsylvania v. Insperity, Inc., et al., Case No. 1:20-cv-05635-NRB. On October 23, 2020, the court issued an order appointing Oakland County Employees’ Retirement System and Oakland County Voluntary Employees’ Beneficiary Association Trust as lead plaintiff. On December 22, 2020, the lead plaintiff filed its consolidated complaint alleging that we made materially false and misleading statements regarding our business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief, and such other relief that may be deemed proper. We believe the allegations in the action are without merit, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.
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

Insperity	F-30	2020 Form 10-K