Form 10-Q
period 2021-03-31
INSPERITY, INC.
filed 2021-05-04
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of April 26, 2021, 38,674,991 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$494,777	$554,846
Restricted cash	46,353	45,522
Marketable securities	34,292	34,529
Accounts receivable, net	561,244	392,746
Prepaid insurance	57,670	10,164
Other current assets	53,718	39,461
Income taxes receivable	3,451	—
Total current assets	1,251,505	1,077,268
Property and equipment, net of accumulated depreciation	220,262	216,256
Right-of-use (“ROU”) leased assets	67,688	60,663
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	193,067	186,331
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	—	9,603
Other assets	6,955	4,548
Total assets	$1,769,084	$1,584,276
Liabilities and stockholders' equity
Accounts payable	$5,841	$6,203
Payroll taxes and other payroll deductions payable	310,519	377,960
Accrued worksite employee payroll cost	503,334	334,836
Accrued health insurance costs	72,136	32,685
Accrued workers’ compensation costs	49,696	48,186
Accrued corporate payroll and commissions	41,720	44,277
Other accrued liabilities	61,105	60,777
Total current liabilities	1,044,351	904,924
Accrued workers’ compensation cost, net of current	190,336	195,239
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	71,716	64,289
Deferred income taxes, net	13,343	—
Other accrued liabilities, net of current	6,294	6,292
Total noncurrent liabilities	651,089	635,220
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	81,329	95,528
Treasury stock, at cost	(628,391)	(626,984)
Retained earnings	620,151	575,033
Total stockholders’ equity	73,644	44,132
Total liabilities and stockholders’ equity	$1,769,084	$1,584,276
See accompanying notes.

Insperity | 2021 First Quarter Form 10-Q	4

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020

Revenues(1)	$1,286,835	$1,229,483
Payroll taxes, benefits and workers’ compensation costs	1,035,390	995,461
Gross profit	251,445	234,022
Salaries, wages and payroll taxes	103,075	86,501
Stock-based compensation	11,822	6,552
Commissions	7,719	8,460
Advertising	5,322	4,833
General and administrative expenses	31,636	34,853
Depreciation and amortization	8,047	7,602
Total operating expenses	167,621	148,801
Operating income	83,824	85,221
Other income (expense):
Interest income	543	1,879
Interest expense	(1,599)	(2,362)
Income before income tax expense	82,768	84,738
Income tax expense	20,846	22,646
Net income	$61,922	$62,092
Less distributed and undistributed earnings allocated to participating securities	(197)	(462)
Net income allocated to common shares	$61,725	$61,630

Net income per share of common stock
Basic	$1.62	$1.59
Diluted	$1.59	$1.58
 ____________________________________
(1)Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020

Gross billings	$8,050,422	$7,436,754
Less: WSEE payroll cost	$6,763,587	$6,207,271
Revenues	$1,286,835	$1,229,483
See accompanying notes.

Insperity | 2021 First Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2021	2020

Cash flows from operating activities
Net income	$61,922	$62,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,047	7,602
Stock-based compensation	11,822	6,552
Deferred income taxes	22,946	12,560
Changes in operating assets and liabilities:
Accounts receivable	(168,498)	(54,966)
Prepaid insurance	(47,506)	(35,107)
Other current assets	(14,257)	3,068
Other assets and ROU assets	1,508	3,403
Accounts payable	(362)	1,675
Payroll taxes and other payroll deductions payable	(67,441)	(9,003)
Accrued worksite employee payroll expense	168,498	34,905
Accrued health insurance costs	39,451	25,661
Accrued workers’ compensation costs	(3,393)	3,467
Accrued corporate payroll, commissions and other accrued liabilities	(5,421)	(46,531)
Income taxes payable/receivable	(5,345)	8,409
Total adjustments	(59,951)	(38,305)
Net cash provided by operating activities	1,971	23,787

Cash flows from investing activities
Marketable securities:
Purchases	(10,585)	(8,689)
Proceeds from maturities	10,580	24,000
Property and equipment:
Purchases	(12,072)	(15,625)
Net cash used in investing activities	(12,077)	(314)

Cash flows from financing activities
Purchase of treasury stock	(29,686)	(61,203)
Dividends paid	(15,461)	(15,557)
Borrowings under revolving line of credit	—	100,000
Other	2,751	2,363
Net cash provided by (used in) financing activities	(42,396)	25,603
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,502)	49,076
Cash, cash equivalents and restricted cash beginning of period	786,699	592,550
Cash, cash equivalents and restricted cash end of period	$734,197	$641,626

Insperity | 2021 First Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2021	2020

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$554,846	$367,342
Restricted cash	45,522	49,295
Deposits – workers’ compensation	186,331	175,913
Cash, cash equivalents and restricted cash beginning of period	$786,699	$592,550

Cash and cash equivalents	$494,777	$404,728
Restricted cash	46,353	48,349
Deposits – workers’ compensation	193,067	188,549
Cash, cash equivalents and restricted cash end of period	$734,197	$641,626

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$12,104	$6,787
See accompanying notes.

Insperity | 2021 First Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$575,033	$44,132
Purchase of treasury stock, at cost	—	—	—	(29,686)	—	(29,686)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25,085)	26,421	(1,336)	—
Stock-based compensation expense	—	—	10,851	971	—	11,822
Exercise of stock options	—	—	(329)	569	—	240
Other	—	—	364	318	—	682
Dividends paid	—	—	—	—	(15,461)	(15,461)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	(7)
Net income	—	—	—	—	61,922	61,922
Balance at March 31, 2021	55,489	$555	$81,329	$(628,391)	$620,151	$73,644

Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$499,485	$4,079
Purchase of treasury stock, at cost	—	—	—	(61,203)	—	(61,203)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(7,088)	7,898	(810)	—
Stock-based compensation expense	—	—	4,893	1,659	—	6,552
Other	—	—	381	261	—	642
Dividends paid	—	—	—	—	(15,557)	(15,557)
Unrealized gain on marketable securities, net of tax	—	—	—	—	85	85
Net income	—	—	—	—	62,092	62,092
Balance at March 31, 2020	55,489	$555	$46,327	$(595,487)	$545,295	$(3,310)

Insperity | 2021 First Quarter Form 10-Q	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2020. Our Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at March 31, 2021 and our Consolidated Statements of Operations for the three month periods ended March 31, 2021 and 2020, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020 and our Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2021 and 2020, have been prepared by us without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows, have been made.
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

Insperity | 2021 First Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at March 31, 2021, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of March 31, 2021, Plan Costs were less than the net premiums paid and owed to United by $51.4 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $42.4 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2021 were $66.0 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2021 included an increase of $5.5 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first three months of 2020 included a reduction of $1.5 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2021 and 2020, we reduced accrued workers’ compensation costs by $13.2 million and $10.1 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2021 period was 0.5% and in the 2020 period was 1.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2021 First Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
(in thousands)	2021	2020

Beginning balance, January 1,	$240,761	$242,904
Accrued claims	8,522	14,339
Present value discount, net of accretion	652	(200)
Paid claims	(13,246)	(11,121)
Ending balance	$236,689	$245,922

Current portion of accrued claims	$46,353	$48,289
Long-term portion of accrued claims	190,336	197,633
Total accrued claims	$236,689	$245,922
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at March 31, 2021 includes $3.3 million of workers’ compensation administrative fees.
As of March 31, 2021 and 2020, the undiscounted accrued workers’ compensation costs were $253.2 million and $265.6 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At March 31, 2021, we had restricted cash of $46.4 million and deposits – workers’ compensation of $193.1 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $549.0 million and $380.8 million at March 31, 2021 and December 31, 2020, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update (“ASU”) No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2021 First Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020	% Change

Northeast	$373,629	$344,086	8.6%
Southeast	156,260	140,678	11.1%
Central	225,700	211,302	6.8%
Southwest	256,979	272,130	(5.6)%
West	261,354	246,853	5.9%
	1,273,922	1,215,049	4.8%
Other revenue	12,913	14,434	(10.5)%
Total revenue	$1,286,835	$1,229,483	4.7%

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2021			December 31, 2020
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$432,607	$—	$432,607	$503,221	$—	$503,221
Investment holdings	48,278	34,292	82,570	47,992	34,529	82,521
Cash in demand accounts	23,105	—	23,105	33,692	—	33,692
Outstanding checks	(9,213)	—	(9,213)	(30,059)	—	(30,059)
Total	$494,777	$34,292	$529,069	$554,846	$34,529	$589,375
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at March 31, 2021 and December 31, 2020 included $273.5 million and $342.0 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $58.9 million and $35.3 million, respectively, in client prepayments.

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
•Level 3 - significant unobservable inputs

Insperity | 2021 First Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	March 31, 2021			December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$480,885	$480,885	$—	$551,213	$551,213	$—
U.S. Treasury bills	13,269	13,269	—	10,531	10,531	—
Municipal bonds	21,023	—	21,023	23,998	—	23,998
Total	$515,177	$494,154	$21,023	$585,742	$561,744	$23,998

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2021
U.S. Treasury bills	$13,267	$2	$—	$13,269
Municipal bonds	21,028	1	(6)	21,023
Total	$34,295	$3	$(6)	$34,292

December 31, 2020
U.S. Treasury bills	$10,530	$1	$—	$10,531
Municipal bonds	23,994	8	(4)	23,998
Total	$34,524	$9	$(4)	$34,529

As of March 31, 2021, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$34,295	$34,292
One to five years	—	—
Total	$34,295	$34,292
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of March 31, 2021, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

Insperity | 2021 First Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity of up to $500 million. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries. At March 31, 2021, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $129.6 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the three month period ended March 31, 2021 was 1.88%. Interest expense and unused commitment fees are recorded in other income (expense). Upon the discontinuation of LIBOR, the Facility provides that we and the agent will negotiate in good faith to amend the agreement to address such discontinuation and to place the parties in substantially the same economic position.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2021.

6.	Stockholders' Equity
During the first three months of 2021, we repurchased or withheld an aggregate of 340,317 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2021, 49,904 shares were repurchased under the Repurchase Program. As of March 31, 2021, we were authorized to repurchase an additional 1,078,233 shares under the Repurchase Program.
Withheld Shares
During the three months ended March 31, 2021, we withheld 290,413 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2021	2020

First quarter	$0.40	$0.40
During the three months ended March 31, 2021 and 2020, we paid dividends totaling $15.5 million and $15.6 million, respectively.

Insperity | 2021 First Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
(in thousands)	2021	2020

Net income	$61,922	$62,092
Less distributed and undistributed earnings allocated to participating securities	(197)	(462)
Net income allocated to common shares	$61,725	$61,630

Weighted average common shares outstanding	38,216	38,802
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	623	266
Adjusted weighted average common shares outstanding	38,839	39,068

Insperity | 2021 First Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	Commitments and Contingencies
Worksite Employee 401(k) Retirement Plan Class Action Litigation
In December 2015, a class action lawsuit was filed against us and a third-party who served as the discretionary trustee (the “Co-Defendant”) of the Insperity 401(k) retirement plan that is available to eligible worksite employees (the “Plan”) in the United States District Court for the Northern District of Georgia, Atlanta Division, on behalf of Plan participants. The suit generally alleged the third-party discretionary trustee of the Plan and Insperity breached their fiduciary duties to plan participants by selecting an Insperity subsidiary to serve as the recordkeeper for the Plan, by causing participants in the Plan to pay excessive recordkeeping fees to the Insperity subsidiary, by failing to monitor other fiduciaries, and by making imprudent investment choices. The court certified a class defined as “all participants and beneficiaries of the Insperity 401(k) Plan from December 22, 2009 through September 30, 2017.” The court dismissed the breach of fiduciary duty claims relating to the selection of an Insperity subsidiary to serve as the recordkeeper of the Plan. On March 28, 2019, the court partially granted Insperity’s motion for summary judgment, resulting in the dismissal of the claims concerning allegations of excessive recordkeeping fees. The court denied plaintiffs’ request for a jury trial and set a bench trial, which was held from March 2, 2020 to March 13, 2020. At trial, plaintiffs alleged damages up to approximately $146 million against all defendants. All parties filed proposed findings of fact and conclusions of law on June 15, 2020. On September 18, 2020, the plaintiffs and Co-Defendant informed the court that they reached an agreement in principle to settle the entire case, including a full and final release of all claims against Insperity. Insperity did not participate in the settlement discussions and will make no financial contribution to the settlement. In connection with the settlement, the Plaintiffs and Co-Defendant filed a motion to extend the class period to March 31, 2019, which the court granted. The court granted final approval of the settlement on March 9, 2021.
Securities Class Action Lawsuit
In July 2020, a federal securities class action was filed against us and certain of our officers in the United States District Court for the Southern District of New York. The name of the case is Building Trades Pension Fund of Western Pennsylvania v. Insperity, Inc. et al., Case No. 1:20-cv-05635-NRB. On October 23, 2020, the court issued an order appointing Oakland County Employees’ Retirement System and Oakland County Voluntary Employees’ Beneficiary Association Trust as lead plaintiff (“Lead Plaintiff”). On December 22, 2020, the lead plaintiff filed its consolidated complaint alleging that we made materially false and misleading statements regarding our business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief, and such other relief that may be deemed proper. On April 26, 2021, the defendants moved to dismiss the consolidated complaint with prejudice. Plaintiff’s opposition is due June 10, 2021. We believe the allegations in the action are without merit, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.
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

Insperity | 2021 First Quarter Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant changes in U.S. economic activity. As the duration of the pandemic and such economic impacts remain uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing remote working for all non-essential employees and providing extra safety measures at corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, loans and loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients during the pandemic included additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, return to the workplace and workplace safety.
In the first quarter of 2021, the average number of WSEEs paid per month declined 2.0% year-over-year and 2.5% sequentially as year-end client attrition exceeded new sales. We expect the average number of paid WSEEs per month to increase between 5% and 6% in the second quarter of 2021 as compared to the second quarter of 2020, which equates to the average number of paid worksite employees per month growing 2.6% to 3.6% sequentially from the first quarter of 2021.
We experienced a 1.8% increase in the year-over-year benefits costs per covered employee during the first quarter of 2021. We currently expect to experience higher costs related to COVID-19 and certain non-essential elective healthcare procedures during the remainder of 2021 and possibly beyond 2021 that had been deferred in response to COVID-19 governmental requirements or guidance related to shelter in place and similar orders. As a result, we expect that our healthcare claim costs will not be reflective of our historical quarterly claim cost trends. Further, the American Rescue Plan Act, which was enacted in March 2021, provides subsidies to qualifying individuals to cover the cost of healthcare benefits for up to six months under the COBRA program. At this time, we are unable to determine the impact, if any, that these COBRA subsidies, and the potential costs of claims by individuals electing such subsidized coverages, will have on our claim costs. While the COVID-19 pandemic has resulted in a reduced frequency in workers’ compensation claims, we have experienced an increase in the number of COVID-19 workers’ compensation claims. As a result, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain. Accordingly, the impact of the COVID-19 pandemic, if any, on our workers’ compensation program will be reflected in future reporting periods.
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

Insperity | 2021 First Quarter Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
the virus, including the development and availability of therapeutics and vaccines. See Part II, Item 1A. “Risk Factors” for additional information.
2021 Highlights
First Quarter 2021 Compared to First Quarter 2020
•Average number of WSEEs paid per month decreased 2.0%
•Net income decreased 0.3% and diluted earnings per share (“diluted EPS”) increased 0.6%, to $61.9 million and $1.59, respectively
•Adjusted EPS increased 7.1% to $1.82
•Adjusted EBITDA increased 2.9% to $104.2 million

Insperity | 2021 First Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended March 31,
	2021	2020	% Change

Financial data:
Revenues	$1,286,835	$1,229,483	4.7%
Gross profit	251,445	234,022	7.4%
Operating expenses	167,621	148,801	12.6%
Operating income	83,824	85,221	(1.6)%
Other income (expense)	(1,056)	(483)	118.6%
Net income	61,922	62,092	(0.3)%
Diluted EPS	1.59	1.58	0.6%

Non-GAAP financial measures(1):
Adjusted net income	$70,766	$66,893	5.8%
Adjusted EBITDA	104,236	101,254	2.9%
Adjusted EPS	1.82	1.70	7.1%

Average WSEEs paid	233,170	238,014	(2.0)%

Statistical data (per WSEE per month):
Revenues(2)	$1,840	$1,722	6.9%
Gross profit	359	328	9.5%
Operating expenses	240	208	15.4%
Operating income	120	119	0.8%
Net income	89	87	2.3%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended March 31,
(per WSEE per month)	2021	2020
Gross billings	$11,509	$10,415
Less: WSEE payroll cost	9,669	8,693
Revenues	$1,840	$1,722

New Accounting Pronouncements
Please read Note 2 to the Consolidated Financial Statements, "Accounting Policies – Recently Adopted Accounting Standards," for new accounting pronouncements information.
Results of Operations
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:
•WSEEs

Insperity | 2021 First Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Adjusted EBITDA
•Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through WSEE new hires and layoffs.

•During the first quarter of 2021 (“Q1 2021”), WSEEs paid declined 2.0% compared to the first quarter of 2020 (“Q1 2020”). The number of WSEEs paid from new client sales in Q1 2021 was 93% of the 2020 period. Client attrition, as a percentage of the beginning of the year paid WSEE count, increased from 11% in Q1 2020 to 12% in Q1 2021, primarily due to the recent loss of a large enterprise client with 6,800 WSEEs. Net gains in our client base improved over the Q1 2020 period as clients continue to recover from the effects of the pandemic.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2021 First Quarter Form 10-Q	20

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

Insperity | 2021 First Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
First Quarter 2021 Compared to First Quarter 2020
Our revenues for Q1 2021 were $1.3 billion, an increase of 4.7%, primarily due to the following:
•Revenues per WSEE per month increased 6.9%, or $118, primarily due to higher average pricing.
•Average WSEEs paid decreased 2.0%.
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses in strategically selected markets throughout the United States. Our PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)

Insperity | 2021 First Quarter Form 10-Q	22

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

Insperity | 2021 First Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

First Quarter 2021 Compared to First Quarter 2020
Gross profit for Q1 2021 increased 7.4% to $251.4 million compared to $234.0 million in Q1 2020. Gross profit per WSEE per month for Q1 2021 increased $31 to $359 compared to $328 in Q1 2020 due primarily to the relative changes in higher pricing and lower direct costs as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues and direct costs per WSEE per month increased $118 and $87, respectively, due to higher average pricing and changes in the primary direct cost components, respectively.
The net increase in costs between Q1 2021 and Q1 2020 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $3.9 million as discussed below. The primary direct cost components changed as follows:

Insperity | 2021 First Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Benefits costs
•The cost of group health insurance and related employee benefits increased $22 per WSEE per month and increased 1.8% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 67.8% in Q1 2021 compared to 66.9% in Q1 2020.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $5.5 million, or $8 per WSEE per month, in Q1 2021 compared to a decrease in costs of $1.5 million, or $2 per WSEE per month, in Q1 2020.
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
•Workers’ compensation costs decreased 30.1%, or $8 per WSEE per month, in Q1 2021 compared to Q1 2020.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in Q1 2021 were 0.26% compared to 0.39% in Q1 2020.
•We recorded a reduction in workers’ compensation costs of $13.2 million, or 0.25% of non-bonus payroll costs, in Q1 2021 compared to a reduction of $10.1 million, or 0.20% of non-bonus payroll costs, in Q1 2020, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 8.2% on an 9.0% increase in payroll costs, or $71 per WSEE per month, as well as an increase in state unemployment tax rates, offset by the collection of a $5.5 million federal payroll tax refund related to a prior year.
•Payroll taxes as a percentage of payroll costs remained flat at 7.8% in both Q1 2021 and Q1 2020.
•In certain states, including Texas, we have experienced delays in the receipt of final 2021 state unemployment tax rates. As a result, we have estimated the 2021 rate for each of the outstanding states.
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
•Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices

Insperity | 2021 First Quarter Form 10-Q	25

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
First Quarter 2021 Compared to First Quarter 2020
The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,
	$			WSEE
(in thousands, except per WSEE)	2021	2020	% Change	2021	2020	% Change

Salaries	$103,075	$86,501	19.2%	$147	$121	21.5%
Stock-based compensation	11,822	6,552	80.4%	17	9	88.9%
Commissions	7,719	8,460	(8.8)%	11	12	(8.3)%
Advertising	5,322	4,833	10.1%	8	7	14.3%
General and administrative	31,636	34,853	(9.2)%	45	48	(6.3)%
Depreciation and amortization	8,047	7,602	5.9%	12	11	9.1%
Total operating expenses	$167,621	$148,801	12.6%	$240	$208	15.4%
Operating expenses for Q1 2021 increased 12.6% to $167.6 million compared to $148.8 million in Q1 2020. Operating expenses per WSEE per month for Q1 2021 increased 15.4% to $240 compared to $208 in Q1 2020.
•Salaries of corporate and sales staff for Q1 2021 increased 19.2% to $103.1 million, or $26 per WSEE per month, compared to Q1 2020. This increase was primarily due to a 2.5% increase in corporate headcount, including a 7.3% increase in total BPAs in Q1 2021 compared to Q1 2020 and higher incentive compensation accruals in Q1 2021 related to better than expected operating results.
•Stock based compensation expense for Q1 2021 increased 80.4% to $11.8 million, or $8 per WSEE per month, compared to Q1 2020. The increase was primarily due to awards issued under our incentive plan and the increase in the number of stock awards anticipated to be earned related to our long-term incentive plans based on our higher than expected operating results in 2021.
•Commissions expense for Q1 2021 decreased 8.8% to $7.7 million, or $1 per WSEE per month, compared to Q1 2020, due primarily to lower sales management commissions.
•Advertising expense for Q1 2021 increased 10.1% to $5.3 million, or $1 per WSEE per month, compared to Q1 2020. The increase was primarily due to increases in television and digital advertising and sponsorships, partially offset by reductions in radio advertising and trade shows and events.
•General and administrative expenses for Q1 2021 decreased 9.2% to $31.6 million, or $3 per WSEE per month, compared to Q1 2020. The decrease was primarily due to reductions in travel costs in response to the COVID-19 pandemic, partially offset by increases in technology licensing costs and professional services related to our SalesForce implementation.
•Depreciation and amortization expense for Q1 2021 increased 5.9% to $8.0 million, or $1 per WSEE per month, compared to Q1 2020. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.

Insperity | 2021 First Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
Other Income (expense) for Q1 2021 was net expense of $1.1 million compared to net expense of $0.5 million in Q1 2020. The increase in expense was primarily due to decreased interest income on our cash, cash equivalents and marketable securities investments.
Income Tax Expense

	Three Months Ended March 31,
	2021	2020

Effective income tax rate	25.2%	26.7%
For the three months ended March 31, 2021, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first three months of 2021 and 2020, we recognized an income tax benefit of $2.2 million and $2.0 million, respectively, related to the vesting of short-term, long-term incentive and restricted stock awards.

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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2021 First Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended March 31,
	2021		2020
	$	WSEE	$	WSEE

Payroll cost	$6,763,587	$9,669	$6,207,271	$8,693
Less: Bonus payroll cost	1,420,475	2,031	1,050,968	1,472
Non-bonus payroll cost	$5,343,112	$7,638	$5,156,303	$7,221
% Change period over period	3.6%	5.8%	9.1%	3.3%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	March 31, 2021	December 31, 2020

Cash, cash equivalents and marketable securities	$529,069	$589,375
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	273,499	341,998
Client prepayments	58,918	35,328
Adjusted cash, cash equivalents and marketable securities	$196,652	$212,049
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2021		2020
	$	WSEE	$	WSEE

Net income	$61,922	$89	$62,092	$87
Income tax expense	20,846	30	22,646	32
Interest expense	1,599	2	2,362	3
Depreciation and amortization	8,047	11	7,602	11
EBITDA	92,414	132	94,702	133
Stock-based compensation	11,822	17	6,552	9
Adjusted EBITDA	$104,236	$149	$101,254	$142
% Change period over period	2.9%	4.9%	(0.2)%	(5.3)%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended March 31,
(in thousands)	2021	2020

Net income	$61,922	$62,092
Non-GAAP adjustments:
Stock-based compensation	11,822	6,552
Total non-GAAP adjustments	11,822	6,552
Tax effect	(2,978)	(1,751)
Adjusted net income	$70,766	$66,893
% Change period over period	5.8%	(18.0)%

Insperity | 2021 First Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended March 31,
(amounts per share)	2021	2020

Diluted EPS	$1.59	$1.58
Non-GAAP adjustments:
Stock-based compensation	0.30	0.17
Total non-GAAP adjustments	0.30	0.17
Tax effect	(0.07)	(0.05)
Adjusted EPS	$1.82	$1.70
% Change period over period	7.1%	(14.1)%

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
We had $529.1 million in cash, cash equivalents and marketable securities at March 31, 2021, of which approximately $273.5 million was payable in early April 2021 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $58.9 million represented client prepayments that were payable in April 2021. At March 31, 2021, we had working capital of $207.2 million compared to $172.3 million at December 31, 2020. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2021. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we are carefully monitoring in light of the significant uncertainty created by the COVID-19 pandemic.
As of March 31, 2021, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first three months of 2021 was $2.0 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients at least one day prior to the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2021, the last business day of the reporting period was a Wednesday, client prepayments were $58.9 million and employment taxes and other deductions were $273.5 million. In the period ended March 31, 2020, the last business day of the reporting period was a Tuesday, client prepayments were $22.1 million and employment taxes and other deductions were $235.2 million.

Insperity | 2021 First Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2021, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $51.4 million surplus, $42.4 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at March 31, 2021, were $66.0 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income increased 5.8% to $70.8 million in the first three months ended March 31, 2021, compared to $66.9 million in the first three months ended March 31, 2020. Please read “Results of Operations – First Nine Months 2020 Compared to First Nine Months 2019.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $12.1 million for the three months ended March 31, 2021, primarily due to property and equipment purchases of $12.1 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $42.4 million for the three months ended March 31, 2021. We paid $15.5 million in dividends and repurchased or withheld $29.7 million in stock.

Insperity | 2021 First Quarter Form 10-Q	30

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2021, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2021 First Quarter Form 10-Q	31

OTHER INFORMATION
PART II
Item 1. Legal Proceedings

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.
Item 1A. Risk Factors
Forward-Looking Statements
The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). You can identify such forward-looking statements by the words “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees, benefits and workers’ compensation costs, or other operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
•adverse economic conditions;
•impact of the COVID-19 pandemic, or other future pandemics, including the scope, severity and duration of the pandemic; government responses; regulatory developments; and the related disruptions and economic impact to our business and the small and medium-sized businesses that we serve;
•vulnerability to regional economic factors because of our geographic market concentration;
•failure to comply with covenants under our credit facility;
•our liability for worksite employee payroll, payroll taxes and benefits costs;
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
•an adverse final judgment or settlement of claims against Insperity;
•disruptions of our information technology systems;

Insperity | 2021 First Quarter Form 10-Q	32

OTHER INFORMATION
•our liability or damage to our reputation relating to disclosure of sensitive or private information;
•failure of third-party providers, data centers or cloud service providers; and
•our ability to integrate or realize expected returns on our acquisitions.
These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Any forward-looking statements are made only as of the date hereof and, unless otherwise required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended March 31, 2021 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
01/01/2021 – 01/31/2021	45,764	$79.07	45,734	1,082,403
02/01/2021 – 02/28/2021	29,501	79.14	4,170	1,078,233
03/01/2021 – 03/31/2021	265,052	89.54	—	1,078,233
Total	340,317	$87.23	49,904
____________________________________
(1)During the three months ended March 31, 2021, 290,413 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock, restricted stock units, short-term and long-term incentive compensation awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of March 31, 2021, we were authorized to repurchase an additional 1,078,233 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
On April 28, 2021, we entered into the Third Amendment to Amended and Restated Credit Agreement (the “Third Amendment”) with Zions Bancorporation, N.A. dba Amegy Bank, as administrative agent, and certain financial institutions, as lenders. The Third Amendment amends the Company’s existing credit agreement, dated as of February 6, 2018, to, among other things, lower the required interest coverage ratio that we must maintain.
The foregoing summary is qualified in its entirety by reference to the Third Amendment, a copy of which is filed as Exhibit 10.3 to this Form 10-Q and is incorporated in this Item 5 by reference.

Insperity | 2021 First Quarter Form 10-Q	33

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1		Consulting agreement between Insperity, Inc. and Jay E. Mincks dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 26, 2021).
10.2	*	Second Amendment to Amended and Restated Credit Agreement dated March 9, 2021.
10.3	*	Third Amendment to Amended and Restated Credit Agreement dated April 28, 2021.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2021 First Quarter Form 10-Q	34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: May 3, 2021	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2021 First Quarter Form 10-Q	35