Form 10-Q
period 2021-06-30
INSPERITY, INC.
filed 2021-08-03
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of July 26, 2021, 38,602,629 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of the federal securities laws (Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act). You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
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
•our liability or damage to our reputation relating to disclosure of sensitive or private information as a result of data theft, cyberattacks or security vulnerabilities;
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

Insperity | 2021 Second Quarter Form 10-Q	4

FORWARD LOOKING STATEMENTS
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

Insperity | 2021 Second Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$455,387	$554,846
Restricted cash	46,128	45,522
Marketable securities	34,597	34,529
Accounts receivable, net	595,836	392,746
Prepaid insurance	17,143	10,164
Other current assets	47,070	39,461
Income taxes receivable	5,128	—
Total current assets	1,201,289	1,077,268
Property and equipment, net of accumulated depreciation	219,611	216,256
Right-of-use (“ROU”) leased assets	66,463	60,663
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	203,612	186,331
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	442	9,603
Other assets	7,060	4,548
Total assets	$1,728,084	$1,584,276
Liabilities and stockholders' equity
Accounts payable	$4,063	$6,203
Payroll taxes and other payroll deductions payable	262,975	377,960
Accrued worksite employee payroll cost	529,881	334,836
Accrued health insurance costs	29,064	32,685
Accrued workers’ compensation costs	49,845	48,186
Accrued corporate payroll and commissions	63,901	44,277
Other accrued liabilities	62,960	60,777
Total current liabilities	1,002,689	904,924
Accrued workers’ compensation cost, net of current	192,703	195,239
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	69,736	64,289
Other accrued liabilities, net of current	6,294	6,292
Total noncurrent liabilities	638,133	635,220
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	94,396	95,528
Treasury stock, at cost	(635,627)	(626,984)
Retained earnings	627,938	575,033
Total stockholders’ equity	87,262	44,132
Total liabilities and stockholders’ equity	$1,728,084	$1,584,276
See accompanying notes.

Insperity | 2021 Second Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Revenues(1)	$1,185,371	$993,366	$2,472,206	$2,222,849
Payroll taxes, benefits and workers’ compensation costs	985,817	773,117	2,021,207	1,768,578
Gross profit	199,554	220,249	450,999	454,271
Salaries, wages and payroll taxes	94,362	90,710	197,437	177,211
Stock-based compensation	13,781	10,694	25,603	17,246
Commissions	8,251	7,475	15,970	15,935
Advertising	8,975	5,720	14,297	10,553
General and administrative expenses	29,211	24,755	60,847	59,608
Depreciation and amortization	9,751	7,908	17,798	15,510
Total operating expenses	164,331	147,262	331,952	296,063
Operating income	35,223	72,987	119,047	158,208
Other income (expense):
Interest income	1,436	369	1,979	2,248
Interest expense	(1,975)	(2,219)	(3,574)	(4,581)
Income before income tax expense	34,684	71,137	117,452	155,875
Income tax expense	9,530	19,286	30,376	41,932
Net income	$25,154	$51,851	$87,076	$113,943
Less distributed and undistributed earnings allocated to participating securities	(37)	(276)	(193)	(724)
Net income allocated to common shares	$25,117	$51,575	$86,883	$113,219

Net income per share of common stock
Basic	$0.65	$1.34	$2.26	$2.93
Diluted	$0.65	$1.33	$2.24	$2.91
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Gross billings	$7,637,851	$6,355,683	$15,688,273	$13,792,437
Less: WSEE payroll cost	6,452,480	5,362,317	13,216,067	11,569,588
Revenues	$1,185,371	$993,366	$2,472,206	$2,222,849
See accompanying notes.

Insperity | 2021 Second Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2021	2020

Cash flows from operating activities
Net income	$87,076	$113,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,798	15,510
Stock-based compensation	25,603	17,246
Deferred income taxes	9,161	4,668
Changes in operating assets and liabilities:
Accounts receivable	(203,559)	(8,156)
Prepaid insurance	(6,979)	(13,076)
Other current assets	(7,609)	8,842
Other assets and ROU assets	5,407	6,979
Accounts payable	(2,140)	(1,680)
Payroll taxes and other payroll deductions payable	(114,985)	(57,756)
Accrued worksite employee payroll expense	195,045	7,209
Accrued health insurance costs	(3,621)	8,534
Accrued workers’ compensation costs	(877)	(357)
Accrued corporate payroll, commissions and other accrued liabilities	13,697	(19,273)
Income taxes payable/receivable	(7,022)	32,228
Total adjustments	(80,081)	918
Net cash provided by operating activities	6,995	114,861

Cash flows from investing activities
Marketable securities:
Purchases	(30,862)	(25,438)
Proceeds from dispositions	—	484
Proceeds from maturities	30,340	27,625
Property and equipment:
Purchases	(20,708)	(39,466)
Net cash used in investing activities	(21,230)	(36,795)

Cash flows from financing activities
Purchase of treasury stock	(38,536)	(61,230)
Dividends paid	(32,828)	(31,074)
Borrowings under revolving line of credit	—	100,000
Other	4,027	4,247
Net cash provided by (used in) financing activities	(67,337)	11,943
Net increase (decrease) in cash, cash equivalents and restricted cash	(81,572)	90,009
Cash, cash equivalents and restricted cash beginning of period	786,699	592,550
Cash, cash equivalents and restricted cash end of period	$705,127	$682,559

Insperity | 2021 Second Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2021	2020

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$554,846	$367,342
Restricted cash	45,522	49,295
Deposits – workers’ compensation	186,331	175,913
Cash, cash equivalents and restricted cash beginning of period	$786,699	$592,550

Cash and cash equivalents	$455,387	$459,399
Restricted cash	46,128	45,216
Deposits – workers’ compensation	203,612	177,944
Cash, cash equivalents and restricted cash end of period	$705,127	$682,559

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$15,047	$10,196
See accompanying notes.

Insperity | 2021 Second Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2021 and 2020

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$575,033	$44,132
Purchase of treasury stock, at cost	—	—	—	(38,536)	—	(38,536)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25,085)	26,421	(1,336)	—
Stock-based compensation expense	—	—	23,439	2,164	—	25,603
Exercise of stock options	—	—	(329)	569	—	240
Other	—	—	843	739	—	1,582
Dividends paid	—	—	—	—	(32,828)	(32,828)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	(7)
Net income	—	—	—	—	87,076	87,076
Balance at June 30, 2021	55,489	$555	$94,396	$(635,627)	$627,938	$87,262

Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$499,485	$4,079
Purchase of treasury stock, at cost	—	—	—	(61,230)	—	(61,230)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(7,088)	7,898	(810)	—
Stock-based compensation expense	—	—	13,341	3,905	—	17,246
Other	—	—	389	1,216	—	1,605
Dividends paid	—	—	—	—	(31,074)	(31,074)
Unrealized gain on marketable securities, net of tax	—	—	—	—	69	69
Net income	—	—	—	—	113,943	113,943
Balance at June 30, 2020	55,489	$555	$54,783	$(592,313)	$581,613	$44,638

Insperity | 2021 Second Quarter Form 10-Q	10

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended June 30, 2021 and 2020

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at March 31, 2021	55,489	$555	$81,329	$(628,391)	$620,151	$73,644
Purchase of treasury stock, at cost	—	—	—	(8,850)	—	(8,850)
Stock-based compensation expense	—	—	12,588	1,193	—	13,781
Other	—	—	479	421	—	900
Dividends paid	—	—	—	—	(17,367)	(17,367)
Net income	—	—	—	—	25,154	25,154
Balance at June 30, 2021	55,489	$555	$94,396	$(635,627)	$627,938	$87,262

Balance at March 31, 2020	55,489	$555	$46,327	$(595,487)	$545,295	$(3,310)
Purchase of treasury stock, at cost	—	—	—	(27)	—	(27)
Stock-based compensation expense	—	—	8,448	2,246	—	10,694
Other	—	—	8	955	—	963
Dividends paid	—	—	—	—	(15,517)	(15,517)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(16)	(16)
Net income	—	—	—	—	51,851	51,851
Balance at June 30, 2020	55,489	$555	$54,783	$(592,313)	$581,613	$44,638
See accompanying notes.

Insperity | 2021 Second Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Outsourcing solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2020. Our Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at June 30, 2021 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2021 and 2020, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2021 and 2020 and our Consolidated Statements of Stockholders’ Equity for the three and six month periods ended June 30, 2021 and 2020, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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
The policy with United provides approximately 87% of our participants’ health insurance coverage. While the policy with United is a fully-insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under

Insperity | 2021 Second Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at June 30, 2021, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of June 30, 2021, Plan Costs were less than the net premiums paid and owed to United by $0.6 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $8.4 million difference is included in accrued health insurance costs, a current liability, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at June 30, 2021 were $14.5 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2021 included an increase of $5.7 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first six months of 2020 included a reduction of $3.0 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2021 and 2020, we reduced accrued workers’ compensation costs by $23.0 million and $22.2 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2021 period was 0.5% and in the 2020 period was 0.8%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2021 Second Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
(in thousands)	2021	2020

Beginning balance, January 1,	$240,761	$242,904
Accrued claims	20,559	21,888
Present value discount, net of accretion	407	223
Paid claims	(22,904)	(22,298)
Ending balance	$238,823	$242,717

Current portion of accrued claims	$46,120	$45,216
Long-term portion of accrued claims	192,703	197,501
Total accrued claims	$238,823	$242,717
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at June 30, 2021 includes $3.7 million of workers’ compensation administrative fees.
As of June 30, 2021 and 2020, the undiscounted accrued workers’ compensation costs were $254.8 million and $261.4 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At June 30, 2021, we had restricted cash of $46.1 million and deposits – workers’ compensation of $203.6 million.
Our estimate of incurred claim costs expected to be paid within one year is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities on our Condensed Consolidated Balance Sheets.
Revenue and Direct Cost Recognition
We enter into contracts with our customers for human resources services based on a stated rate and price in the contract. Our contracts generally establish pricing for a period of 12 months, and are generally cancellable at any time by either party with 30-days’ notice. Our performance obligations are satisfied as services are rendered each month. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are typically due concurrently with the invoicing of our PEO services. We do not have significant financing components or significant payment terms.
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $585.4 million and $380.8 million at June 30, 2021 and December 31, 2020, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2021 Second Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change

Northeast	$329,016	$273,543	20.3%	$702,645	$617,401	13.8%
Southeast	150,810	117,013	28.9%	307,070	258,175	18.9%
Central	206,084	177,022	16.4%	431,784	388,314	11.2%
Southwest	238,368	222,734	7.0%	495,348	494,658	0.1%
West	247,184	192,310	28.5%	508,538	439,121	15.8%
	1,171,462	982,622	19.2%	2,445,385	2,197,669	11.3%
Other revenue	13,909	10,744	29.5%	26,821	25,180	6.5%
Total revenue	$1,185,371	$993,366	19.3%	$2,472,206	$2,222,849	11.2%

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2021			December 31, 2020
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$387,027	$—	$387,027	$503,221	$—	$503,221
Investment holdings	47,987	34,597	82,584	47,992	34,529	82,521
Cash in demand accounts	31,931	—	31,931	33,692	—	33,692
Outstanding checks	(11,558)	—	(11,558)	(30,059)	—	(30,059)
Total	$455,387	$34,597	$489,984	$554,846	$34,529	$589,375
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at June 30, 2021 and December 31, 2020 included $226.7 million and $342.0 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $50.4 million and $35.3 million, respectively, in client prepayments.

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
•Level 3 - significant unobservable inputs

Insperity | 2021 Second Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	June 30, 2021			December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$435,014	$435,014	$—	$551,213	$551,213	$—
U.S. Treasury bills	12,318	12,318	—	10,531	10,531	—
Municipal bonds	22,279	—	22,279	23,998	—	23,998
Total	$469,611	$447,332	$22,279	$585,742	$561,744	$23,998

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2021
U.S. Treasury bills	$12,318	$—	$—	$12,318
Municipal bonds	22,281	1	(3)	22,279
Total	$34,599	$1	$(3)	$34,597

December 31, 2020
U.S. Treasury bills	$10,530	$1	$—	$10,531
Municipal bonds	23,994	8	(4)	23,998
Total	$34,524	$9	$(4)	$34,529
As of June 30, 2021, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$29,469	$29,468
One to five years	5,130	5,129
Total	$34,599	$34,597
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of June 30, 2021, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

Insperity | 2021 Second Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity of up to $500 million. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. At June 30, 2021, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $129.6 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the six month period ended June 30, 2021 was 1.9%. Interest expense and unused commitment fees are recorded in other income (expense). Following early opt-in by us or our lenders or such other time as LIBOR rates have permanently or indefinitely ceased to be published by the regulatory supervisory authority of LIBOR, then LIBOR will be replaced by a rate per annum equal to the secured overnight financing rate published by the Federal Reserve Bank of New York or such other benchmark as determined in accordance with the Credit Agreement.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2021.

6.	Stockholders' Equity
During the first six months of 2021, we repurchased or withheld an aggregate of 437,903 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2021, 147,281 shares were repurchased under the Repurchase Program. As of June 30, 2021, we were authorized to repurchase an additional 980,856 shares under the Repurchase Program.
Withheld Shares
During the six months ended June 30, 2021, we withheld 290,622 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2021	2020

First quarter	$0.40	$0.40
Second quarter	0.45	0.40

Insperity | 2021 Second Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
During the six months ended June 30, 2021 and 2020, we paid dividends totaling $32.8 million and $31.1 million, respectively.

7.	Net Income Per Share
We utilize the two-class method to compute net income per share. The two-class method allocates a portion of net income to participating securities, which includes unvested awards of share-based payments with non-forfeitable rights to receive dividends. Net income allocated to unvested share-based payments is excluded from net income allocated to common shares. Any undistributed losses resulting from dividends exceeding net income are not allocated to participating securities. Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”) and outstanding stock options.
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net income	$25,154	$51,851	$87,076	$113,943
Less distributed and undistributed earnings allocated to participating securities	(37)	(276)	(193)	(724)
Net income allocated to common shares	$25,117	$51,575	$86,883	$113,219

Weighted average common shares outstanding	38,591	38,567	38,410	38,684
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	232	79	427	173
Adjusted weighted average common shares outstanding	38,823	38,646	38,837	38,857

8.	Commitments and Contingencies
Securities Class Action Lawsuit
In July 2020, a federal securities class action was filed against us and certain of our officers in the United States District Court for the Southern District of New York. The name of the case is Building Trades Pension Fund of Western Pennsylvania v. Insperity, Inc. et al., Case No. 1:20-cv-05635-NRB. On October 23, 2020, the court issued an order appointing Oakland County Employees’ Retirement System and Oakland County Voluntary Employees’ Beneficiary Association Trust as lead plaintiff (“Lead Plaintiff”). On December 22, 2020, the Lead Plaintiff filed its consolidated complaint alleging that we made materially false and misleading statements regarding our business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief, and such other relief that may be deemed proper. On April 26, 2021, the defendants moved to dismiss the consolidated complaint with prejudice. The Lead Plaintiff filed its opposition to the motion to dismiss on June 10, 2021, and the defendants filed their reply in support of the motion to dismiss on July 12, 2021. We believe the allegations in the action are without merit, and we intend to vigorously defend this litigation. As a result of uncertainty regarding the outcome of this matter, no provision has been made in the accompanying Consolidated Financial Statements.

Insperity | 2021 Second Quarter Form 10-Q	18

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

Insperity | 2021 Second Quarter Form 10-Q	19

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
Executive Summary
Overview
Insperity, Inc. (“Insperity,” “we,” “our,” and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Outsourcing solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in significant changes in U.S. economic activity. As the duration of the pandemic and such economic impacts remain uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing remote working for all non-essential employees and providing extra safety measures at corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, loans and loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients during the pandemic included additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, return to the workplace and workplace safety.
In the second quarter of 2021 (“Q2 2021”), the average number of WSEEs paid per month increased 6.7% year-over-year as the Q2 2021 increase in WSEEs paid at existing clients combined with WSEEs paid from new sales exceeded the second quarter of 2020 (“Q2 2020”) levels. We expect the average number of paid WSEEs per month to increase between 9.5% and 10.5% in the third quarter of 2021 as compared to the third quarter of 2020, which, if achieved, would equate to the average number of paid WSEEs per month growing 4.3% to 5.3% sequentially from the second quarter of 2021.
We experienced a 12.4% increase in the year-over-year benefits costs per covered employee during the first half of 2021 as compared to the first half of 2020. During the second quarter of 2020, we experienced a 10.7% decrease in benefits costs per covered employee due primarily to lower utilization of medical services by plan participants as a result of the COVID-19 pandemic, including in response to COVID-19 governmental requirements or guidance related to the deferral of non-essential medical procedures and shelter in place and similar orders. During the remainder of 2021 and possibly beyond 2021, we currently expect to experience higher benefits costs as utilization continues to normalize and deferred procedures and treatments are rescheduled. As a result, we expect that our health care claim costs will be higher than our historical claim cost trends during this period of normalization. While we have experienced a reduced frequency in workers’ compensation claims during the COVID-19 pandemic, we have also experienced an increase in the number of COVID-19 workers’ compensation claims. As a result, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain. Accordingly, the impact of the COVID-19 pandemic, if any, on our workers’ compensation program will be reflected in future reporting periods.
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, impacts of changes in or variants of the COVID-19 virus, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the

Insperity | 2021 Second Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
speed and effectiveness of responses to combat the virus, including the development, availability and acceptance of therapeutics and vaccines. See Part II, Item 1A. “Risk Factors” for additional information.
2021 Highlights
Second Quarter 2021 Compared to Second Quarter 2020
•Average number of WSEEs paid per month increased 6.7%
•Net income and diluted earnings per share (“diluted EPS”) decreased 51.5% and 51.1% to $25.2 million and $0.65, respectively
•Adjusted EPS decreased 40.9% to $0.91
•Adjusted EBITDA decreased 34.5% to $60.2 million
First Six Months 2021 Compared to First Six Months 2020
•Average number of WSEEs paid per month increased 2.3%
•Net income and diluted EPS decreased 23.6% and 23.0% to $87.1 million and $2.24, respectively
•Adjusted EPS decreased 16.0% to $2.72
•Adjusted EBITDA decreased 14.9% to $164.4 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2021 Second Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

Financial data:
Revenues	$1,185,371	$993,366	19.3%	$2,472,206	$2,222,849	11.2%
Gross profit	199,554	220,249	(9.4)%	450,999	454,271	(0.7)%
Operating expenses	164,331	147,262	11.6%	331,952	296,063	12.1%
Operating income	35,223	72,987	(51.7)%	119,047	158,208	(24.8)%
Other income (expense)	(539)	(1,850)	(70.9)%	(1,595)	(2,333)	(31.6)%
Net income	25,154	51,851	(51.5)%	87,076	113,943	(23.6)%
Diluted EPS	0.65	1.33	(51.1)%	2.24	2.91	(23.0)%

Non-GAAP financial measures(1):
Adjusted net income	$35,292	$59,646	(40.8)%	$106,058	$126,539	(16.2)%
Adjusted EBITDA	60,191	91,958	(34.5)%	164,427	193,212	(14.9)%
Adjusted EPS	0.91	1.54	(40.9)%	2.72	3.24	(16.0)%

Average WSEEs paid	243,270	227,894	6.7%	238,220	232,954	2.3%

Statistical data (per WSEE per month):
Revenues(2)	$1,624	$1,453	11.8%	$1,730	$1,590	8.8%
Gross profit	273	322	(15.2)%	316	325	(2.8)%
Operating expenses	225	215	4.7%	232	212	9.4%
Operating income	48	107	(55.1)%	83	113	(26.5)%
Net income	34	76	(55.3)%	61	82	(25.6)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(per WSEE per month)	2021	2020	2021	2020
Gross billings	$10,466	$9,296	$10,976	$9,868
Less: WSEE payroll cost	8,842	7,843	9,246	8,278
Revenues	$1,624	$1,453	$1,730	$1,590

Insperity | 2021 Second Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:
•WSEEs
•Adjusted EBITDA
•Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in WSEEs paid at existing clients through new hires and layoffs.

•During “Q2 2021”, WSEEs paid increased 6.7% compared to Q2 2020”. The number of WSEEs paid from new client sales improved compared to Q2 2020 and the net gain (loss) in our client base improved compared to Q2 2020 as clients continue to recover from the effects of the pandemic. Client retention remained consistent compared to Q2 2020.

•During the first six months of 2021 (“YTD 2021”), WSEEs paid increased 2.3% compared to the first six months of 2020 (“YTD 2020”). The number of WSEEs paid from new client sales improved compared to YTD 2020 and the net gain (loss) in our client base improved compared to YTD 2020 as clients continue to recover from the effects of the pandemic. Client retention remained consistent compared to YTD 2020.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2021 Second Quarter Form 10-Q	23

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

Insperity | 2021 Second Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Second Quarter 2021 Compared to Second Quarter 2020
Our revenues for Q2 2021 were $1.2 billion, an increase of 19.3%, primarily due to the following:
•Revenues per WSEE per month increased 11.8%, or $171, on 5.8% higher average pricing, as well as the non-recurrence of the 2020 FICA deferral credits of $44.8 million and $11.6 million of comprehensive service fee credits.
•Average WSEEs paid increased 6.7%.
First Six Months 2021 Compared to First Six Months 2020
Our revenues for YTD 2021 were $2.5 billion, an increase of 11.2%, primarily due to the following:
•Revenues per WSEE per month increased 8.8%, or $140, on 6.1% higher average pricing, as well as the non-recurrence of the 2020 FICA deferral credits of $44.8 million and $11.6 million of comprehensive service fee credits.
•Average WSEEs paid increased 2.3%.

Insperity | 2021 Second Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses throughout the United States. Our PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)

________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Outsourcing solutions revenue in our significant markets includes the following:
Significant Markets

We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector decreased 2.0% during YTD 2021 compared to YTD 2020, representing approximately 23.6% and 24.6% of our total average paid WSEEs during YTD 2021 and YTD 2020, respectively.

Insperity | 2021 Second Quarter Form 10-Q	26

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Insperity | 2021 Second Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2021 Compared to Second Quarter 2020
Gross profit for Q2 2021 decreased 9.4% to $199.6 million compared to $220.2 million in Q2 2020. Gross profit per WSEE per month for Q2 2021 decreased $49 to $273 compared to $322 in Q2 2020 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $171 due to higher average pricing, as well as the non-recurrence of the 2020 FICA deferral elections by clients and the 2020 comprehensive service fee credits.
The net increase in direct costs between Q2 2021 and Q2 2020 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $28.8 million as discussed below. The $220 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $129 per WSEE per month and increased 23.9% on a cost per covered employee basis due primarily to an increase in claims in Q2 2021 compared to Q2 2020, which had significantly lower claims as a result of lower utilization and deferral of non-essential elective health care procedures in response to COVID-19 pandemic and related governmental requirements or guidance.
•The percentage of WSEEs covered under our health insurance plans was 67.3% in Q2 2021 compared to 69.3% in Q2 2020.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $15.3 million, or $21 per WSEE per month, in Q2 2021 compared to a reduction in costs of $10.4 million, or $15 per WSEE per month, in Q2 2020.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs increased 22.6%, or $3 per WSEE per month, in Q2 2021 compared to Q2 2020 on a 15.2% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in Q2 2021 were 0.30% compared to 0.29% in Q2 2020.
•We recorded a reduction in workers’ compensation costs of $10.8 million, or 0.19% of non-bonus payroll costs, in Q2 2021 compared to a reduction of $13.9 million, or 0.28% of non-bonus payroll costs, in Q2 2020, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 26.7% on a 20.3% increase in payroll costs, or $87 per WSEE per month, due primarily to the non-recurrence of the $44.8 million of the 2020 FICA deferral elections by clients pursuant to the CARES Act, partially offset by an $11.2 million reduction related to final 2021 state unemployment taxes and the Q2 2021 collection of $11.3 million in federal payroll tax refunds related to prior years.
•Payroll taxes as a percentage of payroll costs increased to 6.2% in Q2 2021 compared to 5.9% in Q2 2020 due primarily to the non-recurrence of the $44.8 million of the 2020 FICA deferral elections by clients pursuant to the CARES Act.

Insperity | 2021 Second Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Six Months 2021 Compared to First Six Months 2020
Gross profit for YTD 2021 decreased 0.7% to $451.0 million compared to $454.3 million in YTD 2020. Gross profit per WSEE per month for YTD 2021 decreased $9 to $316 compared to $325 in YTD 2020 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $140 due to higher average pricing, as well as the non-recurrence of the 2020 FICA deferral elections and the 2020 comprehensive service fee credits.
The net increase in direct costs between YTD 2021 and YTD 2020 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $7.9 million as discussed below. The $149 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $76 per WSEE per month and increased 12.4% on a cost per covered employee basis due primarily to an increase in claims in YTD 2021 compared to YTD 2020, which had lower claims as a result of lower utilization and the deferral of non-essential health care procedures, primarily in Q2 2020, in connection with the COVID-19 pandemic and related government requirements or guidance.
•The percentage of WSEEs covered under our health insurance plans was 67.6% in YTD 2021 compared to 68.1% in YTD 2020.
•Reported results include changes in estimated claims run-off related to prior periods which was an increase in costs of $5.7 million, or $4 per WSEE per month, in YTD 2021 compared to a reduction in costs of $3.0 million, or $2 per WSEE per month, in YTD 2020.
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
•Workers’ compensation costs decreased 8.5%, or $3 on a per WSEE per month basis, in YTD 2021 compared to YTD 2020.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2021 were 0.28% compared to 0.34% in YTD 2020.
•We recorded a reduction in workers’ compensation costs of $23.0 million, or 0.21% of non-bonus payroll costs, in YTD 2021 compared to a reduction of $22.2 million, or 0.22% of non-bonus payroll costs, in YTD 2020, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 15.5% on a 14.2% increase in payroll costs, or $74 per WSEE per month, due primarily to the non-recurrence of the $44.8 million of the 2020 FICA deferral elections by clients pursuant to the CARES Act, offset by the YTD 2021 collection of $16.8 million in federal payroll tax refunds related to prior years.
•Payroll taxes as a percentage of payroll costs increased to 7.0% in YTD 2021 compared to 6.9% in YTD 2020.

Insperity | 2021 Second Quarter Form 10-Q	29

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
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services
◦administrative costs, such as postage, printing and supplies
◦employee travel and training expenses
◦technology and facility costs, including repairs, maintenance and software-as-a-service (“SaaS”) licensing costs
•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development and technology infrastructure.
Second Quarter 2021 Compared to Second Quarter 2020
The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,
				per WSEE
(in thousands, except per WSEE)	2021	2020	% Change	2021	2020	% Change

Salaries	$94,362	$90,710	4.0%	$129	$133	(3.0)%
Stock-based compensation	13,781	10,694	28.9%	19	16	18.8%
Commissions	8,251	7,475	10.4%	11	11	—
Advertising	8,975	5,720	56.9%	12	8	50.0%
General and administrative	29,211	24,755	18.0%	41	35	17.1%
Depreciation and amortization	9,751	7,908	23.3%	13	12	8.3%
Total operating expenses	$164,331	$147,262	11.6%	$225	$215	4.7%
Operating expenses for Q2 2021 increased 11.6% to $164.3 million compared to $147.3 million in Q2 2020. Operating expenses per WSEE per month for Q2 2021 increased 4.7% to $225 compared to $215 in Q2 2020.
•Salaries of corporate and sales staff for Q2 2021 increased 4.0% to $94.4 million, but decreased $4 on a per WSEE per month basis, compared to Q2 2020. The increase was primarily due to higher incentive compensation accruals in Q2 2021 related to better than expected operating results.
•Stock based compensation expense for Q2 2021 increased 28.9% to $13.8 million, or $3 per WSEE per month, compared to Q2 2020. The increase was primarily due to awards issued under our incentive plan and the increase in the number of stock awards anticipated to be earned related to our long-term incentive plans based on our higher than expected operating results in 2021.

Insperity | 2021 Second Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Commissions expense for Q2 2021 increased 10.4% to $8.3 million, but remained flat on a per WSEE per month basis, compared to Q2 2020. The increase was primarily due to higher sales management commissions and an increase in the amount of sales channel referral fees paid during 2021.
•Advertising expense for Q2 2021 increased 56.9% to $9.0 million, or $4 per WSEE per month, compared to Q2 2020. The increase was primarily due to the resumption of the Insperity Invitational in 2021, which was canceled in 2020 due to the COVID-19 pandemic, and increases in television, radio and digital advertising and sponsorships.
•General and administrative expenses for Q2 2021 increased 18.0% to $29.2 million, or $6 per WSEE per month, compared to Q2 2020. The increase was primarily due to technology SaaS licensing costs and professional services related to implementation of a CRM solution, as well as increased travel costs as the COVID-19 pandemic travel restrictions have eased.
•Depreciation and amortization expense for Q2 2021 increased 23.3% to $9.8 million, or $1 per WSEE per month, compared to Q2 2020. The increase was primarily due to the completion of a new facility on our corporate campus and increased capital expenditures related to software development costs.
First Six Months 2021 Compared to First Six Months 2020

	Six Months Ended June 30,
				per WSEE
(in thousands, except per WSEE)	2021	2020	% Change	2021	2020	% Change

Salaries	$197,437	$177,211	11.4%	$138	$127	8.7%
Stock-based compensation	25,603	17,246	48.5%	18	12	50.0%
Commissions	15,970	15,935	0.2%	11	11	—
Advertising	14,297	10,553	35.5%	10	8	25.0%
General and administrative	60,847	59,608	2.1%	43	43	—
Depreciation and amortization	17,798	15,510	14.8%	12	11	9.1%
Total operating expenses	$331,952	$296,063	12.1%	$232	$212	9.4%
Operating expenses for YTD 2021 increased 12.1% to $332.0 million compared to $296.1 million in YTD 2020. Operating expenses per WSEE per month for YTD 2021 increased 9.4% to $232 compared to $212 in YTD 2020.
•Salaries of corporate and sales staff for YTD 2021 increased 11.4% to $197.4 million, or $11 per WSEE per month, compared to YTD 2020. This increase was primarily due to higher incentive compensation accruals in YTD 2021 related to better than expected YTD 2021 operating results, as well as a 1.4% increase in corporate headcount, including a 3.3% increase in total BPAs in YTD 2021 compared to YTD 2020.
•Stock based compensation expense for YTD 2021 increased 48.5% to $25.6 million or $6 per WSEE per month, compared to YTD 2020. The increase was primarily due to an increase in the number of stock awards anticipated to be earned related to performance-based awards granted under our long-term incentive plans based on our higher than expected YTD 2021 operating results.
•Advertising expense for YTD 2021 increased 35.5% to $14.3 million, or $2 per WSEE per month, compared to YTD 2020. The increase was primarily due to the resumption of the Insperity Invitational in 2021, which was canceled in 2020 due to the COVID-19 pandemic, as well as increases in television and digital advertising and sponsorships.
•General and administrative expenses for YTD 2021 increased 2.1% to $60.8 million, but remained flat on a per WSEE per month basis, compared to YTD 2020. The increase was primarily due to technology SaaS licensing costs and professional services related to implementation of a CRM solution, partially offset by decreases in travel costs.
•Depreciation and amortization expense for YTD 2021 increased 14.8% to $17.8 million, or $1 per WSEE per month, compared to YTD 2020. The increase was primarily due to the completion of a new facility on our

Insperity | 2021 Second Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
corporate campus and increased capital expenditures related to software development costs and sales office expansions.
Other Income (Expense)
Other Income (expense) for Q2 2021 was net expense of $0.5 million compared to net expense of $1.9 million in Q2 2020, and for YTD 2021 was net expense of $1.6 million compared to net expense of $2.3 million in YTD 2020.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Effective income tax rate	27.5%	27.1%	25.9%	26.9%
For the six months ended June 30, 2021, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first six months of 2021 and 2020, we recognized an income tax benefit of $2.2 million and $2.0 million, respectively, related to the vesting of short-term, long-term incentive and restricted stock awards.

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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2021 Second Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$6,452,480	$8,842	$5,362,317	$7,843	$13,216,067	$9,246	$11,569,588	$8,278
Less: Bonus payroll cost	796,154	1,092	453,121	662	2,216,629	1,551	1,504,089	1,076
Non-bonus payroll cost	$5,656,326	$7,750	$4,909,196	$7,181	$10,999,438	$7,695	$10,065,499	$7,202
% Change period over period	15.2%	7.9%	0.6%	2.4%	9.3%	6.8%	4.7%	2.9%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	June 30, 2021	December 31, 2020

Cash, cash equivalents and marketable securities	$489,984	$589,375
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	226,727	341,988
Client prepayments	50,420	35,328
Adjusted cash, cash equivalents and marketable securities	$212,837	$212,059
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2021		2020		2021		2020
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income	$25,154	$34	$51,851	$76	$87,076	$61	$113,943	$82
Income tax expense	9,530	13	19,286	28	30,376	21	41,932	30
Interest expense	1,975	3	2,219	3	3,574	3	4,581	3
Depreciation and amortization	9,751	14	7,908	12	17,798	12	15,510	11
EBITDA	46,410	64	81,264	119	138,824	97	175,966	126
Stock-based compensation	13,781	18	10,694	16	25,603	18	17,246	12
Adjusted EBITDA	$60,191	$82	$91,958	$135	$164,427	$115	$193,212	$138
% Change period over period	(34.5)%	(39.3)%	62.2%	66.7%	(14.9)%	(16.7)%	22.2%	20.0%

Insperity | 2021 Second Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net income	$25,154	$51,851	$87,076	$113,943
Non-GAAP adjustments:
Stock-based compensation	13,781	10,694	25,603	17,246
Tax effect	(3,643)	(2,899)	(6,621)	(4,650)
Total non-GAAP adjustments, net	10,138	7,795	18,982	12,596
Adjusted net income	$35,292	$59,646	$106,058	$126,539
% Change period over period	(40.8)%	73.1%	(16.2)%	9.0%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts per share)	2021	2020	2021	2020

Diluted EPS	$0.65	$1.33	$2.24	$2.91
Non-GAAP adjustments:
Stock-based compensation	0.35	0.27	0.66	0.44
Tax effect	(0.09)	(0.06)	(0.18)	(0.11)
Total non-GAAP adjustments, net	0.26	0.21	0.48	0.33
Adjusted EPS	$0.91	$1.54	$2.72	$3.24
% Change period over period	(40.9)%	85.5%	(16.0)%	15.3%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with public or private debt or equity. We have a $500 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.
We had $490.0 million in cash, cash equivalents and marketable securities at June 30, 2021, of which approximately $226.7 million was payable in early July 2021 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $50.4 million represented client prepayments that were payable in July 2021. At June 30, 2021, we had working capital of $198.6 million compared to $172.3 million at December 31, 2020. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2021. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we continually monitor in light of our strategic goals and the significant uncertainty created by the COVID-19 pandemic.
As of June 30, 2021, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2021 Second Quarter Form 10-Q	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash provided by operating activities in the first six months of 2021 was $7.0 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2021, the last business day of the reporting period was a Wednesday, client prepayments were $50.4 million and employment taxes and other deductions were $226.7 million. In the period ended June 30, 2020, the last business day of the reporting period was a Tuesday, client prepayments were $31.5 million and employment taxes and other deductions were $190.9 million.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2021, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $0.6 million surplus, $8.4 million of which is reflected as a current liability, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at June 30, 2021, were $14.5 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income decreased 16.2% to $106.1 million in the first six months ended June 30, 2021, compared to $126.5 million in the first six months ended June 30, 2020. Please read “Results of Operations – First Six Months 2021 Compared to First Six Months 2020.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $21.2 million for the six months ended June 30, 2021, primarily due to property and equipment purchases of $20.7 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $67.3 million for the six months ended June 30, 2021. We paid $32.8 million in dividends and repurchased or withheld $38.5 million in stock.

Insperity | 2021 Second Quarter Form 10-Q	35

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2021, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2021 Second Quarter Form 10-Q	36

OTHER INFORMATION
PART II
Item 1. Legal Proceedings

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended June 30, 2021 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
04/01/2021 – 04/30/2021	—	$—	—	1,078,233
05/01/2021 – 05/31/2021	30,046	92.86	30,000	1,048,233
06/01/2021 – 06/30/2021	67,540	89.73	67,377	980,856
Total	97,586	$90.69	97,377
____________________________________
(1)During the three months ended June 30, 2021, 209 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of June 30, 2021, we were authorized to repurchase an additional 980,856 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2021 Second Quarter Form 10-Q	37

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
3.1
Certificate of Elimination with Respect to Series A Junior Participating Preferred Stock of Insperity, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2021).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2021 Second Quarter Form 10-Q	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: August 2, 2021	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2021 Second Quarter Form 10-Q	39