Form 10-Q
period 2021-09-30
INSPERITY, INC.
filed 2021-11-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	September 30, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of October 25, 2021, 38,501,746 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

Insperity | 2021 Third Quarter Form 10-Q	4

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

Insperity | 2021 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$467,921	$554,846
Restricted cash	47,813	45,522
Marketable securities	32,697	34,529
Accounts receivable, net	579,503	392,746
Prepaid insurance	19,657	10,164
Other current assets	53,293	39,461
Income taxes receivable	5,584	—
Total current assets	1,206,468	1,077,268
Property and equipment, net of accumulated depreciation	212,322	216,256
Right-of-use (“ROU”) leased assets	63,673	60,663
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	208,236	186,331
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	1,653	9,603
Other assets	12,093	4,548
Total assets	$1,734,052	$1,584,276
Liabilities and stockholders' equity
Accounts payable	$4,250	$6,203
Payroll taxes and other payroll deductions payable	232,862	377,960
Accrued worksite employee payroll cost	534,890	334,836
Accrued health insurance costs	40,366	32,685
Accrued workers’ compensation costs	51,368	48,186
Accrued corporate payroll and commissions	69,621	44,277
Other accrued liabilities	70,824	60,777
Total current liabilities	1,004,181	904,924
Accrued workers’ compensation cost, net of current	191,193	195,239
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	65,979	64,289
Other accrued liabilities, net of current	6,293	6,292
Total noncurrent liabilities	632,865	635,220
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	104,587	95,528
Treasury stock, at cost	(645,993)	(626,984)
Retained earnings	637,857	575,033
Total stockholders’ equity	97,006	44,132
Total liabilities and stockholders’ equity	$1,734,052	$1,584,276
See accompanying notes.

Insperity | 2021 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Revenues(1)	$1,209,628	$1,007,820	$3,681,834	$3,230,669
Payroll taxes, benefits and workers’ compensation costs	1,011,149	822,787	3,032,356	2,591,365
Gross profit	198,479	185,033	649,478	639,304
Salaries, wages and payroll taxes	89,232	89,429	286,669	266,640
Stock-based compensation	10,362	20,864	35,965	38,110
Commissions	8,724	7,722	24,694	23,657
Advertising	9,507	4,781	23,804	15,334
General and administrative expenses	31,134	25,646	91,981	85,254
Depreciation and amortization	9,917	7,819	27,715	23,329
Total operating expenses	158,876	156,261	490,828	452,324
Operating income	39,603	28,772	158,650	186,980
Other income (expense):
Interest income	251	103	2,230	2,351
Interest expense	(1,963)	(1,731)	(5,537)	(6,312)
Income before income tax expense	37,891	27,144	155,343	183,019
Income tax expense	10,595	7,135	40,971	49,067
Net income	$27,296	$20,009	$114,372	$133,952
Less distributed and undistributed earnings allocated to participating securities	(39)	(104)	(219)	(792)
Net income allocated to common shares	$27,257	$19,905	$114,153	$133,160

Net income per share of common stock
Basic	$0.71	$0.52	$2.97	$3.45
Diluted	$0.70	$0.51	$2.94	$3.43
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Gross billings	$7,994,006	$6,563,727	$23,682,279	$20,356,164
Less: WSEE payroll cost	6,784,378	5,555,907	20,000,445	17,125,495
Revenues	$1,209,628	$1,007,820	$3,681,834	$3,230,669
See accompanying notes.

Insperity | 2021 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2021	2020

Cash flows from operating activities
Net income	$114,372	$133,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,715	23,329
Stock-based compensation	35,965	38,110
Deferred income taxes	7,950	6,757
Changes in operating assets and liabilities:
Accounts receivable	(186,757)	(62,933)
Prepaid insurance	(9,493)	(24,341)
Other current assets	(13,832)	9,721
Other assets and ROU assets	4,153	10,862
Accounts payable	(1,953)	1,451
Payroll taxes and other payroll deductions payable	(145,098)	(99,196)
Accrued worksite employee payroll expense	200,054	69,937
Accrued health insurance costs	7,681	23,459
Accrued workers’ compensation costs	(864)	(2,273)
Accrued corporate payroll, commissions and other accrued liabilities	22,428	(32,238)
Income taxes payable/receivable	(7,478)	9,977
Total adjustments	(59,529)	(27,378)
Net cash provided by operating activities	54,843	106,574

Cash flows from investing activities
Marketable securities:
Purchases	(41,413)	(42,007)
Proceeds from dispositions	—	484
Proceeds from maturities	42,600	41,860
Property and equipment:
Purchases	(23,603)	(68,770)
Net cash used in investing activities	(22,416)	(68,433)

Cash flows from financing activities
Purchase of treasury stock	(49,770)	(91,216)
Dividends paid	(50,198)	(46,522)
Borrowings under revolving line of credit	—	100,000
Other	4,812	6,302
Net cash used in financing activities	(95,156)	(31,436)
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,729)	6,705
Cash, cash equivalents and restricted cash beginning of period	786,699	592,550
Cash, cash equivalents and restricted cash end of period	$723,970	$599,255

Insperity | 2021 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30,
(in thousands)	2021	2020

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$554,846	$367,342
Restricted cash	45,522	49,295
Deposits – workers’ compensation	186,331	175,913
Cash, cash equivalents and restricted cash beginning of period	$786,699	$592,550

Cash and cash equivalents	$467,921	$372,356
Restricted cash	47,813	45,265
Deposits – workers’ compensation	208,236	181,634
Cash, cash equivalents and restricted cash end of period	$723,970	$599,255

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$16,275	$18,364
See accompanying notes.

Insperity | 2021 Third Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2021 and 2020

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$575,033	$44,132
Purchase of treasury stock, at cost	—	—	—	(49,770)	—	(49,770)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25,112)	26,449	(1,337)	—
Stock-based compensation expense	—	—	33,266	2,699	—	35,965
Exercise of stock options	—	—	(329)	569	—	240
Other	—	—	1,234	1,044	—	2,278
Dividends paid	—	—	—	—	(50,198)	(50,198)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)
Net income	—	—	—	—	114,372	114,372
Balance at September 30, 2021	55,489	$555	$104,587	$(645,993)	$637,857	$97,006

Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$499,485	$4,079
Purchase of treasury stock, at cost	—	—	—	(91,216)	—	(91,216)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(7,088)	7,898	(810)	—
Stock-based compensation expense	—	—	32,893	5,217	—	38,110
Other	—	—	652	1,565	—	2,217
Dividends paid	—	—	—	—	(46,522)	(46,522)
Unrealized gain on marketable securities, net of tax	—	—	—	—	19	19
Net income	—	—	—	—	133,952	133,952
Balance at September 30, 2020	55,489	$555	$74,598	$(620,638)	$586,124	$40,639

Insperity | 2021 Third Quarter Form 10-Q	10

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended September 30, 2021 and 2020

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at June 30, 2021	55,489	$555	$94,396	$(635,627)	$627,938	$87,262
Purchase of treasury stock, at cost	—	—	—	(11,234)	—	(11,234)
Issuance of equity based incentive awards and dividend equivalents	—	—	(27)	28	(1)	—
Stock-based compensation expense	—	—	9,827	535	—	10,362
Other	—	—	391	305	—	696
Dividends paid	—	—	—	—	(17,369)	(17,369)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	(7)
Net income	—	—	—	—	27,296	27,296
Balance at September 30, 2021	55,489	$555	$104,587	$(645,993)	$637,857	$97,006

Balance at June 30, 2020	55,489	$555	$54,783	$(592,313)	$581,613	$44,638
Purchase of treasury stock, at cost	—	—	—	(29,986)	—	(29,986)
Stock-based compensation expense	—	—	19,552	1,312	—	20,864
Other	—	—	263	349	—	612
Dividends paid	—	—	—	—	(15,448)	(15,448)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(50)	(50)
Net income	—	—	—	—	20,009	20,009
Balance at September 30, 2020	55,489	$555	$74,598	$(620,638)	$586,124	$40,639
See accompanying notes.

Insperity | 2021 Third Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as Workforce AccelerationTM. We also offer a number of other business performance solutions, including Comprehensive Traditional Payroll and Human Capital Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products or services are offered separately or with our other solutions.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2020. Our Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at September 30, 2021 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2021 and 2020, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020 and our Consolidated Statements of Stockholders’ Equity for the three and nine month periods ended September 30, 2021 and 2020, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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

Insperity | 2021 Third Quarter Form 10-Q	12

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
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at September 30, 2021, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of September 30, 2021, Plan Costs were less than the net premiums paid and owed to United by $15.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $6.3 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2021 were $33.7 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2021 included an increase of $4.5 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first nine months of 2020 included a reduction of $1.9 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2021 and 2020, we reduced accrued workers’ compensation costs by $31.4 million and $32.4 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2021 period was 0.5% and in the 2020 period was 0.7%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2021 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in thousands)	2021	2020

Beginning balance, January 1,	$240,761	$242,904
Accrued claims	34,349	33,397
Present value discount, net of accretion	476	(500)
Paid claims	(36,580)	(34,289)
Ending balance	$239,006	$241,512

Current portion of accrued claims	$47,813	$45,265
Long-term portion of accrued claims	191,193	196,247
Total accrued claims	$239,006	$241,512
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at September 30, 2021 includes $3.6 million of workers’ compensation administrative fees.
As of September 30, 2021 and 2020, the undiscounted accrued workers’ compensation costs were $254.5 million and $259.4 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At September 30, 2021, we had restricted cash of $47.8 million and deposits – workers’ compensation of $208.2 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $564.6 million and $380.8 million at September 30, 2021 and December 31, 2020, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2021 Third Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change

Northeast	$332,587	$278,712	19.3%	$1,035,233	$896,113	15.5%
Southeast	155,555	121,439	28.1%	462,625	379,614	21.9%
Central	211,315	182,245	16.0%	643,100	570,559	12.7%
Southwest	241,473	217,527	11.0%	736,820	712,185	3.5%
West	253,562	195,412	29.8%	762,100	634,533	20.1%
	1,194,492	995,335	20.0%	3,639,878	3,193,004	14.0%
Other revenue	15,136	12,485	21.2%	41,956	37,665	11.4%
Total revenue	$1,209,628	$1,007,820	20.0%	$3,681,834	$3,230,669	14.0%

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2021			December 31, 2020
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$404,564	$—	$404,564	$503,221	$—	$503,221
Investment holdings	49,913	32,697	82,610	47,992	34,529	82,521
Cash in demand accounts	30,377	—	30,377	33,692	—	33,692
Outstanding checks	(16,933)	—	(16,933)	(30,059)	—	(30,059)
Total	$467,921	$32,697	$500,618	$554,846	$34,529	$589,375
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2021 and December 31, 2020 included $198.4 million and $342.0 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes and other payroll deductions, as well as $74.6 million and $35.3 million, respectively, in client prepayments.

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
•Level 3 - significant unobservable inputs

Insperity | 2021 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2021			December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$454,477	$454,477	$—	$551,213	$551,213	$—
U.S. Treasury bills	11,074	11,074	—	10,531	10,531	—
Municipal bonds	21,623	—	21,623	23,998	—	23,998
Total	$487,174	$465,551	$21,623	$585,742	$561,744	$23,998

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2021
U.S. Treasury bills	$11,074	$—	$—	$11,074
Municipal bonds	21,631	—	(8)	21,623
Total	$32,705	$—	$(8)	$32,697

December 31, 2020
U.S. Treasury bills	$10,530	$1	$—	$10,531
Municipal bonds	23,994	8	(4)	23,998
Total	$34,524	$9	$(4)	$34,529
As of September 30, 2021, the contractual maturities of our marketable securities were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Less than one year	$31,573	$31,566
One to five years	1,132	1,131
Total	$32,705	$32,697
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2021, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

Insperity | 2021 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity of up to $500 million. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. At September 30, 2021, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $129.6 million.
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the nine month period ended September 30, 2021 was 1.9%. Interest expense and unused commitment fees are recorded in other income (expense). Following early opt-in by us or our lenders or such other time as LIBOR rates have permanently or indefinitely ceased to be published by the regulatory supervisory authority of LIBOR, then LIBOR will be replaced by a rate per annum equal to the secured overnight financing rate published by the Federal Reserve Bank of New York or such other benchmark as determined in accordance with the Credit Agreement.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2021.

6.	Stockholders' Equity
During the first nine months of 2021, we repurchased or withheld an aggregate of 544,132 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2021, 253,309 shares were repurchased under the Repurchase Program. As of September 30, 2021, we were authorized to repurchase an additional 874,828 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2021, we withheld 290,823 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.

Insperity | 2021 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2021	2020

First quarter	$0.40	$0.40
Second quarter	0.45	0.40
Third quarter	0.45	0.40
During the nine months ended September 30, 2021 and 2020, we paid dividends totaling $50.2 million and $46.5 million, respectively.

7.	Net Income Per Share
We utilize the two-class method to compute net income per share. The two-class method allocates a portion of net income to participating securities, which includes unvested awards of share-based payments with non-forfeitable rights to receive dividends. Net income allocated to unvested share-based payments is excluded from net income allocated to common shares. Any undistributed losses resulting from dividends exceeding net income are not allocated to participating securities. Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”).
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$27,296	$20,009	$114,372	$133,952
Less distributed and undistributed earnings allocated to participating securities	(39)	(104)	(219)	(792)
Net income allocated to common shares	$27,257	$19,905	$114,153	$133,160

Weighted average common shares outstanding	38,524	38,507	38,445	38,625
Incremental shares from assumed time-vested and performance-based RSU awards	357	234	404	193
Adjusted weighted average common shares outstanding	38,881	38,741	38,849	38,818

Insperity | 2021 Third Quarter Form 10-Q	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	Commitments and Contingencies
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

Insperity | 2021 Third Quarter Form 10-Q	19

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
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in significant changes in U.S. economic activity. As the duration of the pandemic and such economic impacts remain uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing flexible remote working arrangements for our employees and providing extra safety measures at corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, loans and loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients during the pandemic included additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, including vaccine mandates; return to the workplace and workplace safety.
In the third quarter of 2021 (“Q3 2021”), the average number of WSEEs paid per month increased 11.1% year-over-year as the Q3 2021 increase in WSEEs paid at existing clients combined with WSEEs paid from new sales exceeded the third quarter of 2020 (“Q3 2020”) levels. We expect the average number of paid WSEEs per month to increase between 11.0% and 12.0% in the fourth quarter of 2021 as compared to the fourth quarter of 2020, which, if achieved, would equate to the average number of paid WSEEs per month growing 3.1% to 4.1% sequentially from the third quarter of 2021.
We experienced a 10.3% increase in the year-over-year benefits costs per covered employee during the first nine months of 2021 as compared to the first nine months of 2020, which had substantially lower costs primarily due to the significant decrease in benefits utilization that we experienced during the second quarter of 2020. During the second quarter of 2020, we experienced a 10.7% decrease in benefits costs per covered employee due primarily to lower utilization of medical services by plan participants as a result of the COVID-19 pandemic, including in response to COVID-19 governmental requirements or guidance related to the deferral of non-essential medical procedures and shelter-in-place and similar orders. During the remainder of 2021 and possibly beyond 2021, benefits costs are expected to continue to be affected by the dynamics of the pandemic, including the impact on healthcare utilization and incremental COVID-19 testing, vaccine and treatment costs. This may result in a higher level of healthcare claims costs than our historical claim cost trends. While we have experienced a reduced frequency in workers’ compensation claims during the COVID-19 pandemic, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain.
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

Insperity | 2021 Third Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
speed and effectiveness of responses to combat the virus, including the development, availability and acceptance of therapeutics and vaccines. See Part II, Item 1A. “Risk Factors” for additional information.
2021 Highlights
Third Quarter 2021 Compared to Third Quarter 2020
•Average number of WSEEs paid per month increased 11.1%
•Net income and diluted earnings per share (“diluted EPS”) increased 36.4% and 37.3% to $27.3 million and $0.70, respectively
•Adjusted EPS decreased 2.2% to $0.89
•Adjusted EBITDA increased 4.5% to $60.1 million
First Nine Months 2021 Compared to First Nine Months 2020
•Average number of WSEEs paid per month increased 5.2%
•Net income and diluted EPS decreased 14.6% and 14.3% to $114.4 million and $2.94, respectively
•Adjusted EPS decreased 12.8% to $3.62
•Adjusted EBITDA decreased 10.5% to $224.6 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2021 Third Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

Financial data:
Revenues	$1,209,628	$1,007,820	20.0%	$3,681,834	$3,230,669	14.0%
Gross profit	198,479	185,033	7.3%	649,478	639,304	1.6%
Operating expenses	158,876	156,261	1.7%	490,828	452,324	8.5%
Operating income	39,603	28,772	37.6%	158,650	186,980	(15.2)%
Other income (expense)	(1,712)	(1,628)	5.2%	(3,307)	(3,961)	(16.5)%
Net income	27,296	20,009	36.4%	114,372	133,952	(14.6)%
Diluted EPS	0.70	0.51	37.3%	2.94	3.43	(14.3)%

Non-GAAP financial measures(1):
Adjusted net income	$34,793	$35,389	(1.7)%	$140,851	$161,928	(13.0)%
Adjusted EBITDA	60,133	57,558	4.5%	224,560	250,770	(10.5)%
Adjusted EPS	0.89	0.91	(2.2)%	3.62	4.15	(12.8)%

Average WSEEs paid	257,560	231,750	11.1%	244,667	232,553	5.2%

Statistical data (per WSEE per month):
Revenues(2)	$1,565	$1,450	7.9%	$1,672	$1,544	8.3%
Gross profit	257	266	(3.4)%	295	305	(3.3)%
Operating expenses	206	225	(8.4)%	223	216	3.2%
Operating income	51	41	24.4%	72	89	(19.1)%
Net income	35	29	20.7%	52	64	(18.8)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2021	2020	2021	2020
Gross billings	$10,346	$9,441	$10,755	$9,726
Less: WSEE payroll cost	8,781	7,991	9,083	8,182
Revenues	$1,565	$1,450	$1,672	$1,544

Insperity | 2021 Third Quarter Form 10-Q	22

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

•During Q3 2021, WSEEs paid increased 11.1% compared to Q3 2020. The number of WSEEs paid from new client sales and client retention improved compared to Q3 2020 and the net gain (loss) in our client base improved compared to Q3 2020 as clients continue to recover from the effects of the pandemic.

•During the first nine months of 2021 (“YTD 2021”), WSEEs paid increased 5.2% compared to the first nine months of 2020 (“YTD 2020”). The number of WSEEs paid from new client sales improved compared to YTD 2020 and the net gain (loss) in our client base improved compared to YTD 2020 as clients continue to recover from the effects of the pandemic. Client retention remained consistent compared to YTD 2020.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2021 Third Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA and Year-over-Year Growth Percentage (in thousands)

Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)
Revenues
Our PEO HR Outsourcing solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of our WSEEs and (2) a monthly markup component .
Our revenues are primarily dependent on the number of clients enrolled, the resulting number of WSEEs paid each period and the number of WSEEs enrolled in our benefit plans. Because our monthly markup is computed in part as a percentage of payroll cost, certain revenues are also affected by the payroll cost of WSEEs, which may fluctuate based on the composition of the WSEE base, inflationary effects on wage levels and differences in the local economies of our markets.

Insperity | 2021 Third Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Third Quarter 2021 Compared to Third Quarter 2020
Our revenues for Q3 2021 were $1.2 billion, an increase of 20.0%, primarily due to the following:
•Average WSEEs paid increased 11.1%.
•Revenues per WSEE per month increased 7.9%, or $115, on 3.9% higher average pricing, as well as the non-recurrence of the 2020 FICA deferral credits of $40.2 million.
First Nine Months 2021 Compared to First Nine Months 2020
Our revenues for YTD 2021 were $3.7 billion, an increase of 14.0%, primarily due to the following:
•Average WSEEs paid increased 5.2%.
•Revenues per WSEE per month increased 8.3%, or $128, on 5.2% higher average pricing, as well as the non-recurrence of the 2020 FICA deferral credits of $85.0 million and $11.6 million of comprehensive service fee credits.

Insperity | 2021 Third Quarter Form 10-Q	25

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
(in thousands)

________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Outsourcing solutions revenue in our significant markets includes the following:
Significant Markets

We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 2.4% during YTD 2021 compared to YTD 2020, representing approximately 23.7% and 24.4% of our total average paid WSEEs during YTD 2021 and YTD 2020, respectively.

Insperity | 2021 Third Quarter Form 10-Q	26

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Insperity | 2021 Third Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2021 Compared to Third Quarter 2020
Gross profit for Q3 2021 increased 7.3% to $198.5 million compared to $185.0 million in Q3 2020. Gross profit per WSEE per month for Q3 2021 decreased $9 to $257 compared to $266 in Q3 2020 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $115 due to higher average pricing, as well as the non-recurrence of the 2020 FICA deferral elections by clients pursuant to the CARES Act.
The net increase in direct costs between Q3 2021 and Q3 2020 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $6.1 million as discussed below. The $124 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $27 per WSEE per month and increased 6.0% on a cost per covered employee basis. In Q3 2021, benefits costs continued to reflect the dynamics of the pandemic, including increased utilization of our health plan and COVID-19 related vaccination, testing and treatment costs.
•The percentage of WSEEs covered under our health insurance plans was 66.4% in Q3 2021 compared to 67.9% in Q3 2020.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $3.7 million, or $5 per WSEE per month, in Q3 2021 compared to a reduction in costs of $7.7 million, or $11 per WSEE per month, in Q3 2020.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs increased 20.5%, or $2 per WSEE per month, in Q3 2021 compared to Q3 2020 on an 18.2% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in Q3 2021 were 0.30% in both Q3 2021 and Q3 2020.
•We recorded a reduction in workers’ compensation costs of $9.3 million, or 0.15% of non-bonus payroll costs, in Q3 2021 compared to a reduction of $11.4 million, or 0.22% of non-bonus payroll costs, in Q3 2020, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 35.8% on a 22.1% increase in payroll costs, or $96 per WSEE per month, due primarily to the non-recurrence of $40.2 million of the 2020 FICA deferral elections by clients pursuant to the CARES Act.
•Payroll taxes as a percentage of payroll costs increased to 6.0% in Q3 2021 compared to 5.4% Q3 2020, primarily due to the non-recurrence of the 2020 FICA deferral elections by clients pursuant to the CARES Act.

Insperity | 2021 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Nine Months 2021 Compared to First Nine Months 2020
Gross profit for YTD 2021 increased 1.6% to $649.5 million compared to $639.3 million in YTD 2020. Gross profit per WSEE per month for YTD 2021 decreased $10 to $295 compared to $305 in YTD 2020 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $128 due to higher average pricing as well as the non-recurrence of the 2020 FICA deferral elections pursuant to the CARES Act and the comprehensive service fee credits.
The net increase in direct costs between YTD 2021 and YTD 2020 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $7.4 million as discussed below. The $138 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $60 per WSEE per month and increased 10.3% on a cost per covered employee basis due primarily to an increase in claims in YTD 2021 compared to YTD 2020, which had lower claims as a result of lower utilization and the deferral of non-essential health care procedures, primarily in the second quarter of 2020, in connection with the COVID-19 pandemic and related government requirements or guidance.
•The percentage of WSEEs covered under our health insurance plans was 67.2% in YTD 2021 compared to 68.0% in YTD 2020.
•Reported results include changes in estimated claims run-off related to prior periods which was an increase in costs of $4.5 million, or $2 per WSEE per month, in YTD 2021 compared to a reduction in costs of $1.9 million, or $1 per WSEE per month, in YTD 2020.
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
•Workers’ compensation costs increased 0.5%, but decreased $1 on a per WSEE per month basis, in YTD 2021 compared to YTD 2020.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2021 were 0.29% compared to 0.33% in YTD 2020.
•We recorded a reduction in workers’ compensation costs of $31.4 million, or 0.18% of non-bonus payroll costs, in YTD 2021 compared to a reduction of $32.4 million, or 0.21% of non-bonus payroll costs, in YTD 2020, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 21.0% on a 16.8% increase in payroll costs, or $79 per WSEE per month, due primarily to the non-recurrence of $85.0 million of client FICA deferral elections pursuant to the CARES Act in YTD 2020, partially offset by the YTD 2021 collection of $16.8 million in federal payroll tax refunds related to prior years.
•Payroll taxes as a percentage of payroll costs increased to 6.7% in YTD 2021 compared to 6.4% in YTD 2020.

Insperity | 2021 Third Quarter Form 10-Q	29

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
Third Quarter 2021 Compared to Third Quarter 2020
The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,
				per WSEE
(in thousands, except per WSEE)	2021	2020	% Change	2021	2020	% Change

Salaries	$89,232	$89,429	(0.2)%	$115	$129	(10.9)%
Stock-based compensation	10,362	20,864	(50.3)%	13	30	(56.7)%
Commissions	8,724	7,722	13.0%	11	11	—
Advertising	9,507	4,781	98.8%	12	7	71.4%
General and administrative	31,134	25,646	21.4%	42	37	13.5%
Depreciation and amortization	9,917	7,819	26.8%	13	11	18.2%
Total operating expenses	$158,876	$156,261	1.7%	$206	$225	(8.4)%
Operating expenses for Q3 2021 increased 1.7% to $158.9 million compared to $156.3 million in Q3 2020. Operating expenses per WSEE per month for Q3 2021 decreased 8.4% to $206 compared to $225 in Q3 2020.
•Salaries of corporate and sales staff for Q3 2021 decreased 0.2% to $89.2 million, or $14 per WSEE per month, compared to Q3 2020. The decrease was primarily due to lower incentive compensation accruals in Q3 2021.
•Stock-based compensation expense for Q3 2021 decreased 50.3% to $10.4 million, or $17 per WSEE per month, compared to Q3 2020. The decrease was primarily due to the non-recurrence of stock-based compensation expense related to our 2020 short-term performance based awards.

Insperity | 2021 Third Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Advertising expense for Q3 2021 increased 98.8% to $9.5 million, or $5 per WSEE per month, compared to Q3 2020. The increase was primarily due to increases in television, radio, print and digital advertising and sponsorship costs.
•General and administrative expenses for Q3 2021 increased 21.4% to $31.1 million, or $5 per WSEE per month, compared to Q3 2020. The increase was primarily due to technology SaaS licensing costs, as well as increased travel costs as the COVID-19 pandemic travel restrictions have eased.
•Depreciation and amortization expense for Q3 2021 increased 26.8% to $9.9 million, or $2 per WSEE per month, compared to Q3 2020. The increase was primarily due to the completion of a new facility on our corporate campus and increased capital expenditures related to software development costs.
First Nine Months 2021 Compared to First Nine Months 2020

	Nine Months Ended September 30,
				per WSEE
(in thousands, except per WSEE)	2021	2020	% Change	2021	2020	% Change

Salaries	$286,669	$266,640	7.5%	$130	$127	2.4%
Stock-based compensation	35,965	38,110	(5.6)%	16	18	(11.1)%
Commissions	24,694	23,657	4.4%	11	11	—
Advertising	23,804	15,334	55.2%	11	7	57.1%
General and administrative	91,981	85,254	7.9%	42	42	—
Depreciation and amortization	27,715	23,329	18.8%	13	11	18.2%
Total operating expenses	$490,828	$452,324	8.5%	$223	$216	3.2%
Operating expenses for YTD 2021 increased 8.5% to $490.8 million compared to $452.3 million in YTD 2020. Operating expenses per WSEE per month for YTD 2021 increased 3.2% to $223 compared to $216 in YTD 2020.
•Salaries of corporate and sales staff for YTD 2021 increased 7.5% to $286.7 million, or $3 per WSEE per month, compared to YTD 2020. This increase was primarily due to higher incentive compensation accruals in YTD 2021 related to better than expected YTD 2021 operating results, as well as a 1.0% increase in corporate headcount, including a 1.4% increase in total BPAs in YTD 2021 compared to YTD 2020.
•Stock-based compensation expense for YTD 2021 decreased 5.6% to $36.0 million or $2 per WSEE per month, compared to YTD 2020. The decrease was primarily due to the non-recurrence of stock-based compensation expense related to our 2020 short-term performance based awards.
•Advertising expense for YTD 2021 increased 55.2% to $23.8 million, or $4 per WSEE per month, compared to YTD 2020. The increase was primarily due to the resumption of the Insperity Invitational in 2021, which was canceled in 2020 due to the COVID-19 pandemic, as well as increases in television, radio and digital advertising and sponsorship costs.
•General and administrative expenses for YTD 2021 increased 7.9% to $92.0 million, but remained flat on a per WSEE per month basis, compared to YTD 2020. The increase was primarily due to technology SaaS licensing costs and professional services related to implementation of a CRM solution, partially offset by decreases in travel costs.
•Depreciation and amortization expense for YTD 2021 increased 18.8% to $27.7 million, or $2 per WSEE per month, compared to YTD 2020. The increase was primarily due to the completion of a new facility on our corporate campus and increased capital expenditures related to software development costs and sales office expansions.
Other Income (Expense)
Other Income (expense) for Q3 2021 was net expense of $1.7 million compared to net expense of $1.6 million in Q3 2020, and for YTD 2021 was net expense of $3.3 million compared to net expense of $4.0 million in YTD 2020.

Insperity | 2021 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Effective income tax rate	28.0%	26.3%	26.4%	26.8%
For the nine months ended September 30, 2021, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first nine months of 2021 and 2020, we recognized an income tax benefit of $2.2 million and $2.0 million, respectively, related to the vesting of short-term, long-term incentive, and restricted stock awards.

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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2021 Third Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$6,784,378	$8,781	$5,555,907	$7,991	$20,000,445	$9,083	$17,125,495	$8,182
Less: Bonus payroll cost	726,187	940	431,861	621	2,942,817	1,337	1,935,950	925
Non-bonus payroll cost	$6,058,191	$7,841	$5,124,046	$7,370	$17,057,628	$7,746	$15,189,545	$7,257
% Change period over period	18.2%	6.4%	0.4%	4.4%	12.3%	6.7%	3.2%	3.4%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	September 30, 2021	December 31, 2020

Cash, cash equivalents and marketable securities	$500,618	$589,375
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	198,405	341,988
Client prepayments	74,646	35,328
Adjusted cash, cash equivalents and marketable securities	$227,567	$212,059
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2021		2020		2021		2020
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income	$27,296	$35	$20,009	$29	$114,372	$52	$133,952	$64
Income tax expense	10,595	14	7,135	10	40,971	19	49,067	23
Interest expense	1,963	3	1,731	2	5,537	3	6,312	3
Depreciation and amortization	9,917	12	7,819	12	27,715	12	23,329	12
EBITDA	49,771	64	36,694	53	188,595	86	212,660	102
Stock-based compensation	10,362	14	20,864	30	35,965	16	38,110	18
Adjusted EBITDA	$60,133	$78	$57,558	$83	$224,560	$102	$250,770	$120
% Change period over period	4.5%	(6.0)%	12.5%	16.9%	(10.5)%	(15.0)%	19.8%	20.0%

Insperity | 2021 Third Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	$27,296	$20,009	$114,372	$133,952
Non-GAAP adjustments:
Stock-based compensation	10,362	20,864	35,965	38,110
Tax effect	(2,865)	(5,484)	(9,486)	(10,134)
Total non-GAAP adjustments, net	7,497	15,380	26,479	27,976
Adjusted net income	$34,793	$35,389	$140,851	$161,928
% Change period over period	(1.7)%	15.5%	(13.0)%	10.4%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2021	2020	2021	2020

Diluted EPS	$0.70	$0.51	$2.94	$3.43
Non-GAAP adjustments:
Stock-based compensation	0.27	0.54	0.92	0.98
Tax effect	(0.08)	(0.14)	(0.24)	(0.26)
Total non-GAAP adjustments, net	0.19	0.40	0.68	0.72
Adjusted EPS	$0.89	$0.91	$3.62	$4.15
% Change period over period	(2.2)%	21.3%	(12.8)%	16.2%

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
We had $500.6 million in cash, cash equivalents and marketable securities at September 30, 2021, of which approximately $198.4 million was payable in early October 2021 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $74.6 million represented client prepayments that were payable in October 2021. At September 30, 2021, we had working capital of $202.3 million compared to $172.3 million at December 31, 2020. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2021. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we continually monitor in light of our strategic goals and the significant uncertainty created by the COVID-19 pandemic.
As of September 30, 2021, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2021 Third Quarter Form 10-Q	34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash provided by operating activities in the first nine months of 2021 was $54.8 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2021, the last business day of the reporting period was a Thursday, client prepayments were $74.6 million and employment taxes and other deductions were $198.4 million. In the period ended September 30, 2020, the last business day of the reporting period was a Wednesday, client prepayments were $46.5 million and employment taxes and other deductions were $147.1 million.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2021, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $15.3 million surplus, $6.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at September 30, 2021, were $33.7 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our net income has a significant impact on our operating cash flows. Our adjusted net income decreased 13.0% to $140.9 million in the first nine months ended September 30, 2021, compared to $161.9 million in the first nine months ended September 30, 2020. Please read “Results of Operations – First Nine Months 2021 Compared to First Nine Months 2020.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $22.4 million for the nine months ended September 30, 2021, primarily due to property and equipment purchases of $23.6 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $95.2 million for the nine months ended September 30, 2021. We paid $50.2 million in dividends and repurchased or withheld $49.8 million in stock.

Insperity | 2021 Third Quarter Form 10-Q	35

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2021, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2021 Third Quarter Form 10-Q	36

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2021 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2021 – 07/31/2021	—	$—	—	980,856
08/01/2021 – 08/31/2021	—	—	—	980,856
09/01/2021 – 09/30/2021	106,229	105.75	106,028	874,828
Total	106,229	$105.75	106,028
____________________________________
(1)During the three months ended September 30, 2021, 201 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of September 30, 2021, we were authorized to repurchase an additional 874,828 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2021 Third Quarter Form 10-Q	37

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2021 Third Quarter Form 10-Q	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: November 1, 2021	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2021 Third Quarter Form 10-Q	39