Form 10-K
period 2021-12-31
INSPERITY, INC.
filed 2022-02-11
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended	December 31, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of February 3, 2022, 38,336,850 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2021 closing price of the common stock as reported by the New York Stock Exchange) was approximately $3.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2022 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

BUSINESS
PART I
Unless otherwise indicated, “Insperity,” “we,” “our” and “us” are used in this annual report to refer to Insperity, Inc. and its consolidated subsidiaries. This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements in this annual report, or elsewhere, could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this annual report, including, without limitation, factors discussed in Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In addition to our PEO HR Outsourcing solutions, we offer our Workforce AccelerationTM solution, a comprehensive service that includes traditional payroll and human capital management solutions. We also offer a number of other business performance solutions, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products and services are offered separately or along with our PEO HR Outsourcing solutions or with Workforce Acceleration.
Our PEO HR Outsourcing solutions are designed to improve the productivity and profitability of small and medium-sized businesses. These solutions relieve business owners and key executives of many employer-related administrative and regulatory burdens, which enable them to focus on the core competencies of their businesses. Our PEO HR Outsourcing solutions also promote employee performance through human capital management techniques designed to improve employee engagement and satisfaction. We enter into a Client Service Agreement (“CSA”) with each of our PEO HR Outsourcing solutions clients under which we and our client act as co-employers of the employees who work at the client’s worksite, or worksite employees (“WSEEs”). Under the CSA, we assume responsibility for personnel administration and assist our clients in complying with employment-related governmental regulations, while the client retains the employees’ services in its business and remains the employer for other purposes. We charge a comprehensive service fee

2	2021 Form 10-K

BUSINESS
(“comprehensive service fee” or “gross billing”), which is invoiced concurrently with the processing of payroll for the WSEEs of the client. The comprehensive service fee consists of the payroll of our WSEEs plus an additional amount reflected as a percentage of the payroll cost of the WSEEs.
We accomplish the objectives of our PEO HR Outsourcing solutions through a “high-touch/high-tech” approach to service delivery. In advisory areas, such as recruiting, employee performance management and employee training, we employ a high-touch approach designed to ensure that our clients receive the personal attention and expertise needed to create a customized human resources solution. We utilize a variety of information technology capabilities to deliver our PEO HR Outsourcing solutions, including Insperity Premier through which we, along with our clients and WSEEs, manage employee administration, payroll, payroll tax, benefits, retirement solutions and other HR-related information, creating efficiencies for all parties.
As of December 31, 2021, we had 68 physical office locations in 40 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 40 sales markets, which serviced an average of 268,978 WSEEs per month in the fourth quarter of 2021. Our service centers coordinate PEO HR Outsourcing solutions for clients on a regional basis and localized face-to-face human resources services.
We were organized as a corporation in 1986. Our principal executive offices are located at 19001 Crescent Springs Drive, Kingwood, Texas 77339. Our telephone number at that address is (281) 358-8986, and our website address is www.insperity.com. Our stock is traded on the New York Stock Exchange under the symbol “NSP.” We file or furnish periodic reports with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Through the investor relations section of our website, we make available electronic copies of the documents that we file or furnish to the SEC, the charters of the standing committees of our Board of Directors and other documents related to our corporate governance, including our Code of Conduct. Access to these electronic filings is available free of charge as soon as reasonably practicable after filing or furnishing them to the SEC. Printed copies of our committee charters and other governance documents and filings can be requested by writing to our corporate secretary at the address above. Information on our website is not a part of, and is not incorporated into, this report or any other report we may file with or furnish to the SEC, whether before or after the date of this report and irrespective of any general incorporation language therein.
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

3	2021 Form 10-K

BUSINESS
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
Service Offerings
PEO HR Outsourcing Solutions
We serve small and medium-sized businesses by providing our PEO HR Outsourcing solutions, which encompass a broad range of services. Both of our PEO HR Outsourcing solutions offer the following:
•payroll and benefits administration
•health and workers’ compensation insurance programs
•personnel records management
•employer liability management
•assistance with government compliance
•general HR advice
•access to Insperity Premier for employees, managers, and client owners
•401(k) retirement plan sponsored by us
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

4	2021 Form 10-K

BUSINESS

•	Internal Revenue Code (the “Code”)	•	Occupational Safety and Health Act (OSHA)
•	Federal Income Contribution Act (FICA)	•	Worker Adjustment and Retraining Notification Act (WARN)
•	Federal Unemployment Tax Act (FUTA)	•	Uniformed Services Employment and Reemployment Rights Act (USERRA)
•	Fair Labor Standards Act (FLSA)	•	State unemployment and employment security laws
•	Employee Retirement Income Security Act, as amended (ERISA)	•	State workers’ compensation laws
•	Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA)	•	Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”)
•	Immigration Reform and Control Act (IRCA)	•	Patient Protection and Affordable Care Act (PPACA)
•	Title VII (Civil Rights Act of 1964)	•	State and local law equivalents of the foregoing
•	Health Insurance Portability and Accountability Act (HIPAA)	•	The Families First Coronavirus Response Act (FFCRA)
•	Age Discrimination in Employment Act (ADEA)	•	The Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act
•	Americans with Disabilities Act (ADA)	•	The Consolidated Appropriations Act, 2021 (CAA)
•	The Family and Medical Leave Act (FMLA)	•	The American Rescue Plan Act of 2021 (ARPA)
•	Genetic Information Nondiscrimination Act of 2008	•	Paycheck Protection Program and Healthcare Enhancement Act (PPP)
•	Drug-Free Workplace Act

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
•cafeteria plans for group health and health savings account contributions
•short-term and long-term disability insurance
•an educational assistance program
•an adoption assistance program

5	2021 Form 10-K

BUSINESS
•group term life insurance
•group universal life insurance
•accidental death and dismemberment insurance
•paid family leave, where required by law
•COBRA administration
The group health plan includes medical, dental, vision and prescription drug coverage, as well as an employee well-being program. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of these benefits to WSEEs and corporate employees. COBRA coverage is extended to eligible terminated WSEEs and other eligible individuals in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and allow our clients to compete with the type and level of benefits usually offered only by companies with a larger group of employees. As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.
Insperity Premier. Insperity Premier is our cloud-based human capital management platform for our PEO HR Outsourcing solutions and is available to our clients with minimal implementation effort. It is designed to provide our service providers with insight into client and WSEE HR information to better support their needs. Insperity Premier provides role-based access to a wide range of human capital management functions, along with personalized content to the managers, owners and WSEEs of our PEO HR Outsourcing solutions clients, including:
For managers and client owners:
•WebPayroll for the submission, approval, and reporting of payroll data
•mobile access to review and approve payroll transactions and employee time entry
•tools to manage the onboarding of new employees
•employee administration functions such as viewing or changing information about employees
•access to client-specific compliance-related information relevant to many HR areas
•reporting and analytics tools to create, view, save, and export reports and data about employees and to perform more complex analysis and visualization of their workforce data with the Insperity People Analytics solution
•ability to manage employee time and attendance information, absences, and paid time off
•access to talent management tools in the areas of recruiting, performance management, and learning management
•access to a library of online human resources forms
•access to a wide range of best-practices human resources management content
For WSEEs:
•access to view, edit, and change a range of employee profile information
•online check stubs, pay history, W-2s, W-4 forms, and other state forms
•employee-specific benefits content, including summary plan descriptions, enrollment status, and tools to assist with benefits selection for Insperity-sponsored plans

6	2021 Form 10-K

BUSINESS
•access to 401(k) retirement plan information for covered plans
•e-learning web-based training
•links to benefits providers and other key vendors
•performance management tools including self-reviews and review history, if offered by client
•ability to submit time and attendance information, absences, and paid time off requests, if offered by client
•mobile access to perform a wide range of employee-specific activities such as reporting time and attendance and paid time off, view pay stubs, insurance coverage and ID cards, view 401(k) balances and other commonly accessed data
People Management. In addition to the services we deliver through Insperity Premier, we provide a wide variety of human capital management services that give our clients access to HR advisors and additional resources normally found only in the human resources departments of large companies. All PEO HR Outsourcing solutions clients have access to our advice concerning personnel policies and practices, including recruiting, discipline, and termination procedures. Other human capital management services we provide include:
•drafting and reviewing personnel policies and employee handbooks
•designing job descriptions
•performing prospective employee screening and background investigations
•designing performance appraisal processes and tools
•professional development and issues-oriented training
•employee coaching and counseling
•substance abuse awareness training
•outplacement services
•compensation guidance
Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration and human capital management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or of both the client and us, we may assist our clients in managing and limiting liability. This assistance may include safety-related risk management reviews as well as the implementation by our clients of safety programs, for which our clients are responsible, that are designed to reduce workplace accidents and, consequently, workers’ compensation claims. We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and we assist with termination decisions when consulted to attempt to minimize liability on those grounds. While we do not provide legal services to our clients, we employ in-house and external counsel who specialize in several areas of employment law, have broad experience in disputes concerning the employer/employee relationship, and provide support to our internal human resources professionals. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor developments in HR-related laws and regulations, and notify clients of the potential effect of such changes on employer liability.
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

7	2021 Form 10-K

BUSINESS
middle market sector. Although our average number of WSEEs per month in our middle market sector increased 4.2% from 2020, the middle market sector as a percentage of our overall WSEE count declined over this period, representing approximately 23.8% and 24.4% of our total average paid WSEEs during 2021 and 2020, respectively. Clients with an average number of WSEEs exceeding 1,000 paid WSEEs represented 1.9% and 4.7% of our total average paid WSEEs during 2021 and 2020, respectively.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
During 2021 and 2020, revenues from our other products and services offerings as a percentage of our total revenues were 0.9% in both periods.
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
Client Service Agreement
All PEO HR Outsourcing solutions clients execute a CSA with us. The CSA provides for an ongoing relationship between Insperity and the PEO HR Outsourcing solutions client. For most clients, the CSA generally establishes pricing for a period

8	2021 Form 10-K

BUSINESS
of one year and is subject to termination by Insperity or the client upon 30 days’ written notice or upon shorter notice in the event of default. CSAs for our middle market clients generally establish pricing for two years and are subject to termination by clients upon payment of a termination fee or otherwise by the parties upon an event of default. The CSA establishes our comprehensive service fee, which is subject to periodic adjustments to account for changes in the composition of the client’s workforce, employee benefit election changes, and statutory changes that affect our costs. Under the CSA, clients are obligated to pay the estimated payroll tax component of the comprehensive service fee in a manner that reflects the pattern of incurred payroll tax costs. This practice aligns clients’ payments to us with our obligations to make payments to tax authorities, which are higher in the earlier part of the year and decrease as limits on wages subject to payroll tax are reached.
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
•Professional licensing requirements, fidelity bonding, and professional liability insurance

9	2021 Form 10-K

BUSINESS
•Ownership and protection of all client intellectual property rights
•COBRA, HIPAA, PPACA, the Code and ERISA compliance for client-sponsored employee benefit plans
•For clients electing payroll tax deferrals and claiming tax credits under the FFCRA, the CARES Act, PPP, CAA, and ARPA (collectively, the “COVID Relief Programs”), the client has sole responsibility for determining eligibility under the programs and depositing deferred payroll tax amounts with the U.S. Treasury as they become due
Concurrent Responsibilities
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

10	2021 Form 10-K

BUSINESS
By region, our revenue distribution for the year ended December 31, 2021, was as follows:

Percent of Total Revenues

West
21.0%
Northeast
28.3%
Southwest
20.2%
Southeast
12.8%
Central
17.7%

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

11	2021 Form 10-K

BUSINESS
Our PEO HR Outsourcing solutions client base is broadly distributed throughout a wide variety of industries as follows:

Percent of Client Base by Industry

Retail trade - 3%
Finance, insurance and real estate - 17%
Construction - 4%
Not-for-profit and similar organizations - 6%
Engineering, accounting and legal services - 7%
Medical services - 7%
Management, administration and consulting services - 15%
Other - 7%
Wholesale trade - 8%
Computer and information services - 14%
Manufacturing - 12%

This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2021 and 2020, our retention rate was approximately 82% in both years. For all PEO HR Outsourcing solutions clients, the average annual retention rate over the last five years was approximately 85%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.
Marketing and Sales
As of December 31, 2021, we had 85 sales offices located in 40 markets. Our sales offices typically consist of seven to nine Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.
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

12	2021 Form 10-K

BUSINESS
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
Our organic growth model generates sales leads from six primary sources: direct sales efforts, digital advertising, traditional advertising, third-party channel programs, referrals, and marketing alliances. These leads result in initial presentations to prospective PEO HR Outsourcing solutions clients, and ultimately, prospective PEO HR Outsourcing solutions client business profiles. A prospective PEO HR Outsourcing solutions client’s business profile reflects information gathered by the BPA about the prospect’s employees, including base compensation, level of benefits coverage options, job classification, state of employment and workers’ compensation classification. This information is used to generate a bid from our customized bid system, which applies Insperity’s proprietary pricing model to the census data. Concurrent with this process, we evaluate prospective clients through the previously described comprehensive employer risk analysis. Upon completion of a favorable employer risk evaluation, the BPA presents the bid and attempts to complete the sale and enroll the prospect. Our selling process typically takes approximately 90 days for clients with less than 150 employees, and 180 days or longer for middle market clients. The process can be extended during economic downturns.
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
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2018 through 2020 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During the three-year period from 2018 through 2020, our staff support ratio averaged 52% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 149% and 239%, respectively.

13	2021 Form 10-K

BUSINESS
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
We provide group health insurance coverage to our WSEEs through a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts. The health insurance contract with United provides approximately 87% of our participants’ health insurance coverage and expires on December 31, 2026, subject to cancellation by either party upon 180 days’ notice. For a discussion of our contract with United, which is accounted for using a partially self-funded insurance accounting model, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb(formerly ACE) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. The current workers’ compensation coverage with Chubb expires on September 30, 2022. Chubb has committed to certain expense and premium terms for two additional policy years (through September 30, 2024) subject to certain customary terms and conditions. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur. For additional discussion of the Chubb Program, which includes terms shifting some of the financial responsibility for claims to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
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
Insperity’s PEO HR Outsourcing solutions information systems, which include Insperity Premier, are a proprietary mix of applications that includes both internally developed software, licensed software applications and cloud-based services. These systems manage a wide range of transactions and information specific to our PEO HR Outsourcing solutions, to Insperity and to our clients and WSEEs, including:
•WSEE enrollment
•human resources management and employee administration
•benefits and defined contribution plan administration
•time and attendance collection and administration

14	2021 Form 10-K

BUSINESS
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
Insperity has hosting facilities located at two separate leased facilities, one of which serves as our primary facility. These facilities host the majority of our business applications, information security infrastructure and network equipment. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments. Both hosting facilities have the capacity to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required. We have an active Business Continuity Plan, which includes information technology capabilities and we utilize a variety of measures to ensure our Business Continuity Plan remains effective and available.
Our network infrastructure is designed to ensure appropriate connectivity exists among all of our facilities and provides appropriate Internet connectivity to conduct business with our clients and WSEEs. The network infrastructure is provided through industry standard core network hardware and via high-speed network services provided by multiple vendors.
We have incorporated a variety of measures designed to maintain the security and privacy of the information managed through our systems and applications. These measures include industry standard technologies designed to protect, monitor and assess our data centers and network environment; best practice security policies and procedures; annual corporate employee training on data security and privacy; SOC-1 reports prepared by independent firms regarding key systems; and a variety of measures designed to control access to sensitive and private information.
Industry Regulations
The operations for our PEO HR Outsourcing solutions are affected by numerous federal, state, and local laws relating to tax, insurance and employment matters. By entering into a co-employer relationship with our WSEEs, we assume certain obligations and responsibilities of an employer under these federal and state laws. Because many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as PEOs, temporary employment and outsourcing arrangements, many of these laws do not specifically address the obligations and responsibilities of nontraditional employers. Currently, the federal government and 42 states have passed laws that either recognize PEOs, require licensing or registration of PEOs, or provide voluntary certification programs for PEOs, and several others are considering such regulation. The SBEA established a voluntary certification program and created a federal regulatory framework for the payment of wages to WSEEs and for the reporting and remittance of federal payroll taxes on those wages paid by CPEOs. Our PEO subsidiary, Insperity PEO Services, L.P., is a CPEO. Please read Item 1. “Business—PEO Industry” for further information.
As an employer, we are subject to federal statutes and regulations governing the employer/employee relationship. Subject to the issues discussed below, we believe that our operations are in compliance, in all material respects, with all applicable federal statutes and regulations.

15	2021 Form 10-K

BUSINESS
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our WSEEs. These plans include:
•a group health plan, which includes medical, dental, vision and prescription drug coverage, as well as an employee well-being program
•a 401(k) retirement plan
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
Employer Status and Employee Benefit Plans. We are the sponsor of the employee benefit plans, participation in which, we offer to our WSEEs. Our plans are governed by ERISA and the Code. Our ability to sponsor these plans, to have them governed by ERISA, and to receive favorable tax treatment under the Code is dependent on our status as “employer” of the WSEEs. Employer status is determined under various rules, regulations, and interpretations. While we believe that we qualify as employer under applicable laws, please read Item 1.A. “Risk Factors – A determination that we are not the employer of our WSEEs and an inability to offer alternate benefit plans could have a material adverse effect on our business.”
Patient Protection and Affordable Care Act. For a discussion of the impact of the Patient Protection and Affordable Care Act on our business, please read Item 1A. “Risk Factors—PEO HR Outsourcing Solutions Risks—Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.”

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
Employment Taxes
As a co-employer, Insperity generally assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our WSEEs. There are essentially three types of federal employment tax obligations included in Subtitle C - Employment Taxes of the Code:
•withholding of income tax requirements governed by Code Section 3401, et seq.

16	2021 Form 10-K

BUSINESS
•obligations under FICA, governed by Code Section 3101, et seq.
•obligations under FUTA, governed by Code Section 3301, et seq.
Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.
The SBEA provides a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code and shall be responsible for reporting federal employment taxes rather than the CPEO clients.
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
Human Capital
We believe that our ability to attract and retain highly motivated and skilled corporate employees with diverse backgrounds and experiences is critical to our continued success. Our human capital management objective is to attract, develop, and retain qualified corporate employees as appropriate to support our growth, client service initiatives, and technology investments, while furthering our commitment to our culture, mission, and values.

17	2021 Form 10-K

BUSINESS
We had approximately 3,600 corporate employees as of December 31, 2021. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement. The number of BPAs and trained BPAs impacts our ability to grow our customer base. We refer to BPAs who have been employed for two months and completed initial sales training as “trained BPAs.” During 2021 and 2020, the average number of BPAs were 650 and 645, respectively, while the average number of trained BPAs were 596 and 590, respectively.
We offer numerous programs and benefits in furtherance of our human capital management objective, including: competitive compensation and benefits; corporate 401(k) retirement plan with a matching component; employee stock purchase program; leadership development programs; the Insperity MVP (Mission Values Performance) employee recognition program; support during the COVID-19 pandemic, including flexible remote working arrangements; and employee benevolence programs to provide additional assistance to corporate employees in times of need.
We monitor and evaluate the effectiveness of our human capital management efforts by seeking formal and informal feedback from our corporate employees, including periodic surveys of our corporate employees to obtain their opinions on key topics.
Intellectual Property
Insperity currently has registered trademarks, copyrights and other intellectual property. We believe that our trademarks as a whole are of considerable importance to our business.

18	2021 Form 10-K

RISK FACTORS
Item 1A.  Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully.
Economic Risks
Adverse economic conditions could negatively affect our industry, business, and results of operations.
The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic conditions, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Further, our growth is partially dependent on hiring of new employees by our existing clients, which may be restricted during periods of tight labor markets and economic slowdown, such as the high unemployment levels experienced during 2020, and resulting reduced hiring within our existing client base. Such developments could adversely impact our financial condition, results of operations and future growth rates.
The economic impact of the COVID-19 pandemic has adversely affected our business. The current pandemic may have, and a future outbreak of other highly infectious or contagious diseases could have, a material and adverse impact on our business, results of operations, financial condition and cash flows.
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
•development, distribution, adoption and cost of safe and effective testing, treatments or vaccines for COVID-19;
•direct and indirect economic effects of the pandemic and containment measures;
•scope, significance and duration of business disruptions on small and medium-sized businesses, including any reduction in employment levels, compensation levels and employee benefits;
•magnitude and extent of business failures among the small and medium-sized businesses that we serve;
•impact of the pandemic on our benefits costs;
•ability of our clients to pay for the outsourced HR services and solutions we provide; and
•any resulting impact on the demand for our outsourced HR services and solutions.
While the COVID-19 pandemic is continuing and even after it has subsided, we may experience material adverse impacts to our business, operations and financial results due to any existing or continuing reduction in economic activity, including a recession or depression.
The COVID-19 pandemic resulted in a sharp decrease in 2020 employment levels throughout the United States. During the second quarter of 2020, we began to experience a decline in the number of paid WSEEs due primarily to layoffs and temporary leaves of absence, resulting in a 1.8% year-over-year decline in the average number of paid WSEEs during the second quarter of 2020. For the full year 2020 and 2021, the average number of paid WSEEs declined 0.6% to 234,223 and increased 7.1% to 250,745, respectively. If adverse economic conditions relating to the COVID-19 pandemic reoccur,

19	2021 Form 10-K

RISK FACTORS
we may experience another decline in our paid WSEEs. Accordingly, such declines in WSEEs would likely have a material adverse effect on our business, financial condition and results of operations.
The spread of the COVID-19 virus has changed how and when we incur health insurance costs under our health insurance contract with United. We have experienced, and may continue to experience, changes in quarterly levels and timing of both medical and pharmaceutical health insurance claims and processing payment patterns. For example, government imposed testing and/or vaccination and treatment mandates, restrictions on certain elective health care treatments; costs associated with vaccination administration, testing, and treatment; and changes in treatment delivery options may continue to significantly alter our health care claim trends as compared to historic norms. Our ability to estimate health care claim trends became more difficult due to the testing, vaccination and treatment costs and as participant utilization of health care services are deferred or canceled while stay-at-home orders and social distancing requirements are enacted or recommended by state and local governments. Furthermore, our ability to predict the rate at which participants will increase utilization of health care services in future periods once stay-at-home orders and social distancing requirements or other recommendations are lifted, is also difficult.
The 2020 increase in U.S. unemployment levels resulted in a significant increase in unemployment claims with state unemployment agencies. A continuous increase in unemployment claims may increase state and/or federal unemployment insurance tax rates. In addition, some states have the authority to increase unemployment tax rates retroactively. Any such increases, which are reflected in our comprehensive service fee, may result in client attrition due to increased prices or we may have to reduce our overall pricing, which would adversely affect our profitability, to assist clients with these additional costs.
The COVID-19 economic disruptions may cause customers to have difficulty meeting their financial obligations to us or increase business failures. As a co-employer, we assume the obligation to pay the salaries, wages and related benefits, and related payroll taxes associated with the WSEEs. An increase in the number of clients unable to pay us would result in an increase in bad debts, which could have a material adverse effect on our financial condition and results of operations.
In addition, we have modified certain business and workforce practices to be more flexible in light of government restrictions and best practices encouraged by governmental and regulatory authorities. While most of our operations can be performed remotely, there is no guarantee we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to and employees may become sick themselves and be unable to work. The remote work environment that was implemented during the pandemic also has had an impact on the expectations of our employees and, as a result, many of our departments have now switched to a “hybrid” mode in which remote work is permitted one or more days per week. These changes may also impact productivity or have other impacts on our operations. Further, our increased reliance on remote access to our information systems as our employees work remotely impacts our control over cybersecurity protection and service stability and performance, which increases our exposure to cybersecurity and privacy issues and to disruptions to employee productivity. We may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, clients, partners and vendors. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or the changes to the workplace resulting from the pandemic, in which case our ability to perform critical functions could be harmed, and we may be unable to respond to the needs of our business.
The COVID Relief Programs created various programs and incentives to assist businesses and individuals managing through the COVID-19 pandemic. Certain of these programs and incentives have required us to make changes to our systems that manage leave, payroll and payroll-related tax calculation, and invoicing and collection of service fees, COBRA participation, and client reporting. The CARES Act allowed companies to defer certain payroll taxes, which were reflected in the payrolls we processed for clients electing deferrals. Client companies are liable for repaying the deferred amounts to the IRS; however, the IRS has not yet clarified how such deferred amounts will be properly applied to companies utilizing a PEO and, if and when issued, such guidance may require further revisions to our systems or processes. In addition, various states and localities and the federal government may enact further legislation that may require further changes to our processes and systems or that may expand the coverage afforded to WSEEs under our health and workers’ compensation programs. If we are unable to timely make these changes, incur substantial additional costs in doing so, or are otherwise adversely affected by these requirements, then we may face fines, penalties, other regulatory action, or litigation relating to such failure, which could further adversely impact our PEO state licenses or registrations, our CPEO status, our results of operations and our ability to attract and retain clients.

20	2021 Form 10-K

RISK FACTORS
The impact and evolving nature of the COVID-19 pandemic precludes any prediction as to its full adverse impact. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our business, and may have a material adverse effect on our financial condition, results of operations, cash flows and business.
Labor shortages and increasing competition for highly skilled workers could have a material adverse effect on our business, financial condition or results of operations.
The success of our business is heavily dependent on our ability to attract and retain a skilled workforce, including in our service and sales positions. Several factors may limit the labor force available to us or increase our labor costs, including high employment levels, strong macroeconomic conditions, federal unemployment subsidies, and other governmental regulation. As macroeconomic conditions improved throughout 2021, the labor market tightened, resulting in increased employee turnover and skilled labor shortages. Increasing competition for highly skilled and talented workers may make it increasingly difficult and expensive for us to attract and retain a service team capable of supporting our clients or a sales team that is effective in selling our complex service offerings to clients. An overall or prolonged labor shortage, increased turnover, or labor inflation could have a material adverse impact on our growth plans, client service delivery, results of operations and financial condition.
Inflation may reduce our profitability.
Inflationary pressure could adversely impact our profitability. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not be able to fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for a period of time, which could result in downward pressure on our sales margins. Further, our clients may choose to reduce their business with us if we increase our pricing.
Geographic market concentration makes our results of operations vulnerable to regional economic factors.
Our New York, California and Texas markets accounted for approximately 10%, 16% and 18% (including 8% in Houston), respectively, of our WSEEs for the year ended December 31, 2021. Accordingly, unless we are successful in expanding in our current markets and into new markets, which we believe will take additional time, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California, and Texas.
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

21	2021 Form 10-K

RISK FACTORS
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
Under the CSA, we become a co-employer of WSEEs and assume the obligations to pay the salaries, wages and related benefits costs and payroll taxes of such WSEEs. We assume such obligations as a principal, not as an agent of the client. Our obligations include responsibility for the following even if our costs to provide such benefits exceed the fees the client pays us and the amounts collected from WSEEs:
•payment of the salaries and wages for work performed by WSEEs, regardless of whether the client timely pays us the associated service fee
•withholding and payment of federal and state payroll taxes with respect to wages and salaries reported by Insperity
•providing benefits to WSEEs
•providing workers’ compensation coverage to WSEEs
If a client does not pay us, or if the costs of services we provide to WSEEs exceed the fees a client pays us, our ultimate liability for WSEE payroll, payroll taxes, workers’ compensation and/or benefits costs could have a material adverse effect on our financial condition or results of operations.
Increases in health insurance costs or our inability to secure replacement health insurance coverage on competitive terms could have a material adverse effect on our business, financial condition or results of operations.
Maintaining health insurance plans that cover WSEEs is a significant part of our business. Our primary health insurance contract expires on December 31, 2026, subject to cancellation by either party upon 180 days’ notice. In the event we are unable to secure replacement contracts on competitive terms, significant disruption to our business could occur.
Health insurance costs are in part determined by our plans’ claims experience and comprise a significant portion of our direct costs. Our health insurance coverage is provided under policies or service contracts that are fully-insured. United is the carrier that insures the majority of our coverage. Although all of our carriers remain responsible to pay all covered claims, under our health insurance contract with United, we retain an obligation to United to fund the cost of the plan. The profitability of our PEO HR Outsourcing solutions is affected by the overall expenses associated with the cost of delivering our services, one of the largest of which is the cost of our health insurance. Our ability to accurately anticipate the expenses associated with the plans, including claims costs on a quarterly or annual basis, can impact our results of operations. If the plans experience an unexpected increase in the number or severity of claims, our associated health insurance costs could increase beyond anticipated levels, as we experienced in 2019 and 2021. These costs are further impacted by a number of factors, including coverage options elected by employees, macro-economic changes, proposed and enacted regulatory changes and wide-spread health-related outbreaks. Contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs associated with the plans, which could substantially impair our financial condition or results of operations. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of plan expenses, our profitability or our ability to attract and retain clients may be adversely impacted. As a result, if we do not accurately forecast the costs of our plans, our business, financial condition or results of operations may be materially adversely affected. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”
Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.
The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act (collectively, the “Act”). The Act entails sweeping

22	2021 Form 10-K

RISK FACTORS
health care reforms with some provisions in the Act still requiring the issuance of additional guidance from the U.S. Department of Health and Human Services (“HHS”) and the states. The future impact of the following provisions or changes to the provisions of the Act, or future legislative actions, is unknown and, if any such developments were to reduce our ability to make health care benefits available to WSEEs or were to make our offerings less attractive to our clients, then our business, financial condition, and results of operations may be materially adversely affected.
Beginning in 2014, a number of key provisions of the Act took effect, including the Exchanges, insurance market reforms and the imposition of excise taxes on the health insurance industry and reinsurance taxes on insurers and third-party administrators. Additionally, the pay or play penalties on Applicable Large Employers were fully phased-in by 2016. As part of the Tax Cuts and Jobs Act enacted in December 2017, the requirements that individuals maintain health insurance coverage or pay a federal tax penalty, which was known as the individual mandate, was effectively eliminated beginning in 2019. In addition, supporters in various states are advocating for adoption of health care-related reforms at the state level, including those states that have enacted individual mandates. Collectively, these items have the potential to significantly change the insurance marketplace for small and medium-sized businesses and how employers provide insurance to employees. Generally, the Act and subsequently issued guidance by the IRS and HHS have not addressed or in some instances are unclear as to their application in the PEO relationship or whether such provisions should be applied at the PEO or client level.
The Act also ushered in a number of insurance market reforms for the small group and individual markets. The reforms required guaranteed issue and renewability of coverage, eliminated certain underwriting practices by issuers, consolidated the number of risk pools in each state and restricted the permissible factors and variable ranges of those factors that can be considered in determining health insurance premiums. Transition relief permitted states to delay the effective date of some of these reforms. At this time, the insurance market reforms have not had a material adverse impact on our business operations, and if any future changes impact our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs, then our business may be materially adversely affected.

Information contained in the Congressional Record, which specifically references PEOs, indicates that any pay or play penalties should apply separately to clients of a PEO and not at the PEO level. However, the Act and subsequently issued IRS guidance do not expressly address the issue of whether the pay or play penalties apply only at the client level or whether the penalties can be applied at the PEO level. If pay or play penalties were assessed against a PEO for coverage provided to WSEEs under a PEO sponsored plan, then our business, financial condition, and results of operations may be materially adversely affected.

As part of the Tax Extenders Act passed in 2019, the rules imposing excise taxes commencing in 2022 on employers and insurers who offer excessive health benefits under so-called “Cadillac plans” have been repealed. At this time, we are unable to determine the effect that the repeal of these pending excise taxes will have on our business and whether such changes will make it more difficult for us to attract and retain and clients.

The elimination of the penalty associated with the individual mandate and subsequent changes resulting from action that may be taken at the federal or state level may impact our benefit plans, business model and future results of operations, including repeal or repeal and replacement of the Act as has been advocated by some Congressional leaders. In future periods, changes may result in increased costs to us and could affect our ability to attract and retain clients. Additionally, contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. We are currently unable to determine whether potential future changes to the Act or other regulatory action, including at the state level, may adversely affect our business or market conditions.
A determination that we are not the employer of our WSEEs and an inability to offer alternate benefit plans could have a material adverse effect on our business.

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

23	2021 Form 10-K

RISK FACTORS
Substantial weight is typically given to the question of whether the purported employer has the right to direct and control the details of an individual’s work. Among the factors that appear to have been considered more important by the IRS are:
•the employer’s degree of behavioral control (the extent of instructions, training and the nature of the work)
•the financial control or the economic aspects of the relationship
•the intended relationship of the parties (whether employee benefits are provided, whether any contracts exist, whether services are ongoing or for a project, whether there are any penalties for discharge/termination, and the frequency of the business activity)
Employee retirement and welfare benefit plans are also governed by ERISA. ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.” The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA. A definitive judicial interpretation of “employer” in the context of a PEO or employee leasing arrangement has not been established.
If Insperity were found not to be an employer with respect to WSEEs for ERISA purposes, its plans would not comply with ERISA and/or the Code. Further, as a result of such finding, Insperity and its plans would not enjoy, with respect to WSEEs, the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations as well as to claims based upon state common laws. In addition, if Insperity were found not to be the employer sponsoring a single-employer plan under ERISA for purposes of its health benefits plan, we could be subject to additional requirements under state and federal laws that could restrict our ability to provide benefits to our WSEEs in the same manner that we do today, which could negatively impact our business. In the case of any such events, we would endeavor to make available similar benefits at comparable costs in a manner that complied with applicable state laws. However, if we were unable to promptly transition our benefit plans to a compliant structure with terms that were acceptable to our clients and at a comparable cost to us, then our business, financial condition, and results of operations could be materially adversely affected.
Increases in workers’ compensation costs or inability to secure replacement coverage on competitive terms could lead to a significant disruption to our business.
Our workers’ compensation coverage has been provided through an arrangement with Chubb since 2007. Under our current arrangement with Chubb for claims incurred on or before September 30, 2019, we have a financial responsibility to Chubb for the first $1 million layer of claims per occurrence and for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed the first $1 million. Effective for claims incurred on or after October 1, 2019, our financial responsibility increased as we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million. Chubb bears the financial responsibility for all claims in excess of these levels. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. For additional discussion of our policy with Chubb, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Workers’ compensation costs are a significant portion of our direct costs and contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs. If we were to experience an unexpected large increase in the number or severity of claims, our workers’ compensation costs could increase, which could have a material adverse effect on our results of operations or financial condition. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of our workers’ compensation costs, our profitability or our ability to attract and retain clients may be adversely impacted.
The current workers’ compensation coverage with Chubb expires on September 30, 2022. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.

24	2021 Form 10-K

RISK FACTORS
Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
We record our SUI expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final rate notices, we estimate our expected SUI rate in those states for which rate notices have not yet been received for purposes of forecasting and pricing. In a period of adverse economic conditions, state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI rates would likely increase substantially. Some states have the ability under law to increase SUI rates retroactively to cover deficiencies in the unemployment fund. In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans.
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
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing solution clients, which could materially and adversely affect our financial condition or results of operations. Our middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs represented 23.8% of our average paid WSEEs and clients with an average number of WSEEs that exceed 1,000 WSEEs represented 1.9% during 2021. In the event we have large clients that terminate or an increase in terminating clients from our middle market client base, the financial impact of such an event could be significant. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 18% in 2021. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
Our loss of insurance coverage, the failure of our insurance carriers or increased insurance costs or deductibles could have a material adverse effect on us.
As part of our PEO HR Outsourcing solutions, in addition to our health insurance carriers, we contract with other insurance carriers to provide workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier, such as occurred in 2001 with respect to a previous workers’ compensation insurance provider, providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business and results of operations. In addition, in the event that our primary health carriers in any key market make material changes to their network of health care providers or facilities, such as the discontinuation of prominent hospital networks in key markets on occasion by United in connection with their ongoing negotiations with those networks, then our ability to attract and retain clients in that market may be adversely affected, which could have a material adverse effect on our business and results of operations. Further, we have experienced an increase in insurance premiums for our corporate policies as well as an increase in the deductible amounts for which we retain liability and a decrease in coverage limits. If these premiums or deductible amounts continue to increase, or coverage limits continue to decrease we would have increased exposure with respect to costs and insurance claims, which could have a material adverse effect on our business and results of operations.
A determination that a client is liable for employment taxes not paid by a PEO may discourage clients from contracting with us in the future.
Under the CSA, we assume sole responsibility and liability for paying federal employment taxes imposed under the Code

25	2021 Form 10-K

RISK FACTORS
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
In times of economic slowdowns, the federal government and states and municipalities in which we operate may experience reductions in tax revenues and corresponding budget deficits. In response to budget shortfalls, such as those being experienced as a result of the COVID-19 pandemic, the federal government and many states and municipalities have in the past and may in the future increase or enact new taxes on businesses operating within their tax jurisdiction, including business activity taxes and income taxes. In addition, federal, state and local taxing agencies may increase their audit activity in an effort to identify additional tax revenues. New tax assessments on our operations could result in increased costs. Further, the Biden Administration and Congressional leaders have expressed support for reviewing federal taxes and potential increases in federal tax rates for businesses. Our ability to adjust our service fees and incorporate additional tax assessments into our billing system could be limited. As a result, such higher taxes could have a material adverse impact on our financial condition or results of operations.
We may be subject to liabilities for client and employee actions.
As a co-employer in the PEO relationship, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations. A number of legal issues remain unresolved with respect to the co-employment arrangement between a PEO and its WSEEs, including questions concerning the ultimate liability for violations of employment, payroll, discrimination, and workplace safety laws. Our CSA establishes the contractual division of responsibilities between Insperity and our clients for various human capital management matters, including compliance with and liability under various governmental regulations.
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
As a major employer, our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, benefit, insurance and employment matters. By entering into a co-employer relationship with employees assigned to work at client locations, we assume certain obligations and responsibilities of an employer under these laws. However, many of these current laws (such as the Act, ERISA, and some state insurance codes and employment tax laws) do not specifically address the obligations and responsibilities of non-traditional employers such as PEOs, and the definition of “employer” under these laws is not uniform despite the SBEA having provided clarification under federal employment tax laws for CPEOs. In addition, many of the states in which we operate have not addressed the PEO relationship for purposes of compliance with applicable state laws governing the employer/employee relationship or PEO

26	2021 Form 10-K

RISK FACTORS
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
The human resources services industry, including the PEO industry, is highly fragmented. Many PEOs have limited operations and fewer than 2,500 WSEEs, but there are several industry participants that are comparable to our size or larger. We also encounter competition from “fee for service” companies such as payroll processing firms, insurance companies, human resources consultants and human resources technology solutions as well as cloud-based self-service bundled human resources offerings. Our competitors include the PEO divisions of large business services companies, such as Automatic Data Processing, Inc. and Paychex, Inc., and other national PEOs such as TriNet Group, Inc. In many cases, these competitors offer a reduced service PEO offering at a lower price than our PEO HR Outsourcing solutions. We expect that as the PEO industry grows and its regulatory framework becomes better established, well organized competition with greater resources than we have may enter the PEO market, possibly including large “fee for service” companies currently providing a more limited range of services. In addition, competitors may be able to offer or develop new technology-based lower service models that may require us to make substantial investments in order to effectively compete.
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2021, approximately 13% of our WSEEs were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
Technology Risks
Evolving regulations, market trends and client expectations require us to constantly enhance and expand our service and technology offerings.
The HR services industry is experiencing rapid technological advances to meet client expectations and expanding regulations. As new regulations are adopted, we must modify our systems to address these changes in the law, such as our recent efforts to implement the assistance provided to businesses and employees under the Covid Relief Programs. In order to make these types of modifications, we may be required to reallocate resources, potentially resulting in delays to planned competitive improvements to our systems. If we do not successfully or timely deploy these types of modifications, we may be unable to comply with regulations, which could subject us to penalties, damage our reputation or result in

27	2021 Form 10-K

RISK FACTORS
decreased sales. Further, in order to effectively compete in this environment, we must identify and predict trends, and adapt our technology and service offerings accordingly. In addition, as a larger portion of our client base falls within the middle market segment, we must also develop different technology and services to meet the more complex needs and demands of this key group. These efforts require us to devote substantial resources to develop new functionality, or to integrate third-party solutions, into our offerings. If we fail to respond successfully to these developments or we make investments in enhancements that are not accepted by the market, then the demand for our solutions and services may diminish.
Disruptions of our information technology systems could damage our reputation and materially disrupt our business operations.
Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure, some of which is provided by third-party vendors. We must manage all of these systems, including any upgrades, replacements or enhancements, to ensure that they continue to support our services. For example, we are currently working on a multi-year project to replace our sales force automation system and our customer relationship management (“CRM”) system with a single CRM solution to be used widely across the company. We continue to monitor and make changes to our proprietary system for our PEO HR Outsourcing solutions for compliance and modernization. Any delays or failures resulting from network outages; planned upgrades, enhancements, or replacements of software, hardware, or other systems, including in connection with our our CRM replacement project or any updated for compliance and modernization of systems; or other data processing disruptions, even for a brief period of time, could result in our inability to timely process transactions. If such failures cause us to not meet client service expectations or to breach our obligations to our clients, we may lose existing clients, have difficulty attracting new clients, incur regulatory penalties or liability to our clients, or suffer other financial losses, which may have a material adverse effect on our business and financial condition.
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

28	2021 Form 10-K

RISK FACTORS
Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We are subject to various laws, rules and regulations relating to the collection, use, transmission and security and privacy of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For example, we incurred additional costs and reallocated internal resources in order to comply with the requirements of the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, and we expect to incur additional costs and reallocate additional resources when the final regulations under the CCPA are released. Other states are currently contemplating additional privacy requirements. The future enactment of more restrictive laws, rules or regulations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability. Additionally, any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
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
We lease hosting facilities for our data centers at two separate facilities with one facility acting as our primary data center. These facilities host the majority of our business applications, telecommunications equipment, information security infrastructure and network equipment. If our data centers experience any interruptions or outages, and our business continuity plan fails, then our operations may be materially impacted, which could result in our failure to meet our obligations to our clients, WSEEs, tax authorities, and/or other vendors, which could damage our reputation, subject us to liability and have a material adverse effect on our business and financial condition.
In addition, some of our systems and services rely upon third-party technology. Examples include, the human capital management system on which our Workforce Acceleration solution is based, the data analytics solution on which our Insperity People Analytics solution is based, and the payroll tax calculation and reporting tools that provide the rates used to calculate payroll taxes for our PEO HR Outsourcing solutions, among others. Any failure by these service providers to deliver their services in a timely manner and in compliance with applicable laws could result in material interruptions to our operations, damage our reputation, and result in a loss of clients.
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

29	2021 Form 10-K

OTHER INFORMATION
Item 1B.  Unresolved Staff Comments.
None.

30	2021 Form 10-K

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
Sales and Service Offices
As of December 31, 2021, we had sales and service personnel in 69 facilities located in 40 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2021, we had 85 sales offices in these 40 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by seven to nine BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

31	2021 Form 10-K

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

32	2021 Form 10-K

MINE SAFETY DISCLOSURES

Item 4.  Mine Safety Disclosures.
Not applicable.

33	2021 Form 10-K

EXECUTIVE OFFICERS
Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 3, 2022) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	65	Chairman of the Board and Chief Executive Officer
A. Steve Arizpe	64	President and Chief Operating Officer
Douglas S. Sharp	60	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	55	Senior Vice President of Legal, General Counsel and Secretary
James D. Allison	53	Senior Vice President of Gross Profit Operations

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

34	2021 Form 10-K

STOCK ACTIVITIES
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 3, 2022, there were 422 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
During 2021, we paid dividends of $144.2 million, including a special cash dividend of $76.7 million paid in the fourth quarter of 2021. The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2021 – 10/31/2021	257	$115.66	—	874,828
11/01/2021 – 11/30/2021	71,200	117.60	71,200	1,803,628
12/01/2021 – 12/31/2021	100,049	115.45	100,000	1,703,628
Total	171,506	$116.34	171,200
__________________________________
(1)Our Board has approved a program to repurchase shares of our outstanding common stock, including an additional 1,000,000 shares authorized for repurchase in November 2021. During the three months ended December 31, 2021, 171,200 shares were repurchased under the program. As of December 31, 2021, we were authorized to repurchase an additional 1,703,628 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all the shares authorized for repurchase under the repurchase program.

(2)During the three months ended December 31, 2021, 306 shares were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

35	2021 Form 10-K

STOCK ACTIVITIES
Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2016, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P 1500 Composite Human Resources and Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2016.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index,
and S&P 1500 Composite Human Resource and Employment Services Index
*$100 invested on 12/31/16 in Insperity stock or in the specified index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21

Insperity, Inc.	100.00	169.61	278.56	259.80	251.71	384.69
S&P Smallcap 600	100.00	113.23	103.63	127.24	141.60	179.58
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
S&P 1500 Composite Human Resource and Employment Services	100.00	133.83	118.16	139.60	140.55	211.68

This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.
Item 6.   [Reserved].

36	2021 Form 10-K

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
Executive Summary
Overview
Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients. Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services, along with our cloud-based human capital management solution, our Insperity PremierTM platform. Our overall operating results can be measured in terms of revenues, gross profit or adjusted EBITDA per WSEE per month. We often use the average number of WSEEs paid during a period as our unit of measurement in analyzing and discussing our results of operations.
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Workforce AccelerationTM solution. We also offer a number of other business performance solutions, including Comprehensive Traditional Payroll and Human Capital Management, Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services, and Insurance Services, many of which are offered as a cloud-based software solution. These other products or services are offered separately or with our other solutions.
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in significant changes in U.S. economic activity. As the duration of the pandemic and such economic impacts remain uncertain, we have planned for a range of scenarios and have modified certain business and workforce practices. To conform to government restrictions and best practices, we have taken steps designed to keep our staff safe while continuing to serve clients, including implementing flexible remote working arrangements for our employees and providing extra safety measures at corporate facilities. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, PPP loans, and PPP loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients during the pandemic included additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, including vaccine mandates, return to the workplace and workplace safety.
In 2021, the average number of WSEEs paid per month increased 7.1% year-over-year as WSEEs paid at existing clients combined with WSEEs paid from new sales exceeded 2020 levels. We expect the average number of paid WSEEs per month to increase between 18.0% and 19.0% in the first quarter of 2022 as compared to the first quarter of 2021, which, if achieved, would equate to the average number of paid WSEEs per month growing 2.3% to 3.2% sequentially from the fourth quarter of 2021.
We experienced a 9.8% increase in the year-over-year benefits costs per covered employee during 2021 compared to 2020, which had substantially lower costs primarily due to the significant decrease in benefits utilization that we experienced during the second quarter of 2020. During the second quarter of 2020, we experienced a 10.7% decrease in benefits costs per covered employee due primarily to lower utilization of medical services by plan participants as a result

37	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
of the COVID-19 pandemic, including in response to COVID-19 governmental requirements or guidance related to the deferral of non-essential medical procedures and shelter-in-place and similar orders. Our healthcare claim activity in 2021 reflected a continued variability in claim incurral patterns, combined with incremental costs related to COVID-19 testing, vaccination administration, and treatment, which were driven by further COVID-19 variants. During 2022 and possibly beyond 2022, benefits costs are expected to continue to be affected by the dynamics of the pandemic, including the impact on healthcare utilization and incremental COVID-19 testing, vaccination and treatment costs. This may result in a higher level of healthcare claims costs than our historical claim cost trends. While we have experienced a reduced frequency in workers’ compensation claims during the COVID-19 pandemic, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain.
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, impacts of changes in or variants of the COVID-19 virus, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the speed and effectiveness of responses to combat the variants, including the development, availability, and acceptance of therapeutics and vaccines. See Part I, Item 1A. “Risk Factors” for additional information.
2021 Highlights
•Average number of WSEEs paid per month increased 7.1% to 250,745, on a 16.0% revenue increase and an 8% increase in revenue per WSEE, which reflects a 5% increase in pricing and the non-recurrence of the 2020 FICA deferral credits instituted as part of the CARES Act.
•We ended 2021 averaging 268,978 paid WSEEs in the fourth quarter of 2021, which represents a 12.4% increase over the fourth quarter of 2020. We expect the average number of paid WSEEs per month to be between 275,100 and 277,500 in the first quarter 2022.
•Approximately 23.8% and 24.4% of our average paid WSEEs were in our middle market sector for the years ended December 31, 2021 and 2020, respectively, which is generally defined as companies with 150 to 5,000 WSEEs.
•Gross profit increased $13.2 million, primarily due to the 7.1% growth in the average number of WSEEs paid per month driving an increase in revenue, partially offset by a 4.9% decline in gross profit per WSEE.
•Our average gross profit per WSEE per month declined from $287 in 2020 to $273 in 2021, due primarily to a 9.8% increase in benefits costs per covered employee.
•Operating expenses increased 5.7% in 2021 to $646.8 million, primarily due to increased salary and wages partially offset by lower stock-based compensation costs. On a per WSEE per month basis, operating expenses decreased from $218 in 2020 to $215 in 2021.
•Net income and diluted earnings per share (“Diluted EPS”) both decreased 10.2% to $124.1 million and $3.18, respectively.
•Adjusted EBITDA decreased 11.7% to $254.9 million.
•Adjusted net income decreased 15.1% to $154.0 million.
•Adjusted EPS decreased 14.9% to $3.95.
•Our adjusted EBITDA per WSEE per month decreased 17.5% from $103 in 2020 to $85 in 2021.
•We ended 2021 with working capital of $116.3 million.
•During 2021, we paid $144.2 million in dividends, including our regular quarterly dividend as well as a $2.00 per share special dividend paid in December. We also repurchased approximately 716,000 shares of our common stock at a cost of $69.7 million and paid $32.9 million in capital expenditures.

38	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United Stated (“GAAP”).
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
Employee benefits costs are comprised primarily of health insurance premiums and claims costs (including dental and pharmacy costs), but also include costs of other employee benefits such as life insurance, vision care, disability insurance, education assistance, adoption assistance, a flexible spending account program and an employee well-being program.
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

39	2021 Form 10-K

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
•General and administrative expenses – Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services
◦administrative costs, such as postage, printing and supplies
◦employee travel and training expenses
◦technology and facility costs, including repairs, maintenance and SaaS licensing costs
•Depreciation and amortization – Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development and technology infrastructure.
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

40	2021 Form 10-K

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
Effective January 1, 2020, we entered into an arrangement whereby our financial responsibility is limited to the first $1 million of paid claims per claimant per year. Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2021, Plan Costs were more than the net premiums paid and owed to United by $22.0 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $31.0 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2021, were $12.6 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
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
The following table illustrates the sensitivity of changes in the completion rate on our estimate of total benefits costs of $2.3 billion in 2021:

Change in Completion Rate	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(21,922)	$16,160
(1.0)%	(8,769)	6,464
1.0%	8,769	(6,464)
2.5%	21,922	(16,160)

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

41	2021 Form 10-K

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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2021 and 2020, we reduced accrued workers’ compensation costs by $41.7 million and $42.1 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 0.6% in both 2021 and 2020) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
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
The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $69.0 million in 2021:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(4,185)	$3,085
(2.5)%	(2,093)	1,542
2.5%	2,093	(1,542)
5.0%	4,185	(3,085)

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2021, we received $35.1 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2021, we had restricted cash of $46.9 million and deposits of $185.0 million. We have estimated and accrued $239.6 million in incurred workers’ compensation claim costs as of December 31, 2021. Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities in our Consolidated Balance Sheets.
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

42	2021 Form 10-K

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

43	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table summarizes our key financial and statistical information related to our results of operations:

(in thousands, except per share and statistical data)	Year Ended December 31,			% Change
	2021	2020	2019	2021 v 2020	2020 v 2019

Financial data:
Revenues(1)	$4,973,070	$4,287,004	$4,314,804	16.0%	(0.6)%
Gross profit	820,102	806,854	732,934	1.6%	10.1%
Operating expenses	646,773	612,165	546,301	5.7%	12.1%
Operating income	173,329	194,689	186,633	(11.0)%	4.3%
Other income (expense)	(5,011)	(5,419)	3,010	(7.5)%	(280.0)%
Net income	124,080	138,237	151,099	(10.2)%	(8.5)%
Diluted EPS	3.18	3.54	3.70	(10.2)%	(4.3)%

Non-GAAP financial measures(2):
Adjusted net income	$154,026	$181,314	$169,449	(15.1)%	7.0%
Adjusted EBITDA	254,946	288,620	250,006	(11.7)%	15.4%
Adjusted EPS	3.95	4.64	4.15	(14.9)%	11.8%

Average WSEEs paid	250,745	234,223	235,547	7.1%	(0.6)%

Statistical data (per WSEE per month):
Revenues(3)	$1,653	$1,525	$1,527	8.4%	(0.1)%
Gross profit	273	287	259	(4.9)%	10.8%
Operating expenses	215	218	193	(1.4)%	13.0%
Operating income	58	69	66	(15.9)%	4.5%
Net income	41	49	53	(16.3)%	(7.5)%
Adjusted EBITDA(2)	85	103	88	(17.5)%	17.0%
___________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019

Gross billings	$33,318,693	$28,168,611	$27,212,010
Less: WSEE payroll cost	28,345,623	23,881,607	22,897,206
Revenues	$4,973,070	$4,287,004	$4,314,804
(2)Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(3)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Year Ended December 31,
(per WSEE per month)	2021	2020	2019
Gross billings	$11,073	$10,022	$9,627
Less: WSEE payroll cost	9,420	8,497	8,100
Revenues	$1,653	$1,525	$1,527

44	2021 Form 10-K

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
•During 2021, the average number of WSEEs paid from new client sales increased 8.8% from 2020. The net gain (loss) in our client base also improved compared to 2020. Average client retention remained flat at 82% in both 2020 and 2021.
•During 2020, the average number of WSEEs paid from new client sales decreased 1.5% from 2019. The net gain (loss) in our client base declined compared to 2019. Average client retention declined from 85% in 2019 to 82% in 2020.

Average WSEEs Paid and
Year-over-Year Growth Percentage
250,745
234,223
235,547
7.1%
(0.6)%
12.6%
2021
2020
2019

Adjusted EBITDA and
Year-over-Year Growth Percentage
$254,946
$288,620
$250,006
(11.7)%
15.4%
4.3%
2021
2020
2019

Adjusted EPS and
Year-over-Year Growth Percentage
$3.95
$4.64
$4.15
(14.9)%
11.8%
10.7%
2021
2020
2019

2021 Compared to 2020
Our revenues for 2021 were $5.0 billion, an increase of 16.0%, primarily due to the following:
•Average WSEEs paid increased 7.1%.
•Revenues per WSEE per month increased 8.4%, or $128, primarily due to 5.1% higher average pricing, as well as the non-recurrence of the 2020 FICA deferral credits of $121.3 million, or $43 per WSEE per month, and the 2020 comprehensive service fee credits of $11.6 million, or $4 per WSEE per month.

45	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2020 Compared to 2019
Our revenues for 2020 were $4.3 billion, a decrease of 0.6%, primarily due to the following:
•Average WSEEs paid decreased 0.6%.
•Revenues per WSEE per month decreased 0.1%, or $2, as 3.0% higher average pricing was partially offset by $121.3 million, or $43 per WSEE per month, in FICA deferral elections by clients and credits pursuant to the CARES Act and the FFCRA. These deferral elections also reduced our direct costs and therefore had no net effect on our gross profit. In addition, during the second quarter of 2020, we reduced revenue by $11.6 million, or $4 per WSEE per month, for client comprehensive service fee credits applied generally on a WSEE basis across our active client base to assist clients in addressing the unprecedented economic impact of the COVID-19 pandemic in 2020.
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses throughout the United States. PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)
____________________________________
Note: Texas is included in the Southwest region.
The percentage of total PEO HR Outsourcing solutions revenues in our significant markets include the following:
Significant Markets

46	2021 Form 10-K

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

Gross Profit and
Year-over-Year Growth Percentage
(in thousands)
$820,102
$806,854
$732,934
1.6%
10.1%
7.5%
2021
2020
2019

Gross Profit per WSEE per Month and
Year-over-Year Growth Percentage
$273
$287
$259
(4.9)%
10.8%
(4.8)%
2021
2020
2019

2021 Compared to 2020
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $128 due to non-recurrence of the 2020 FICA deferral credits, comprehensive service fee credits, and higher average pricing. Our direct costs per WSEE per month increased $142 due primarily to changes in our direct costs components as described below.
The net increase in direct costs between 2021 and 2020 attributable to changes in cost estimates for benefits and workers’ compensation totaled $5.5 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $58 per WSEE per month, or 9.8% on a per covered employee basis due primarily to an increase in claims in 2021 compared to 2020, which had lower claims as a result of lower utilization and the deferral of non-essential health care procedures, primarily in the second quarter of 2020, in connection with the COVID-19 pandemic and related government requirements or guidance. Our healthcare claim activity in 2021 included a continued variability in claim incurral patterns, combined with incremental costs related to COVID-19 testing, vaccination administration, and treatment costs, which were driven by further COVID-19 variants.
•The percentage of WSEEs covered under our health insurance plan was 67.0% in 2021 and 67.9% in 2020.

47	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $4.9 million, or $2 per WSEE per month, in 2021 compared to a decrease in costs of $0.2 million, but remained flat on a per WSEE per month basis, in 2020.
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
•Workers’ compensation costs increased 4.7%, but remained flat on a per WSEE per month basis, in 2021 compared to 2020.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in 2021 were 0.29% compared to 0.32% in 2020.
•As a result of closing out claims incurred in prior periods at lower than expected costs, we recorded a reduction in workers’ compensation costs of $41.7 million, or 0.18% of non-bonus payroll costs, in 2021 compared to a reduction of $42.1 million, or 0.20% of non-bonus payroll costs, in 2020. Both the 2021 and 2020 periods costs include the impact of a 0.6% discount rate used to accrue workers’ compensation loss claims.
Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 24.9% on an 18.7% increase in payroll costs, or $84 per WSEE per month, due primarily to the non-recurrence of $121.3 million in client FICA deferral elections and tax credits pursuant to the CARES Act and FFCRA in 2020, partially offset by the 2021 collection of $16.8 million in federal payroll tax refunds related to prior years.
•Payroll taxes as a percentage of payroll cost increased to 6.3% in 2021 compared to 6.0% in 2020.
2020 Compared to 2019
The net decrease in direct costs between 2020 and 2019 attributable to changes in cost estimates for benefits and workers’ compensation totaled $12.9 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $11 per WSEE per month, but decreased 0.5%, on a per covered employee basis due primarily to a decrease in claims as a result of lower utilization and the deferral of nonessential healthcare procedures in response to COVID-19 governmental requirements or guidance.
•The percentage of WSEEs covered under our health insurance plan was 67.9% in 2020 and 66.5% in 2019.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $0.2 million, but remained flat on a per WSEE per month basis, in 2020 compared to an increase in costs of $2.3 million, or $1 per WSEE per month, in 2019.
Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.

48	2021 Form 10-K

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
Operating Expenses
2021 Compared to 2020
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
				per WSEE
(in thousands, except per WSEE)	2021	2020	% Change	2021	2020	% Change

Salaries	$379,171	$353,273	7.3%	$126	$126	—
Stock-based compensation	40,623	60,145	(32.5)%	14	21	(33.3)%
Commissions	34,922	32,835	6.4%	12	12	—
Advertising	29,097	21,556	35.0%	10	8	25.0%
General and administrative	124,413	113,167	9.9%	40	40	—
Depreciation and amortization	38,547	31,189	23.6%	13	11	18.2%
Total operating expenses	$646,773	$612,165	5.7%	$215	$218	(1.4)%

Operating expenses for 2021 increased 5.7% to $646.8 million compared to $612.2 million in 2020. Operating expenses per WSEE per month for 2021 decreased 1.4% to $215 compared to $218 in 2020.
•Salaries of corporate and sales staff increased 7.3% to $379.2 million, but remained flat on a per WSEE per month basis, compared to 2020. The increase was primarily due to higher incentive compensation expense.
•Stock-based compensation decreased 32.5% to $40.6 million, or $7 per WSEE per month, compared to 2020. The decrease was primarily due to the non-recurrence of stock-based compensation expense related to our 2020 short-term performance based awards. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.

49	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Commissions expense increased 6.4% to $34.9 million, but remained flat on a per WSEE per month basis, compared to 2020. Commissions are primarily due to commissions associated with our PEO HR Outsourcing solutions, including an increase in the amount of sales channel referral fees paid during 2021.
•Advertising expense increased 35.0% to $29.1 million, or $2 per WSEE per month, compared to 2020. The increase was due to the resumption of the Insperity Invitational in 2021, which was canceled in 2020 due to the COVID-19 pandemic, as well as increases in television, radio and digital advertising and sponsorship costs.
•General and administrative expenses increased 9.9% to $124.4 million, but remained flat on a per WSEE per month basis, compared to 2020. The increase was primarily due to technology SaaS licensing costs and professional services related to the implementation of a CRM solution, partially offset by decreases in travel costs.
•Depreciation and amortization expense increased 23.6% to $38.5 million, or $2 per WSEE per month, compared to 2020. The increase was primarily due to the completion of a new facility on our corporate campus and increased capital expenditures related to software development costs.
2020 Compared to 2019
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
				per WSEE
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

50	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Depreciation and amortization expense increased 8.6% to $31.2 million, or $1 per WSEE per month, compared to 2019. The increase was primarily due to increased capital expenditures related to software development costs and sales office expansions.
Other Income (Expense)
Other income (expense), was expense of $5.0 million in 2021, expense of $5.4 million in 2020 and income of $3.0 million in 2019. In 2021, the decrease in interest expense was due to a decrease in the average interest rate. In 2020, the decrease in other income was due to a decrease in interest income on our marketable securities investments and workers’ compensation deposits and a slight increase in interest expense related to the higher outstanding balance on our credit facility. In 2019, higher interest income earnings on our investments was offset by higher interest expense on our outstanding debt. Please read Note 2 to the Consolidated Financial Statements, “Cash, Cash Equivalents and Marketable Securities,” for additional information.
Income Tax Expense
Our effective income tax rate was 26.3% in 2021, 27.0% in 2020 and 20.3% in 2019. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by excess tax benefits associated with the vesting of equity compensation of $2.6 million, $2.1 million and $14.6 million, in 2021, 2020 and 2019, respectively. Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional information.

51	2021 Form 10-K

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

Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, and • depreciation and amortization expense.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock based compensation.

52	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2021		2020		2019
		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$28,345,623	$9,420	$23,881,607	$8,497	$22,897,206	$8,100
Less: Bonus payroll cost	4,719,217	1,568	3,238,284	1,152	2,880,680	1,019
Non-bonus payroll cost	$23,626,406	$7,852	$20,643,323	$7,345	$20,016,526	$7,081
% Change year over year	14.5%	6.9%	3.1%	3.7%	14.4%	1.5%

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

(in thousands, except per WSEE per month)	Year Ended December 31,
	2021		2020		2019
		Per WSEE		Per WSEE		Per WSEE

Net income	$124,080	$41	$138,237	$49	$151,099	$53
Income tax expense	44,238	15	51,033	19	38,544	14
Interest expense	7,458	2	8,016	3	7,647	3
Depreciation and amortization	38,547	13	31,189	11	28,723	10
EBITDA	214,323	71	228,475	82	226,013	80
Stock-based compensation	40,623	14	60,145	21	23,993	8
Adjusted EBITDA	$254,946	$85	$288,620	$103	$250,006	$88
% Change year over year	(11.7)%	(17.5)%	15.4%	17.0%	4.3%	(7.4)%

Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

	December 31,
(in thousands)	2021	2020

Cash, cash equivalents and marketable securities	$607,603	$589,375
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	424,800	341,988
Client prepayments	20,054	35,328
Adjusted cash, cash equivalents and marketable securities	$162,749	$212,059

53	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in thousands)	2021	2020	2019

Net income	$124,080	$138,237	$151,099
Non-GAAP adjustments:
Stock-based compensation	40,623	60,145	23,993
Tax effect of non-GAAP adjustments	(10,677)	(17,068)	(5,643)
Total non-GAAP adjustments, net	29,946	43,077	18,350
Adjusted net income	$154,026	$181,314	$169,449
% Change year over year	(15.1)%	7.0%	7.6%

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Year Ended December 31,
(amounts per share)	2021	2020	2019

Diluted EPS	$3.18	$3.54	$3.70
Non-GAAP adjustments:
Stock-based compensation	1.04	1.54	0.59
Tax effect of non-GAAP adjustments	(0.27)	(0.44)	(0.14)
Total non-GAAP adjustments, net	0.77	1.10	0.45
Adjusted EPS	$3.95	$4.64	$4.15
% Change year over year	(14.9)%	11.8%	10.7%

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
We had $607.6 million in cash, cash equivalents and marketable securities at December 31, 2021, of which approximately $424.8 million was payable in early January 2022 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $20.1 million were client prepayments that were payable in January 2022. At December 31, 2021, we had working capital of $116.3 million compared to $172.3 million at December 31, 2020. The reduction in working capital reflects, in part, cash flow from operations, share repurchases, dividends and capital expenditures. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our Facility will be adequate to meet our liquidity requirements for 2022. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
At December 31, 2021, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

54	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Our net cash flows from operating activities in 2021 were $260.2 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing solutions clients. Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2021, the last business day of the reporting period ended on a Friday, client prepayments were $20.1 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $424.8 million. In the year ended December 31, 2020, which ended on a Thursday, client prepayments were $35.3 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $342.0 million.
•Workers’ compensation plan funding – In 2021 and 2020, we received $35.1 million and $28.2 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2021, Plan Costs were more than the net premiums paid and owed to United by $22.0 million, which is $31.0 million less than our agreed-upon $9.0 million surplus maintenance level. The $31.0 million difference is therefore reflected as a current liability and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2021. In addition, the premiums owed to United at December 31, 2021, were $12.6 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
•Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income decreased 15.1% to $154.0 million in 2021 from $181.3 million in 2020. Please read “Results of Operations.”
Cash Flows from Investing Activities
Our net cash flows used in investing activities were $31.0 million during 2021, primarily due to $32.9 million in property and equipment purchases.
Cash Flows from Financing Activities
Our net cash flows used in financing activities were $208.1 million during 2021. We repurchased $69.7 million in stock and paid $144.2 million in dividends, including a special cash dividend of $76.7 million paid in the fourth quarter.
Seasonality, Inflation and Quarterly Fluctuations
Our quarterly earnings are impacted by the seasonal nature of our medical claims costs and payroll taxes. Typically, medical claims costs tend to increase throughout the year with the fourth quarter being the period with the highest costs, which has a negative impact on our fourth quarter earnings. This trend is primarily the result of many WSEEs’ medical plan deductibles being fully met by the fourth quarter, which increases our liability with respect to those claims. We have also experienced variability on a quarterly basis in medical claims costs based on the unpredictable nature of large claims and the COVID-19 pandemic effect on health care utilization patterns, as well as incremental costs related to COVID-19 testing, vaccination administration and treatment, which were driven by further COVID-19 variants. Payroll taxes and associated billings are computed based on an employee’s annual taxable wage base. The annual payroll tax wage bases are frequently met in the first two quarters of each year depending on the employee’s compensation levels. As a result, the gross profit contribution from payroll taxes is typically higher in the first two quarters and declines in the latter half of

55	2021 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
each year. These historical trends may change and other seasonal trends may develop in the future. For further information related to our health insurance costs, please read “—Critical Accounting Policies and Estimates—Benefits Costs.”
We believe the effects of inflation have not had a significant impact on our results of operations or financial condition, however, inflationary pressure could adversely impact our profitability in the future.

56	2021 Form 10-K

QUANTITIVE AND QUALITATIVE DISCLOSURES

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our Facility bear interest at a variable market rate. As of December 31, 2021, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
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
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

57	2021 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2021 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

58	2021 Form 10-K

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

59	2021 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

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
4.5
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

60	2021 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.13	†
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

10.35		Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).

61	2021 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.36	†	Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.37	†	Form of Participant Agreement under the Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.38	(+)
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

62	2021 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.			Exhibit
10.52	(+)
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

10.55	(+)	*	Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of December 28, 2021.
10.56			Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
10.57
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

10.58			Second Amendment to Amended and Restated Credit Agreement dated March 9, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.59			Third Amendment to Amended and Restated Credit Agreement dated April 28, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.60
Standard Form of Agreement Between Owner and Contractor dated February 8, 2019 between Insperity Service, L.P. and David E. Harvey Builders, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.61			Consulting agreement between Insperity, Inc. and Jay E. Mincks dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 26, 2021).
21.1	*		Subsidiaries of Insperity, Inc.
23.1	*		Consent of Independent Registered Public Accounting Firm.
24.1	*		Powers of Attorney.
31.1	*		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	*		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*		Inline XBRL Extension Definition Linkbase Document.
101.LAB	*		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE			Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104			Cover Page Interactive Data File (embedded with the Inline XBRL document).

	*		Filed herewith.
	**		Furnished with this report.
	†		Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
(+)	Certain portions of the exhibit have been omitted pursuant to an order granting confidential treatment or Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) the type of information the Company treats as private or confidential.

ITEM 16.  FORM 10-K SUMMARY.
None.

63	2021 Form 10-K

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 10, 2022.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance
Chief Financial Officer and Treasurer

64	2021 Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 10, 2022:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Douglas S. Sharp	Senior Vice President of Finance
Douglas S. Sharp	Chief Financial Officer and Treasurer
(Principal Financial Officer)

*	Director
Timothy Clifford

*	Director
Eli Jones

*	Director
Carol R. Kaufman

*	Director
John L. Lumelleau

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Latha Ramchand

*	Director
Richard G. Rawson

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

65	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.

F-1	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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

F-2	2021 Form 10-K

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
Auditing management’s estimation of the cost of incurred health insurance claims was subjective and judgmental due to the significant estimation required in determining the medical completion rates. Estimating actual claims incurred is subjective due to the large number of plan participants and the possibility that the number, magnitude, nature, and the timing of processing of current period claims may not be comparable to historical results experienced by the Company.

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
With the support of our actuarial specialists, we performed an independent assessment of the estimated cost of incurred health insurance claims. Our audit procedures included, among others, assessing (i) the Company’s health insurance cost estimation methodologies, (ii) significant assumptions used to develop the medical completion rates, which includes the incurred but not reported component, (iii) the accuracy and completeness of the claims processed and the number of plan participants used in the Company’s computation, as well as (iv) the historical accuracy of management’s estimates of the cost of incurred health insurance claims. Our testing of the medical completion rate assumptions included comparing the completion rate assumptions used by management to the completion rates experienced in historical periods and assessing whether contrary evidence exists with respect to the completion rate assumptions utilized by the Company to estimate the cost of incurred health insurance claims. We compared the Company’s estimate to a range developed by our actuarial specialists based on independently selected assumptions and historical data.

F-3	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Estimation of the Cost of Incurred Workers’ Compensation Claims

Description of the Matter
As discussed in Note 1 of the consolidated financial statements under “Workers’ Compensation Costs”, the Company provides workers’ compensation insurance, including ongoing health care and indemnity coverage, to its worksite employees whereby claims are paid over numerous years following the date of injury. Under the Company’s insurance program, the Company has financial responsibility for a significant portion of the workers’ compensation claims. Accordingly, the accrual related to incurred costs includes estimates that take into account the ongoing development of claims and therefore requires a significant level of judgment. The estimated accrued claims are based on (i) the loss development rate which is primarily based upon the nature of worksite employees’ job responsibilities, the location of worksite employees, the historical frequency and severity of workers’ compensation claims, (ii) an estimate of future cost trends, and (iii) discount rates which correspond to the weighted-average estimated claim payout period.

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

With the support of our actuarial specialists, we performed an independent assessment of the estimated cost of incurred workers’ compensation claims. Our audit procedures included, among others, assessing (i) the Company’s workers’ compensation reserve methodologies, (ii) signiﬁcant assumptions used to develop the loss development rate, as well as (iii) the historical accuracy of management’s estimates of the cost of incurred workers’ compensation claims. Our audit procedures included testing the completeness and accuracy of the underlying claims and payroll data provided to management’s third-party actuaries and reviewing the Company's insurance contracts to assess the Company's self-insured retentions, deductibles, and coverage limits. Furthermore, we involved our actuarial specialists to assist in our evaluation of the methodologies utilized by management‘s third-party actuaries in developing the reserves recorded by the Company. We compared the Company's reserved amount to a range developed by our actuarial specialists based on historical loss data and independently selected assumptions.

We have served as the Company’s auditor since 1991.

/s/	Ernst & Young LLP

Houston, Texas
February 10, 2022

F-4	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and	Senior Vice President of Finance
Chief Executive Officer	Chief Financial Officer and Treasurer

F-5	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Insperity, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 10, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Houston, Texas
February 10, 2022

F-6	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$575,812	$554,846
Restricted cash	46,929	45,522
Marketable securities	31,791	34,529
Accounts receivable, net	513,306	392,746
Prepaid insurance	11,285	10,164
Other current assets	53,312	39,461
Income taxes receivable	12,413	—
Total current assets	1,244,848	1,077,268
Property and equipment, net	210,723	216,256
Right-of-use “ROU” leased assets	62,830	60,663
Deposits and prepaid health insurance	201,927	203,231
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	4,892	9,603
Other assets	15,158	4,548
Total assets	$1,753,085	$1,584,276

Liabilities and stockholders’ equity
Accounts payable	$6,412	$6,203
Payroll taxes and other payroll deductions payable	467,892	377,960
Accrued worksite employee payroll cost	409,653	334,836
Accrued health insurance costs	50,001	32,685
Accrued workers’ compensation costs	50,534	48,186
Accrued corporate payroll and commissions	74,778	44,277
Other accrued liabilities	69,303	60,777
Total current liabilities	1,128,573	904,924
Accrued workers’ compensation costs, net of current	192,694	195,239
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	64,192	64,289
Other accrued liabilities, net of current	—	6,292
Total noncurrent liabilities	626,286	635,220
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock ($0.01 per share par value; 20,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 120,000 shares authorized; 55,489 shares issued and outstanding)	555	555
Additional paid-in capital	109,179	95,528
Treasury stock, at cost (17,159 and 17,236 shares held in treasury)	(665,089)	(626,984)
Accumulated other comprehensive income (loss), net of tax	(9)	5
Retained earnings	553,590	575,028
Total stockholders’ equity (deficit)	(1,774)	44,132
Total liabilities and stockholders’ equity	$1,753,085	$1,584,276
See accompanying notes.

F-7	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019

Revenues(1)	$4,973,070	$4,287,004	$4,314,804
Payroll taxes, benefits and workers’ compensation costs	4,152,968	3,480,150	3,581,870
Gross profit	820,102	806,854	732,934
Salaries, wages and payroll taxes	379,171	353,273	317,124
Stock-based compensation	40,623	60,145	23,993
Commissions	34,922	32,835	31,420
Advertising	29,097	21,556	21,603
General and administrative expenses	124,413	113,167	123,438
Depreciation and amortization	38,547	31,189	28,723
Total operating expenses	646,773	612,165	546,301
Operating income	173,329	194,689	186,633
Other income (expense):
Interest income	2,447	2,597	10,657
Interest expense	(7,458)	(8,016)	(7,647)
Income before income tax expense	168,318	189,270	189,643
Income tax expense	44,238	51,033	38,544
Net income	$124,080	$138,237	$151,099
Less distributed and undistributed earnings allocated to participating securities	(210)	(782)	(1,759)
Net income allocated to common shares	$123,870	$137,455	$149,340

Net income per share of common stock
Basic	$3.22	$3.57	$3.72
Diluted	$3.18	$3.54	$3.70
____________________________________
(1)Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019

Gross billings	$33,318,693	$28,168,611	$27,212,010
Less: WSEE payroll cost	28,345,623	23,881,607	22,897,206
Revenues	$4,973,070	$4,287,004	$4,314,804
See accompanying notes.

F-8	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2021	2020	2019

Net income	$124,080	$138,237	$151,099
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	(14)	(7)	21
Comprehensive income	$124,066	$138,230	$151,120
See accompanying notes.

F-9	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock Issued		Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2018	55,489	$555	$36,752	$(357,569)	$(9)	$397,947	$77,676
Purchase of treasury stock, at cost	—	—	—	(203,043)	—	—	(203,043)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,695)	8,646	—	(951)	—
Stock-based compensation expense	—	—	16,899	7,094	—	—	23,993
Other	—	—	2,185	770	—	—	2,955
Dividends paid	—	—	—	—	—	(48,622)	(48,622)
Unrealized gain on marketable securities, net of tax	—	—	—	—	21	—	21
Net income	—	—	—	—	—	151,099	151,099
Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$12	$499,473	$4,079
Purchase of treasury stock, at cost	—	—	—	(99,415)	—	—	(99,415)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,140)	7,953	—	(813)	—
Stock-based compensation expense	—	—	53,561	6,584	—	—	60,145
Other	—	—	966	1,996	—	—	2,962
Dividends paid	—	—	—	—	—	(61,869)	(61,869)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	138,237	138,237
Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$5	$575,028	$44,132
Purchase of treasury stock, at cost	—	—	—	(69,725)	—	—	(69,725)
Issuance of long-term incentive awards and dividend equivalents	—	—	(25,140)	26,479	—	(1,339)	—
Stock-based compensation expense	—	—	37,381	3,242	—	—	40,623
Exercise of stock options	—	—	(329)	569	—	—	240
Other	—	—	1,739	1,330	—	—	3,069
Dividends paid	—	—	—	—	—	(144,179)	(144,179)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	124,080	124,080
Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$(9)	$553,590	$(1,774)
See accompanying notes.

F-10	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019

Cash flows from operating activities
Net income	$124,080	$138,237	$151,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,547	31,189	28,723
Amortization of marketable securities	884	783	(486)
Stock-based compensation	40,623	60,145	23,993
Deferred income taxes	4,711	(5,647)	4,860
Changes in operating assets and liabilities:
Accounts receivable	(120,560)	73,033	(65,156)
Prepaid insurance	(1,121)	254	(2,007)
Other current assets	(13,851)	4,032	(15,772)
Other assets and ROU assets	4,356	15,725	9,722
Accounts payable	209	1,638	(6,057)
Payroll taxes and other payroll deductions payable	89,932	100,712	16,082
Accrued worksite employee payroll expense	74,817	(67,023)	71,880
Accrued health insurance costs	17,316	11,505	(13,973)
Accrued workers’ compensation costs	(197)	(3,052)	13,247
Accrued corporate payroll, commissions and other accrued liabilities	14,716	(20,763)	(6,386)
Income taxes payable/receivable	(14,307)	5,585	(4,616)
Total adjustments	136,075	208,116	54,054
Net cash provided by operating activities	260,155	346,353	205,153

Cash flows from investing activities
Marketable securities:
Purchases	(58,202)	(50,624)	(110,131)
Proceeds from maturities	60,045	49,635	108,380
Proceeds from dispositions	—	484	28,313
Property and equipment:
Purchases	(32,907)	(98,159)	(56,307)
Proceeds from dispositions	51	43	21
Net cash used in investing activities	(31,013)	(98,621)	(29,724)

Cash flows from financing activities
Purchase of treasury stock	(69,725)	(99,415)	(203,043)
Dividends paid	(144,179)	(61,869)	(48,622)
Borrowings under long-term debt agreement	—	100,000	125,000
Other	5,831	7,701	8,312
Net cash used in financing activities	(208,073)	(53,583)	(118,353)
Net increase in cash and cash equivalents	21,069	194,149	57,076
Cash, cash equivalents and restricted cash at beginning of year	786,699	592,550	535,474
Cash, cash equivalents and restricted cash at end of year	$807,768	$786,699	$592,550

F-11	2021 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
(in thousands)	2021	2020	2019

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$554,846	$367,342	$326,773
Restricted cash	45,522	49,295	42,227
Deposits - workers’ compensation	186,331	175,913	166,474
Cash, cash equivalents and restricted cash beginning of year	$786,699	$592,550	$535,474

Supplemental schedule of cash, cash equivalents and restricted cash
Cash and cash equivalents	$575,812	$554,846	$367,342
Restricted cash	46,929	45,522	49,295
Deposits - workers’ compensation	185,027	186,331	175,913
Cash, cash equivalents and restricted cash end of year	$807,768	$786,699	$592,550

Supplemental disclosures of cash flow information
Income taxes, net	$53,835	$51,097	$38,299
Cash paid for interest	7,268	8,977	7,421
ROU assets obtained in exchange for lease obligations	19,572	22,770	24,474
See accompanying notes.

F-12	2021 Form 10-K

Notes to the Consolidated Financial Statements

1.	Accounting Policies
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
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as Workforce Acceleration. We also offer a number of other business performance solutions, including Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services and Insurance Services, many of which are offered as a cloud-based software solution. These other products or services are offered separately or with our other solutions.
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
In addition to our assumption of employer status for our WSEEs, our PEO HR Outsourcing solutions also include other human resources functions for our clients to support the effective and efficient use of personnel in their business operations. To provide these functions, we maintain a significant staff of professionals trained in a wide variety of human resources functions, including employee training, employee recruiting, employee performance management, employee compensation and employer liability management. These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that we are providing appropriate and timely human capital management services.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized

F-13	2021 Form 10-K

Notes to the Consolidated Financial Statements
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
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Northeast	$1,390,156	$1,189,837	$1,135,771
Southeast	630,342	509,846	499,201
Central	867,914	761,905	743,514
Southwest	993,747	935,634	1,001,845
West	1,033,996	839,347	880,434
	4,916,155	4,236,569	4,260,765
Other revenue	56,915	50,435	54,039
Total revenue	$4,973,070	$4,287,004	$4,314,804

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
Concentrations of Credit Risk
Financial instruments that could potentially subject us to concentration of credit risk include accounts receivable and marketable securities.

F-14	2021 Form 10-K

Notes to the Consolidated Financial Statements
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
We account for marketable securities in accordance with ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2021 and 2020, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020

Land	$6,215	$6,215
Buildings and improvements	206,449	125,704
Computer hardware and software	136,346	129,213
Software development costs	112,433	100,762
Furniture, fixtures and other	51,552	48,516
Construction in progress(1)	—	84,668
	512,995	495,078
Accumulated depreciation and amortization	(302,272)	(278,822)
Property and equipment, net	$210,723	$216,256
____________________________________
(1)Construction in progress in 2020 was related to our corporate office expansion.

The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

	Useful Life

Buildings and improvements	5	—	30	years
Computer hardware and software	2	—	5	years
Software development costs	3	—	5	years
Furniture, fixtures and other	5	—	7	years

Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $10.9 million, $8.7 million and $7.8 million in amortization of capitalized computer software costs in 2021, 2020 and 2019, respectively. Unamortized software development costs were $35.4 million and $32.6 million at December 31, 2021 and 2020, respectively.
We periodically evaluate our long-lived assets for impairment in accordance with ASC 360-10, Property, Plant, and Equipment. ASC 360-10 requires that an impairment loss be recognized for assets to be disposed of or held-for-use when

F-15	2021 Form 10-K

Notes to the Consolidated Financial Statements
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
Leases
We determine if an arrangement is a lease at inception of a contract in accordance with ASU No. 2016-02, Leases (Topic 842) as well as the Financial Accounting Standards Board issued ASUs clarifying the lease guidance. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component related to our other operating facilities. Please read Note 11, “Leases,” for additional information.
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2021, 2020 or 2019.
At December 31, 2021 and 2020, we had an aggregate carrying amount of goodwill acquired of $21.2 million, which has been reduced by cumulative impairment charges of $8.5 million. Accordingly, our goodwill balance at December 31, 2021 and 2020 was $12.7 million.
Health Insurance Costs
We provide group health insurance coverage to our WSEEs in our PEO HR Outsourcing solutions through a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.
Approximately 87% of our costs related to health insurance coverage are provided under our policy with United. While the policy with United is a fully-insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for participant’s annual claim costs that exceed $1 million. Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
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

F-16	2021 Form 10-K

Notes to the Consolidated Financial Statements
in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million as of December 31, 2021, and is reported as a long-term asset. As of December 31, 2021, Plan Costs were more than the net premiums paid and owed to United by $22.0 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $31.0 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at December 31, 2021, were $12.6 million, which is also included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred included an increase of $4.9 million in 2021, a reduction of $0.2 million in 2020 and an increase of $2.3 million in 2019 for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2021, 2020 and 2019, we reduced accrued workers’ compensation costs by $41.7 million, $42.1 million and $31.7 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 0.6% in both 2021 and 2020) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in thousands)	2021	2020

Beginning balance	$240,761	$242,904
Accrued claims	48,097	42,639
Present value discount, net of accretion	(898)	740
Paid claims	(48,337)	(45,522)
Ending balance	$239,623	$240,761

Current portion of accrued claims	$46,929	$45,522
Long-term portion of accrued claims	192,694	195,239
Total accrued claims	$239,623	$240,761

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at December 31, 2021 and 2020 includes $3.6 million and $2.7 million, respectively, of workers’ compensation administrative fees.

F-17	2021 Form 10-K

Notes to the Consolidated Financial Statements
The undiscounted accrued workers’ compensation costs were $255.1 million as of December 31, 2021 and $257.9 million as of December 31, 2020.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2021, we received $35.1 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2021, we had restricted cash of $46.9 million and deposits of $185.0 million.
Our estimate of incurred claim costs expected to be paid within one year is included in current liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in noncurrent liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2021, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
We generally make annual grants of unrestricted stock under our stock-based incentive compensation plan to our non-employee directors, officers and other management but changed to restricted stock units for employees in 2020. Restricted stock and restricted stock unit grants to officers and other employees generally vest over a period of three years from the date of grant. Shares of restricted stock and restricted stock units are valued based on the fair value on date of grant and the associated expense, net of estimated forfeitures, is recognized over the requisite service period. Stock grants issued to non-employee directors are 100% vested on the grant date.
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
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, ranging from 3% to 6% of the employees’ eligible compensation in 2021 and up to 6% of the employees’ eligible compensation in 2020 and 2019. Matching contributions under the Corporate Plan are immediately vested. During 2021, 2020 and 2019, we made matching contributions on behalf of corporate employees to the Corporate Plan of $8.2 million, $12.6 million and $11.4 million, respectively, and is included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs

F-18	2021 Form 10-K

Notes to the Consolidated Financial Statements
ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2021, 2020 and 2019, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $244.1 million, $199.2 million and $198.2 million, respectively.
Advertising
We expense all advertising costs as incurred.
Income Taxes
We use the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. Please read Note 7, “Income Taxes,” for additional information.

2.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2021			2020
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$490,154	$—	$490,154	$503,221	$—	$503,221
Investments holdings	88,951	31,791	120,742	47,992	34,529	82,521
Cash in demand accounts	47,331	—	47,331	33,692	—	33,692
Outstanding checks	(50,624)	—	(50,624)	(30,059)	—	(30,059)
Total	$575,812	$31,791	$607,603	$554,846	$34,529	$589,375

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash balance as of December 31, 2021 and December 31, 2020, are $424.8 million and $342.0 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $20.1 million and $35.3 million, respectively, in client prepayments.

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
•Level 3 - significant unobservable inputs

F-19	2021 Form 10-K

Notes to the Consolidated Financial Statements
Fair Value of Instruments Measured and Recognized at Fair Value
The following tables summarize the levels of fair value measurements of our financial assets:

	December 31, 2021			December 31, 2020
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$579,105	$579,105	$—	$551,213	$551,213	$—
U.S. Treasury bills	5,782	5,782	—	10,531	10,531	—
Municipal bonds	26,009	—	26,009	23,998	—	23,998
Total	$610,896	$584,887	$26,009	$585,742	$561,744	$23,998

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2021
U.S. Treasury bills	$5,783	$—	$(1)	$5,782
Municipal bonds	26,017	—	(8)	26,009

December 31, 2020
U.S. Treasury bills	$10,530	$1	$—	$10,531
Municipal bonds	23,994	8	(4)	23,998

As of December 31, 2021, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.
At December 31, 2021, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, "Long-Term Debt," for additional information.

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in thousands)	2021	2020

Trade, net	$10,522	$6,559
Unbilled	490,533	380,819
Other	12,251	5,368
Accounts receivable, net	$513,306	$392,746

Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.0 million in both December 31, 2021 and 2020. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.

F-20	2021 Form 10-K

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

	December 31,
(in thousands)	2021	2020

Accrued worksite employee payroll cost	$409,653	$334,836
Unbilled revenues	100,934	81,311
Client prepayments	(20,054)	(35,328)
Unbilled accounts receivable	$490,533	$380,819

5.	Deposits and prepaid health insurance
Deposits and prepaid health insurance consisted of the following:

	December 31,
(in thousands)	2021	2020

Prepaid health insurance	$9,000	$9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	185,027	186,331
Deposits and prepaid health insurance	$201,927	$203,231

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as deposits and prepaid health insurance. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs and workers’ compensation costs.

6.	Long-Term Debt
We have a $500 million revolving credit facility (the “Facility”) which is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Borrowings may be increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. In addition, as of December 31, 2021, we had an outstanding $1.0 million letter of credit issued under the Facility. As of December 31, 2021, our outstanding balance on the Facility was $369.4 million and is due when the Facility matures on September 13, 2024.
Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25%. The average interest rate during 2021 was 1.9%. Interest expense and unused commitment fees are recorded in other income (expense). Following early opt-in by us or our lenders or such other time as LIBOR rates have permanently or indefinitely ceased to be published by the regulatory supervisory authority of LIBOR, then LIBOR will be replaced by a rate per annum equal to the secured overnight financing rate published by the Federal Reserve Bank of New York or such other benchmark as determined in accordance with the Credit Agreement.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business,

F-21	2021 Form 10-K

Notes to the Consolidated Financial Statements
make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2021.

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2021	2020

Deferred tax liabilities
Prepaid assets	$(4,665)	$(4,207)
Depreciation	(8,210)	(4,941)
Software development costs	(11,140)	(8,230)
Tenant improvements	(3,517)	(3,702)
Right-of-use leased assets	(18,205)	(17,322)
Intangibles	(1,946)	(1,444)
Total deferred tax liabilities	(47,683)	(39,846)

Deferred tax assets
Accrued incentive compensation	11,117	5,092
Net operating loss carryforward	487	558
Workers’ compensation accruals	6,592	6,310
Accrued rent	1,858	1,553
Stock-based compensation	8,886	11,383
Operating lease liabilities	21,722	21,024
Minority investment impairment	681	676
Cares act deferral	1,626	3,235
Other	287	294
Total deferred tax assets	53,256	50,125
Valuation allowance	(681)	(676)
Total net deferred tax assets	52,575	49,449

Net deferred tax assets	$4,892	$9,603

F-22	2021 Form 10-K

Notes to the Consolidated Financial Statements
The components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Current income tax expense
Federal	$30,887	$45,558	$27,385
State	8,640	11,122	6,299
Total current income tax expense	39,527	56,680	33,684

Deferred income tax (benefit) expense
Federal	4,562	(4,678)	4,016
State	149	(969)	844
Total deferred income tax (benefit) expense	4,711	(5,647)	4,860
Total income tax expense	$44,238	$51,033	$38,544

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Expected income tax expense at 21%	$35,347	$39,747	$39,825
State income taxes, net of federal benefit	6,974	7,818	5,821
Nondeductible expenses	7,362	3,641	5,959
Equity compensation, net	(4,427)	1,335	(12,120)
Research and development credit	(1,018)	(1,479)	(1,069)
Other, net	—	(29)	128
Reported total income tax expense	$44,238	$51,033	$38,544

At December 31, 2021, we have net operating loss carryforwards totaling $1.9 million that expire from 2024 to 2030 related to an acquisition that occurred in 2010.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, 2020 and 2019, we made no provisions for interest or penalties related to uncertain tax positions. The tax years 2018 through 2020 remain open to examination by the Internal Revenue Service of the United States. The tax years 2017 through 2020 remain open to examination by various state tax authorities.

8.	Stockholders’ Equity (Deficit)
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. We repurchased 424,509 shares under the Repurchase Program during 2021. In addition, 291,129 shares were withheld during 2021 to satisfy minimum tax withholding obligations for the vesting of long-term incentive, restricted stock awards and restricted stock units, which are not subject to the Repurchase Program. In 2021, the Board authorized an increase of 1 million shares that may be repurchased under the Repurchase Program. During 2020, we repurchased 1,285,696 shares under the Repurchase Program and 151,332 shares were withheld to satisfy minimum tax withholding obligations for the vesting of long-term incentive and restricted stock awards. At December 31, 2021, we were authorized to repurchase an additional 1,703,628 shares under the Repurchase Program. Shares repurchased under the Repurchase Program are recorded in treasury.

F-23	2021 Form 10-K

Notes to the Consolidated Financial Statements
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2021		2020

First quarter	$0.40		$0.40
Second quarter	0.45		0.40
Third quarter	0.45		0.40
Fourth quarter	2.45	(1)	0.40
____________________________________
(1)Includes a $2.00 per share special dividend.

During 2021 and 2020, we paid a total of $144.2 million and $61.9 million, respectively, in dividends. The dividends paid in 2021, includes a special dividend of $76.7 million.
Preferred Stock
At December 31, 2021, 20 million shares of preferred stock were authorized.

9.	Incentive Plans
The Insperity, Inc. 2012 Incentive Plan, as amended, provides for options and other stock-based awards that have been and may be granted to eligible employees and non-employee directors of Insperity or its subsidiaries. The 2012 Incentive Plan permits stock options, including nonqualified stock options and options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, stock awards, phantom stock awards, stock appreciation rights, performance units, and other stock-based awards and cash awards, all of which may or may not be subject to the achievement of one or more performance objectives. The purpose of the 2012 Incentive Plan generally is to retain and attract persons of training, experience and ability to serve as employees of Insperity and its subsidiaries and to serve as non-employee directors of Insperity, to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of Insperity and its subsidiaries.
The 2012 Incentive Plan is administered by the Compensation Committee of the Board (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the 2012 Incentive Plan. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the 2012 Incentive Plan is necessary only when required by applicable law or stock exchange rules. Assuming all outstanding awards are paid at max, at December 31, 2021, 1,511,140 shares of common stock were available for future grants under the 2012 Incentive Plan.
We also maintain the Insperity, Inc. Long-Term Incentive Plan (“LTIP”) under the 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2019, 2020 and 2021.
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

F-24	2021 Form 10-K

Notes to the Consolidated Financial Statements
Stock-based compensation expense and other disclosures for stock-based awards follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Stock-based compensation expense recognized	$40,623	$60,145	$23,993
Income tax benefit realized from stock-based compensation expense	10,677	16,217	4,871

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
Following is a summary of time-based RSAs and time-based RSUs award activity for 2021:

	Total Awards (in thousands)	Weighted Average Grant Date Fair Value

Non-vested - December 31, 2020	636	$78.04
Granted	430	88.84
Vested	(332)	80.06
Canceled	(21)	89.50
Non-vested - December 31, 2021	713	$82.61

Additional disclosures for time-based RSAs and time-based RSUs:

	Year Ended December 31,
	2021	2020	2019

Weighted average grant date fair value of awards granted	$88.84	$66.32	$124.04
Fair value of awards vested during the year (in millions)	28.7	18.1	39.7

As of December 31, 2021, unrecognized compensation expense associated with the unvested RSAs and RSUs outstanding was $26.8 million and is expected to be recognized over a weighted average period of 20 months.
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

F-25	2021 Form 10-K

Notes to the Consolidated Financial Statements
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2021:

	Number of Performance Units (in thousands)	Weighted Average Grant Date Fair Value

Unvested at December 31, 2020	270	$89.40
Granted	83	96.05
Vested	(98)	81.51
Canceled	(17)	106.44
Unvested at December 31, 2021	238	$9,378.00

The determination of achievement results and corresponding vesting of the 2018 LTIP awards occurred in February 2021 resulting in the recipients receiving approximately 174,000 shares of common stock with a fair value $15.8 million. As of December 31, 2021, we estimate that approximately 18,000, 101,000 and 96,000 shares will vest with $0.1 million, $1.4 million and $4.7 million in unamortized compensation expense related to the 2019, 2020 and 2021 LTIP grants, respectively.
Performance-Based Restricted Stock Units
During 2020, we granted performance-based RSUs (“pRSU”) under the 2012 Incentive Plan to our named executive officers and certain other management. The pRSUs were performance-based short-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. Each pRSU represented the right to receive common shares at a future date based on our performance against specified targets. The ultimate number of shares issued and the related compensation cost recognized was based on a comparison of the final performance metrics to the specified targets, which ranged from 0% to 300% of the targeted amounts. The pRSUs had a vesting schedule of less than one year and compensation expense was recognized based on the number of common shares expected to be issued and the market price per common share on the date of grant. Over the performance period, the number of shares expected to be issued was adjusted upward or downward based upon the probability of achievement of the performance targets. The determination of achievement results and corresponding vesting of the pRSU awards occurred in February 2021 resulting in the recipients receiving approximately 385,000 shares of common stock with a fair value $34.4 million. No pRSUs were outstanding as of December 31, 2021.
Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount from the stock price at the end of the offering period. The ESPP is a non-compensatory plan under generally accepted accounting principles of stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 36,000, 57,000 and 29,000 shares were issued from treasury under the ESPP during fiscal years 2021, 2020 and 2019, respectively.

10.	Net Income Per Share
We utilize the two-class method to compute net income per share. The two-class method allocates a portion of net income to participating securities, which includes unvested awards of share-based payments with non-forfeitable rights to receive dividends. Net income allocated to unvested share-based payments is excluded from net income allocated to common shares. Any undistributed losses resulting from dividends exceeding net income are not allocated to participating securities. Basic net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based RSUs and outstanding stock options.

F-26	2021 Form 10-K

Notes to the Consolidated Financial Statements
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Net income	$124,080	$138,237	$151,099
Less distributed and undistributed earnings allocated to participating securities	(210)	(782)	(1,759)
Net income allocated to common shares	$123,870	$137,455	$149,340

Weighted average common shares outstanding	38,431	38,503	40,186
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	471	317	166
Adjusted weighted average common shares outstanding	38,902	38,820	40,352

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	133	—

11.	Leases
We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for 2021, 2020 and 2019 were $18.2 million, $17.3 million and $15.9 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Operations. During 2021, cash paid for amounts included in the measurement of operating lease liabilities was $20.3 million.

F-27	2021 Form 10-K

Notes to the Consolidated Financial Statements
The following table presents the lease balances within our Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Consolidated Balance Sheets	December 31, 2021

Operating lease ROU assets	Right-of-use leased assets	$62,830

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	19,206
Long-term operating lease liabilities	Operating lease liabilities, net of current	64,192
Total operating lease liabilities		83,398
Less:
Landlord funded tenant improvements		13,460
Deferred rent		7,108
Operating lease ROU assets		$62,830

Weighted average remaining lease term (years)		5
Weighted average discount rate		3.5%

The following presents the maturity of our operating leases liabilities as of December 31, 2021:

(in thousands)	Operating Leases

2022	$21,730
2023	19,033
2024	16,026
2025	12,304
2026	9,130
Thereafter	12,643
Total remaining obligation	90,866
Less imputed interest	7,468
Present value of lease liabilities	$83,398

As of December 31, 2021, we have additional operating leases that have not yet commenced of $1.6 million with lease terms of 5 years.

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2021, future purchase and service obligations greater than $100,000 and one year were as follows (in thousands):

2022	$30,162
2023	19,170
2024	13,296
2025	7,463
2026	400
Thereafter	—
Total obligations	$70,491
Securities Class Action Lawsuit
In July 2020, a federal securities class action was filed against us and certain of our officers in the United States District Court for the Southern District of New York. The name of the case is Building Trades Pension Fund of Western Pennsylvania v. Insperity, Inc. et al., Case No. 1:20-cv-05635-NRB. On October 23, 2020, the court issued an order

F-28	2021 Form 10-K

Notes to the Consolidated Financial Statements
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

F-29	2021 Form 10-K