Form 10-Q
period 2022-03-31
INSPERITY, INC.
filed 2022-04-26
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐  No ☒

As of April 19, 2022, 38,307,974 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

FORWARD LOOKING STATEMENTS
The statements contained herein that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify such forward-looking statements by the words “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “likely,” “possibly,” “probably,” “could,” “goal,” “opportunity,” “objective,” “target,” “assume,” “outlook,” “guidance,” “predicts,” “appears,” “indicator” and similar expressions. Forward-looking statements involve a number of risks and uncertainties. In the normal course of business, in an effort to help keep our stockholders and the public informed about our operations, from time to time, we may issue such forward-looking statements, either orally or in writing. Generally, these statements relate to business plans or strategies; projected or anticipated benefits or other consequences of such plans or strategies; or projections involving anticipated revenues, earnings, average number of worksite employees (“WSEEs”), benefits and workers’ compensation costs, or other operating results. We base the forward-looking statements on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Therefore, the actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are:
•adverse economic conditions;
•impact of the COVID-19 pandemic, or other future pandemics, including the scope, severity and duration of the pandemic; government responses; regulatory developments; and the related disruptions and economic impact to our business and the small and medium-sized businesses that we serve;
•labor shortages and increasing competition for highly skilled workers;
•impact of inflation;
•vulnerability to regional economic factors because of our geographic market concentration;
•failure to comply with covenants under our credit facility;
•our liability for WSEE payroll, payroll taxes and benefits costs, or other liabilities associated with actions of our client companies or WSEEs;
•increases in health insurance costs and workers’ compensation rates and underlying claims trends, health care reform, financial solvency of workers’ compensation carriers, other insurers or financial institutions, state unemployment tax rates, liabilities for employee and client actions or payroll-related claims;
•an adverse determination regarding our status as the employer of our WSEEs for tax and benefit purposes and an inability to offer alternative benefit plans following such a determination;
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
•the impact of the competitive environment and other developments in the human resources services industry, including the professional employer organization (or PEO) industry, on our growth and/or profitability;
•an adverse final judgment or settlement of claims against Insperity;
•disruptions of our information technology systems or failure to enhance our service and technology offerings to address new regulations or client expectations;
•our liability or damage to our reputation relating to disclosure of sensitive or private information as a result of data theft, cyberattacks or security vulnerabilities;

Insperity | 2022 First Quarter Form 10-Q	4

FORWARD LOOKING STATEMENTS
•failure of third-party providers, data centers or cloud service providers; and
•our ability to integrate or realize expected returns on our acquisitions.
These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Any forward-looking statements are made only as of the date hereof and, unless otherwise required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Insperity | 2022 First Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$576,654	$575,812
Restricted cash	49,429	46,929
Marketable securities	32,610	31,791
Accounts receivable, net	670,223	513,306
Prepaid insurance	22,716	11,285
Other current assets	80,282	53,312
Income taxes receivable	—	12,413
Total current assets	1,431,914	1,244,848
Property and equipment, net of accumulated depreciation	205,064	210,723
Right-of-use (“ROU”) leased assets	61,629	62,830
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	190,756	185,027
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	—	4,892
Other assets	21,107	15,158
Total assets	$1,940,077	$1,753,085
Liabilities and stockholders' equity
Accounts payable	$7,826	$6,412
Payroll taxes and other payroll deductions payable	384,767	467,892
Accrued worksite employee payroll cost	645,623	409,653
Accrued health insurance costs	61,399	50,001
Accrued workers’ compensation costs	53,290	50,534
Accrued corporate payroll and commissions	43,279	74,778
Other accrued liabilities	86,627	69,303
Income taxes payable	3,784	—
Total current liabilities	1,286,595	1,128,573
Accrued workers’ compensation cost, net of current	182,888	192,694
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	62,119	64,192
Deferred income taxes, net	5,114	—
Total noncurrent liabilities	619,521	626,286
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	110,053	109,179
Treasury stock, at cost	(681,625)	(665,089)
Retained earnings	604,978	553,581
Total stockholders’ equity (deficit)	33,961	(1,774)
Total liabilities and stockholders’ equity	$1,940,077	$1,753,085
See accompanying notes.

Insperity | 2022 First Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021

Revenues(1)	$1,577,837	$1,286,835
Payroll taxes, benefits and workers’ compensation costs	1,292,063	1,035,390
Gross profit	285,774	251,445
Salaries, wages and payroll taxes	107,439	103,075
Stock-based compensation	9,846	11,822
Commissions	10,310	7,719
Advertising	8,595	5,322
General and administrative expenses	41,005	31,636
Depreciation and amortization	10,184	8,047
Total operating expenses	187,379	167,621
Operating income	98,395	83,824
Other income (expense):
Interest income	148	543
Interest expense	(1,925)	(1,599)
Income before income tax expense	96,618	82,768
Income tax expense	26,734	20,846
Net income	$69,884	$61,922
Less distributed and undistributed earnings allocated to participating securities	(47)	(197)
Net income allocated to common shares	$69,837	$61,725

Net income per share of common stock
Basic	$1.82	$1.62
Diluted	$1.80	$1.59
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021

Gross billings	$10,357,905	$8,050,422
Less: WSEE payroll cost	8,780,068	6,763,587
Revenues	$1,577,837	$1,286,835
See accompanying notes.

Insperity | 2022 First Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2022	2021

Cash flows from operating activities
Net income	$69,884	$61,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,184	8,047
Stock-based compensation	9,846	11,822
Deferred income taxes	10,006	22,946
Changes in operating assets and liabilities:
Accounts receivable	(156,917)	(168,498)
Prepaid insurance	(11,431)	(47,506)
Other current assets	(26,970)	(14,257)
Other assets and ROU assets	(1,588)	1,508
Accounts payable	1,414	(362)
Payroll taxes and other payroll deductions payable	(83,125)	(67,441)
Accrued worksite employee payroll expense	235,970	168,498
Accrued health insurance costs	11,398	39,451
Accrued workers’ compensation costs	(7,050)	(3,393)
Accrued corporate payroll, commissions and other accrued liabilities	(18,971)	(5,421)
Income taxes payable/receivable	16,197	(5,345)
Total adjustments	(11,037)	(59,951)
Net cash provided by operating activities	58,847	1,971

Cash flows from investing activities
Marketable securities:
Purchases	(6,964)	(10,585)
Proceeds from maturities	5,760	10,580
Property and equipment:
Purchases	(4,686)	(12,072)
Net cash used in investing activities	(5,890)	(12,077)

Cash flows from financing activities
Purchase of treasury stock	(27,441)	(29,686)
Dividends paid	(17,244)	(15,461)
Other	799	2,751
Net cash used in financing activities	(43,886)	(42,396)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,071	(52,502)
Cash, cash equivalents and restricted cash beginning of period	807,768	786,699
Cash, cash equivalents and restricted cash end of period	$816,839	$734,197

Insperity | 2022 First Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Three Months Ended March 31,
(in thousands)	2022	2021

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$575,812	$554,846
Restricted cash	46,929	45,522
Deposits – workers’ compensation	185,027	186,331
Cash, cash equivalents and restricted cash beginning of period	$807,768	$786,699

Cash and cash equivalents	$576,654	$494,777
Restricted cash	49,429	46,353
Deposits – workers’ compensation	190,756	193,067
Cash, cash equivalents and restricted cash end of period	$816,839	$734,197

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$775	$12,104
See accompanying notes.

Insperity | 2022 First Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2022 and 2021

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$553,581	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(27,441)	—	(27,441)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9,214)	10,365	(1,151)	—
Stock-based compensation expense	—	—	9,575	271	—	9,846
Other	—	—	513	269	—	782
Dividends paid	—	—	—	—	(17,244)	(17,244)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(92)	(92)
Net income	—	—	—	—	69,884	69,884
Balance at March 31, 2022	55,489	$555	$110,053	$(681,625)	$604,978	$33,961

Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$575,033	$44,132
Purchase of treasury stock, at cost	—	—	—	(29,686)	—	(29,686)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25,085)	26,421	(1,336)	—
Stock-based compensation expense	—	—	10,851	971	—	11,822
Exercise of stock options	—	—	(329)	569	—	240
Other	—	—	364	318	—	682
Dividends paid	—	—	—	—	(15,461)	(15,461)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	(7)
Net income	—	—	—	—	61,922	61,922
Balance at March 31, 2021	55,489	$555	$81,329	$(628,391)	$620,151	$73,644

Insperity | 2022 First Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Workforce AccelerationTM solution. We also offer a number of other business performance solutions, including Performance Management, Organizational Planning, Recruiting Services, Employment Screening, Retirement Services, and Insurance Services, many of which are offered as a cloud-based software solution. These other products or services are offered separately or with our other solutions.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2021. Our Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at March 31, 2022 and our Consolidated Statements of Operations for the three month periods ended March 31, 2022 and 2021, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021 and our Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2022 and 2021, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the 2022 presentation.
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

Insperity | 2022 First Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at March 31, 2022, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of March 31, 2022, Plan Costs were less than the net premiums paid and owed to United by $13.3 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $4.3 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2022 were $55.0 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2022 included an increase of $0.8 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first three months of 2021 included an increase of $5.5 million for changes in estimated run-off related to prior periods.
Workers’ Compensation Costs
Our workers’ compensation coverage for our WSEEs in our PEO HR Outsourcing solutions is provided through an arrangement with the Chubb Group of Insurance Companies or its predecessors (the “Chubb Program”). The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Chubb bears the financial responsibility for all claims in excess of these levels. Effective for claims incurred on or after October 1, 2019, we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2022 and 2021, we reduced accrued workers’ compensation costs by $14.9 million and $13.2 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2022 period was 1.5% and in the 2021 period was 0.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2022 First Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
(in thousands)	2022	2021

Beginning balance, January 1,	$239,623	$240,761
Accrued claims	8,373	9,616
Present value discount, net of accretion	(1,309)	(442)
Paid claims	(14,370)	(13,246)
Ending balance	$232,317	$236,689

Current portion of accrued claims	$49,429	$46,353
Long-term portion of accrued claims	182,888	190,336
Total accrued claims	$232,317	$236,689
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at March 31, 2022 includes $3.9 million of workers’ compensation administrative fees.
As of March 31, 2022 and 2021, the undiscounted accrued workers’ compensation costs were $248.0 million and $253.2 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At March 31, 2022, we had restricted cash of $49.4 million and deposits – workers’ compensation of $190.8 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $655.3 million and $490.5 million at March 31, 2022 and December 31, 2021, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2022 First Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	% Change

Northeast	$449,925	$373,629	20.4%
Southeast	202,201	156,260	29.4%
Central	271,310	225,700	20.2%
Southwest	308,838	256,979	20.2%
West	330,771	261,354	26.6%
	1,563,045	1,273,922	22.7%
Other revenue	14,792	12,913	14.6%
Total revenue	$1,577,837	$1,286,835	22.6%

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2022			December 31, 2021
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$566,030	$—	$566,030	$490,154	$—	$490,154
Investment holdings	13,066	32,610	45,676	88,951	31,791	120,742
Cash in demand accounts	26,736	—	26,736	47,331	—	47,331
Outstanding checks	(29,178)	—	(29,178)	(50,624)	—	(50,624)
Total	$576,654	$32,610	$609,264	$575,812	$31,791	$607,603
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at March 31, 2022 and December 31, 2021 included $338.3 million and $424.8 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $117.8 million and $20.1 million, respectively, in client prepayments.

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
•Level 3 - significant unobservable inputs

Insperity | 2022 First Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	March 31, 2022			December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$579,096	$579,096	$—	$579,105	$579,105	$—
U.S. Treasury bills	6,856	6,856	—	5,782	5,782	—
Municipal bonds	25,754	—	25,754	26,009	—	26,009
Total	$611,706	$585,952	$25,754	$610,896	$584,887	$26,009

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2022
U.S. Treasury bills	$6,874	$—	$(18)	$6,856
Municipal bonds	25,837	—	(83)	25,754

December 31, 2021
U.S. Treasury bills	$5,783	$—	$(1)	$5,782
Municipal bonds	26,017	—	(8)	26,009
As of March 31, 2022, the contractual maturities of the marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of March 31, 2022, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with borrowing capacity of up to $500 million. The Facility may be further increased to $550 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. At March 31, 2022, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $129.6 million.

Insperity | 2022 First Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Facility matures on September 13, 2024. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (1) in the case of LIBOR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the 30-day LIBOR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the three month period ended March 31, 2022 was 1.9%. Interest expense and unused commitment fees are recorded in other income (expense). Following early opt-in by us or our lenders or such other time as LIBOR rates have permanently or indefinitely ceased to be published by the regulatory supervisory authority of LIBOR, then LIBOR will be replaced by a rate per annum equal to the secured overnight financing rate published by the Federal Reserve Bank of New York or such other benchmark as determined in accordance with the Credit Agreement.
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2022.

6.	Stockholders' Equity
During the first three months of 2022, we repurchased or withheld an aggregate of 308,057 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2022, 209,841 shares were repurchased under the Repurchase Program. As of March 31, 2022, we were authorized to repurchase an additional 1,493,787 shares under the Repurchase Program.
Withheld Shares
During the three months ended March 31, 2022, we withheld 98,216 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2022	2021

First quarter	$0.45	$0.40
During the three months ended March 31, 2022 and 2021, we paid dividends totaling $17.2 million and $15.5 million, respectively.

Insperity | 2022 First Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Net Income Per Share
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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income	$69,884	$61,922
Less distributed and undistributed earnings allocated to participating securities	(47)	(197)
Net income allocated to common shares	$69,837	$61,725

Weighted average common shares outstanding	38,288	38,216
Incremental shares from assumed time-vested and performance-based RSU awards	405	623
Adjusted weighted average common shares outstanding	38,693	38,839

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	25	—

8.	Commitments and Contingencies
Securities Class Action Lawsuit
In July 2020, a federal securities class action was filed against us and certain of our officers in the United States District Court for the Southern District of New York. The name of the case is Building Trades Pension Fund of Western Pennsylvania v. Insperity, Inc. et al., Case No. 1:20-cv-05635-NRB. On October 23, 2020, the court issued an order appointing Oakland County Employees’ Retirement System and Oakland County Voluntary Employees’ Beneficiary Association Trust as lead plaintiff (“Lead Plaintiff”). On December 22, 2020, the Lead Plaintiff filed its consolidated complaint alleging that we made materially false and misleading statements regarding our business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief, and such other relief that may be deemed proper. On April 26, 2021, the defendants moved to dismiss the consolidated complaint with prejudice. The Lead Plaintiff filed its opposition to the motion to dismiss on June 10, 2021, and the defendants filed their reply in support of the motion to dismiss on July 12, 2021. On March 15, 2022, the court granted the defendants’ motion to dismiss with prejudice and the deadline to appeal has passed.
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

Insperity | 2022 First Quarter Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in significant changes in U.S. economic activity and to the workplace in general. While uncertainties continue regarding the pandemic, including its duration, future variants, and its longer-term impacts, we believe that we are positioned to continue to adjust our business plans and workforce practices as conditions change. In response to the pandemic’s impact on the workplace, we implemented flexible remote working arrangements for our employees. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, loans and loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients with the impacts of the pandemic include additional benefits support; remote workforce transition; monitoring and educating on regulatory changes, including vaccine mandates; return to the workplace; and workplace safety.
In the first quarter of 2022 (“Q1 2022”), the average number of WSEEs paid per month increased 19.5% year-over-year as the Q1 2022 increase in WSEEs paid at existing clients combined with WSEEs paid from new sales and client retention all exceeded the first quarter of 2021 (“Q1 2021”) levels. We expect the average number of paid WSEEs per month to increase between 18% and 19% in the second quarter of 2022 as compared to the second quarter of 2021, which, if achieved, would equate to the average number of paid WSEEs per month growing 3% to 4% sequentially from the first quarter of 2022.
We experienced a 7.4% increase in the year-over-year benefits costs per covered employee during Q1 2022 as compared to Q1 2021. During Q1 2021, we experienced a 1.8% increase in the year-over-year benefits costs per covered employee as compared to Q1 2020. During 2022 and possibly beyond 2022, benefits costs are expected to continue to be affected by the dynamics of the pandemic, including the impact on healthcare utilization and incremental COVID-19 testing, vaccination and treatment costs. This may result in a higher level of healthcare claims costs than our historical claim cost trends. While we have experienced a reduced frequency in workers’ compensation claims during the COVID-19 pandemic, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain.
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, impacts of changes in or variants of the COVID-19 virus, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the speed and effectiveness of responses to combat the virus, including the development, availability and acceptance of therapeutics and vaccines. See Item 1A. “Risk Factors” included in Part I of our Annual Report on Form 10-K for teh year ended December 31, 2021.

Insperity | 2022 First Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 Highlights
First Quarter 2022 Compared to First Quarter 2021
•Average number of WSEEs paid per month increased 19.5%
•Net income and diluted earnings per share (“diluted EPS”) increased 12.9% and 13.2% to $69.9 million and $1.80, respectively
•Adjusted EPS increased 9.3% to $1.99
•Adjusted EBITDA increased 13.8% to $118.6 million
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended March 31,
	2022	2021	% Change

Financial data:
Revenues	$1,577,837	$1,286,835	22.6%
Gross profit	285,774	251,445	13.7%
Operating expenses	187,379	167,621	11.8%
Operating income	98,395	83,824	17.4%
Other expense	(1,777)	(1,056)	68.3%
Net income	69,884	61,922	12.9%
Diluted EPS	1.80	1.59	13.2%

Non-GAAP financial measures(1):
Adjusted net income	$77,006	$70,766	8.8%
Adjusted EBITDA	118,573	104,236	13.8%
Adjusted EPS	1.99	1.82	9.3%

Average WSEEs paid	278,660	233,170	19.5%

Statistical data (per WSEE per month):
Revenues(2)	$1,887	$1,840	2.6%
Gross profit	342	359	(4.7)%
Operating expenses	224	240	(6.7)%
Operating income	118	120	(1.7)%
Net income	84	89	(5.6)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended March 31,
(per WSEE per month)	2022	2021
Gross billings	$12,390	$11,509
Less: WSEE payroll cost	10,503	9,669
Revenues	$1,887	$1,840

Insperity | 2022 First Quarter Form 10-Q	19

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

•During Q1 2022, WSEEs paid increased 19.5% compared to Q1 2021. The number of WSEEs paid from new client sales, the net gain (loss) in our client base and client retention all improved compared to Q1 2021.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2022 First Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted EBITDA and Year-over-Year Growth Percentage (in thousands)

Adjusted EPS and Year-over-Year Growth Percentage (amounts per share)
Revenues
Our PEO HR Outsourcing solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of our WSEEs and (2) a monthly markup component.
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

Insperity | 2022 First Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
First Quarter 2022 Compared to First Quarter 2021
Our revenues for Q1 2022 were $1.6 billion, an increase of 22.6%, primarily due to the following:
•Average WSEEs paid increased 19.5%.
•Revenues per WSEE per month increased 2.6%, or $47.
We provide our PEO HR Outsourcing solutions to small and medium-sized businesses throughout the United States. Our PEO HR Outsourcing solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)

________________________________________________________
(1)The Southwest region includes Texas.

Insperity | 2022 First Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The percentage of total PEO HR Outsourcing solutions revenue in our significant markets includes the following:
Significant Markets

We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 23.1% during Q1 2022 compared to Q1 2021, representing approximately 24.0% and 23.3% of our total average paid WSEEs during Q1 2022 and Q1 2021, respectively.
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

Insperity | 2022 First Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

First Quarter 2022 Compared to First Quarter 2021
Gross profit for Q1 2022 increased 13.7% to $285.8 million compared to $251.4 million in Q1 2021. Gross profit per WSEE per month for Q1 2022 decreased $17 to $342 compared to $359 in Q1 2021 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $47 due to higher average pricing.
The net decrease in direct costs between Q1 2022 and Q1 2021 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $6.4 million as discussed below. The $64 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:

Insperity | 2022 First Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Benefits costs
•The cost of group health insurance and related employee benefits increased $35 per WSEE per month and increased 7.4% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 66.3% in Q1 2022 compared to 67.8% in Q1 2021.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $0.8 million, or $1 per WSEE per month, in Q1 2022 compared to an increase in costs of $5.5 million, or $8 per WSEE per month, in Q1 2021.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs decreased 3.4%, or $4 per WSEE per month, in Q1 2022 compared to Q1 2021 on a 27.2% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.20% in Q1 2022 and 0.26% Q1 2021.
•We recorded a reduction in workers’ compensation costs of $14.9 million, or 0.22% of non-bonus payroll costs, in Q1 2022 compared to a reduction of $13.2 million, or 0.25% of non-bonus payroll costs, in Q1 2021, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 25.4% on a 29.8% increase in payroll costs, or $37 per WSEE per month, primarily due to the non-recurrence of the Q1 2021 collection of a $5.5 million federal payroll tax refund related to a prior year.
•Payroll taxes as a percentage of payroll costs decreased to 7.5% in Q1 2022 compared to 7.8% Q1 2021.
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
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services
◦administrative costs, such as postage, printing and supplies

Insperity | 2022 First Quarter Form 10-Q	25

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
First Quarter 2022 Compared to First Quarter 2021
The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,
				per WSEE
(in thousands, except per WSEE)	2022	2021	% Change	2022	2021	% Change

Salaries	$107,439	$103,075	4.2%	$129	$147	(12.2)%
Stock-based compensation	9,846	11,822	(16.7)%	12	17	(29.4)%
Commissions	10,310	7,719	33.6%	12	11	9.1%
Advertising	8,595	5,322	61.5%	10	8	25.0%
General and administrative	41,005	31,636	29.6%	49	45	8.9%
Depreciation and amortization	10,184	8,047	26.6%	12	12	—
Total operating expenses	$187,379	$167,621	11.8%	$224	$240	(6.7)%
Operating expenses for Q1 2022 increased 11.8% to $187.4 million compared to $167.6 million in Q1 2021. Operating expenses per WSEE per month for Q1 2022 decreased 6.7% to $224 compared to $240 in Q1 2021.
•Salaries of corporate and sales staff for Q1 2022 increased 4.2% to $107.4 million, but decreased $18 on a per WSEE per month basis, compared to Q1 2021, on the 19.5% increase in WSEEs paid per month.
•Stock-based compensation expense for Q1 2022 decreased 16.7% to $9.8 million, or $5 per WSEE per month, compared to Q1 2021. The decrease was primarily due to the non-recurrence of stock-based compensation expense related to our 2020 short-term performance based awards that vested in Q1 2021.
•Commissions expense for Q1 2022 increased 33.6% to $10.3 million, or $1 per WSEE per month, compared to Q1 2021. The increase was primarily due to commissions associated with our PEO HR Outsourcing solutions, including a new incentive program for our BPAs, as well as an increase in the amount of sales channel referral fees paid during 2022.
•Advertising expense for Q1 2022 increased 61.5% to $8.6 million, or $2 per WSEE per month, compared to Q1 2021. The increase was primarily due to increases in radio, print and digital advertising and sponsorship costs.
•General and administrative expenses for Q1 2022 increased 29.6% to $41.0 million, or $4 per WSEE per month, compared to Q1 2021. The increase was primarily due to increased travel and event costs.
•Depreciation and amortization expense for Q1 2022 increased 26.6% to $10.2 million, but remained flat on a per WSEE per month basis, compared to Q1 2021. The increase was primarily due to the completion of a new facility on our corporate campus and increased capital expenditures related to software development costs.
Other Income (Expense)
Other Income (expense) for Q1 2022 was net expense of $1.8 million compared to net expense of $1.1 million in Q1 2021.

Insperity | 2022 First Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense

	Three Months Ended March 31,
	2022	2021

Effective income tax rate	27.7%	25.2%
For the three months ended March 31, 2022, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first three months of 2022 and 2021, we recognized an income tax benefit of $0.5 million and $2.2 million, respectively, related to the vesting of short-term, long-term incentive, and restricted stock awards.
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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2022 First Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended March 31,
	2022		2021
		Per WSEE		Per WSEE

Payroll cost	$8,780,068	$10,503	$6,763,587	$9,669
Less: Bonus payroll cost	1,983,853	2,373	1,420,475	2,031
Non-bonus payroll cost	$6,796,215	$8,130	$5,343,112	$7,638
% Change period over period	27.2%	6.4%	3.6%	5.8%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	March 31, 2022	December 31, 2021

Cash, cash equivalents and marketable securities	$609,264	$607,603
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	338,278	424,800
Client prepayments	117,807	20,054
Adjusted cash, cash equivalents and marketable securities	$153,179	$162,749
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2022		2021
		Per WSEE		Per WSEE

Net income	$69,884	$84	$61,922	$89
Income tax expense	26,734	32	20,846	30
Interest expense	1,925	2	1,599	2
Depreciation and amortization	10,184	12	8,047	11
EBITDA	108,727	130	92,414	132
Stock-based compensation	9,846	12	11,822	17
Adjusted EBITDA	$118,573	$142	$104,236	$149
% Change period over period	13.8%	(4.7)%	2.9%	4.9%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended March 31,
(in thousands)	2022	2021

Net income	$69,884	$61,922
Non-GAAP adjustments:
Stock-based compensation	9,846	11,822
Tax effect	(2,724)	(2,978)
Total non-GAAP adjustments, net	7,122	8,844
Adjusted net income	$77,006	$70,766
% Change period over period	8.8%	5.8%

Insperity | 2022 First Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended March 31,
(amounts per share)	2022	2021

Diluted EPS	$1.80	$1.59
Non-GAAP adjustments:
Stock-based compensation	0.25	0.30
Tax effect	(0.06)	(0.07)
Total non-GAAP adjustments, net	0.19	0.23
Adjusted EPS	$1.99	$1.82
% Change period over period	9.3%	7.1%

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
We had $609.3 million in cash, cash equivalents and marketable securities at March 31, 2022, of which approximately $338.3 million was payable in early April 2022 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $117.8 million represented client prepayments that were payable in April 2022. At March 31, 2022, we had working capital of $145.3 million compared to $116.3 million at December 31, 2021. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2022. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we continually monitor in light of our strategic goals and the significant uncertainty related to the ongoing impacts of the COVID-19 pandemic.
As of March 31, 2022, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first three months of 2022 was $58.8 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2022, the last business day of the reporting period was a Thursday, client prepayments were $117.8 million and employment taxes and other deductions were $338.3 million. In the period ended March 31, 2021, the last business day of the reporting period was a Wednesday, client prepayments were $58.9 million and employment taxes and other deductions were $273.5 million.

Insperity | 2022 First Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2022, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $13.3 million surplus, $4.3 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at March 31, 2022, were $55.0 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 8.8% to $77.0 million in the first three months ended March 31, 2022, compared to $70.8 million in the first three months ended March 31, 2021. Please read “Results of Operations – First Three Months 2022 Compared to First Three Months 2021.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $5.9 million for the three months ended March 31, 2022, primarily due to property and equipment purchases of $4.7 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $43.9 million for the three months ended March 31, 2022. We paid $17.2 million in dividends and repurchased or withheld $27.4 million in stock.

Insperity | 2022 First Quarter Form 10-Q	30

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2022, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2022 First Quarter Form 10-Q	31

OTHER INFORMATION
PART II
Item 1. Legal Proceedings

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended March 31, 2022 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
01/01/2022 – 01/31/2022	30	$104.74	—	1,703,628
02/01/2022 – 02/28/2022	76,501	88.96	60,000	1,643,628
03/01/2022 – 03/31/2022	231,526	89.11	149,841	1,493,787
Total	308,057	$89.08	209,841
____________________________________
(1)During the three months ended March 31, 2022, 98,216 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of March 31, 2022, we were authorized to repurchase an additional 1,493,787 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2022 First Quarter Form 10-Q	32

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2022 First Quarter Form 10-Q	33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: April 26, 2022	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Senior Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2022 First Quarter Form 10-Q	34