Form 10-Q
period 2022-06-30
INSPERITY, INC.
filed 2022-08-02
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of July 26, 2022, 38,025,831 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

Insperity | 2022 Second Quarter Form 10-Q	4

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

Insperity | 2022 Second Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$510,869	$575,812
Restricted cash	53,329	46,929
Marketable securities	30,781	31,791
Accounts receivable, net	685,857	513,306
Prepaid insurance	52,939	11,285
Other current assets	71,186	53,312
Income taxes receivable	5,684	12,413
Total current assets	1,410,645	1,244,848
Property and equipment, net of accumulated depreciation	199,322	210,723
Right-of-use (“ROU”) leased assets	59,149	62,830
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	166,077	185,027
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	—	4,892
Other assets	28,106	15,158
Total assets	$1,892,906	$1,753,085
Liabilities and stockholders' equity
Accounts payable	$6,034	$6,412
Payroll taxes and other payroll deductions payable	303,645	467,892
Accrued worksite employee payroll cost	662,762	409,653
Accrued health insurance costs	62,643	50,001
Accrued workers’ compensation costs	58,142	50,534
Accrued corporate payroll and commissions	69,775	74,778
Other accrued liabilities	83,599	69,303
Total current liabilities	1,246,600	1,128,573
Accrued workers’ compensation cost, net of current	173,686	192,694
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	58,916	64,192
Deferred income taxes, net	9,172	—
Total noncurrent liabilities	611,174	626,286
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	125,622	109,179
Treasury stock, at cost	(709,810)	(665,089)
Retained earnings	618,765	553,581
Total stockholders’ equity (deficit)	35,132	(1,774)
Total liabilities and stockholders’ equity	$1,892,906	$1,753,085
See accompanying notes.

Insperity | 2022 Second Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021

Revenues(1)	$1,432,107	$1,185,371	$3,009,944	$2,472,206
Payroll taxes, benefits and workers’ compensation costs	1,192,239	985,817	2,484,302	2,021,207
Gross profit	239,868	199,554	525,642	450,999
Salaries, wages and payroll taxes	106,522	94,362	213,961	197,437
Stock-based compensation	15,631	13,781	25,477	25,603
Commissions	10,743	8,251	21,053	15,970
Advertising	12,427	8,975	21,022	14,297
General and administrative expenses	36,095	29,211	77,100	60,847
Depreciation and amortization	10,100	9,751	20,284	17,798
Total operating expenses	191,518	164,331	378,897	331,952
Operating income	48,350	35,223	146,745	119,047
Other income (expense):
Interest income	945	1,436	1,093	1,979
Interest expense	(2,691)	(1,975)	(4,616)	(3,574)
Income before income tax expense	46,604	34,684	143,222	117,452
Income tax expense	13,005	9,530	39,739	30,376
Net income	$33,599	$25,154	$103,483	$87,076
Less distributed and undistributed earnings allocated to participating securities	(1)	(37)	(31)	(193)
Net income allocated to common shares	$33,598	$25,117	$103,452	$86,883

Net income per share of common stock
Basic	$0.88	$0.65	$2.70	$2.26
Diluted	$0.87	$0.65	$2.68	$2.24
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Gross billings	$9,224,643	$7,637,851	$19,582,548	$15,688,273
Less: WSEE payroll cost	7,792,536	6,452,480	16,572,604	13,216,067
Revenues	$1,432,107	$1,185,371	$3,009,944	$2,472,206
See accompanying notes.

Insperity | 2022 Second Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2022	2021

Cash flows from operating activities
Net income	$103,483	$87,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,284	17,798
Stock-based compensation	25,477	25,603
Deferred income taxes	14,064	9,161
Changes in operating assets and liabilities:
Accounts receivable	(172,551)	(203,559)
Prepaid insurance	(41,654)	(6,979)
Other current assets	(17,874)	(7,609)
Other assets and ROU assets	(4,324)	5,407
Accounts payable	(378)	(2,140)
Payroll taxes and other payroll deductions payable	(164,247)	(114,985)
Accrued worksite employee payroll costs	253,109	195,045
Accrued health insurance costs	12,642	(3,621)
Accrued workers’ compensation costs	(11,400)	(877)
Accrued corporate payroll, commissions and other accrued liabilities	(575)	13,697
Income taxes payable/receivable	6,729	(7,022)
Total adjustments	(80,698)	(80,081)
Net cash provided by operating activities	22,785	6,995

Cash flows from investing activities
Marketable securities:
Purchases	(17,268)	(30,862)
Proceeds from maturities	17,665	30,340
Property and equipment:
Purchases	(9,043)	(20,708)
Net cash used in investing activities	(8,646)	(21,230)

Cash flows from financing activities
Purchase of treasury stock	(56,805)	(38,536)
Dividends paid	(37,097)	(32,828)
Other	2,270	4,027
Net cash used in financing activities	(91,632)	(67,337)
Net decrease in cash, cash equivalents and restricted cash	(77,493)	(81,572)
Cash, cash equivalents and restricted cash beginning of period	807,768	786,699
Cash, cash equivalents and restricted cash end of period	$730,275	$705,127

Insperity | 2022 Second Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six Months Ended June 30,
(in thousands)	2022	2021

Supplemental schedule of cash and cash equivalents and restricted cash
Cash and cash equivalents	$575,812	$554,846
Restricted cash	46,929	45,522
Deposits – workers’ compensation	185,027	186,331
Cash, cash equivalents and restricted cash beginning of period	$807,768	$786,699

Cash and cash equivalents	$510,869	$455,387
Restricted cash	53,329	46,128
Deposits – workers’ compensation	166,077	203,612
Cash, cash equivalents and restricted cash end of period	$730,275	$705,127

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$2,678	$15,047
See accompanying notes.

Insperity | 2022 Second Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2022 and 2021

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$553,581	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(56,805)	—	(56,805)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9,248)	10,399	(1,151)	—
Stock-based compensation expense	—	—	24,527	950	—	25,477
Other	—	—	1,164	735	—	1,899
Dividends paid	—	—	—	—	(37,097)	(37,097)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(51)	(51)
Net income	—	—	—	—	103,483	103,483
Balance at June 30, 2022	55,489	$555	$125,622	$(709,810)	$618,765	$35,132

Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$575,033	$44,132
Purchase of treasury stock, at cost	—	—	—	(38,536)	—	(38,536)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25,085)	26,421	(1,336)	—
Stock-based compensation expense	—	—	23,439	2,164	—	25,603
Exercise of stock options	—	—	(329)	569	—	240
Other	—	—	843	739	—	1,582
Dividends paid	—	—	—	—	(32,828)	(32,828)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	(7)
Net income	—	—	—	—	87,076	87,076
Balance at June 30, 2021	55,489	$555	$94,396	$(635,627)	$627,938	$87,262

Insperity | 2022 Second Quarter Form 10-Q	10

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended June 30, 2022 and 2021

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at March 31, 2022	55,489	$555	$110,053	$(681,625)	$604,978	$33,961
Purchase of treasury stock, at cost	—	—	—	(29,364)	—	(29,364)
Issuance of equity based incentive awards and dividend equivalents	—	—	(34)	34	—	—
Stock-based compensation expense	—	—	14,952	679	—	15,631
Other	—	—	651	466	—	1,117
Dividends paid	—	—	—	—	(19,853)	(19,853)
Unrealized gain on marketable securities, net of tax	—	—	—	—	41	41
Net income	—	—	—	—	33,599	33,599
Balance at June 30, 2022	55,489	$555	$125,622	$(709,810)	$618,765	$35,132

Balance at March 31, 2021	55,489	$555	$81,329	$(628,391)	$620,151	$73,644
Purchase of treasury stock, at cost	—	—	—	(8,850)	—	(8,850)
Stock-based compensation expense	—	—	12,588	1,193	—	13,781
Other	—	—	479	421	—	900
Dividends paid	—	—	—	—	(17,367)	(17,367)
Net income	—	—	—	—	25,154	25,154
Balance at June 30, 2021	55,489	$555	$94,396	$(635,627)	$627,938	$87,262
See accompanying notes.

Insperity | 2022 Second Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
In addition to our PEO HR Outsourcing solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Workforce AccelerationTM solution. We also offer a number of other business performance solutions, including Organizational Planning, Recruiting Services, Employment Screening, Retirement Services, and Insurance Services. These other products or services are offered separately or with our other solutions.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2021. Our Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at June 30, 2022 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2022 and 2021, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021 and our Consolidated Statements of Stockholders’ Equity for the three and six month periods ended June 30, 2022 and 2021, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform to the 2022 presentation.
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

Insperity | 2022 Second Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at June 30, 2022, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of June 30, 2022, Plan Costs were less than the net premiums paid and owed to United by $41.8 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $32.8 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at June 30, 2022 were $55.9 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2022 included an increase of $10.2 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first six months of 2021 included an increase of $5.7 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2022 and 2021, we reduced accrued workers’ compensation costs by $26.8 million and $23.0 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2022 period was 2.0% and in the 2021 period was 0.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2022 Second Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
(in thousands)	2022	2021

Beginning balance, January 1,	$239,623	$240,761
Accrued claims	18,780	20,559
Present value discount, net of accretion	(3,501)	407
Paid claims	(27,899)	(22,904)
Ending balance	$227,003	$238,823

Current portion of accrued claims	$53,317	$46,120
Long-term portion of accrued claims	173,686	192,703
Total accrued claims	$227,003	$238,823
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at June 30, 2022 includes $4.8 million of workers’ compensation administrative fees.
As of June 30, 2022 and 2021, the undiscounted accrued workers’ compensation costs were $243.9 million and $254.8 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the first six months of 2022, we received $30.2 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits - workers’ compensation. At June 30, 2022, we had restricted cash of $53.3 million and deposits – workers’ compensation of $166.1 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $674.4 million and $490.5 million at June 30, 2022 and December 31, 2021, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Update No 2014-09, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2022 Second Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change

Northeast	$388,680	$329,016	18.1%	$838,602	$702,645	19.3%
Southeast	192,782	150,810	27.8%	394,985	307,070	28.6%
Central	252,039	206,084	22.3%	523,350	431,784	21.2%
Southwest	279,936	238,368	17.4%	588,774	495,348	18.9%
West	304,380	247,184	23.1%	635,152	508,538	24.9%
	1,417,817	1,171,462	21.0%	2,980,863	2,445,385	21.9%
Other revenue	14,290	13,909	2.7%	29,081	26,821	8.4%
Total revenue	$1,432,107	$1,185,371	20.8%	$3,009,944	$2,472,206	21.8%

3.	Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2022			December 31, 2021
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$443,760	$—	$443,760	$490,154	$—	$490,154
Investment holdings	44,929	30,781	75,710	88,951	31,791	120,742
Cash in demand accounts	37,004	—	37,004	47,331	—	47,331
Outstanding checks	(14,824)	—	(14,824)	(50,624)	—	(50,624)
Total	$510,869	$30,781	$541,650	$575,812	$31,791	$607,603
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at June 30, 2022 and December 31, 2021 included $258.2 million and $424.8 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $116.6 million and $20.1 million, respectively, in client prepayments.

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
•Level 3 - significant unobservable inputs

Insperity | 2022 Second Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	June 30, 2022			December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$488,689	$488,689	$—	$579,105	$579,105	$—
U.S. Treasury bills	8,032	8,032	—	5,782	5,782	—
Municipal bonds	22,749	—	22,749	26,009	—	26,009
Total	$519,470	$496,721	$22,749	$610,896	$584,887	$26,009

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2022
U.S. Treasury bills	$8,056	$—	$(24)	$8,032
Municipal bonds	22,783	2	(36)	22,749

December 31, 2021
U.S. Treasury bills	$5,783	$—	$(1)	$5,782
Municipal bonds	26,017	—	(8)	26,009
As of June 30, 2022, the contractual maturities of the marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of June 30, 2022, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”), which we amended in June 2022 to, among other things, increase our borrowing capacity from $500 million to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. At June 30, 2022, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $279.6 million.

Insperity | 2022 Second Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to, at our option, an alternate base rate for alternate base rate loans or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of term SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the six month period ended June 30, 2022 was 2.2%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2022.

6.	Stockholders' Equity
During the first six months of 2022, we repurchased or withheld an aggregate of 615,694 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2022, 517,083 shares were repurchased under the Repurchase Program. As of June 30, 2022, we were authorized to repurchase an additional 1,186,545 shares under the Repurchase Program.
Withheld Shares
During the six months ended June 30, 2022, we withheld 98,611 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2022	2021

First quarter	$0.45	$0.40
Second quarter	0.52	0.45
During the six months ended June 30, 2022 and 2021, we paid dividends totaling $37.1 million and $32.8 million, respectively.

Insperity | 2022 Second Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Net Income Per Share
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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income	$33,599	$25,154	$103,483	$87,076
Less distributed and undistributed earnings allocated to participating securities	(1)	(37)	(31)	(193)
Net income allocated to common shares	$33,598	$25,117	$103,452	$86,883

Weighted average common shares outstanding	38,229	38,591	38,259	38,410
Incremental shares from assumed time-vested and performance-based RSU awards	359	232	382	427
Adjusted weighted average common shares outstanding	38,588	38,823	38,641	38,837

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	—	13	—

8.	Commitments and Contingencies
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

Insperity | 2022 Second Quarter Form 10-Q	18

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
In the second quarter of 2022 (“Q2 2022”), the average number of WSEEs paid per month increased 19.4% year-over-year as the Q2 2022 increase in WSEEs paid at existing clients combined with WSEEs paid from new sales and client retention all exceeded the second quarter of 2021 (“Q2 2021”) levels. We expect the average number of paid WSEEs per month to increase between 17% and 18% in the third quarter of 2022 as compared to the third quarter of 2021, which, if achieved, would equate to the average number of paid WSEEs per month growing 3.7% to 4.6% sequentially from the second quarter of 2022.
We experienced a 0.6% decrease in the year-over-year benefits costs per covered employee during Q2 2022 as compared to Q2 2021. During Q2 2021, we experienced a 23.9% increase in the year-over-year benefits costs per covered employee as compared to Q2 2020. During 2022 and possibly beyond 2022, benefits costs are expected to continue to be affected by the dynamics of the pandemic, including the impact on healthcare utilization and incremental COVID-19 testing, vaccination and treatment costs. This may result in a higher level of healthcare claims costs than our historical claim cost trends. While we have experienced a reduced frequency in workers’ compensation claims during the COVID-19 pandemic, the COVID-19 pandemic has not had a material impact on our workers’ compensation cost estimate; however, the ultimate impact of COVID-19 on our workers’ compensation program remains uncertain.
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, impacts of changes in or variants of the COVID-19 virus, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the speed and effectiveness of responses to combat the virus, including the development, availability and acceptance of therapeutics and vaccines. See Item 1A. “Risk Factors” included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Insperity | 2022 Second Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 Highlights
Second Quarter 2022 Compared to Second Quarter 2021
•Average number of WSEEs paid per month increased 19.4%
•Net income and diluted earnings per share (“diluted EPS”) increased 33.6% and 33.8% to $33.6 million and $0.87, respectively
•Adjusted EPS increased 27.5% to $1.16
•Adjusted EBITDA increased 24.6% to $75.0 million
First Six Months 2022 Compared to First Six Months 2021
•Average number of WSEEs paid per month increased 19.5%
•Net income and diluted EPS increased 18.8% and 19.6% to $103.5 million and $2.68, respectively
•Adjusted EPS increased 15.8% to $3.15
•Adjusted EBITDA increased 17.7% to $193.6 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2022 Second Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

Financial data:
Revenues	$1,432,107	$1,185,371	20.8%	$3,009,944	$2,472,206	21.8%
Gross profit	239,868	199,554	20.2%	525,642	450,999	16.6%
Operating expenses	191,518	164,331	16.5%	378,897	331,952	14.1%
Operating income	48,350	35,223	37.3%	146,745	119,047	23.3%
Other expense	(1,746)	(539)	223.9%	(3,523)	(1,595)	120.9%
Net income	33,599	25,154	33.6%	103,483	87,076	18.8%
Diluted EPS	0.87	0.65	33.8%	2.68	2.24	19.6%

Non-GAAP financial measures(1):
Adjusted net income	$44,885	$35,292	27.2%	$121,891	$106,058	14.9%
Adjusted EBITDA	75,026	60,191	24.6%	193,599	164,427	17.7%
Adjusted EPS	1.16	0.91	27.5%	3.15	2.72	15.8%

Average WSEEs paid	290,507	243,270	19.4%	284,583	238,220	19.5%

Statistical data (per WSEE per month):
Revenues(2)	$1,643	$1,624	1.2%	$1,763	$1,730	1.9%
Gross profit	275	273	0.7%	308	316	(2.5)%
Operating expenses	220	225	(2.2)%	222	232	(4.3)%
Operating income	55	48	14.6%	86	83	3.6%
Net income	39	34	14.7%	61	61	—
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(per WSEE per month)	2022	2021	2022	2021
Gross billings	$10,585	$10,466	$11,469	$10,976
Less: WSEE payroll cost	8,942	8,842	9,706	9,246
Revenues	$1,643	$1,624	$1,763	$1,730

Insperity | 2022 Second Quarter Form 10-Q	21

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

•During Q2 2022, WSEEs paid increased 19.4% compared to Q2 2021. The number of WSEEs paid from new client sales and the net gain (loss) in our client base improved compared to Q2 2021, while client retention remained consistent with Q2 2021.

•During the first six months of 2022 (“YTD 2022”), WSEEs paid increased 19.5% compared to the first six months of 2021 (“YTD 2021”). The number of WSEEs paid from new client sales, the net gain (loss) in our client base and client retention all improved compared to YTD 2021.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2022 Second Quarter Form 10-Q	22

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

Insperity | 2022 Second Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Second Quarter 2022 Compared to Second Quarter 2021
Our revenues for Q2 2022 were $1.4 billion, an increase of 20.8%, primarily due to the following:
•Average WSEEs paid increased 19.4%.
•Revenues per WSEE per month increased 1.2%, or $19.
First Six Months 2022 Compared to First Six Months 2021
Our revenues for YTD 2022 were $3.0 billion, an increase of 21.8%, primarily due to the following:
•Average WSEEs paid increased 19.5%.
•Revenues per WSEE per month increased 1.9%, or $33.

Insperity | 2022 Second Quarter Form 10-Q	24

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
(in thousands)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Outsourcing solutions revenue in our significant markets includes the following:
Significant Markets

We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 23.2% during Q2 2022 compared to Q2 2021, representing approximately 24.3% and 23.6% of our total average paid WSEEs during Q2 2022 and Q2 2021, respectively.

Insperity | 2022 Second Quarter Form 10-Q	25

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Insperity | 2022 Second Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2022 Compared to Second Quarter 2021
Gross profit for Q2 2022 increased 20.2% to $239.9 million compared to $199.6 million in Q2 2021. Gross profit per WSEE per month for Q2 2022 increased $2 to $275 compared to $273 in Q2 2021 due primarily to higher average pricing, offset in part by higher direct costs, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $19 due to higher average pricing.
The net decrease in direct costs between Q2 2022 and Q2 2021 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $24.5 million as discussed below. The $17 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits decreased $26 per WSEE per month and decreased 0.6% on a cost per covered employee basis due primarily to lower utilization and lower COVID-19 related costs in Q2 2022 as compared to Q2 2021.
•The percentage of WSEEs covered under our health insurance plans was 65.4% in Q2 2022 compared to 67.3% in Q2 2021.
•Reported results include changes in estimated claims run-off related to prior periods, which was a reduction in costs of $7.2 million, or $8 per WSEE per month, in Q2 2022 compared to an increase in costs of $15.3 million, or $21 per WSEE per month, in Q2 2021.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, workplace safety and claims management has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs decreased 11.7%, or $6 per WSEE per month, in Q2 2022 compared to Q2 2021 on a 25.9% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.21% in Q2 2022 and 0.30% Q2 2021.
•We recorded a reduction in workers’ compensation costs of $12.8 million, or 0.18% of non-bonus payroll costs, in Q2 2022 compared to a reduction of $10.8 million, or 0.19% of non-bonus payroll costs, in Q2 2021, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 30.5% on a 20.8% increase in payroll costs, or $51 per WSEE per month, due to the non-recurrence of an $11.2 million reduction in Q2 2021 related to final 2021 state unemployment taxes and the Q2 2021 collection of $11.3 million in federal payroll tax refunds related to prior years.
•Payroll taxes as a percentage of payroll costs increased to 6.7% in Q2 2022 compared to 6.2% Q2 2021.
First Six Months 2022 Compared to First Six Months 2021
Gross profit for YTD 2022 increased 16.6% to $525.6 million compared to $451.0 million in YTD 2021. Gross profit per WSEE per month for YTD 2022 decreased $8 to $308 compared to $316 in YTD 2021 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.

Insperity | 2022 Second Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $33 due to higher average pricing.
The net increase in direct costs between YTD 2022 and YTD 2021 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $0.7 million as discussed below. The $41 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $4 per WSEE per month and increased 3.1% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 65.9% in YTD 2022 compared to 67.6% in YTD 2021.
•Reported results include changes in estimated claims run-off related to prior periods which was an increase in costs of $10.2 million, or $6 per WSEE per month, in YTD 2022 compared to an increase in costs of $5.7 million, or $4 per WSEE per month, in YTD 2021.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Health Insurance Costs,” for a discussion of our accounting for health insurance costs.
Workers’ compensation costs
Our continued discipline around our client selection, workplace safety and claims management contributed to the decrease in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original cost estimates.
•Workers’ compensation costs decreased 8.0%, or $5 per WSEE per month, in YTD 2022 compared to YTD 2021.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2022 were 0.21% compared to 0.28% in YTD 2021.
•We recorded a reduction in workers’ compensation costs of $26.8 million, or 0.19% of non-bonus payroll costs, in YTD 2022 compared to a reduction of $23.0 million, or 0.21% of non-bonus payroll costs, in YTD 2021, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 27.6% on a 25.4% increase in payroll costs, or $44 per WSEE per month, due to the non-recurrence of the YTD 2021 collection of $16.8 million in federal payroll tax refunds related to prior years.
•Payroll taxes as a percentage of payroll costs increased to 7.1% in YTD 2022 compared to 7.0% in YTD 2021.
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

Insperity | 2022 Second Quarter Form 10-Q	28

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
Second Quarter 2022 Compared to Second Quarter 2021
The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,
				per WSEE
(in thousands, except per WSEE)	2022	2021	% Change	2022	2021	% Change

Salaries	$106,522	$94,362	12.9%	$123	$129	(4.7)%
Stock-based compensation	15,631	13,781	13.4%	18	19	(5.3)%
Commissions	10,743	8,251	30.2%	12	11	9.1%
Advertising	12,427	8,975	38.5%	14	12	16.7%
General and administrative	36,095	29,211	23.6%	41	41	—
Depreciation and amortization	10,100	9,751	3.6%	12	13	(7.7)%
Total operating expenses	$191,518	$164,331	16.5%	$220	$225	(2.2)%
Operating expenses for Q2 2022 increased 16.5% to $191.5 million compared to $164.3 million in Q2 2021. Operating expenses per WSEE per month for Q2 2022 decreased 2.2% to $220 compared to $225 in Q2 2021.
•Salaries of corporate and sales staff for Q2 2022 increased 12.9% to $106.5 million, but decreased $6 on a per WSEE per month basis, compared to Q2 2021 on the 19.4% increase in WSEEs paid per month. This increase was primarily due to a 5.2% increase in corporate headcount in Q2 2022 compared to Q2 2021, as well as higher incentive compensation accruals in Q2 2022 and increases due to staff compensation adjustments in response to current labor market dynamics and our recruiting and retention goals.
•Stock-based compensation expense for Q2 2022 increased 13.4% to $15.6 million, but decreased $1 on a per WSEE per month basis, compared to Q2 2021. The increase was primarily due to awards issued under our restricted stock program.
•Commissions expense for Q2 2022 increased 30.2% to $10.7 million, or $1 per WSEE per month, compared to Q2 2021. The increase was primarily due to commissions associated with our PEO HR Outsourcing solutions, including a new incentive program for our BPAs and sales managers.
•Advertising expense for Q2 2022 increased 38.5% to $12.4 million, or $2 per WSEE per month, compared to Q2 2021. The increase was primarily due to increases in radio, print and digital advertising and sponsorship costs.

Insperity | 2022 Second Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•General and administrative expenses for Q2 2022 increased 23.6% to $36.1 million, but remained flat on a per WSEE per month basis, compared to Q2 2021. The increase was primarily due to increased travel and event costs.
•Depreciation and amortization expense for Q2 2022 increased 3.6% to $10.1 million, but decreased $1 on a per WSEE per month basis, compared to Q2 2021. The increase was primarily due to capital expenditures related to software development costs.
First Six Months 2022 Compared to First Six Months 2021

	Six Months Ended June 30,
				per WSEE
(in thousands, except per WSEE)	2022	2021	% Change	2022	2021	% Change

Salaries	$213,961	$197,437	8.4%	$126	$138	(8.7)%
Stock-based compensation	25,477	25,603	(0.5)%	15	18	(16.7)%
Commissions	21,053	15,970	31.8%	12	11	9.1%
Advertising	21,022	14,297	47.0%	12	10	20.0%
General and administrative	77,100	60,847	26.7%	45	43	4.7%
Depreciation and amortization	20,284	17,798	14.0%	12	12	—
Total operating expenses	$378,897	$331,952	14.1%	$222	$232	(4.3)%
Operating expenses for YTD 2022 increased 14.1% to $378.9 million compared to $332.0 million in YTD 2021. Operating expenses per WSEE per month for YTD 2022 decreased 4.3% to $222 compared to $232 in YTD 2021.
•Salaries of corporate and sales staff for YTD 2022 increased 8.4% to $214.0 million, but decreased $12 on a per WSEE per month basis, compared to YTD 2021 on a 19.5% increase in WSEEs paid per month. This increase was primarily due to a 3.5% increase in corporate headcount, as well as increases due to staff compensation adjustments in response to current labor market dynamics and our recruiting and retention goals.
•Commissions expense for YTD 2022 increased 31.8% to $21.1 million, or $1 per WSEE per month, compared to YTD 2021. The increase was primarily due to commissions associated with our PEO HR Outsourcing solutions, including a new incentive program for our BPAs and sales managers, as well as an increase in the amount of sales channel referral fees paid during YTD 2022.
•Advertising expense for YTD 2022 increased 47.0% to $21.0 million, or $2 per WSEE per month, compared to YTD 2021. The increase was primarily due to increases in radio, print and digital advertising and sponsorship costs, partially offset by a reduction in television advertising.
•General and administrative expenses for YTD 2022 increased 26.7% to $77.1 million, or $2 per WSEE per month, compared to YTD 2021. The increase was primarily due to increased travel and event costs, as well as technology SaaS licensing costs related to the implementation of a CRM solution.
•Depreciation and amortization expense for YTD 2022 increased 14.0% to $20.3 million, but remained flat on a per WSEE per month basis, compared to YTD 2021. The increase was primarily due to the completion of a new facility on our corporate campus and increased capital expenditures related to software development costs and sales office expansions.
Other Income (Expense)
Other Income (expense) for Q2 2022 was net expense of $1.7 million compared to net expense of $0.5 million in Q2 2021, and for YTD 2022 was net expense of $3.5 million compared to net expense of $1.6 million in YTD 2021.

Insperity | 2022 Second Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Effective income tax rate	27.9%	27.5%	27.7%	25.9%
For the six months ended June 30, 2022, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first six months of 2022 and 2021, we recognized an income tax benefit of $0.2 million and $2.2 million, respectively, related to the vesting of short-term, long-term incentive, and restricted stock awards.
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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Insperity | 2022 Second Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$7,792,536	$8,942	$6,452,480	$8,842	$16,572,604	$9,706	$13,216,067	$9,246
Less: Bonus payroll cost	668,503	767	796,154	1,092	2,652,356	1,553	2,216,629	1,551
Non-bonus payroll cost	$7,124,033	$8,175	$5,656,326	$7,750	$13,920,248	$8,153	$10,999,438	$7,695
% Change period over period	25.9%	5.5%	15.2%	7.9%	26.6%	6.0%	9.3%	6.8%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	June 30, 2022	December 31, 2021

Cash, cash equivalents and marketable securities	$541,650	$607,603
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	258,180	424,800
Client prepayments	116,646	20,054
Adjusted cash, cash equivalents and marketable securities	$166,824	$162,749
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2022		2021		2022		2021
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income	$33,599	$39	$25,154	$34	$103,483	$61	$87,076	$61
Income tax expense	13,005	15	9,530	13	39,739	23	30,376	21
Interest expense	2,691	3	1,975	3	4,616	3	3,574	3
Depreciation and amortization	10,100	11	9,751	14	20,284	11	17,798	12
EBITDA	59,395	68	46,410	64	168,122	98	138,824	97
Stock-based compensation	15,631	18	13,781	18	25,477	15	25,603	18
Adjusted EBITDA	$75,026	$86	$60,191	$82	$193,599	$113	$164,427	$115
% Change period over period	24.6%	4.9%	(34.5)%	(39.3)%	17.7%	(1.7)%	(14.9)%	(16.7)%

Insperity | 2022 Second Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income	$33,599	$25,154	$103,483	$87,076
Non-GAAP adjustments:
Stock-based compensation	15,631	13,781	25,477	25,603
Total non-GAAP adjustments	15,631	13,781	25,477	25,603
Tax effect	(4,345)	(3,643)	(7,069)	(6,621)
Total non-GAAP adjustments, net	11,286	10,138	18,408	18,982
Adjusted net income	$44,885	$35,292	$121,891	$106,058
% Change period over period	27.2%	(40.8)%	14.9%	(16.2)%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts per share)	2022	2021	2022	2021

Diluted EPS	$0.87	$0.65	$2.68	$2.24
Non-GAAP adjustments:
Stock-based compensation	0.41	0.35	0.66	0.66
Total non-GAAP adjustments	0.41	0.35	0.66	0.66
Tax effect	(0.12)	(0.09)	(0.19)	(0.18)
Total non-GAAP adjustments, net	0.29	0.26	0.47	0.48
Adjusted EPS	$1.16	$0.91	$3.15	$2.72
% Change period over period	27.5%	(40.9)%	15.8%	(16.0)%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with public or private debt or equity. We have a revolving credit facility (“Facility”) with a syndicate of financial institutions, which we amended in June 2022 to, among other things, increase our borrowing capacity from $500 million to $650 million. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.
We had $541.7 million in cash, cash equivalents and marketable securities at June 30, 2022, of which approximately $258.2 million was payable in early July 2022 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $116.6 million represented client prepayments that were payable in July 2022. At June 30, 2022, we had working capital of $164.0 million compared to $116.3 million at December 31, 2021. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2022. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we continually monitor in light of our strategic goals and the significant uncertainty related to the ongoing impacts of the COVID-19 pandemic.
As of June 30, 2022, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2022 Second Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash provided by operating activities in the first six months of 2022 was $22.8 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2022, the last business day of the reporting period was a Thursday, client prepayments were $116.6 million and employment taxes and other deductions were $258.2 million. In the period ended June 30, 2021, the last business day of the reporting period was a Wednesday, client prepayments were $50.4 million and employment taxes and other deductions were $226.7 million.
•Workers’ compensation plan funding - During YTD 2022, we received $30.2 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2022, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $41.8 million surplus, $32.8 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at June 30, 2022, were $55.9 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 14.9% to $121.9 million in the first six months ended June 30, 2022, compared to $106.1 million in the first six months ended June 30, 2021. Please read “Results of Operations – First Six Months 2022 Compared to First Six Months 2021.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $8.6 million for the six months ended June 30, 2022, primarily due to property and equipment purchases of $9.0 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $91.6 million for the six months ended June 30, 2022. We paid $37.1 million in dividends and repurchased or withheld $56.8 million in stock.

Insperity | 2022 Second Quarter Form 10-Q	34

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2022, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Insperity | 2022 Second Quarter Form 10-Q	35

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended June 30, 2022 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
04/01/2022 – 04/30/2022	177	$100.42	—	1,493,787
05/01/2022 – 05/31/2022	107,297	96.42	107,242	1,386,545
06/01/2022 – 06/30/2022	200,163	94.93	200,000	1,186,545
Total	307,637	$95.45	307,242
____________________________________
(1)During the three months ended June 30, 2022, 395 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock and restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of June 30, 2022, we were authorized to repurchase an additional 1,186,545 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2022 Second Quarter Form 10-Q	36

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
10.1		Fourth Amendment to the Amended and Restated Credit Agreement dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2022).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2022 Second Quarter Form 10-Q	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: August 1, 2022	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2022 Second Quarter Form 10-Q	38