Form 10-Q
period 2022-09-30
INSPERITY, INC.
filed 2022-10-31
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	September 30, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of October 24, 2022, 37,934,341 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

Insperity | 2022 Third Quarter Form 10-Q	4

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

Insperity | 2022 Third Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$562,143	$575,812
Restricted cash	51,829	46,929
Marketable securities	34,493	31,791
Accounts receivable, net	558,700	513,306
Prepaid insurance	30,368	11,285
Other current assets	51,473	53,312
Income taxes receivable	—	12,413
Total current assets	1,289,006	1,244,848
Property and equipment, net of accumulated depreciation	196,601	210,723
Right-of-use (“ROU”) leased assets	56,626	62,830
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	179,014	185,027
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	748	4,892
Other assets	29,904	15,158
Total assets	$1,781,506	$1,753,085
Liabilities and stockholders' equity
Accounts payable	$5,466	$6,412
Payroll taxes and other payroll deductions payable	352,129	467,892
Accrued worksite employee payroll cost	494,986	409,653
Accrued health insurance costs	64,858	50,001
Accrued workers’ compensation costs	57,023	50,534
Accrued corporate payroll and commissions	81,278	74,778
Other accrued liabilities	65,053	69,303
Income taxes payable	455	—
Total current liabilities	1,121,248	1,128,573
Accrued workers’ compensation costs, net of current	174,664	192,694
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	55,691	64,192
Total noncurrent liabilities	599,755	626,286
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	139,370	109,179
Treasury stock, at cost	(716,046)	(665,089)
Retained earnings	636,624	553,581
Total stockholders’ equity (deficit)	60,503	(1,774)
Total liabilities and stockholders’ equity	$1,781,506	$1,753,085
See accompanying notes.

Insperity | 2022 Third Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021

Revenues(1)	$1,439,160	$1,209,628	$4,449,104	$3,681,834
Payroll taxes, benefits and workers’ compensation costs	1,194,607	1,011,149	3,678,909	3,032,356
Gross profit	244,553	198,479	770,195	649,478
Salaries, wages and payroll taxes	109,525	89,232	323,486	286,669
Stock-based compensation	13,341	10,362	38,818	35,965
Commissions	11,068	8,724	32,121	24,694
Advertising	9,790	9,507	30,812	23,804
General and administrative expenses	38,115	31,134	115,215	91,981
Depreciation and amortization	10,083	9,917	30,367	27,715
Total operating expenses	191,922	158,876	570,819	490,828
Operating income	52,631	39,603	199,376	158,650
Other income (expense):
Interest income	2,808	251	3,901	2,230
Interest expense	(4,082)	(1,963)	(8,698)	(5,537)
Income before income tax expense	51,357	37,891	194,579	155,343
Income tax expense	13,688	10,595	53,427	40,971
Net income	$37,669	$27,296	$141,152	$114,372
Less distributed and undistributed earnings allocated to participating securities	—	(39)	(27)	(219)
Net income allocated to common shares	$37,669	$27,257	$141,125	$114,153

Net income per share of common stock
Basic	$0.99	$0.71	$3.70	$2.97
Diluted	$0.98	$0.70	$3.66	$2.94
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Gross billings	$9,528,695	$7,994,006	$29,111,243	$23,682,279
Less: WSEE payroll cost	8,089,535	6,784,378	24,662,139	20,000,445
Revenues	$1,439,160	$1,209,628	$4,449,104	$3,681,834
See accompanying notes.

Insperity | 2022 Third Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2022	2021

Cash flows from operating activities
Net income	$141,152	$114,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,367	27,715
Stock-based compensation	38,818	35,965
Deferred income taxes	4,144	7,950
Changes in operating assets and liabilities:
Accounts receivable	(45,394)	(186,757)
Prepaid insurance	(19,083)	(9,493)
Other current assets	1,839	(13,832)
Other assets and ROU assets	(1,985)	4,153
Accounts payable	(946)	(1,953)
Payroll taxes and other payroll deductions payable	(115,763)	(145,098)
Accrued worksite employee payroll costs	85,333	200,054
Accrued health insurance costs	14,857	7,681
Accrued workers’ compensation costs	(11,541)	(864)
Accrued corporate payroll, commissions and other accrued liabilities	(12,636)	22,428
Income taxes payable/receivable	12,868	(7,478)
Total adjustments	(19,122)	(59,529)
Net cash provided by operating activities	122,030	54,843

Cash flows from investing activities
Marketable securities:
Purchases	(35,618)	(41,413)
Proceeds from maturities	32,215	42,600
Property and equipment:
Purchases	(16,448)	(23,603)
Net cash used in investing activities	(19,851)	(22,416)

Cash flows from financing activities
Purchase of treasury stock	(63,420)	(49,770)
Dividends paid	(56,866)	(50,198)
Other	(3,130)	4,812
Net cash used in financing activities	(123,416)	(95,156)
Net decrease in cash, cash equivalents, restricted cash and funds held for clients	(21,237)	(62,729)
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	839,500	786,699
Cash, cash equivalents, restricted cash and funds held for clients end of period	$818,263	$723,970

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$4,513	$16,275
See accompanying notes.

Insperity | 2022 Third Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2022 and 2021

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$553,581	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(63,420)	—	(63,420)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9,285)	10,443	(1,158)	—
Stock-based compensation expense	—	—	37,866	952	—	38,818
Other	—	—	1,610	1,068	—	2,678
Dividends paid	—	—	—	—	(56,866)	(56,866)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(85)	(85)
Net income	—	—	—	—	141,152	141,152
Balance at September 30, 2022	55,489	$555	$139,370	$(716,046)	$636,624	$60,503

Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$575,033	$44,132
Purchase of treasury stock, at cost	—	—	—	(49,770)	—	(49,770)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(25,112)	26,449	(1,337)	—
Stock-based compensation expense	—	—	33,266	2,699	—	35,965
Exercise of stock options	—	—	(329)	569	—	240
Other	—	—	1,234	1,044	—	2,278
Dividends paid	—	—	—	—	(50,198)	(50,198)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(13)	(13)
Net income	—	—	—	—	114,372	114,372
Balance at September 30, 2021	55,489	$555	$104,587	$(645,993)	$637,857	$97,006

Insperity | 2022 Third Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended September 30, 2022 and 2021

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at June 30, 2022	55,489	$555	$125,622	$(709,810)	$618,765	$35,132
Purchase of treasury stock, at cost	—	—	—	(6,615)	—	(6,615)
Issuance of equity based incentive awards and dividend equivalents	—	—	(37)	44	(7)	—
Stock-based compensation expense	—	—	13,339	2	—	13,341
Other	—	—	446	333	—	779
Dividends paid	—	—	—	—	(19,769)	(19,769)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(34)	(34)
Net income	—	—	—	—	37,669	37,669
Balance at September 30, 2022	55,489	$555	$139,370	$(716,046)	$636,624	$60,503

Balance at June 30, 2021	55,489	$555	$94,396	$(635,627)	$627,938	$87,262
Purchase of treasury stock, at cost	—	—	—	(11,234)	—	(11,234)
Issuance of long-term incentive awards and dividend equivalents	—	—	(27)	28	(1)	—
Stock-based compensation expense	—	—	9,827	535	—	10,362
Other	—	—	391	305	—	696
Dividends paid	—	—	—	—	(17,369)	(17,369)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	(7)
Net income	—	—	—	—	27,296	27,296
Balance at September 30, 2021	55,489	$555	$104,587	$(645,993)	$637,857	$97,006
See accompanying notes.

Insperity | 2022 Third Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
Insperity, Inc., a Delaware corporation (“Insperity,” “we,” “our,” and “us”), provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing Solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Outsourcing Solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
In addition to our PEO HR Outsourcing Solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Workforce AccelerationTM solution (our “Traditional Payroll Solution”). We also offer a number of other business performance solutions, including Organizational Planning, Recruiting Services, Employment Screening, Retirement Services, and Insurance Services. These other products or services are offered separately or with our other solutions.
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2021. Our Condensed Consolidated Balance Sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at September 30, 2022 and our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2022 and 2021, our Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021 and our Consolidated Statements of Stockholders’ Equity for the three and nine month periods ended September 30, 2022 and 2021, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.	Accounting Policies
Health Insurance Costs
We provide group health insurance coverage under a single-employer plan that covers both our WSEEs and our corporate employees and utilizes a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii, and Tufts, all of which provide fully insured policies or service contracts.
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

Insperity | 2022 Third Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at September 30, 2022, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of September 30, 2022, Plan Costs were less than the net premiums paid and owed to United by $25.2 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $16.2 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at September 30, 2022 were $57.6 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first nine months of 2022 included an increase of $12.8 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first nine months of 2021 included an increase of $4.5 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the nine months ended September 30, 2022 and 2021, we reduced accrued workers’ compensation costs by $35.3 million and $31.4 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2022 period was 2.5% and in the 2021 period was 0.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2022 Third Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Nine Months Ended September 30,
(in thousands)	2022	2021

Beginning balance, January 1,	$239,623	$240,761
Accrued claims	33,467	34,349
Present value discount, net of accretion	(6,485)	476
Paid claims	(40,112)	(36,580)
Ending balance	$226,493	$239,006

Current portion of accrued claims	$51,829	$47,813
Long-term portion of accrued claims	174,664	191,193
Total accrued claims	$226,493	$239,006
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at September 30, 2022 includes $5.2 million of workers’ compensation administrative fees.
As of September 30, 2022 and 2021, the undiscounted accrued workers’ compensation costs were $245.5 million and $254.5 million, respectively.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the first nine months of 2022, we received $30.2 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits - workers’ compensation. At September 30, 2022, we had restricted cash of $51.8 million and deposits – workers’ compensation of $179.0 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but unbilled of $547.6 million and $490.5 million at September 30, 2022 and December 31, 2021, respectively, are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under Accounting Standards Codification 606, Revenues from Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts generally are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2022 Third Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change

Northeast	$385,541	$332,587	15.9%	$1,224,142	$1,035,233	18.2%
Southeast	197,131	155,555	26.7%	592,116	462,625	28.0%
Central	256,150	211,315	21.2%	779,500	643,100	21.2%
Southwest	280,299	241,473	16.1%	869,073	736,820	17.9%
West	305,465	253,562	20.5%	940,617	762,100	23.4%
	1,424,586	1,194,492	19.3%	4,405,448	3,639,878	21.0%
Other revenue	14,574	15,136	(3.7)%	43,656	41,956	4.1%
Total revenue	$1,439,160	$1,209,628	19.0%	$4,449,104	$3,681,834	20.8%

3.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	September 30, 2022			December 31, 2021
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$503,228	$—	$503,228	$490,154	$—	$490,154
Investment holdings	43,489	34,493	77,982	88,951	31,791	120,742
Cash in demand accounts	31,111	—	31,111	47,331	—	47,331
Outstanding checks	(15,685)	—	(15,685)	(50,624)	—	(50,624)
Total	$562,143	$34,493	$596,636	$575,812	$31,791	$607,603
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at September 30, 2022 and December 31, 2021 included $321.9 million and $424.8 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $35.8 million and $20.1 million, respectively, in client prepayments.

Insperity | 2022 Third Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarized our cash, cash equivalents, restricted cash and funds held for clients as reported in our Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in thousands)	2022		2021

Supplemental schedule of cash and cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$575,812		$554,846
Restricted cash	46,929		45,522
Other current assets - funds held for clients(1)	31,732	(2)	—	(2)
Deposits – workers’ compensation	185,027		186,331
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	$839,500		$786,699

Cash and cash equivalents	$562,143		$467,921
Restricted cash	51,829		47,813
Other current assets - funds held for clients(1)	25,277	(2)	—	(2)
Deposits – workers’ compensation	179,014		208,236
Cash, cash equivalents, restricted cash and funds held for clients end of period	$818,263		$723,970
 ____________________________________
(1)Funds held for clients represent amounts held on behalf of our Traditional Payroll solution customers that are restricted for the purpose of satisfying obligations to remit funds to client’s employees and various tax authorities.
(2)Beginning in the third quarter of 2022, we adjusted the presentation of our Consolidated Statements of Cash Flows to include changes in funds held for clients as a financing activity and to include funds held for clients in both the beginning and ending period amounts in our totals of cash, cash equivalents, restricted cash and funds held for clients. Prior period amounts have not been adjusted to this presentation as the amounts are immaterial to our consolidated financial statements. Previously, the changes in funds held for clients and the related client fund liabilities were presented within operating activities in our Consolidated Statements of Cash Flows. Funds held for clients are held in a trust separate from our company funds and we do not use these funds held for clients for any corporate activity.

Please read Note 2. “Accounting Policies,” for a discussion of our accounting policies for deposits – workers’ compensation and restricted cash.

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
•Level 3 - significant unobservable inputs

Insperity | 2022 Third Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	September 30, 2022			December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$546,717	$546,717	$—	$579,105	$579,105	$—
U.S. Treasury bills	23,929	23,929	—	5,782	5,782	—
Municipal bonds	10,564	—	10,564	26,009	—	26,009
Total	$581,210	$570,646	$10,564	$610,896	$584,887	$26,009

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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2022
U.S. Treasury bills	$23,991	$—	$(62)	$23,929
Municipal bonds	10,596	—	(32)	10,564

December 31, 2021
U.S. Treasury bills	$5,783	$—	$(1)	$5,782
Municipal bonds	26,017	—	(8)	26,009
As of September 30, 2022, the contractual maturities of the marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of September 30, 2022, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. At September 30, 2022, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $279.6 million.

Insperity | 2022 Third Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to, at our option, an alternate base rate for alternate base rate loans or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of term SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50% and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the nine month period ended September 30, 2022 was 2.8%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at September 30, 2022.

6.	Stockholders' Equity
During the first nine months of 2022, we repurchased or withheld an aggregate of 679,129 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the nine months ended September 30, 2022, 580,183 shares were repurchased under the Repurchase Program. As of September 30, 2022, we were authorized to repurchase an additional 1,123,445 shares under the Repurchase Program.
Withheld Shares
During the nine months ended September 30, 2022, we withheld 98,946 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2022	2021

First quarter	$0.45	$0.40
Second quarter	0.52	0.45
Third quarter	0.52	0.45
During the nine months ended September 30, 2022 and 2021, we paid dividends totaling $56.9 million and $50.2 million, respectively.

Insperity | 2022 Third Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	Net Income Per Share
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
The following table summarizes the net income allocated to common shares and the basic and diluted shares used in the net income per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$37,669	$27,296	$141,152	$114,372
Less distributed and undistributed earnings allocated to participating securities	—	(39)	(27)	(219)
Net income allocated to common shares	$37,669	$27,257	$141,125	$114,153

Weighted average common shares outstanding	38,017	38,524	38,177	38,445
Incremental shares from assumed time-vested and performance-based RSU awards	529	357	431	404
Adjusted weighted average common shares outstanding	38,546	38,881	38,608	38,849

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	15	—	13	—

8.	Commitments and Contingencies
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

Insperity | 2022 Third Quarter Form 10-Q	18

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
Executive Summary
Overview
Insperity, Inc. (“Insperity,” “we,” “our,” and “us”) provides an array of human resources (“HR”) and business solutions designed to help improve business performance. Our most comprehensive HR services offerings are provided through our professional employer organization (“PEO”) services, known as our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing Solutions”), which we provide by entering into a co-employment relationship with our clients. Our PEO HR Outsourcing Solutions encompass a broad range of HR functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management solution, the Insperity PremierTM platform.
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
In the third quarter of 2022 (“Q3 2022”), the average number of WSEEs paid per month increased 17.8% year-over-year as the Q3 2022 increase in WSEEs paid from new sales and client retention exceeded the third quarter of 2021 (“Q3 2021”) levels. The net gain in our client base declined from Q3 2021, a period in which many clients were rehiring employees as the pandemic conditions improved. We expect the average number of paid WSEEs per month to increase between 14.5% and 15.5% in the fourth quarter of 2022 as compared to the fourth quarter of 2021, which, if achieved, would equate to the average number of paid WSEEs per month growing 1.5% to 2.4% sequentially from the third quarter of 2022.
We experienced a 1.8% increase in the year-over-year benefits costs per covered employee during Q3 2022 as compared to Q3 2021. During Q3 2021, we experienced a 6.0% increase in the year-over-year benefits costs per covered employee as compared to Q3 2020. During the remainder of 2022 and possibly beyond 2022, benefits costs trends are expected to continue to be affected by the dynamics of the pandemic, including the impact on healthcare utilization and COVID-19 testing, vaccination and treatment costs. This has resulted and may continue to result in a higher or more volatile level of healthcare claims costs than our historical claim cost trends. We have experienced a reduced frequency in workers’ compensation claims since the beginning of the pandemic, driven by the trend toward hybrid and remote work. While certain COVID-19 cases are covered under workers’ compensation, they have not had a material impact on our workers’ compensation costs.
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

Insperity | 2022 Third Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 Highlights
Third Quarter 2022 Compared to Third Quarter 2021
•Average number of WSEEs paid per month increased 17.8%
•Net income and diluted earnings per share (“diluted EPS”) increased 38.0% and 40.0% to $37.7 million and $0.98, respectively
•Adjusted EPS increased 38.2% to $1.23
•Adjusted EBITDA increased 32.7% to $79.8 million
First Nine Months 2022 Compared to First Nine Months 2021
•Average number of WSEEs paid per month increased 18.9%
•Net income and diluted EPS increased 23.4% and 24.5% to $141.2 million and $3.66, respectively
•Adjusted EPS increased 21.0% to $4.38
•Adjusted EBITDA increased 21.8% to $273.4 million
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2022 Third Quarter Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

Financial data:
Revenues	$1,439,160	$1,209,628	19.0%	$4,449,104	$3,681,834	20.8%
Gross profit	244,553	198,479	23.2%	770,195	649,478	18.6%
Operating expenses	191,922	158,876	20.8%	570,819	490,828	16.3%
Operating income	52,631	39,603	32.9%	199,376	158,650	25.7%
Other expense	(1,274)	(1,712)	25.6%	(4,797)	(3,307)	(45.1)%
Net income	37,669	27,296	38.0%	141,152	114,372	23.4%
Diluted EPS	0.98	0.70	40.0%	3.66	2.94	24.5%

Non-GAAP financial measures(1):
Adjusted net income	$47,420	$34,793	36.3%	$169,311	$140,851	20.2%
Adjusted EBITDA	79,811	60,133	32.7%	273,410	224,560	21.8%
Adjusted EPS	1.23	0.89	38.2%	4.38	3.62	21.0%

Average WSEEs paid	303,347	257,560	17.8%	290,838	244,667	18.9%

Statistical data (per WSEE per month):
Revenues(2)	$1,581	$1,565	1.0%	$1,700	$1,672	1.7%
Gross profit	269	257	4.7%	294	295	(0.3)%
Operating expenses	211	206	2.4%	218	223	(2.2)%
Operating income	58	51	13.7%	76	72	5.6%
Net income	41	35	17.1%	54	52	3.8%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(per WSEE per month)	2022	2021	2022	2021
Gross billings	$10,470	$10,346	$11,122	$10,755
Less: WSEE payroll cost	8,889	8,781	9,422	9,083
Revenues	$1,581	$1,565	$1,700	$1,672

Insperity | 2022 Third Quarter Form 10-Q	21

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

•During Q3 2022, WSEEs paid increased 17.8% compared to Q3 2021. The number of WSEEs paid from new client sales and client retention improved compared to Q3 2021, while the net gain in our client base continued, although at lower levels than Q3 2021, a period when many clients were rehiring employees as the pandemic conditions improved.

•During the first nine months of 2022 (“YTD 2022”), WSEEs paid increased 18.9% compared to the first nine months of 2021 (“YTD 2021”). The number of WSEEs paid from new client sales, the net gain in our client base and client retention all improved compared to YTD 2021.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2022 Third Quarter Form 10-Q	22

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

Insperity | 2022 Third Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Third Quarter 2022 Compared to Third Quarter 2021
Our revenues for Q3 2022 were $1.4 billion, an increase of 19.0%, primarily due to the following:
•Average WSEEs paid increased 17.8%.
•Revenues per WSEE per month increased 1.0%, or $16.
First Nine Months 2022 Compared to First Nine Months 2021
Our revenues for YTD 2022 were $4.4 billion, an increase of 20.8%, primarily due to the following:
•Average WSEEs paid increased 18.9%.
•Revenues per WSEE per month increased 1.7%, or $28.

Insperity | 2022 Third Quarter Form 10-Q	24

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
(in thousands)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Outsourcing Solutions revenue in our significant markets includes the following:
Significant Markets

We believe the middle market sector, which we generally define as those companies with approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 23.3% during YTD 2022 compared to YTD 2021, representing approximately 24.6% and 23.7% of our total average paid WSEEs during YTD 2022 and YTD 2021, respectively.

Insperity | 2022 Third Quarter Form 10-Q	25

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

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Insperity | 2022 Third Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2022 Compared to Third Quarter 2021
Gross profit for Q3 2022 increased 23.2% to $244.6 million compared to $198.5 million in Q3 2021. Gross profit per WSEE per month for Q3 2022 increased $12 to $269 compared to $257 in Q3 2021 due primarily to higher average pricing, offset in part by higher direct costs, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $16 due to higher average pricing.
The net decrease in direct costs between Q3 2022 and Q3 2021 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $13.0 million as discussed below. The $4 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits decreased $6 per WSEE per month and increased 1.8% on a cost per covered employee basis in Q3 2022 as compared to Q3 2021.
•The percentage of WSEEs covered under our health insurance plans was 64.7% in Q3 2022 compared to 66.4% in Q3 2021.
•Reported results include changes in estimated claims run-off related to prior periods, which was a reduction in costs of $16.6 million, or $18 per WSEE per month, in Q3 2022 compared to a decrease in costs of $3.7 million, or $5 per WSEE per month, in Q3 2021.
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
•Workers’ compensation costs increased 0.4%, but decreased $4 on a per WSEE per month basis, in Q3 2022 compared to Q3 2021 on a 23.9% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.25% in Q3 2022 and 0.30% Q3 2021.
•We recorded a reduction in workers’ compensation costs of $9.4 million, or 0.12% of non-bonus payroll costs, in Q3 2022 compared to a reduction of $9.3 million, or 0.15% of non-bonus payroll costs, in Q3 2021, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 21.7% on a 19.2% increase in payroll costs, or $18 per WSEE per month.
•Payroll taxes as a percentage of payroll costs increased to 6.1% in Q3 2022 compared to 6.0% in Q3 2021.
First Nine Months 2022 Compared to First Nine Months 2021
Gross profit for YTD 2022 increased 18.6% to $770.2 million compared to $649.5 million in YTD 2021. Gross profit per WSEE per month for YTD 2022 decreased $1 to $294 compared to $295 in YTD 2021 due primarily to higher average pricing, offset in part by higher direct costs, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $28 due to higher average pricing.

Insperity | 2022 Third Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The net increase in direct costs between YTD 2022 and YTD 2021 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $4.4 million as discussed below. The $29 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits remained flat on a per WSEE per month basis and increased 2.6% on a cost per covered employee basis.
•The percentage of WSEEs covered under our health insurance plans was 65.5% in YTD 2022 compared to 67.2% in YTD 2021.
•Reported results include changes in estimated claims run-off related to prior periods which was an increase in costs of $12.8 million, or $5 per WSEE per month, in YTD 2022 compared to an increase in costs of $4.5 million, or $2 per WSEE per month, in YTD 2021.
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
•Workers’ compensation costs decreased 4.9%, or $5 per WSEE per month, in YTD 2022 compared to YTD 2021.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2022 were 0.22% compared to 0.29% in YTD 2021.
•We recorded a reduction in workers’ compensation costs of $35.3 million, or 0.16% of non-bonus payroll costs, in YTD 2022 compared to a reduction of $31.4 million, or 0.18% of non-bonus payroll costs, in YTD 2021, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 25.8% on a 23.3% increase in payroll costs, or $35 per WSEE per month, due to the non-recurrence of the YTD 2021 collection of $16.8 million in federal payroll tax refunds related to prior years.
•Payroll taxes as a percentage of payroll costs increased to 6.8% in YTD 2022 compared to 6.7% in YTD 2021.
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
•Commissions — Commissions expense consists primarily of amounts paid to sales managers and other sales personnel, including business performance advisors (“BPAs”), as well as channel referral fees. Commissions are based on new accounts sold and a percentage of revenue generated by such personnel.
•Advertising — Advertising expense primarily consists of media advertising and other business promotions in our current and anticipated sales markets.
•General and administrative expenses — Our general and administrative expenses primarily include:

Insperity | 2022 Third Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services
◦administrative costs, such as postage, printing and supplies
◦employee travel and training expenses
◦facility costs, including repairs and maintenance
◦technology costs, including software-as-a-service (“SaaS”) subscription costs and amortization of SaaS implementation costs
•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development and technology infrastructure.
Third Quarter 2022 Compared to Third Quarter 2021
The following table presents certain information related to our operating expenses:

	Three Months Ended September 30,
				per WSEE
(in thousands, except per WSEE)	2022	2021	% Change	2022	2021	% Change

Salaries	$109,525	$89,232	22.7%	$120	$115	4.3%
Stock-based compensation	13,341	10,362	28.7%	15	13	15.4%
Commissions	11,068	8,724	26.9%	12	11	9.1%
Advertising	9,790	9,507	3.0%	11	12	(8.3)%
General and administrative	38,115	31,134	22.4%	42	42	—
Depreciation and amortization	10,083	9,917	1.7%	11	13	(15.4)%
Total operating expenses	$191,922	$158,876	20.8%	$211	$206	2.4%
Operating expenses for Q3 2022 increased 20.8% to $191.9 million compared to $158.9 million in Q3 2021. Operating expenses per WSEE per month for Q3 2022 increased 2.4% to $211 compared to $206 in Q3 2021.
•Salaries of corporate and sales staff for Q3 2022 increased 22.7% to $109.5 million, or $5 per WSEE per month, compared to Q3 2021 on the 17.8% increase in WSEEs paid per month. This increase was primarily due to a 10.6% increase in corporate headcount in Q3 2022 compared to Q3 2021, as well as higher incentive compensation accruals in Q3 2022.
•Stock-based compensation expense for Q3 2022 increased 28.7% to $13.3 million, or $2 per WSEE per month, compared to Q3 2021. The increase was primarily due to awards issued under our restricted stock program.
•Commissions expense for Q3 2022 increased 26.9% to $11.1 million, or $1 per WSEE per month, compared to Q3 2021. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions, including a new incentive program for our BPAs and sales managers.
•General and administrative expenses for Q3 2022 increased 22.4% to $38.1 million, but remained flat on a per WSEE per month basis, compared to Q3 2021. The increase was primarily due to increased travel and event costs, SaaS subscription costs and amortization of SaaS implementation costs.

Insperity | 2022 Third Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Nine Months 2022 Compared to First Nine Months 2021
The following table presents certain information related to our operating expenses:

	Nine Months Ended September 30,
				per WSEE
(in thousands, except per WSEE)	2022	2021	% Change	2022	2021	% Change

Salaries	$323,486	$286,669	12.8%	$123	$130	(5.4)%
Stock-based compensation	38,818	35,965	7.9%	15	16	(6.3)%
Commissions	32,121	24,694	30.1%	12	11	9.1%
Advertising	30,812	23,804	29.4%	12	11	9.1%
General and administrative	115,215	91,981	25.3%	44	42	4.8%
Depreciation and amortization	30,367	27,715	9.6%	12	13	(7.7)%
Total operating expenses	$570,819	$490,828	16.3%	$218	$223	(2.2)%
Operating expenses for YTD 2022 increased 16.3% to $570.8 million compared to $490.8 million in YTD 2021. Operating expenses per WSEE per month for YTD 2022 decreased 2.2% to $218 compared to $223 in YTD 2021.
•Salaries of corporate and sales staff for YTD 2022 increased 12.8% to $323.5 million, but decreased $7 on a per WSEE per month basis, compared to YTD 2021 on a 18.9% increase in WSEEs paid per month. This increase was primarily due to a 5.9% increase in corporate headcount, as well as higher incentive compensation accruals in YTD 2022.
•Stock-based compensation expense for YTD 2022 increased 7.9% to $38.8 million, but decreased $1 on a per WSEE per month basis, compared to YTD 2021. The increase was primarily due to awards issued under our restricted stock program.
•Commissions expense for YTD 2022 increased 30.1% to $32.1 million, or $1 per WSEE per month, compared to YTD 2021. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions, including a new incentive program for our BPAs and sales managers, as well as an increase in the amount of sales channel referral fees paid during YTD 2022.
•Advertising expense for YTD 2022 increased 29.4% to $30.8 million, or $1 per WSEE per month, compared to YTD 2021. The increase was primarily due to increases in radio, print and digital advertising and sponsorship costs.
•General and administrative expenses for YTD 2022 increased 25.3% to $115.2 million, or $2 per WSEE per month, compared to YTD 2021. The increase was primarily due to increased travel and event costs.
•Depreciation and amortization expense for YTD 2022 increased 9.6% to $30.4 million, but decreased $1 on a per WSEE per month basis, compared to YTD 2021. The increase was primarily due to the completion of a new facility on our corporate campus and increased capital expenditures related to software development costs.
Other Income (Expense)
Other Income (expense) for Q3 2022 was net expense of $1.3 million compared to net expense of $1.7 million in Q3 2021, and for YTD 2022 was net expense of $4.8 million compared to net expense of $3.3 million in YTD 2021.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Effective income tax rate	26.7%	28.0%	27.5%	26.4%
For the nine months ended September 30, 2022, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock

Insperity | 2022 Third Quarter Form 10-Q	30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
awards. During the first nine months of 2022 and 2021, we recognized an income tax benefit of $0.2 million and $2.2 million, respectively, related to the vesting of short-term, long-term incentive, and restricted stock awards.
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

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock-based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock-based compensation.
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$8,089,535	$8,889	$6,784,378	$8,781	$24,662,139	$9,422	$20,000,445	$9,083
Less: Bonus payroll cost	583,703	641	726,187	940	3,236,059	1,236	2,942,817	1,337
Non-bonus payroll cost	$7,505,832	$8,248	$6,058,191	$7,841	$21,426,080	$8,186	$17,057,628	$7,746
% Change period over period	23.9%	5.2%	18.2%	6.4%	25.6%	5.7%	12.3%	6.7%

Insperity | 2022 Third Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	September 30, 2022	December 31, 2021

Cash, cash equivalents and marketable securities	$596,636	$607,603
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	321,930	424,800
Client prepayments	35,794	20,054
Adjusted cash, cash equivalents and marketable securities	$238,912	$162,749
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except per WSEE per month)	2022		2021		2022		2021
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income	$37,669	$41	$27,296	$35	$141,152	$54	$114,372	$52
Income tax expense	13,688	15	10,595	14	53,427	20	40,971	19
Interest expense	4,082	4	1,963	3	8,698	3	5,537	3
Amortization of SaaS implementation costs	948	1	—	—	948	—	—	—
Depreciation and amortization	10,083	12	9,917	12	30,367	13	27,715	12
EBITDA	66,470	73	49,771	64	234,592	90	188,595	86
Stock-based compensation	13,341	15	10,362	14	38,818	14	35,965	16
Adjusted EBITDA	$79,811	$88	$60,133	$78	$273,410	$104	$224,560	$102
% Change period over period	32.7%	12.8%	4.5%	(6.0)%	21.8%	2.0%	(10.5)%	(15.0)%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021

Net income	$37,669	$27,296	$141,152	$114,372
Non-GAAP adjustments:
Stock-based compensation	13,341	10,362	38,818	35,965
Total non-GAAP adjustments	13,341	10,362	38,818	35,965
Tax effect	(3,590)	(2,865)	(10,659)	(9,486)
Total non-GAAP adjustments, net	9,751	7,497	28,159	26,479
Adjusted net income	$47,420	$34,793	$169,311	$140,851
% Change period over period	36.3%	(1.7)%	20.2%	(13.0)%

Insperity | 2022 Third Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts per share)	2022	2021	2022	2021

Diluted EPS	$0.98	$0.70	$3.66	$2.94
Non-GAAP adjustments:
Stock-based compensation	0.35	0.27	1.01	0.92
Total non-GAAP adjustments	0.35	0.27	1.01	0.92
Tax effect	(0.10)	(0.08)	(0.29)	(0.24)
Total non-GAAP adjustments, net	0.25	0.19	0.72	0.68
Adjusted EPS	$1.23	$0.89	$4.38	$3.62
% Change period over period	38.2%	(2.2)%	21.0%	(12.8)%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with public or private debt or equity. We have a revolving credit facility (“Facility”) with a syndicate of financial institutions with a borrowing capacity of $650 million. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.
We had $596.6 million in cash, cash equivalents and marketable securities at September 30, 2022, of which approximately $321.9 million was payable in early October 2022 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $35.8 million represented client prepayments that were payable in October 2022. At September 30, 2022, we had working capital of $167.8 million compared to $116.3 million at December 31, 2021. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2022. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs, which we continually monitor in light of our strategic goals and the uncertainty related to the ongoing impacts of the COVID-19 pandemic.
As of September 30, 2022, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash provided by operating activities in the first nine months of 2022 was $122.0 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended September 30, 2022, the last business day of the reporting period was a Friday, client prepayments were $35.8 million and employment taxes and other deductions were $321.9 million. In the period ended September 30, 2021, the

Insperity | 2022 Third Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
last business day of the reporting period was a Thursday, client prepayments were $74.6 million and employment taxes and other deductions were $198.4 million.
•Workers’ compensation plan funding – During YTD 2022, we received $30.2 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of September 30, 2022, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $25.2 million surplus, $16.2 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at September 30, 2022, were $57.6 million, which is included in accrued health insurance costs, a current liability, on our Condensed Consolidated Balance Sheets.
•Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 20.2% to $169.3 million in the first nine months ended September 30, 2022, compared to $140.9 million in the first nine months ended September 30, 2021. Please read “Results of Operations – First Nine Months 2022 Compared to First Nine Months 2021.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $19.9 million for the nine months ended September 30, 2022, primarily due to property and equipment purchases of $16.4 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $123.4 million for the nine months ended September 30, 2022. We paid $56.9 million in dividends and repurchased or withheld $63.4 million in stock.

Insperity | 2022 Third Quarter Form 10-Q	34

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of September 30, 2022, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2022 Third Quarter Form 10-Q	35

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended September 30, 2022 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
07/01/2022 – 07/31/2022	—	$—	—	1,186,545
08/01/2022 – 08/31/2022	5,616	108.77	5,616	1,180,929
09/01/2022 – 09/30/2022	57,819	103.84	57,484	1,123,445
Total	63,435	$104.28	63,100
____________________________________
(1)During the three months ended September 30, 2022, 335 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of September 30, 2022, we were authorized to repurchase an additional 1,123,445 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2022 Third Quarter Form 10-Q	36

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2022 Third Quarter Form 10-Q	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: October 31, 2022	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2022 Third Quarter Form 10-Q	38