Form 10-K
period 2022-12-31
INSPERITY, INC.
filed 2023-02-10
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the fiscal year ended	December 31, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of February 2, 2023, 37,851,697 shares of the registrant’s common stock, par value $0.01 per share, were outstanding. As of the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates (based upon the June 30, 2022 closing price of the common stock as reported by the New York Stock Exchange) was approximately $3.6 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Part III information is incorporated by reference from the proxy statement for the 2023 annual meeting of stockholders, which the registrant intends to file within 120 days of the end of the fiscal year.

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
Our long-term strategy is to provide the best small and medium-sized businesses in the United States with our specialized human resources service offering and to leverage our buying power and expertise to provide additional valuable services to clients. Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing Solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management, and training and development services, along with our cloud-based human capital management platform, our Insperity PremierTM platform. Workforce Optimization is our most comprehensive HR outsourcing solution and is our primary offering. Workforce Synchronization, which generally is offered only to our middle market client segment, is a lower cost offering with a typically longer commitment that includes the same compliance and administrative services as Workforce Optimization and allows those clients to select, for an additional fee, from the strategic HR products and services that are included with Workforce Optimization.
In addition to our PEO HR Outsourcing Solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Workforce AccelerationTM solution. We also offer a number of other business performance solutions, including Recruiting Services, Employment Screening, Retirement Services, and Insurance Services. These other products and services generally are offered only with our other solutions.
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

2	2022 Form 10-K

BUSINESS
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
As of December 31, 2022, we had 74 physical office locations in 43 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. In addition, we had four regional service centers along with human resources and client service personnel located in a majority of our 43 sales markets, which serviced an average of 307,506 WSEEs per month in the fourth quarter of 2022. Our service centers coordinate PEO HR Outsourcing Solutions for clients on a regional basis and localized face-to-face human resources services.
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

3	2022 Form 10-K

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
Service Offerings
PEO HR Outsourcing Solutions
We serve small and medium-sized businesses by providing our PEO HR Outsourcing Solutions, which encompass a broad range of services. Both of our PEO HR Outsourcing Solutions offer the following:
•payroll and benefits administration
•general HR advice
•health and workers’ compensation insurance programs
•401(k) retirement plan sponsored by us
•employer liability management
•assistance with government compliance
•personnel records management
•access to Insperity Premier for employees, managers, and client owners
Our Workforce Optimization solution also provides additional services that our Workforce Synchronization clients can purchase for an additional fee, including the following:
•employee recruiting and support
•employee performance management
•training and development services

4	2022 Form 10-K

BUSINESS
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
•a group health plan
•a health savings account program
•a health care flexible spending account plan
•a 401(k) retirement plan
•an employee well-being program

5	2022 Form 10-K

BUSINESS
•cafeteria plans for group health and health savings account contributions
•short-term and long-term disability insurance
•an educational assistance program
•an adoption assistance program
•group term life insurance
•accidental death and dismemberment insurance
•critical illness and accident insurance
The group health plan includes medical, dental, vision and prescription drug coverage. All benefit plans are provided to eligible employees based on the specific eligibility provisions of each plan. We are the policyholder responsible for the costs and premiums associated with any group insurance policies that provide benefits under these plans, and we act as plan sponsor and administrator of the plans. We negotiate the terms and costs of the plans, maintain the plans in accordance with applicable federal and state regulations and serve as liaison for the delivery of these benefits to WSEEs and corporate employees. COBRA coverage is extended to eligible terminated WSEEs and other eligible individuals in accordance with applicable law. We believe that the variety and comprehensive nature of our benefit plan offerings are generally not available to employees in our small and medium-sized business target market and allow our clients to compete with the type and level of benefits usually offered only by companies with a larger group of employees. As a result, we believe the availability of these benefit plans provides our clients with a competitive advantage that small and medium-sized businesses are typically unable to attain on their own.
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
•access to a wide range of best-practices human resources management content
For WSEEs:
•access to view, edit, and change a range of employee profile information

6	2022 Form 10-K

BUSINESS
•online check stubs, pay history, W-2 forms, W-4 forms, and other state forms
•employee-specific benefits content, including summary plan descriptions, enrollment status, and tools to assist with benefits selection for Insperity-sponsored plans
•access to 401(k) retirement plan information for covered plans
•e-learning web-based training
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
•performing prospective employee screening and background investigations
•designing performance appraisal processes and tools
•professional development and issues-oriented training
•diversity, equity and inclusion training
•employee coaching and counseling
•substance abuse awareness training
•outplacement services
•compensation guidance
Employer Liability Management. Under the CSA, we assume many of the employment-related responsibilities associated with the administrative functions, benefit plans administration, and human capital management services we provide. For many of those employment-related responsibilities that are the responsibility of the client or of both the client and us, we may assist our clients in managing and limiting liability. This assistance may include safety-related risk management reviews as well as the implementation by our clients of safety programs, for which our clients are responsible, that are designed to reduce workplace accidents and, consequently, workers’ compensation claims. We also provide guidance to clients for avoiding discrimination, sexual harassment and civil rights violations, and we assist with termination decisions when consulted to attempt to minimize liability on those grounds. While we do not provide legal services to our clients, we employ in-house and external counsel who specialize in several areas of employment law, have broad experience in disputes concerning the employer/employee relationship, and provide support to our internal human resources professionals. As part of our comprehensive service, we also maintain employment practice liability insurance coverage for ourselves and our clients, monitor developments in HR-related laws and regulations, and notify clients of the potential effect of such changes on employer liability.

7	2022 Form 10-K

BUSINESS
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
Middle Market Solutions. We believe the middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, has historically been under-served by the PEO industry. Currently, we have a dedicated sales management, service personnel and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector in 2022 increased 23.3% from 2021, and the middle market sector as a percentage of our overall WSEE count also increased over this period, representing approximately 24.9% and 23.8% of our total average paid WSEEs during 2022 and 2021, respectively. Clients with an average number of WSEEs exceeding 1,000 paid WSEEs represented 5.4% and 1.9% of our total average paid WSEEs during 2022 and 2021, respectively.
Other Product and Services Offerings
We offer other product and services offerings on a stand-alone basis and to our PEO HR Outsourcing Solutions clients. We also strive to leverage our relationships with our customers to enable cross-selling of our various products and services.
During 2022 and 2021, revenues from our other products and services offerings as a percentage of our total revenues were 0.7% and 0.9%, respectively.
Following are the key components of our other products and services, which are offered separately or as a bundle:
Comprehensive Traditional Payroll and Human Capital Management Solution. Our Insperity Workforce Acceleration solution is a comprehensive human capital management and payroll services solution for clients that do not choose our PEO HR Outsourcing Solutions. This solution combines a third-party cloud-based human resources software suite that provides integrated payroll, HR administration and employee onboarding, benefits administration, performance management, and time and attendance functionality with HR guidance and tools, as well as reporting and analytics. In addition, through a strategic partner, Workforce Acceleration clients have access to a national, licensed insurance brokerage that specializes in the insurance needs of small businesses.
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
Client Service Agreement
All PEO HR Outsourcing Solutions clients execute a CSA with us. The CSA provides for an ongoing relationship between Insperity and the PEO HR Outsourcing Solutions client. For most clients, the CSA generally establishes pricing for a period of one year and is subject to termination by Insperity or the client upon 30 days’ written notice or upon shorter notice in the event of default. CSAs for our middle market clients generally establish pricing for two years and are subject

8	2022 Form 10-K

BUSINESS
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
Insperity Responsibilities
•Payment of wages and salaries as reported by the client and related tax reporting and remittance (local, state and federal withholding, FICA, FUTA, state unemployment)
•Workers’ compensation compliance, procurement, management and reporting
•Compliance with the Code, COBRA, ERISA and PPACA for Insperity-sponsored employee benefit plans, as well as monitoring changes in other governmental laws and regulations governing the employer/employee relationship and updating the client when necessary
•Offering benefits under Insperity-sponsored employee benefit plans
•Administration of Insperity-sponsored employee benefit plans
Client Responsibilities
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
•Professional licensing requirements, fidelity bonding, and professional liability insurance
•Ownership and protection of all client intellectual property rights
•the Code, COBRA, PPACA, and ERISA compliance for client-sponsored employee benefit plans

9	2022 Form 10-K

BUSINESS
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
By region, our revenue distribution for the year ended December 31, 2022, was as follows:

Percent of Total Revenues
West
21.3%
Northeast
27.6%
Southwest
19.8%
Southeast
13.5%
Central
17.8%

10	2022 Form 10-K

BUSINESS
Please read Note 1 to the Consolidated Financial Statements, “Accounting Policies,” for additional information related to the change in revenues by region.
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
Our PEO HR Outsourcing Solutions client base is broadly distributed throughout a wide variety of industries as follows:

Percent of Client Base by Industry

Retail trade - 3%
Construction - 4%
Not-for-profit and similar organizations - 6%
Engineering, accounting and legal services - 6%
Medical services - 7%
Other - 7%
Wholesale trade - 8%
Manufacturing - 12%
Computer and information services - 15%
Management, administration and consulting services - 15%
Finance, insurance and real estate - 17%

This diverse client base lowers our exposure to downturns or volatility in any particular industry. However, our performance could be affected by a downturn in one of these industries or by general economic conditions within the small and medium-sized business community.
We focus heavily on client retention. During 2022 and 2021, our retention rate was approximately 85% and 82%, respectively. For all PEO HR Outsourcing Solutions clients, the average annual retention rate over the last five years was approximately 84%. Client attrition is attributable to a variety of factors, including: (1) client non-renewal due to price or service factors; (2) client business failure, sale, merger or disposition; (3) our termination of the CSA resulting from the client’s non-compliance or inability to make timely payments; and (4) competition from other PEOs or business services firms.
Marketing and Sales
As of December 31, 2022, we had 92 sales offices located in 43 markets. Our sales offices typically consist of seven to nine Business Performance Advisors (“BPAs”), a district sales manager, and an office administrator. To take advantage of economic efficiencies, multiple sales offices may share a physical location.
We identify markets using a systematic market evaluation and selection process. We continue to evaluate a broad range

11	2022 Form 10-K

BUSINESS
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
We have implemented a sales process that allows our BPAs to offer our PEO HR Outsourcing Solutions or Workforce Acceleration, our traditional payroll solution, to each prospective client with which they meet. This strategy allows us to leverage the same sales force for all of our primary offerings and increases the ability of our BPAs to add clients to our Workforce Acceleration solution when the client is not prepared for PEO HR Outsourcing Solutions. This dual channel approach to selling attempts to reduce barriers to a company becoming a client and allows us to offer solutions better tailored to the specific needs of the business, including at renewal.

12	2022 Form 10-K

BUSINESS
Competition
We provide a value-added, full-service human resources solution through our PEO HR Outsourcing Solutions, which we believe is most suitable to a specific segment of the small and medium-sized business community. This full-service approach is exemplified by our commitment to provide a high level of service and technology personnel, which has produced a ratio of corporate staff to WSEEs (the “staff support ratio”) that is higher than average for the PEO industry. Based on an analysis of the 2019 through 2021 annual NAPEO surveys of the PEO industry, we have successfully leveraged our full-service approach into significantly higher returns for Insperity on a per WSEE per month basis. During the three-year period from 2019 through 2021, our staff support ratio averaged 55% higher than the PEO industry average. During the same three-year period, our gross profit per WSEE and operating income per WSEE exceeded industry averages by 144% and 223%, respectively.
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
Our workers’ compensation coverage (the “Chubb Program”) has been provided through an arrangement with Chubb (formerly ACE) since 2007. The Chubb Program is a fully insured program whereby Chubb has the responsibility to pay all claims incurred under the policies regardless of whether we satisfy our responsibilities. The current workers’ compensation coverage with Chubb expires on September 30, 2023. Chubb has committed to certain expense and premium terms for one additional policy year (through September 30, 2024) subject to certain customary terms and conditions. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur. For additional discussion of the Chubb Program, which includes terms shifting some of the financial responsibility for claims to us, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Workers’ Compensation Costs.”
Information Technology
Insperity utilizes a variety of information technology capabilities to provide its PEO HR Outsourcing Solutions and business performance improvement services to its clients and WSEEs and for its own administrative and management information requirements.

13	2022 Form 10-K

BUSINESS
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
Insperity has hosting facilities located at two separate leased facilities, one of which serves as our primary facility. These facilities host the majority of our business applications, information security and network infrastructure. Each hosting facility houses a mix of primary production applications, disaster recovery, replication and back-up applications, and pre-production environments. Both hosting facilities have the capacity to run all of our critical business applications and have sufficient capacity to handle all of our operations on a stand-alone basis, if required. We have an active Business Continuity Plan, which includes information technology capabilities and we utilize a variety of measures to ensure our Business Continuity Plan remains effective and available.
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

14	2022 Form 10-K

BUSINESS
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
Employee Benefit Plans
We offer various employee benefits plans to eligible employees, including our WSEEs. These plans include:
•a group health plan, which includes medical, dental, vision and prescription drug coverage
•a 401(k) retirement plan
•cafeteria plans under Code Section 125
•a health savings account program
•a welfare benefits plan, which includes life, disability, accidental death and dismemberment, critical illness, and accident insurance, as well as an employee well-being program
•a health care flexible spending account plan
•an educational assistance program
•an adoption assistance program
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
Employer Status and Employee Benefit Plans. We are the sponsor of the employee benefit plans that we offer to eligible WSEEs. Our plans are governed by ERISA and the Code. Our ability to sponsor these plans, to have them governed by ERISA, and to receive favorable tax treatment under the Code is dependent on our status as “employer” of the WSEEs. Employer status is determined under various rules, regulations, and interpretations. While we believe that we qualify as employer under applicable laws, please read Item 1.A. “Risk Factors – A determination that we are not the employer of our WSEEs and an inability to offer alternate benefit plans could have a material adverse effect on our business.”
Patient Protection and Affordable Care Act. For a discussion of the impact of the Patient Protection and Affordable Care Act on our business, please read Item 1A. “Risk Factors—PEO HR Outsourcing Solutions Risks—Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.”

401(k) Retirement Plans. Our 401(k) Retirement Plan for WSEEs is operated pursuant to guidance provided by the IRS under Revenue Procedure 2002-21 and Revenue Procedure 2003-86, each of which provides guidance for the operation of defined contribution plans maintained by PEOs that benefit WSEEs. This guidance provides qualification standards for PEO plans that, if met, negate the inquiry of common law employer status for purposes of the exclusive benefit rule. All of Insperity’s 401(k) Retirement Plans have received determination letters from the IRS confirming the qualified status of the plans.

15	2022 Form 10-K

BUSINESS
Employment Taxes
As a co-employer, Insperity generally assumes responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to our WSEEs. There are essentially three types of federal employment tax obligations included in Subtitle C — Employment Taxes of the Code:
•withholding of income tax requirements governed by Code Section 3401, et seq.
•obligations under FICA, governed by Code Section 3101, et seq.
•obligations under FUTA, governed by Code Section 3301, et seq.
Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.
The SBEA provides a CPEO shall be treated as the employer under Subtitle C – Employment Taxes of the Code and shall be responsible for reporting federal employment taxes on remuneration paid by the CPEO rather than the CPEO clients.
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
Clients who elected to defer the employer portion of social security under the recent CARES Act have sole responsibility for reporting and depositing deferred amounts with the U.S. Treasury.
Unemployment Taxes
We record our state unemployment insurance (“SUI”) tax expense based on taxable wages and tax rates assigned by each state. State unemployment tax rates vary by state and are determined, in part, based on Insperity’s prior years’ compensation and unemployment experience in each state. Certain rates are determined, in part, by each client’s own compensation and unemployment experience. In addition, states have the ability under law to increase unemployment tax rates, including retroactively, to cover deficiencies in the unemployment tax funds. Rate notices are typically provided by the states during, or prior to, the first quarter of each year; however, some notices are received later. Until we receive the final tax rate notices, we estimate our expected SUI rate in those particular states.
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

16	2022 Form 10-K

BUSINESS
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
We had approximately 4,100 corporate employees as of December 31, 2022. We believe our relations with our corporate employees are good. None of our corporate employees are covered by a collective bargaining agreement. The number of BPAs and trained BPAs impacts our ability to grow our customer base. We refer to BPAs who have been employed for two months and completed initial sales training as “trained BPAs.” During 2022 and 2021, the average number of BPAs were 669 and 650, respectively, while the average number of trained BPAs were 601 and 596, respectively.
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

17	2022 Form 10-K

RISK FACTORS
Item 1A.  Risk Factors.
The statements in this section describe the known material risks to our business and should be considered carefully.
Economic Risks
Adverse economic conditions could negatively affect our industry, business, and results of operations.
The small and medium-sized business market is sensitive to changes in economic activity levels as well as the credit markets. As a result, the demand for the outsourced HR services we provide clients could be adversely impacted by weak economic conditions or difficulty obtaining credit. Current and prospective clients may respond to such conditions by reducing employment levels, compensation levels, employee benefit levels and outsourced HR services. In addition, during periods of weak economic conditions, current clients may have difficulty meeting their financial obligations to us and may select alternative HR services at more competitive rates than we offer. Further, our growth is partially dependent on hiring of new employees by our existing clients, which may be negatively impacted during periods of tight labor markets, such as the low unemployment environment experienced during 2022, and during economic slowdowns, such as the high unemployment levels experienced during 2020. Such developments could adversely impact our financial condition, results of operations and future growth rates.
The economic impact of the COVID-19 pandemic has adversely affected our business. The current pandemic may have, and a future outbreak of other highly infectious or contagious diseases could have, a material and adverse impact on our business, results of operations, financial condition and cash flows.
The spread of the COVID-19 virus has created significant volatility, uncertainty and economic disruption, including actions taken by businesses and governments in response to the pandemic that have resulted or could result in a significant reduction in commercial activity. The extent to which the COVID-19 pandemic or future pandemics impact our business, operations, financial results and financial condition will depend on numerous evolving factors that are highly uncertain and that we may not be able to accurately predict, including:
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
While the COVID-19 pandemic is continuing and even after it has subsided, we may experience material adverse impacts to our business, operations and financial results due to any existing or continuing negative economic impact, including a recession, depression, or periods of supply shortages or high inflation, such as experienced in 2022.
The spread of the COVID-19 virus has changed, and future pandemics may change further, how and when we incur health insurance costs under our health insurance contract with United. We have experienced, and may continue to experience, changes in quarterly levels and timing of both medical and pharmaceutical health insurance claims and processing payment patterns. For example, government imposed testing and/or vaccination and treatment mandates, restrictions on certain elective health care treatments; costs associated with vaccination administration, testing, and

18	2022 Form 10-K

RISK FACTORS
treatment; and changes in treatment delivery options may continue to significantly alter our health care claim trends as compared to historic norms. Our ability to estimate health care claim trends became more difficult due to the testing, vaccination and treatment costs and as participant utilization of health care services are deferred or canceled while stay-at-home orders and social distancing requirements are enacted or recommended by state and local governments. Furthermore, our ability to predict the rate at which participants will increase utilization of health care services in future periods is also difficult.
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
The economic disruptions caused by a pandemic may cause customers to have difficulty meeting their financial obligations to us or increase business failures. As a co-employer, we assume the obligation to pay the salaries, wages and related benefits, and related payroll taxes associated with the WSEEs. An increase in the number of clients unable to pay us would result in an increase in bad debts, which could have a material adverse effect on our financial condition and results of operations.
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
The COVID Relief Programs created various programs and incentives to assist businesses and individuals managing through the COVID-19 pandemic. Certain of these programs and incentives have required us to make changes to our systems that manage leave, payroll and payroll-related tax calculation, and invoicing and collection of service fees, COBRA participation, and client reporting. The CARES Act allowed companies to defer certain payroll taxes, which were reflected in the payrolls we processed for clients electing deferrals. Client companies are liable for repaying the deferred amounts to the IRS; however, the IRS has not yet clarified how such deferred amounts will be properly applied to companies utilizing a PEO and, if and when issued, such guidance may require further revisions to our systems or processes. In addition, PEO clients are dependent on the PEO to process Employee Retention Tax Credits (“ERC”) on a consolidated basis, including amending previously filed payroll tax forms with the IRS. The IRS has experienced significant backlogs of amended tax forms from employers seeking ERC refunds. In addition, various states and localities and the federal government may enact further legislation that may require further changes to our processes and systems or that may expand the coverage afforded to WSEEs under our health and workers’ compensation programs. If we experience extended IRS delays related to ERC credits on behalf of clients, or are unable to timely make these changes, incur substantial additional costs in doing so, or are otherwise adversely affected by these requirements, then we may face fines, penalties, other regulatory action, or litigation relating to such failure, which could further adversely impact our PEO state licenses or registrations, our CPEO status, our results of operations and our ability to attract and retain clients.
The nature of the COVID-19 pandemic or other future pandemic precludes any prediction as to its full adverse impact. Nevertheless, the COVID-19 pandemic presents, and other future pandemics may present, material uncertainty and risk with respect to our business, and may have a material adverse effect on our financial condition, results of operations, cash flows and business.

19	2022 Form 10-K

RISK FACTORS
Labor shortages and increasing competition for highly skilled workers could have a material adverse effect on our business, financial condition or results of operations.
The success of our business is heavily dependent on our ability to attract and retain a skilled workforce, including in our service and sales positions. Several factors may limit the labor force available to us or increase our labor costs, including high employment levels, strong macroeconomic conditions, federal unemployment subsidies, and other governmental regulation. As macroeconomic conditions improved throughout 2022 and 2021, the labor market tightened, resulting in increased employee turnover and skilled labor shortages. Increasing competition for highly skilled and talented workers may make it increasingly difficult and expensive for us to attract and retain a service team capable of supporting our clients or a sales team that is effective in selling our complex service offerings to clients. An overall or prolonged labor shortage, increased turnover, or labor inflation could have a material adverse impact on our growth plans, client service delivery, results of operations and financial condition.
Inflation may reduce our profitability.
Inflationary pressure could adversely impact our profitability. Our operating costs have increased, and may continue to increase, due to the recent growth in inflation. We may not be able to fully offset these cost increases by raising prices for our services, particularly because our client agreements generally fix our pricing for a period of time, which could result in downward pressure on our profit margins. Further, our clients may choose to reduce their business with us if we increase our pricing.
Geographic market concentration makes our results of operations vulnerable to regional economic factors.
Our New York, California and Texas markets accounted for approximately 10%, 16% and 18% (including 7% in Houston), respectively, of our WSEEs for the year ended December 31, 2022. Accordingly, unless we are successful in expanding in our current markets and into new markets, which we believe will take additional time, for the foreseeable future, a significant portion of our revenues may be subject to economic, statutory, and regulatory factors specific to New York, California, and Texas.
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

20	2022 Form 10-K

RISK FACTORS
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
Health insurance costs are in part determined by our plans’ claims experience and comprise a significant portion of our direct costs. Our health insurance coverage is provided under policies or service contracts that are fully insured. United is the carrier that insures the majority of our coverage. Although all of our carriers remain responsible to pay all covered claims, under our health insurance contract with United, we retain an obligation to United to fund the cost of the plan. The profitability of our PEO HR Outsourcing Solutions is affected by the overall expenses associated with the cost of delivering our services, one of the largest of which is the cost of our health insurance. Our ability to accurately anticipate the expenses associated with the plans, including claims costs on a quarterly or annual basis, can impact our results of operations. If the plans experience an unexpected increase in the number or severity of claims, our associated health insurance costs could increase beyond anticipated levels, as we experienced in 2019 and 2021. These costs are further impacted by a number of factors, including coverage options elected by employees, macro-economic changes, proposed and enacted regulatory changes and wide-spread health-related outbreaks. Contractual arrangements and competitive market conditions may limit or delay our ability to increase service fees to offset any associated potential increased costs associated with the plans, which could substantially impair our financial condition or results of operations. Further, if the overall pricing of our services includes cost assumptions based on inaccurate forecasts of plan expenses, our profitability or our ability to attract and retain clients may be adversely impacted. As a result, if we do not accurately forecast the costs of our plans, our business, financial condition or results of operations may be materially adversely affected. For additional information related to our health insurance costs, please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Benefits Costs.”

21	2022 Form 10-K

RISK FACTORS
Health care reform could affect our health insurance plan and could lead to a significant disruption in our business.
The Patient Protection and Affordable Care Act (“PPACA”) was signed into law on March 23, 2010. The PPACA was subsequently amended on March 30, 2010 by the Reconciliation Act (collectively, the “Act”). The Act entails sweeping health care reforms with some provisions in the Act still requiring the issuance of additional guidance from the U.S. Department of Health and Human Services (“HHS”) and the states. The future impact of the following provisions or changes to the provisions of the Act, or future legislative actions, is unknown and, if any such developments were to reduce our ability to make health care benefits available to WSEEs or were to make our offerings less attractive to our clients, then our business, financial condition, and results of operations may be materially adversely affected.
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
The Act also ushered in a number of insurance market reforms for the small group and individual markets. The reforms required guaranteed issue and renewability of coverage, eliminated certain underwriting practices by issuers, consolidated the number of risk pools in each state and restricted the permissible factors and variable ranges of those factors that can be considered in determining health insurance premiums. Transition relief permitted states to delay the effective date of some of these reforms. In addition, various states have adopted or are considering reforms that may impact the requirements for or availability of PEO-sponsored health plans. At this time, the insurance market reforms have not had a material adverse impact on our business operations, and if any future changes impact our ability to attract and retain clients, or our ability to increase service fees to offset any increased costs, then our business may be materially adversely affected.

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

22	2022 Form 10-K

RISK FACTORS
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

23	2022 Form 10-K

RISK FACTORS
The current workers’ compensation coverage with Chubb expires on September 30, 2023. In the event we are unable to secure replacement coverage on competitive terms, significant disruption to our business could occur.
Our ability to adjust and collect service fees for increases in unemployment tax rates may be limited.
We record our SUI expense based on taxable wages and tax rates assigned by each state. SUI tax rates vary by state and are determined, in part, based on prior years’ compensation experience in each state. Prior to the receipt of final rate notices, we estimate our expected SUI rate in those states for which rate notices have not yet been received for purposes of forecasting and pricing. In a period of adverse economic conditions, state unemployment funds may experience a significant increase in the number of unemployment claims. Accordingly, SUI rates would likely increase substantially. Some states have the ability under law to increase SUI rates retroactively to cover deficiencies in the unemployment fund. In addition, FUTA may be retroactively increased in certain states in the event the state fails to timely repay federal unemployment loans, as we recently experienced with California, Connecticut, Illinois, and New York in 2022.
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
Our standard CSA can generally be canceled by us or the client with 30 days’ notice. Accordingly, the short-term nature of the CSA makes us vulnerable to potential cancellations by existing PEO HR Outsourcing solution clients, which could materially and adversely affect our financial condition or results of operations. Our middle market sector, which we generally define as those companies with employees ranging from approximately 150 to 5,000 WSEEs, represented 25% of our average paid WSEEs and clients with an average number of WSEEs that exceed 1,000 WSEEs represented 5% during 2022. In the event we have large clients that terminate or an increase in terminating clients from our middle market client base, the financial impact of such an event could be significant. Also, our results of operations are dependent in part upon our ability to retain or replace our clients upon the termination or cancellation of the CSA. Our client attrition rate was approximately 15% in 2022. There can be no assurance that the number of contract cancellations will continue at these levels and such cancellations may increase in the future due to various factors, including economic conditions in the markets we operate. Clients electing to purchase our services or electing an alternative solution often do so at the beginning of the calendar year. As a result, we typically experience our largest concentration of new client additions and attrition in the first quarter of each year.
Our loss of insurance coverage, the failure of our insurance carriers or increased insurance costs or deductibles could have a material adverse effect on us.
As part of our PEO HR Outsourcing Solutions, in addition to our health insurance carriers, we contract with other insurance carriers to provide workers’ compensation insurance and employment practices liability insurance. In addition, we obtain insurance coverage for various commercial risks in our business such as property insurance, errors and omissions insurance, cyber liability insurance, general liability insurance, fiduciary liability insurance, automobile liability insurance, and directors’ and officers’ liability insurance. The failure of any insurance carrier, such as occurred in 2001 with respect to a previous workers’ compensation insurance provider, providing such coverage could leave us exposed to uninsured risk and could have a material adverse effect on our business and results of operations. In addition, in the event that our primary health carriers in any key market make material changes to their network of health care providers or facilities, such as the discontinuation of prominent hospital networks in key markets on occasion by a carrier in connection with their ongoing negotiations with those networks, then our ability to attract and retain clients in that market may be adversely affected, which could have a material adverse effect on our business and results of operations. Further, we have experienced an increase in insurance premiums for our corporate policies as well as an increase in the deductible amounts for which we retain liability and a decrease in coverage limits. If these premiums or deductible amounts continue to increase, or coverage limits continue to decrease we would have increased exposure with respect to costs and insurance claims, which could have a material adverse effect on our business and results of operations.

24	2022 Form 10-K

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

25	2022 Form 10-K

RISK FACTORS
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
We offer a lower priced reduced service level PEO offering referred to as Workforce Synchronization in response to certain middle market client needs and the evolving PEO marketplace. As of December 2022, approximately 13% of our WSEEs were co-employed by Workforce Synchronization clients. In the event we were to experience a significant increase in the number of clients using the Workforce Synchronization offering or increased pricing pressures in the PEO marketplace without corresponding reductions in operating costs, our operating margins may decline, which could have a material adverse impact on our financial condition or results of operations.
Technology Risks
Evolving regulations, market trends and client expectations require us to constantly enhance and expand our service and technology offerings.
The HR services industry is experiencing rapid technological advances to meet client expectations and expanding regulations. As new regulations are adopted, we must modify our systems to address these changes in the law, such as

26	2022 Form 10-K

RISK FACTORS
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
Many of the HR services offerings we provide to clients are conducted through a technology infrastructure using both internally developed and purchased commercial software, a wide variety of hardware infrastructure technologies, and a multi-carrier wide area network. The processing of payroll, benefits and other transactions is dependent upon this complex infrastructure, some of which is provided by third-party vendors. We must manage all of these systems, and are dependent on third parties to manage the systems that we obtain from them, including any upgrades, replacements or enhancements, to ensure that they continue to support our services. For example, we are currently working on a multi-year project to replace our sales force automation system and our customer relationship management (“CRM”) system with a single CRM solution to be used widely across the company. We continue to monitor and make changes to our proprietary system for our PEO HR Outsourcing Solutions for compliance and modernization. Any delays or failures resulting from network outages; planned upgrades, enhancements, or replacements of software, hardware, or other systems, including in connection with our CRM replacement project or any updated for compliance and modernization of systems; or other data processing disruptions, even for a brief period of time, could result in our inability to timely process transactions. The speed with which we, or third-party vendors, are able to address significant cybersecurity incidents may be influenced by the cooperation of certain government agencies. We may also incur significant costs in the future to protect against damage or disruptions that could be caused by cybersecurity incidents. If such failures cause us to not meet client service expectations or to breach our obligations to our clients, we may lose existing clients, have difficulty attracting new clients, incur regulatory penalties or liability to our clients, or suffer other financial losses, which may have a material adverse effect on our business and financial condition.
We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of data theft, cyberattacks or other security vulnerabilities.
In connection with our offerings, we collect, use, transmit and store large amounts of personal and business information about our WSEEs, employees paid under our traditional payroll solution, and clients, including payroll information, personal and business financial data, social security numbers, bank account numbers, tax information and other sensitive personal and business information. Attacks on information technology systems continue to grow in frequency and sophistication, and we and our third-party vendors are targeted by unauthorized parties using malicious tactics, code and viruses. Hardware or applications we develop or procure from third-party vendors may contain defects in design or other problems that could unexpectedly compromise the confidentiality, integrity or availability of data or our systems. Because the techniques used to obtain unauthorized access and disable or sabotage systems change frequently and may be difficult to detect for long periods of time, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventive measures. As these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities. We have limited ability to monitor the implementation of similar safeguards by our vendors and do not have the ability to monitor such implementation by our clients or their employees, including WSEEs.
In addition, our services also involve the use and disclosure of personal and business information to us that could be used by a malicious party to commit identity theft or otherwise gain access to the data or funds of our clients or their employees, including WSEEs. If any person, including any corporate employee, misappropriates or misuses such funds, documents or data, we may have liability for damages, and our reputation could be substantially harmed and we may have other liabilities that could have a material adverse effect on our business.

27	2022 Form 10-K

RISK FACTORS
Any cyberattack, unauthorized intrusion, malicious software infiltration, network disruption, denial of service attack, ransomware attack, corruption of data, theft of private or other sensitive information, or similar malicious act by a party (including our employees), or inadvertent acts or omissions by our vendors or our own employees, could result in the loss, disclosure or misuse of confidential or proprietary information, and could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause a loss of confidence in our ability to serve clients. We may not have adequate insurance coverage to compensate us for losses from a security incident. Accordingly, the impact of a data security incident could have a material adverse effect on our business, results of operations and financial condition.
Failure to comply with privacy, data protection and cybersecurity laws and regulations could have a material adverse effect on our reputation, results of operations or financial condition, or have other adverse consequences.
We are subject to various laws, rules and regulations relating to the collection, use, transmission and security and privacy of personal and business information. Most states and the District of Columbia have enacted notification rules that may require notification to regulators, clients or employees in the event of a privacy breach. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs. It is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material adverse effect on our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. For example, we incurred additional costs and reallocated internal resources in order to comply with the requirements of the California Privacy Rights Act (“CPRA”), which amended the California Consumer Privacy Act of 2018 (“CCPA”) and became effective on January 1, 2023, and we expect to incur additional costs and reallocate additional resources when the final regulations under the CPRA are released. Other states have adopted or are currently contemplating additional privacy requirements. The future enactment of similar laws, rules or regulations could have a material adverse impact on us through increased costs or restrictions on our businesses and noncompliance could result in regulatory penalties and significant liability. Additionally, any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us.
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
Other Operational Risks
Failure to integrate or realize the expected return on future product offerings, including through acquisitions and investments, could have a material adverse impact on our financial condition or results of operations.

28	2022 Form 10-K

RISK FACTORS
We have adopted a strategy to market and sell additional solutions within and outside of our PEO HR Outsourcing Solutions. As part of this strategy, periodically we make strategic long-term decisions to partner with, invest in and/or acquire new companies, business units or assets in order to offer new or enhanced solutions. Offering new solutions involves a number of risks such entering markets or businesses in which we have no prior experience and that may be highly regulated; failing to integrate the new solution into our product and service offerings; diversion of technology, service, marketing, management and other teams from other business concerns; in the case of an investment or acquisition, over-valuation of the targeted business; and litigation or government action resulting from the activities of an acquired company or from offering the new solution in a non-compliant manner. The occurrence of one or more of these events could result in the loss of existing or prospective clients or employees, not achieving anticipated revenues or profitability, impairment of acquired assets, and substantial liability. Such developments could have a material impact to our financial condition, results of operations, and future growth rates.

29	2022 Form 10-K

OTHER INFORMATION
Item 1B.  Unresolved Staff Comments.
None.

30	2022 Form 10-K

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
Corporate Facilities
Our corporate headquarters is located in Kingwood, Texas, in a campus-style facility. This 33-acre company-owned office campus includes 700,000 square feet of office space and approximately 6 acres of undeveloped land for future expansion. Development and support operations are located in the Kingwood facility.
We currently operate two hosting facilities, totaling approximately 2,000 square feet, that are in different locations. The hosting facilities house the majority of our business applications, telecommunications equipment and network equipment. The facilities, located in Allen, Texas, and Bryan, Texas, are under lease until 2028 and 2024, respectively.
Service Centers
We currently have four regional service centers located in Atlanta, Dallas, Houston and Los Angeles.
The Atlanta service center, which currently services approximately 34% of our WSEE base, is located in a 47,800 square foot facility under lease until 2024.
The Dallas service center, which currently services approximately 22% of our WSEE base, is located in a 48,100 square foot facility under lease until 2023. In addition to the service center operations, the facility also contains sales operations.
The Houston service center, which currently services approximately 23% of our WSEE base, is located on our corporate campus.
The Los Angeles service center, which currently services approximately 21% of our WSEE base, is located in a 39,000 square foot facility under lease until 2029. In addition to the service center operations, the facility also contains sales operations.
Sales and Service Offices
As of December 31, 2022, we had sales and service personnel in 74 facilities located in 43 sales markets throughout the United States. All of the facilities are leased and some are shared by multiple sales offices and/or client service personnel. As of December 31, 2022, we had 92 sales offices in these 43 markets. To take advantage of economic efficiencies, multiple sales offices may share a physical location. Each sales office is typically staffed by seven to nine BPAs, a district sales manager and an office administrator. In addition, we have placed certain client service personnel in a majority of our sales markets to provide high-quality, localized service to our clients in those major markets. We expect to continue placing client service personnel in sales markets as a critical mass of clients is attained in each market.

31	2022 Form 10-K

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

32	2022 Form 10-K

MINE SAFETY DISCLOSURES

Item 4.  Mine Safety Disclosures.
Not applicable.

33	2022 Form 10-K

EXECUTIVE OFFICERS
Item S-K 401 (b).  Executive Officers of the Registrant.
The following table sets forth the names, ages (as of February 2, 2023) and positions of Insperity’s executive officers:

Name	Age	Position

Paul J. Sarvadi	66	Chairman of the Board and Chief Executive Officer
A. Steve Arizpe	65	President and Chief Operating Officer
Douglas S. Sharp	61	Executive Vice President of Finance, Chief Financial Officer and Treasurer
Daniel D. Herink	56	Executive Vice President of Legal, General Counsel and Secretary
James D. Allison	54	Executive Vice President of Gross Profit Operations

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
A. Steve Arizpe was promoted to President and Chief Operating Officer in May 2019 from the position of Executive Vice President of Client Services and Chief Operating Officer, which he had held since August 2003. He joined Insperity in 1989 and has served in a variety of roles prior to those positions, including Houston Sales Manager, Regional Sales Manager and Vice President of Sales. Prior to joining Insperity, Mr. Arizpe served in sales and sales management roles for NCR Corporation and Clarke-American. He has also served as a director of the Texas Chapter of NAPEO, on the board of CultureShapers, an organization devoted to area high school students pursuing their interests in the visual and performing arts, and on the board of the Cynthia Woods Mitchell Pavilion. Mr. Arizpe graduated from Texas A&M University in 1979, earning his degree in Business Management. he currently serves as director of Somebody Cares America, a nonprofit organization that engages in disaster response, compassionate outreach and leadership development.
Douglas S. Sharp has served as Executive Vice President of Finance, Chief Financial Officer and Treasurer since July 2022. He served as Senior Vice President of Finance, Chief Financial Officer and Treasurer from May 2008 to July 2022. He served as Vice President of Finance, Chief Financial Officer and Treasurer from August 2003 until May 2008. Mr. Sharp joined Insperity in January 2000 as Vice President of Finance and Controller. From July 1994 until he joined Insperity, he served as Chief Financial Officer for Rimkus Consulting Group, Inc. Prior to that, he served as Controller for a small publicly held company; as Controller for a software company; and as an Audit Manager for Ernst & Young LLP. Mr. Sharp has served as a member of the Accounting Practices Committee of NAPEO. Mr. Sharp is also a certified public accountant.

Daniel D. Herink has served as Executive Vice President of Legal, General Counsel and Secretary since July 2022. Mr. Herink joined Insperity in 2000 as Assistant General Counsel and was promoted to Associate General Counsel in 2002. He was promoted and elected to Vice President of Legal, General Counsel and Secretary in May 2007. He served as Senior Vice President of Legal, General Counsel and Secretary from May 2008 to July 2022. Mr. Herink previously served as an attorney at Rodriguez, Colvin & Chaney, L.L.P. and McGinnis, Lochridge & Kilgore, L.L.P. He earned his Bachelor of Science degree in business administration from the University of Nebraska and a Doctorate of Jurisprudence from The University of Texas School of Law, where he was a member of the Texas Law Review and The Order of the Coif.
James D. Allison has served as Executive Vice President of Gross Profit Operations since July 2022. Mr. Allison joined Insperity in 1997 and has held positions of increased responsibility, including Manager of Financial Reporting, Director of Accounting, Managing Director of Planning and Analysis, Managing Director of Finance, Senior Vice President of Pricing and Cost Analysis, and Senior Vice President of Gross Profit Operations. Mr. Allison has served on the Accounting Practices Committee of NAPEO and, prior to joining Insperity, he worked in the audit practice of Ernst & Young LLP. Mr. Allison earned his Bachelor of Business Administration and Master in Professional Accounting degrees from the University of Texas and is a certified public accountant.

34	2022 Form 10-K

STOCK ACTIVITIES
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “NSP.” As of February 2, 2023, there were 64 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”
Dividend Policy
During 2022, we paid dividends of $76.6 million. The payment of dividends is made at the discretion of our Board and depends upon our operating results, financial condition, capital requirements, general business conditions and such other factors as our Board deems relevant.
Issuer Purchases of Equity Securities
The following table provides information about our purchases of Insperity common stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Number of Shares that may yet be Purchased under the Program(1)
10/01/2022 —10/31/2022	38,285	$101.95	38,285	1,085,160
11/01/2022 — 11/30/2022	—	—	—	1,085,160
12/01/2022 — 12/31/2022	53,055	112.36	53,000	1,032,160
Total	91,340	$108.00	91,285
__________________________________
(1)Our Board has approved a program to repurchase shares of our outstanding common stock. During the three months ended December 31, 2022, 91,285 shares were repurchased under the program. As of December 31, 2022, we were authorized to repurchase an additional 1,032,160 shares under the program. Unless terminated earlier by resolution of the Board, the repurchase program will expire when we have repurchased all the shares authorized for repurchase under the repurchase program.

(2)During the three months ended December 31, 2022, 55 shares were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program described above.

35	2022 Form 10-K

STOCK ACTIVITIES
Performance Graph
The following graph compares our cumulative total stockholder return since December 31, 2017, with the S&P Smallcap 600 Index, the S&P Midcap 400 Index, and the S&P Composite 1500 – Human Resource & Employment Services Index. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 on December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insperity, Inc., the S&P Smallcap 600 Index, the S&P Midcap 400 Index and the S&P Composite 1500 – Human Resource and Employment Services Index
*$100 invested on 12/31/17 in Insperity stock or in the specified index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/17	12/18	12/19	12/20	12/21	12/22

Insperity, Inc.	100.00	164.21	153.12	148.29	222.70	218.43
S&P Smallcap 600	100.00	91.52	112.37	125.05	158.59	133.06
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
S&P Composite 1500 – Human Resource & Employment Index	100.00	83.73	102.81	103.69	156.71	117.07

This graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.
Item 6.   [Reserved].

36	2022 Form 10-K

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
In addition to our PEO HR Outsourcing Solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Workforce AccelerationTM solution, our traditional payroll solution. We also offer a number of other business performance solutions, including Recruiting Services, Employment Screening, Retirement Services, and Insurance Services. These other products or services generally are offered only with our other solutions.
2022 Highlights
•Average number of WSEEs paid per month increased 17.7% to 295,005. Revenues increased 19.4% on the 17.7% WSEE growth and a 1.5% increase in revenue per WSEE.
•We ended 2022 averaging 307,506 paid WSEEs in the fourth quarter of 2022, which represents a 14.3% increase over the fourth quarter of 2021. We expect the average number of paid WSEEs per month to be between 317,000 and 326,000 for the full year 2023, an increase of 7.5% to 10.5%.
•Approximately 24.9% and 23.8% of our average paid WSEEs were in our middle market sector for the years ended December 31, 2022 and 2021, respectively, which is generally defined as companies with 150 to 5,000 WSEEs.
•Gross profit increased 23.3% to $1.0 billion, primarily due to the 17.7% growth in the average number of WSEEs paid per month and a 4.8% increase in gross profit per WSEE.
•Our average gross profit per WSEE per month increased from $273 in 2021 to $286 in 2022.
•Operating expenses increased 17.7% in 2022 to $761.0 million, and included increases in salary and wages, marketing, travel and event costs and the implementation of a CRM solution. On a per WSEE per month basis, operating expenses remained flat at $215 in both 2021 and 2022.
•Net income and diluted earnings per share (“Diluted EPS”) increased 44.5% to $179.4 million and 45.9% to $4.64, respectively.
•Adjusted EBITDA increased 38.2% to $352.3 million.

37	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Adjusted net income increased 40.2% to $215.9 million.
•Adjusted EPS increased 41.5% to $5.59.
•Our adjusted EBITDA per WSEE per month increased 17.6% from $85 in 2021 to $100 in 2022.
•We ended 2022 with working capital of $158.5 million.
•During 2022, we paid $76.6 million in dividends, repurchased approximately 770,000 shares of our common stock at a cost of $73.3 million and paid $30.4 million in capital expenditures.
Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA, adjusted net income and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
COVID-19 Pandemic
The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in significant changes in U.S. economic activity and to the workplace in general. While uncertainties continue regarding the pandemic, including its duration, future variants, and its longer-term impacts we believe we are well-positioned to continue to adjust our business plans and workforce practices as conditions change. In response to the pandemic’s impact on the workplace, we implemented flexible remote working arrangements for our employees. To serve our clients, we have instituted a number of service offerings and developed COVID-19 resources to assist clients with obtaining government provided tax credits, tax deferrals, loans, and loan forgiveness and to provide guidance to assist clients with addressing the challenges faced by employers as a result of the pandemic. These service offerings and guidance to assist clients with the impact of the pandemic include additional benefits support, remote workforce transition, monitoring and educating on regulatory changes, including vaccine mandates, return to the workplace and workplace safety.
We experienced a 1.2% increase in the year-over-year benefits costs per covered employee during 2022 compared to 2021, as the level of COVID-19 related claims decreased substantially. During 2023 and possibly beyond 2023, benefits costs trends may continue to be affected by the dynamics of the pandemic, including the impact on healthcare utilization and COVID-19 testing, vaccination and treatment costs. These costs have resulted and may continue to result in a higher or more volatile level of healthcare claims costs than our historical claim cost trends. We have experienced a reduced frequency in workers’ compensation claims since the beginning of the pandemic, driven by the trend toward hybrid and remote work. While certain COVID-19 cases are covered under workers’ compensation, they have not had a material impact on our workers’ compensation costs.
The extent to which our future results are affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the scope, duration and magnitude of the pandemic, impacts of changes in or variants of the COVID-19 virus, actions by businesses and governments in response to the pandemic, including programs designed to assist small and medium-sized businesses with the economic impact of the pandemic; and the speed and effectiveness of responses to combat the virus, including the development, availability, and acceptance of therapeutics and vaccines. See Part I, Item 1A. “Risk Factors” for additional information.
Revenues
We account for our revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our PEO HR Outsourcing Solutions gross billings to clients include the payroll cost of each WSEE at the client location and a markup computed as a percentage of each WSEEs payroll cost. We invoice the gross billings concurrently with each periodic payroll of our WSEEs. Revenues, which exclude the payroll cost component of gross billings, and therefore, consist solely of the markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite. This markup includes pricing components associated with our estimates of payroll taxes, benefits and workers’ compensation costs, plus a separate component related to our HR services. Revenues that have been recognized but not invoiced represent unbilled accounts receivable included in accounts receivable, net on our Consolidated Balance Sheets.
Our revenues are primarily dependent on the number of clients enrolled, the resulting number of WSEEs paid each period and the number of WSEEs enrolled in our benefit plans. Because our total markup is computed as a percentage of payroll

38	2022 Form 10-K

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
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services
◦administrative costs, such as postage, printing and supplies
◦employee travel and training expenses

39	2022 Form 10-K

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
We believe the following accounting policies are critical and/or require significant judgments and estimates used in the preparation of our Consolidated Financial Statements:
•Benefits costs — We provide group health insurance coverage under a single-employer plan that covers both our WSEEs in our PEO HR Outsourcing Solutions and our corporate employees and utilizes a national network of carriers including United, UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.
The health insurance contract with United provides the majority of our health insurance coverage. As a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Accordingly, we record the costs of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”), as benefits expense in the Consolidated Statements of Operations. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs.
Effective January 1, 2020, we entered into an arrangement whereby our financial responsibility is limited to the first $1 million of paid claims per claimant per year. Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for

40	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and we would accrue a liability for the excess costs on our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement with United require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. As of December 31, 2022, Plan Costs were more than the net premiums paid and owed to United by $3.7 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $5.3 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. In addition, the premiums owed to United at December 31, 2022, were $46.4 million, which is also included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
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
The following table illustrates the sensitivity of changes in the completion rate on our estimate of total benefits costs of $2.6 billion in 2022:

Change in Completion Rate	Change in Benefits Costs (in thousands)	Change in Net Income (in thousands)

(2.5)%	$(25,675)	$18,762
(1.0)%	(10,270)	7,505
1.0%	10,270	(7,505)
2.5%	25,675	(18,762)

•Workers’ compensation costs — Since 2007, our workers’ compensation coverage has been provided through an arrangement with Chubb. The Chubb Program is fully insured in that Chubb has the responsibility to pay all claims incurred under the policy regardless of whether we satisfy our responsibilities. Under the Chubb Program for claims incurred on or before September 30, 2019, we have financial responsibility to Chubb for the first $1 million layer of claims per occurrence and, for claims over $1 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1 million. Effective for claims incurred on or after October 1, 2019, we have financial responsibility to Chubb for the first $1.5 million layer of claims per occurrence and, for claims over $1.5 million, up to a maximum aggregate amount of $6 million per policy year for claims that exceed $1.5 million.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2022 and 2021, we reduced accrued workers’ compensation costs by $42.2 million and $41.7 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 2.9% in 2022 and 0.6% in 2021) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

41	2022 Form 10-K

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
The following table illustrates the sensitivity of changes in the loss development rate on our estimate of workers’ compensation costs totaling $66.1 million in 2022:

Change in Loss Development Rate	Change in Workers’ Compensation Costs (in thousands)	Change in Net Income (in thousands)

(5.0)%	$(4,006)	$2,929
(2.5)%	(2,003)	1,464
2.5%	2,003	(1,464)
5.0%	4,006	(2,929)

At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2022, we received $30.2 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2022, we had restricted cash of $49.8 million and deposits of $196.4 million. We have estimated and accrued $229.4 million in incurred workers’ compensation claim costs as of December 31, 2022. Our estimate of incurred claim costs expected to be paid within one year is recorded as accrued workers’ compensation costs and is included in short-term liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in long-term liabilities in our Consolidated Balance Sheets.
•Contingent liabilities — We accrue and disclose contingent liabilities in our Consolidated Financial Statements in accordance with ASC 450-10, Contingencies. GAAP requires accrual of contingent liabilities that are considered probable to occur and that can be reasonably estimated. For contingent liabilities that are considered reasonably possible to occur, financial statement disclosure is required, including the range of possible loss if it can be reasonably determined. From time to time, we disclose in our financial statements issues that we believe are reasonably possible to occur, although we cannot determine the range of possible loss in all cases. As issues develop, we evaluate the probability of future loss and the potential range of such losses. If such evaluation were to determine that a loss was probable and the loss could be reasonably estimated, we would be required to accrue our estimated loss, which would reduce net income in the period that such determination was made.
•Allowance for doubtful accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to pay their comprehensive service fees. We believe that the success of our business is heavily dependent on our ability to collect these comprehensive service fees for several reasons, including:
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

42	2022 Form 10-K

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
Results of Operations
The following table summarizes our key financial and statistical information related to our results of operations:

(in thousands, except per share and statistical data)	Year Ended December 31,			% Change
	2022	2021	2020	2022 v 2021	2021 v 2020

Financial data:
Revenues(1)	$5,938,818	$4,973,070	$4,287,004	19.4%	16.0%
Gross profit	1,011,233	820,102	806,854	23.3%	1.6%
Operating expenses	760,994	646,773	612,165	17.7%	5.7%
Operating income	250,239	173,329	194,689	44.4%	(11.0)%
Other income (expense)	(4,814)	(5,011)	(5,419)	(3.9)%	(7.5)%
Net income	179,350	124,080	138,237	44.5%	(10.2)%
Diluted EPS	4.64	3.18	3.54	45.9%	(10.2)%

Non-GAAP financial measures(2):
Adjusted net income	$215,947	$154,026	$181,314	40.2%	(15.1)%
Adjusted EBITDA	352,295	254,946	288,620	38.2%	(11.7)%
Adjusted EPS	5.59	3.95	4.64	41.5%	(14.9)%

Average WSEEs paid	295,005	250,745	234,223	17.7%	7.1%

Statistical data (per WSEE per month):
Revenues(3)	$1,678	$1,653	$1,525	1.5%	8.4%
Gross profit	286	273	287	4.8%	(4.9)%
Operating expenses	215	215	218	—	(1.4)%
Operating income	71	58	69	22.4%	(15.9)%
Net income	51	41	49	24.4%	(16.3)%
Adjusted EBITDA(2)	100	85	103	17.6%	(17.5)%
___________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020

Gross billings	$40,126,910	$33,318,693	$28,168,611
Less: WSEE payroll cost	34,188,092	28,345,623	23,881,607
Revenues	$5,938,818	$4,973,070	$4,287,004
(2)Please read “—Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(3)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

43	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Year Ended December 31,
(per WSEE per month)	2022	2021	2020
Gross billings	$11,335	$11,073	$10,022
Less: WSEE payroll cost	9,657	9,420	8,497
Revenues	$1,678	$1,653	$1,525
Key Operating Metrics
We monitor certain key metrics to measure our performance, including:
•WSEEs
•Adjusted EBITDA
•Adjusted EPS
Our growth in the number of WSEEs paid is affected by three primary sources: new client sales, client retention and the net change in existing clients through WSEE new hires and terminations.
•During 2022, the average number of WSEEs paid from new client sales increased 16.4% from 2021. Average client retention improved from 82% in 2021 to 85% in 2022, while the net gain in our client base continued, although at lower levels than 2021, a period when many clients were rehiring employees as the pandemic conditions improved.
•During 2021, the average number of WSEEs paid from new client sales increased 8.8% from 2020. The net gain (loss) in our client base also improved compared to 2020. Average client retention remained flat at 82% in both 2020 and 2021.
Revenues
2022 Compared to 2021
Our revenues for 2022 were $5.9 billion, an increase of 19.4%, primarily due to the following:
•Average WSEEs paid increased 17.7%.
•Revenues per WSEE per month increased 1.5%, or $25.

44	2022 Form 10-K

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
We provide our PEO HR Outsourcing Solutions to small and medium-sized businesses throughout the United States. PEO HR Outsourcing Solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)
____________________________________
Note: Texas is included in the Southwest region.

The percentage of total PEO HR Outsourcing Solutions revenues in our significant markets include the following:
Significant Markets

45	2022 Form 10-K

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
2022 Compared to 2021
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $25 due to higher average pricing. Our direct costs per WSEE per month increased $12 due primarily to changes in our direct costs components as described below.
The net increase in direct costs between 2022 and 2021 attributable to changes in cost estimates for benefits and workers’ compensation totaled $6.7 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits decreased $9 per WSEE per month, but increased 1.2% on a per covered employee basis.
•The percentage of WSEEs covered under our health insurance plan was 65.4% in 2022 and 67.0% in 2021.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $12.1 million, or $3 per WSEE per month, in 2022 compared to an increase in costs of $4.9 million, or $2 per WSEE per month, in 2021.
Please read “—Critical Accounting Policies and Estimates—Benefits Costs” for a discussion of our accounting for health insurance costs.

46	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Workers’ compensation costs
Our continued discipline around our client selection, safety and claims management contributed to the reduction in our cost per WSEE and, as a result, has allowed for claims within our policy periods to be closed out at amounts below our original costs estimates.
•Workers’ compensation costs decreased 4.1%, or $4 per WSEE per month, in 2022 compared to 2021.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in 2022 were 0.23% compared to 0.29% in 2021.
•As a result of closing out claims incurred in prior periods at lower than expected costs, we recorded a reduction in workers’ compensation costs of $42.2 million, or 0.14% of non-bonus payroll costs, in 2022 compared to a reduction of $41.7 million, or 0.18% of non-bonus payroll costs, in 2021. The 2022 period costs include the impact of a 2.9% discount rate used to accrue workers’ compensation loss claims, compared to a 0.6% discount rate used in the 2021 period.
Please read “—Critical Accounting Policies and Estimates—Workers’ Compensation Costs” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 23.0% on a 20.6% increase in payroll costs, or $27 per WSEE per month.
•Payroll taxes as a percentage of payroll cost increased to 6.4% in 2022 compared to 6.3% in 2021.
2021 Compared to 2020
The net increase in direct costs between 2021 and 2020 attributable to changes in cost estimates for benefits and workers’ compensation totaled $5.5 million as discussed below. The primary direct cost components changed as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $58 per WSEE per month, or 9.8% on a per covered employee basis, due primarily to an increase in claims in 2021 compared to 2020, which had lower claims as a result of lower utilization and the deferral of non-essential health care procedures, primarily in the second quarter of 2020, in connection with the COVID-19 pandemic and related government requirements or guidance. Our healthcare claim activity in 2021 included a continued variability in claim incurral patterns, combined with incremental costs related to COVID-19 testing, vaccination administration, and treatment costs, which were driven by further COVID-19 variants.
•The percentage of WSEEs covered under our health insurance plan was 67.0% in 2021 and 67.9% in 2020.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $4.9 million, or $2 per WSEE per month, in 2021 compared to a decrease in costs of $0.2 million, while remaining flat on a per WSEE per month basis, in 2020.
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
•Workers’ compensation costs increased 4.7%, but remained flat on a per WSEE per month basis, in 2021 compared to 2020.

47	2022 Form 10-K

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
Operating Expenses
2022 Compared to 2021
The following table presents certain information related to our operating expenses:

	Year Ended December 31,
				per WSEE
(in thousands, except per WSEE)	2022	2021	% Change	2022	2021	% Change

Salaries	$430,945	$379,171	13.7%	$122	$126	(3.2)%
Stock-based compensation	50,080	40,623	23.3%	14	14	—
Commissions	45,672	34,922	30.8%	13	12	8.3%
Advertising	37,503	29,097	28.9%	11	10	10.0%
General and administrative	156,134	124,413	25.5%	44	40	10.0%
Depreciation and amortization	40,660	38,547	5.5%	11	13	(15.4)%
Total operating expenses	$760,994	$646,773	17.7%	$215	$215	—

Operating expenses for 2022 increased 17.7% to $761.0 million compared to $646.8 million in 2021. Operating expenses remained flat on a per WSEE per month basis compared to 2021.
•Salaries of corporate and sales staff increased 13.7% to $430.9 million, but decreased $4 on a per WSEE per month basis, compared to 2021 on a 17.7% increase in WSEEs paid per month. The increase was primarily due to a 7.9% increase in corporate headcount, as well as higher incentive compensation accruals in 2022.
•Stock-based compensation increased 23.3% to $50.1 million, but remained flat on a per WSEE per month basis, compared to 2021. The increase was primarily due to awards issued under our long-term incentive and restricted stock programs. Please read Note 1 “Accounting Policies” and Note 9 “Incentive Plans,” to the Consolidated Financial Statements for additional information.
•Commissions expense increased 30.8% to $45.7 million, or $1 per WSEE per month, compared to 2021. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions, including a new incentive program for our BPAs and sales managers, as well as an increase in the amount of sales channel referral fees paid during 2022.
•Advertising expense increased 28.9% to $37.5 million, or $1 per WSEE per month, compared to 2021. The increase was primarily due to increases in radio, print and digital advertising and sponsorship costs.

48	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•General and administrative expenses increased 25.5% to $156.1 million, or $4 per WSEE per month, compared to 2021. The increase was primarily due to increased travel, event and software licensing costs.
•Depreciation and amortization expense increased 5.5% to $40.7 million, but decreased $2 on a per WSEE per month basis, compared to 2021. The increase was primarily due to the completion of a new facility on our corporate campus during 2021 and increased capital expenditures related to software development costs.
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

49	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)
Other income (expense) was a net expense of $4.8 million, $5.0 million, and $5.4 million in 2022, 2021 and 2020, respectively. In 2022, the increase in other income was due to an increase in interest income on our marketable securities investments and workers’ compensation deposits, which was offset by an increase in interest expense related to higher average interest rates on borrowings under our credit facility. In 2021, the decrease in interest expense was due to a decrease in the average interest rate. Please read Note 2 to the Consolidated Financial Statements, “Other Balance Sheet Information,” for additional information.
Income Tax Expense
Our effective income tax rate was 26.9% in 2022, 26.3% in 2021 and 27.0% in 2020. Our provision for income taxes differed from the U.S. statutory rate of 21% primarily due to state income taxes and non-deductible expenses, offset by excess tax benefits associated with the vesting of equity compensation of $0.2 million, $2.6 million and $2.1 million, in 2022, 2021 and 2020, respectively. Please read Note 1 “Accounting Policies” and Note 7 “Income Taxes,” to the Consolidated Financial Statements for additional information.
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

Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock based compensation.

50	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

	Year Ended December 31,
(in thousands, except per WSEE per month)	2022		2021		2020
		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$34,188,092	$9,657	$28,345,623	$9,420	$23,881,607	$8,497
Less: Bonus payroll cost	4,959,987	1,401	4,719,217	1,568	3,238,284	1,152
Non-bonus payroll cost	$29,228,105	$8,256	$23,626,406	$7,852	$20,643,323	$7,345
% Change year over year	23.7%	5.1%	14.5%	6.9%	3.1%	3.7%

Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

(in thousands, except per WSEE per month)	Year Ended December 31,
	2022		2021		2020
		Per WSEE		Per WSEE		Per WSEE

Net income	$179,350	$51	$124,080	$41	$138,237	$49
Income tax expense	66,075	19	44,238	15	51,033	19
Interest expense	14,207	4	7,458	2	8,016	3
Amortization of SaaS implementation costs	1,923	1	—	—	—	—
Depreciation and amortization	40,660	11	38,547	13	31,189	11
EBITDA	302,215	86	214,323	71	228,475	82
Stock-based compensation	50,080	14	40,623	14	60,145	21
Adjusted EBITDA	$352,295	$100	$254,946	$85	$288,620	$103
% Change year over year	38.2%	17.6%	(11.7)%	(17.5)%	15.4%	17.0%

Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

	December 31,
(in thousands)	2022	2021

Cash, cash equivalents and marketable securities	$765,896	$607,603
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	504,817	424,800
Client prepayments	36,800	20,054
Adjusted cash, cash equivalents and marketable securities	$224,279	$162,749

51	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Year Ended December 31,
(in thousands)	2022	2021	2020

Net income	$179,350	$124,080	$138,237
Non-GAAP adjustments:
Stock-based compensation	50,080	40,623	60,145
Tax effect of non-GAAP adjustments	(13,483)	(10,677)	(17,068)
Total non-GAAP adjustments, net	36,597	29,946	43,077
Adjusted net income	$215,947	$154,026	$181,314
% Change year over year	40.2%	(15.1)%	7.0%

Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Year Ended December 31,
(amounts per share)	2022	2021	2020

Diluted EPS	$4.64	$3.18	$3.54
Non-GAAP adjustments:
Stock-based compensation	1.30	1.04	1.54
Tax effect of non-GAAP adjustments	(0.35)	(0.27)	(0.44)
Total non-GAAP adjustments, net	0.95	0.77	1.10
Adjusted EPS	$5.59	$3.95	$4.64
% Change year over year	41.5%	(14.9)%	11.8%

Liquidity and Capital Resources
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of, among other things, our expansion plans, stock repurchases, potential acquisitions, debt service requirements and other operating cash needs. To meet short-term liquidity requirements, which are primarily the payment of direct costs and operating expenses, we rely primarily on cash from operations. Longer-term projects, large stock repurchases or significant acquisitions may be financed with public or private debt or equity. We have a $650 million revolving credit facility (“Facility”) with a syndicate of financial institutions. The Facility is available for working capital and general corporate purposes, including acquisitions and stock repurchases. We have in the past sought, and may in the future seek, to raise additional capital or take other steps to increase or manage our liquidity and capital resources.
We had $765.9 million in cash, cash equivalents and marketable securities at December 31, 2022, of which approximately $504.8 million was payable in early January 2023 for withheld federal and state income taxes, employment taxes and other payroll deductions, and $36.8 million were client prepayments that were payable in January 2023. At December 31, 2022, we had working capital of $158.5 million compared to $116.3 million at December 31, 2021. The increase in working capital reflects, in part, cash flow from operations offset by share repurchases, dividends and capital expenditures. We currently believe that our cash on hand, marketable securities, cash flows from operations and availability under our Facility will be adequate to meet our liquidity requirements for 2023. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
At December 31, 2022, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

52	2022 Form 10-K

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Our net cash flows from operating activities in 2022 were $347.7 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our PEO HR Outsourcing Solutions clients. Cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays and at month-end; therefore, operating cash flows decrease in the reporting periods that end on a Friday. In the year ended December 31, 2022, the last business day of the reporting period ended on a Friday, client prepayments were $36.8 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $504.8 million. In the year ended December 31, 2021, which ended on a Friday, client prepayments were $20.1 million and amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions was $424.8 million.
•Workers’ compensation plan funding — In 2022 and 2021, we received $30.2 million and $35.1 million, respectively, for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are determined solely by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of December 31, 2022, Plan Costs were more than the net premiums paid and owed to United by $3.7 million, which is $5.3 million less than our agreed-upon $9.0 million surplus maintenance level. The $5.3 million difference is therefore reflected as a current liability and $9.0 million is reflected as a long-term asset on our Consolidated Balance Sheets at December 31, 2022. In addition, the premiums owed to United at December 31, 2022, were $46.4 million, which is included in accrued health insurance costs, a current liability, on our Consolidated Balance Sheets.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 40.2% to $215.9 million in 2022 from $154.0 million in 2021. Please read “Results of Operations.”
Cash Flows from Investing Activities
Our net cash flows used in investing activities were $32.1 million during 2022, primarily due to $30.4 million in property and equipment purchases.
Cash Flows from Financing Activities
Our net cash flows used in financing activities were $141.2 million during 2022. We repurchased $73.3 million in stock and paid $76.6 million in dividends.
Seasonality, Inflation and Quarterly Fluctuations
Our quarterly earnings are impacted by the seasonal nature of our medical claims costs and payroll taxes. Typically, medical claims costs tend to increase throughout the year with the fourth quarter being the period with the highest costs, which has a negative impact on our fourth quarter earnings. This trend is primarily the result of many WSEEs’ medical plan deductibles being fully met by the fourth quarter, which increases our liability with respect to those claims. We have also experienced variability on a quarterly basis in medical claims costs based on the unpredictable nature of large claims and the COVID-19 pandemic effect on health care utilization patterns, as well as incremental costs related to COVID-19 testing, vaccination administration and treatment, which were driven by further COVID-19 variants in 2021. Payroll taxes and associated billings are computed based on an employee’s annual taxable wage base. The annual payroll tax wage bases are frequently met in the first two quarters of each year depending on the employee’s compensation levels. As a result, the gross profit contribution from payroll taxes is typically higher in the first two quarters and declines in the latter

53	2022 Form 10-K

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

54	2022 Form 10-K

QUANTITIVE AND QUALITATIVE DISCLOSURES

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments and our available-for-sale marketable securities. In addition, borrowings under our Facility bear interest at a variable market rate. As of December 31, 2022, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 6 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information. Our cash equivalent short-term investments consist primarily of overnight investments, which are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments. Our available-for-sale marketable securities are subject to interest rate risk because these securities generally include a fixed interest rate. As a result, the market values of these securities are affected by changes in prevailing interest rates.
We attempt to limit our exposure to interest rate risk primarily through diversification and low investment turnover. Our investment policy is designed to maximize after-tax interest income while preserving our principal investment. As a result, our marketable securities consist of tax-exempt short and intermediate-term debt securities, which are primarily U.S. Treasury bills, as well as pre-refunded municipal bonds that are secured by escrow funds containing U.S. Government Securities.
Item 8.  Financial Statements and Supplementary Data.
The information required by this Item 8 is contained in a separate section of this Annual Report. See “Index to Consolidated Financial Statements.”

55	2022 Form 10-K

DISCLOSURE CONTROLS AND PROCEDURES
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Design and Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Ernst & Young LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2022 Consolidated Financial Statements under the captions entitled “Management’s Report on Internal Control” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

56	2022 Form 10-K

MANAGEMENT AND CERTAIN SECURITY HOLDERS
PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Some of the information required by this item is incorporated by reference to the Insperity Proxy Statement.
Code of Business Conduct and Ethics
Our Board adopted our Code of Business Conduct and Ethics (the “Code of Ethics”), which meets the requirements of Rule 303A.10 of the New York Stock Exchange Listed Company Manual and Item 406 of Regulation S-K. You can access our Code of Ethics on the Corporate Governance page of our website at insperity.com. Changes in and waivers to the Code of Ethics for our directors, executive officers and certain senior financial officers will be posted on our website within five business days and maintained for at least 12 months.
Item 11.  Executive Compensation.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.
Item 14.  Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Insperity Proxy Statement.

57	2022 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	1.	Financial Statements of the Company

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

10.3	†
Form of Restricted Stock Award Agreement for awards granted to certain senior personnel on or after November 10, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.4	†
Form of Restricted Stock Award Agreement for awards granted to other employees on or after November 10, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2017).

10.5	†
Form of Restricted Stock Unit Agreement for awards granted to executive officers on or after December 30, 2019 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.6	†
Form of Restricted Stock Unit Agreement for awards granted to certain senior personnel on or after December 30, 2019 (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.7	†
Form of Restricted Stock Unit Agreement for awards granted to other employees on or after December 30, 2019 (incorporated by reference to Exhibit 10.20 to the Registrant’s Form 10-K for the year ended December 31, 2019).

58	2022 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.8	†
Form of Employee Award Notice and Agreement under LTIP granted on or after December 30, 2019 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 2019).

10.9	†	Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012).
10.10	†	Amendment to the Directors Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.11	†	First Amendment and Appendix A to Directors Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.12	†	Directors Compensation Plan (as amended and restated April 1, 2017) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017).
10.13		Insperity, Inc. 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-151275)).
10.14		Insperity, Inc. 2012 Incentive Plan (incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed on March 29, 2012 (No. 1-13998)).
10.15		First Amendment to the Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2013).
10.16		Second Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2015).
10.17		Third Amendment to Insperity, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 1, 2016).
10.18		Insperity, Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 21, 2017).
10.19
First Amendment to the Insperity Inc. 2012 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed for the year ended December 31, 2019).

10.20		Insperity, Inc. Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2015).
10.21	†	Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.22	†	Form of Participant Agreement under the Insperity, Inc. Executive Severance Plan (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2020).
10.23	(+)
Minimum Premium Financial Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.24	(+)
Minimum Premium Administrative Services Agreement, amended and restated effective January 1, 2005, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2005).

10.25	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2009, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

10.26	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and United Healthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.27	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2008, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013).

59	2022 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
10.28	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2013, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015).

10.29	(+)
Amendment to Minimum Premium Financial Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.30	(+)
Amendment to Minimum Premium Administrative Services Agreement, as amended effective January 1, 2011, by and between Insperity Holdings, Inc. (fka Administaff of Texas, Inc.) and UnitedHealthcare Insurance Company, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014).

10.31	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.32	(+)
Amendment to the Minimum Premium Administrative Services Agreement, as amended effective January 1, 2015, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2016).

10.33	(+)
Amendment to the Minimum Premium Financial Agreement, as amended effective January 1, 2016, by and between Insperity Holdings, Inc. and UnitedHealthcare Insurance Company, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2016).

10.34	(+)
Amendment to Minimum Premium Administrative Services Agreement (as previously amended effective January 1, 2016) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.35	(+)
Amendment to Minimum Premium Financial Agreement (as previously amended effective January 1, 2017) by and between Insperity Holdings, Inc., and United Healthcare Insurance Company entered into as of January 1, 2019 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.36	(+)
Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of February 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2020).

10.37	(+)	Letter Agreement by and between Insperity Holdings, Inc. and United Healthcare Insurance company entered into as of December 28, 2021.
10.38		Amended and Restated Credit Agreement dated February 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2018).
10.39
First Amendment to Amended and Restated Credit Agreement dated September 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2019).

10.40		Second Amendment to Amended and Restated Credit Agreement dated March 9, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.41		Third Amendment to Amended and Restated Credit Agreement dated April 28, 2021 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2021).
10.42		Fourth Amendment to the Amended and Restated Credit Agreement dated June 30, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2022).
10.43
Standard Form of Agreement Between Owner and Contractor dated February 8, 2019 between Insperity Service, L.P. and David E. Harvey Builders, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019).

10.44		Consulting agreement between Insperity, Inc. and Jay E. Mincks dated February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 26, 2021).

60	2022 Form 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Exhibit
21.1	*	Subsidiaries of Insperity, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Powers of Attorney.
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

	*	Filed herewith.
	**	Furnished with this report.
	†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
	(+)	Certain portions of the exhibit have been omitted pursuant to an order granting confidential treatment or Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) the type of information the Company treats as private or confidential.
ITEM 16.  FORM 10-K SUMMARY.
None.

61	2022 Form 10-K

SIGNATURES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insperity, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized, on February 9, 2023.

INSPERITY, INC.

By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance, Chief Financial Officer and Treasurer

62	2022 Form 10-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Insperity, Inc. in the capacities indicated on February 9, 2023:

Signature	Title

/s/ Paul J. Sarvadi	Chairman of the Board, Chief Executive Officer
Paul J. Sarvadi	and Director
(Principal Executive Officer)

/s/ Douglas S. Sharp	Executive Vice President of Finance, Chief Financial Officer and Treasurer
Douglas S. Sharp
(Principal Financial Officer)

*	Director
Timothy Clifford

*	Director
Eli Jones

*	Director
Carol R. Kaufman

*	Director
John L. Lumelleau

*	Director
Ellen H. Masterson

*	Director
Randall Mehl

*	Director
John Morphy

*	Director
Latha Ramchand

*	Director
Richard G. Rawson

*By: /s/ Daniel D. Herink
Daniel D. Herink, attorney-in-fact

63	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC.

F-1	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Insperity, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2023 expressed an unqualified opinion thereon.
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

F-2	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Estimation of the Cost of Incurred but Not Reported Health Insurance Claims

Description of the Matter
As discussed in Note 1 of the consolidated financial statements under “Health Insurance Costs”, the Company provides the majority of its health insurance coverage to its employees through a fully insured health insurance policy with UnitedHealthcare (“United”). While the policy with United is a fully insured plan, as a result of certain contractual terms, the Company accounts for this plan using a partially self-funded insurance accounting model. Accordingly, the Company records the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees, as benefits expense, which is a component of Payroll taxes, benefits and workers’ compensation costs in the consolidated statement of operations. The estimated incurred but not reported claims under the Company’s United insurance policy are based upon: (i) the level of claims processed during each quarter; (ii) estimated completion rates based upon recent claim development patterns under the plan; and (iii) the number of participants in the plan, including both active and COBRA enrollees.
Auditing management’s estimate of the cost of incurred but not reported health insurance claims was subjective and judgmental due to the significant estimation required in determining the medical reserve. Estimating incurred but not reported claims is subjective due to the large number of plan participants and the possibility that the number, nature, magnitude, and the timing of processing of current period claims may not be comparable to historical results experienced by the Company.

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
Our audit procedures included, among others, assessing (i) the Company’s health insurance cost estimation methodologies, (ii) significant assumptions used to develop the medical completion rates, which includes the incurred but not reported component, (iii) the accuracy and completeness of the claims processed data and the number of plan participants used in the Company’s computation, as well as (iv) the historical accuracy of management’s estimates of the cost of incurred health insurance claims. Our testing of the medical completion rate assumptions included comparing the completion rate assumptions used by management to the completion rates experienced in historical periods and assessing whether contrary evidence exists with respect to the completion rate assumptions utilized by the Company to estimate the cost of incurred health insurance claims. Furthermore, we involved our actuarial specialists to assist in our evaluation of the Company’s methodologies and compared the Company’s estimate to a range developed by our actuarial specialists based on the historical claim data and independently selected assumptions.

F-3	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

Estimation of the Cost of Incurred Workers’ Compensation Claims

Description of the Matter
As discussed in Note 1 of the consolidated financial statements under “Workers’ Compensation Costs”, the Company provides workers’ compensation insurance, including ongoing health care and indemnity coverage, to its employees whereby claims are paid over numerous years following the date of injury. Under the Company’s insurance program, the Company has financial responsibility for a significant portion of the workers’ compensation claims. Accordingly, the accrual related to incurred costs, which is recorded in accrued workers’ compensation costs in the consolidated balance sheets, includes estimates that take into account the ongoing development of claims and therefore requires a significant level of judgment. The estimated accrued claims are based on (i) the loss development rate which is primarily based upon the historical frequency and severity of workers’ compensation claims and (ii) discount rates which correspond to the weighted-average estimated claim payout period.

Auditing management’s estimate of the cost of incurred workers’ compensation claims was subjective and judgmental due to the significant estimation required in determining the workers’ compensation reserve. Estimating accrued claims is subjective given the nature of the inputs to the underlying actuarial model as referenced above.

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

Our audit procedures included, among others, assessing (i) the Company’s workers’ compensation reserve methodologies, (ii) significant assumptions used to develop the loss development rate, as well as (iii) the historical accuracy of management’s estimates of the cost of incurred workers’ compensation claims. Our audit procedures included testing the completeness and accuracy of the underlying claims and payroll data provided to management’s third-party actuaries and reviewing the Company's insurance contracts to assess the Company's self-insured retentions, deductibles, and coverage limits. Furthermore, we involved our actuarial specialists to assist in our evaluation of the methodologies utilized by management‘s third-party actuaries in developing the reserves recorded by the Company and compared the Company's estimate to a range developed by our actuarial specialists based on the historical loss data and independently selected assumptions.

We have served as the Company’s auditor since 1991.

/s/	Ernst & Young LLP

Houston, Texas
February 9, 2023

F-4	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S REPORT ON INTERNAL CONTROL
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by the Company’s independent registered public accounting firm, as stated in their report that is included herein.
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
The Company’s assessment of the effectiveness of its internal control over financial reporting included testing and evaluating the design and operating effectiveness of its internal controls. In management’s opinion, the Company has maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO 2013 framework.

/s/ Paul J. Sarvadi	/s/ Douglas S. Sharp
Paul J. Sarvadi	Douglas S. Sharp
Chairman of the Board and Chief Executive Officer	Executive Vice President of Finance, Chief Financial Officer and Treasurer

F-5	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Insperity, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Insperity, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Insperity, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 9, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Houston, Texas
February 9, 2023

F-6	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$732,828	$575,812
Restricted cash	49,779	46,929
Marketable securities	33,068	31,791
Accounts receivable, net	622,764	513,306
Prepaid insurance	11,706	11,285
Income taxes receivable	—	12,413
Other current assets	61,728	53,312
Total current assets	1,511,873	1,244,848
Property and equipment, net	199,992	210,723
Right-of-use “ROU” leased assets	56,532	62,830
Deposits and prepaid health insurance	213,270	201,927
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	15,533	4,892
Other assets	29,354	15,158
Total assets	$2,039,261	$1,753,085

Liabilities and stockholders’ equity
Accounts payable	$7,732	$6,412
Payroll taxes and other payroll deductions payable	556,085	467,892
Accrued worksite employee payroll cost	513,397	409,653
Accrued health insurance costs	53,402	50,001
Accrued workers’ compensation costs	53,485	50,534
Accrued corporate payroll and commissions	89,147	74,778
Other accrued liabilities	80,122	69,303
Total current liabilities	1,353,370	1,128,573
Accrued workers’ compensation costs, net of current	179,629	192,694
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	55,587	64,192
Total noncurrent liabilities	604,616	626,286
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock ($0.01 per share par value; 20,000 shares authorized; no shares issued and outstanding)	—	—
Common stock ($0.01 per share par value; 120,000 shares authorized; 55,489 shares issued and 37,881 shares and 38,330 shares outstanding, respectively)	555	555
Additional paid-in capital	151,144	109,179
Treasury stock, at cost (17,608 and 17,159 shares held in treasury, respectively)	(725,532)	(665,089)
Accumulated other comprehensive income (loss), net of tax	(82)	(9)
Retained earnings	655,190	553,590
Total stockholders’ equity (deficit)	81,275	(1,774)
Total liabilities and stockholders’ equity	$2,039,261	$1,753,085
See accompanying notes.

F-7	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020

Revenues(1)	$5,938,818	$4,973,070	$4,287,004
Payroll taxes, benefits and workers’ compensation costs	4,927,585	4,152,968	3,480,150
Gross profit	1,011,233	820,102	806,854
Salaries, wages and payroll taxes	430,945	379,171	353,273
Stock-based compensation	50,080	40,623	60,145
Commissions	45,672	34,922	32,835
Advertising	37,503	29,097	21,556
General and administrative expenses	156,134	124,413	113,167
Depreciation and amortization	40,660	38,547	31,189
Total operating expenses	760,994	646,773	612,165
Operating income	250,239	173,329	194,689
Other income (expense):
Interest income	9,393	2,447	2,597
Interest expense	(14,207)	(7,458)	(8,016)
Income before income tax expense	245,425	168,318	189,270
Income tax expense	66,075	44,238	51,033
Net income	$179,350	$124,080	$138,237

Net income per share of common stock
Basic	$4.70	$3.22	$3.57
Diluted	$4.64	$3.18	$3.54
____________________________________
(1)Revenues are comprised of gross billings less worksite employee (“WSEE”) payroll costs as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020

Gross billings	$40,126,910	$33,318,693	$28,168,611
Less: WSEE payroll cost	34,188,092	28,345,623	23,881,607
Revenues	$5,938,818	$4,973,070	$4,287,004
See accompanying notes.

F-8	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2022	2021	2020

Net income	$179,350	$124,080	$138,237
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(73)	(14)	(7)
Comprehensive income	$179,277	$124,066	$138,230
See accompanying notes.

F-9	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)	Common Stock Issued		Additional Paid In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balance at December 31, 2019	55,489	$555	$48,141	$(544,102)	$12	$499,473	$4,079
Purchase of treasury stock, at cost	—	—	—	(99,415)	—	—	(99,415)
Issuance of long-term incentive awards and dividend equivalents	—	—	(7,140)	7,953	—	(813)	—
Stock-based compensation expense	—	—	53,561	6,584	—	—	60,145
Other	—	—	966	1,996	—	—	2,962
Dividends paid	—	—	—	—	—	(61,869)	(61,869)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(7)	—	(7)
Net income	—	—	—	—	—	138,237	138,237
Balance at December 31, 2020	55,489	$555	$95,528	$(626,984)	$5	$575,028	$44,132
Purchase of treasury stock, at cost	—	—	—	(69,725)	—	—	(69,725)
Issuance of long-term incentive awards and dividend equivalents	—	—	(25,140)	26,479	—	(1,339)	—
Stock-based compensation expense	—	—	37,381	3,242	—	—	40,623
Exercise of stock options	—	—	(329)	569	—	—	240
Other	—	—	1,739	1,330	—	—	3,069
Dividends paid	—	—	—	—	—	(144,179)	(144,179)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(14)	—	(14)
Net income	—	—	—	—	—	124,080	124,080
Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$(9)	$553,590	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(73,285)	—	—	(73,285)
Issuance of long-term incentive awards and dividend equivalents	—	—	(9,285)	10,443	—	(1,158)	—
Stock-based compensation expense	—	—	49,124	956	—	—	50,080
Other	—	—	2,126	1,443	—	—	3,569
Dividends paid	—	—	—	—	—	(76,592)	(76,592)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(73)	—	(73)
Net income	—	—	—	—	—	179,350	179,350
Balance at December 31, 2022	55,489	$555	$151,144	$(725,532)	$(82)	$655,190	$81,275
See accompanying notes.

F-10	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020

Cash flows from operating activities
Net income	$179,350	$124,080	$138,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,660	38,547	31,189
Amortization of marketable securities	843	884	783
Stock-based compensation	50,080	40,623	60,145
Deferred income taxes	(10,641)	4,711	(5,647)
Changes in operating assets and liabilities:
Accounts receivable	(109,458)	(120,560)	73,033
Prepaid insurance	(421)	(1,121)	254
Other current assets	(5,206)	(13,851)	4,032
Other assets and ROU assets	1,757	4,356	15,725
Accounts payable	1,320	209	1,638
Payroll taxes and other payroll deductions payable	88,193	89,932	100,712
Accrued worksite employee payroll expense	103,744	74,817	(67,023)
Accrued health insurance costs	3,401	17,316	11,505
Accrued workers’ compensation costs	(10,114)	(197)	(3,052)
Accrued corporate payroll, commissions and other accrued liabilities	(5,179)	14,716	(20,763)
Income taxes payable/receivable	19,362	(14,307)	5,585
Total adjustments	168,341	136,075	208,116
Net cash provided by operating activities	347,691	260,155	346,353

Cash flows from investing activities
Marketable securities:
Purchases	(46,748)	(58,202)	(50,624)
Proceeds from maturities	44,955	60,045	49,635
Proceeds from dispositions	—	—	484
Property and equipment purchases	(30,329)	(32,856)	(98,116)
Net cash used in investing activities	(32,122)	(31,013)	(98,621)

Cash flows from financing activities
Purchase of treasury stock	(73,285)	(69,725)	(99,415)
Dividends paid	(76,592)	(144,179)	(61,869)
Borrowings under long-term debt agreement	—	—	100,000
Other	8,727	5,831	7,701
Net cash used in financing activities	(141,150)	(208,073)	(53,583)
Net increase in cash, cash equivalents, restricted cash and funds held for clients	174,419	21,069	194,149
Cash, cash equivalents, restricted cash and funds held for clients at beginning of year	839,500	786,699	592,550
Cash, cash equivalents, restricted cash and funds held for clients at end of year	$1,013,919	$807,768	$786,699

F-11	2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS
INSPERITY, INC. — CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
(in thousands)	2022	2021	2020

Supplemental disclosures of cash flow information
Income taxes, net	$57,354	$53,835	$51,097
Cash paid for interest	13,402	7,268	8,977
ROU assets obtained in exchange for lease obligations	9,736	19,572	22,770
See accompanying notes.

F-12	2022 Form 10-K

Notes to the Consolidated Financial Statements

1.	Accounting Policies
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
Our most comprehensive HR services offerings are provided through our Workforce Optimization® and Workforce SynchronizationTM solutions (together, our “PEO HR Outsourcing Solutions”), which encompass a broad range of human resources functions, including payroll and employment administration, employee benefits, workers’ compensation, government compliance, performance management and training and development services, along with our cloud-based human capital management platform, known as Insperity PremierTM.
In addition to our PEO HR Outsourcing Solutions, we offer a comprehensive traditional payroll and human capital management solution, known as our Workforce AccelerationTM solution. We also offer a number of other business performance solutions, including Recruiting Services, Employment Screening, Retirement Services, and Insurance Services. These other products and services generally are offered only with our other solutions.
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
In addition to our assumption of employer status for our WSEEs, our PEO HR Outsourcing Solutions also includes other human resources functions for our clients to support the effective and efficient use of personnel in their business operations. To provide these functions, we maintain a significant staff of professionals trained in a wide variety of HR functions, including employee training, employee recruiting, employee performance management, employee compensation and employer liability management. These professionals interact and consult with clients on a daily basis to help identify each client’s service requirements and to ensure that we are providing appropriate and timely human capital management services.
Revenue and Direct Cost Recognition
We enter into contracts with our customers for HR services based on a stated rate and price in the contract. Our contracts generally establish pricing for a period of 12 months and are generally cancellable at any time by either party with 30-days’ notice. Our performance obligations are satisfied as services are rendered each month. The term between invoicing and when our performance obligations are satisfied is not significant. Our payment terms typically require payment concurrently with the invoicing of our PEO services. We do not have significant financing components or significant payment terms.
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable included in accounts receivable, net on our Consolidated Balance Sheets.

F-13	2022 Form 10-K

Notes to the Consolidated Financial Statements
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Northeast	$1,624,556	$1,390,156	$1,189,837
Southeast	796,219	630,342	509,846
Central	1,045,043	867,914	761,905
Southwest	1,163,088	993,747	935,634
West	1,251,186	1,033,996	839,347
	5,880,092	4,916,155	4,236,569
Other revenue	58,726	56,915	50,435
Total revenue	$5,938,818	$4,973,070	$4,287,004

Our PEO HR Outsourcing Solutions revenues are primarily derived from our gross billings, which are based on (1) the payroll cost of our WSEEs; and (2) a markup computed as a percentage of the payroll cost. The gross billings are invoiced concurrently with each periodic payroll of our WSEEs. Revenues, which exclude the payroll cost component of gross billings and therefore consist solely of the markup, are recognized ratably over the payroll period as WSEEs perform their service at the client worksite.
In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the costs directly associated with our WSEEs, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, our operating results are significantly impacted by our ability to accurately estimate, control, and manage our direct costs relative to the revenues derived from the markup component of our gross billings.
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
Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that could potentially subject us to concentration of credit risk include accounts receivable and marketable securities.

F-14	2022 Form 10-K

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
We account for marketable securities in accordance with ASC 320, Investments — Debt and Equity Securities. We determine the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date. At December 31, 2022 and 2021, all of our investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts from the date of purchase to maturity. Such amortization is included in interest income as an addition to or deduction from the coupon interest earned on the investments. We use the specific identification method of determining the cost basis in computing realized gains and losses on the sale of our available-for-sale securities. Realized gains and losses are included in other income.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over the estimated useful lives of the related assets using the straight-line method.
Property and equipment, net consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021

Land	$6,215	$6,215
Buildings and improvements	207,740	206,449
Computer hardware and software	141,856	136,346
Software development costs	123,967	112,433
Furniture, fixtures and other	50,835	51,552
Property and equipment, gross	530,613	512,995
Accumulated depreciation and amortization	(330,621)	(302,272)
Property and equipment, net	$199,992	$210,723

The estimated useful lives of property and equipment for purposes of computing depreciation are as follows:

	Useful Life

Buildings and improvements	5	—	30	years
Computer hardware and software	2	—	5	years
Software development costs	3	—	3	years
Furniture, fixtures and other	5	—	7	years

Software development costs relate primarily to software code development, systems integration and testing of our proprietary professional employer information systems and are accounted for in accordance with ASC 350-40, Internal Use Software. Capitalized software development costs are amortized using the straight-line method over the estimated useful lives of the software, generally three years. We recognized $13.2 million, $10.9 million and $8.7 million in amortization of capitalized software development costs in 2022, 2021 and 2020, respectively. Unamortized software development costs were $33.7 million and $35.4 million at December 31, 2022 and 2021, respectively.
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

F-15	2022 Form 10-K

Notes to the Consolidated Financial Statements
flows to be generated from the applicable asset or asset group. In addition, we may record an impairment loss to the extent that the carrying value of the asset exceeded the fair value of the asset. Fair value is generally determined using an estimate of discounted future net cash flows from operating activities or upon disposal of the asset.
Leases
We determine if an arrangement is a lease at inception of a contract in accordance with ASC 842, Leases, as well as the Financial Accounting Standards Board issued Accounting Standards Updates clarifying the lease guidance. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. We have lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component related to our other operating facilities. Please read Note 11, “Leases,” for additional information.
Goodwill and Other Intangible Assets
Our goodwill is not amortized, but is tested for impairment on an annual basis or when there is an indication that there has been a potential decline in the fair value of a reporting unit. Annually, we perform a qualitative analysis to determine if it is more likely than not that the fair value has declined below its carrying value. This analysis considers various qualitative factors. Due to the nature of our business, all of our goodwill is associated with one reporting unit. We perform our annual impairment testing during the fourth quarter. Based on the results of our analysis, no impairment loss was recognized in 2022, 2021 or 2020.
Health Insurance Costs
We provide group health insurance coverage under a single-employer plan that covers both our WSEEs in our PEO HR Outsourcing Solutions and our corporate employees and utilizes a national network of carriers, including UnitedHealthcare (“United”), UnitedHealthcare of California, Kaiser Permanente, Blue Shield of California, HMSA BlueCross BlueShield of Hawaii and Tufts, all of which provide fully insured policies or service contracts.
Approximately 87% of our costs related to health insurance coverage are provided under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for participant’s annual claim costs that exceed $1 million. Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during each quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million as of December 31, 2022, and is reported as a long-term asset. As of December 31, 2022, Plan Costs were more than the net premiums paid and owed to United by $3.7 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $5.3 million difference is included in accrued health insurance costs, a current liability, in our Consolidated Balance Sheets. The premiums,

F-16	2022 Form 10-K

Notes to the Consolidated Financial Statements
including the additional quarterly premiums, owed to United at December 31, 2022, were $46.4 million, which is also included in accrued health insurance costs, a current liability in our Consolidated Balance Sheets. Our benefits costs incurred included an increase of $12.1 million in 2022, an increase of $4.9 million in 2021, and a reduction of $0.2 million in 2020 for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the years ended December 31, 2022, 2021 and 2020, we reduced accrued workers’ compensation costs by $42.2 million, $41.7 million, and $42.1 million, respectively, for changes in estimated losses related to prior reporting periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate was 2.9% in 2022 and 0.6% in 2021) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Year Ended December 31,
(in thousands)	2022	2021

Beginning balance	$239,623	$240,761
Accrued claims	49,121	48,097
Present value discount, net of accretion	(9,517)	(898)
Paid claims	(49,819)	(48,337)
Ending balance	$229,408	$239,623

Current portion of accrued claims	$49,779	$46,929
Long-term portion of accrued claims	179,629	192,694
Total accrued claims	$229,408	$239,623

The current portion of accrued workers’ compensation costs on the Consolidated Balance Sheets at December 31, 2022 and 2021 includes $3.7 million and $3.6 million, respectively, of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $250.5 million as of December 31, 2022 and $255.1 million as of December 31, 2021.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level

F-17	2022 Form 10-K

Notes to the Consolidated Financial Statements
of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits, a long-term asset in our Consolidated Balance Sheets. In 2022, we received $30.2 million for the return of excess claim funds related to the workers’ compensation program, which decreased deposits. As of December 31, 2022, we had restricted cash of $49.8 million and deposits of $196.4 million.
Our estimate of incurred claim costs expected to be paid within one year is included in current liabilities, while our estimate of incurred claim costs expected to be paid beyond one year is included in noncurrent liabilities on our Consolidated Balance Sheets.
Stock-Based Compensation
At December 31, 2022, we have one stock-based employee compensation plan under which we may issue awards. We account for this plan under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation, which requires all share-based payments to employees to be recognized in the income statement based on their fair values.
We generally make annual grants of unrestricted stock under our stock-based incentive compensation plan to our non-employee directors, and grants of restricted stock units to our officers and certain other employees. Restricted stock unit grants to officers and other employees generally vest over a period of three years from the date of grant. Restricted stock units are valued based on the fair value on date of grant and the associated expense, net of estimated forfeitures, and are recognized over the requisite service period. Stock grants issued to non-employee directors are 100% vested on the grant date.
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
Company-Sponsored 401(k) Retirement Plans
Under our 401(k) retirement plan for corporate employees (the “Corporate Plan”), we matched 100% of eligible corporate employees’ contributions, up to 6% of the employees’ eligible compensation in 2022, ranging from 3% to 6% of the employees’ eligible compensation in 2021, and up to 6% of the employees’ eligible compensation in 2020. Matching contributions under the Corporate Plan are immediately vested. During 2022, 2021 and 2020, we made matching contributions on behalf of corporate employees to the Corporate Plan of $14.4 million, $8.2 million, and $12.6 million, respectively, and are included in salaries, wages and payroll taxes in our Consolidated Statements of Operations.
Under our separate 401(k) retirement plan for WSEEs (the “Worksite Employee Plan”), the match percentage for WSEEs ranges from 0% to 6%, as determined by each client company. Matching contributions under the Worksite Employee Plan are immediately vested. During 2022, 2021 and 2020, we made matching contributions on behalf of WSEEs to the Worksite Employee Plan of $328.5 million, $244.1 million, and $199.2 million, respectively.
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

F-18	2022 Form 10-K

Notes to the Consolidated Financial Statements
Note 7, “Income Taxes,” for additional information.

2.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	December 31,
	2022			2021
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$678,512	$—	$678,512	$490,154	$—	$490,154
Investments holdings	56,963	33,068	90,031	88,951	31,791	120,742
Total financial assets	735,475	33,068	768,543	579,105	31,791	610,896
Cash in demand accounts	41,047	—	41,047	47,331	—	47,331
Outstanding checks	(43,694)	—	(43,694)	(50,624)	—	(50,624)
Total	$732,828	$33,068	$765,896	$575,812	$31,791	$607,603

Our cash and overnight holdings fluctuate based on the timing of the client’s payroll processing cycle. Included in the cash balance as of December 31, 2022 and December 31, 2021, are $504.8 million and $424.8 million, respectively, in withholdings associated with federal and state income taxes, employment taxes and other payroll deductions, as well as $36.8 million and $20.1 million, respectively, in client prepayments.

F-19	2022 Form 10-K

Notes to the Consolidated Financial Statements
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarizes our cash, cash equivalents, restricted cash and funds held for clients as reported in our Consolidated Statements of Cash Flows:

	Year ended December 31,
(in thousands)	2022		2021		2020

Supplemental schedule of cash, cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$575,812		$554,846		$367,342
Restricted cash	46,929		45,522		49,295
Other current assets - funds held for clients(1)	31,732	(2)	—	(2)	—	(2)
Deposits — workers’ compensation	185,027		186,331		175,913
Cash, cash equivalents, restricted cash and funds held for clients beginning of year	$839,500		$786,699		$592,550

Supplemental schedule of cash, cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$732,828		$575,812		$554,846
Restricted cash	49,779		46,929		45,522
Other current assets - funds held for clients(1)	34,942	(2)	—	(2)	—	(2)
Deposits — workers’ compensation	196,370		185,027		186,331
Cash, cash equivalents, restricted cash end of year and funds held for clients	$1,013,919		$807,768		$786,699

 ____________________________________
(1)Funds held for clients represent amounts held in trust for the benefit of our customers of Workforce Acceleration, our traditional payroll solution, that are restricted for the purpose of satisfying obligations to remit funds to client’s employees and various tax authorities.
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

Please read Note 1. “Accounting Policies,” for a discussion of our accounting policies for deposits — workers’ compensation and restricted cash.

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
•Level 3 - significant unobservable inputs

F-20	2022 Form 10-K

Notes to the Consolidated Financial Statements
Fair Value of Instruments Measured and Recognized at Fair Value
The following tables summarize the levels of fair value measurements of our financial assets:

	December 31, 2022			December 31, 2021
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$735,475	$735,475	$—	$579,105	$579,105	$—
U.S. Treasury bills	29,703	29,703	—	5,782	5,782	—
Municipal bonds	3,365	—	3,365	26,009	—	26,009
Total financial assets	$768,543	$765,178	$3,365	$610,896	$584,887	$26,009

Please read Note 2. “Other Balance Sheet Information,” for additional information.
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
The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2022
U.S. Treasury bills	$29,782	$—	$(79)	$29,703
Municipal bonds	3,369	—	(4)	3,365

December 31, 2021
U.S. Treasury bills	$5,783	$—	$(1)	$5,782
Municipal bonds	26,017	—	(8)	26,009

As of December 31, 2022, the contractual maturities of all marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these instruments.
At December 31, 2022, the carrying value of our borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 6, "Long-Term Debt," for additional information.

4.	Accounts Receivable
Accounts receivable, net consisted of the following:

	December 31,
(in thousands)	2022	2021

Trade, net	$13,934	$10,522
Unbilled	600,446	490,533
Other	8,384	12,251
Accounts receivable, net	$622,764	$513,306

F-21	2022 Form 10-K

Notes to the Consolidated Financial Statements
Our accounts receivable is primarily composed of trade receivables and unbilled receivables. Our trade receivables, which represent outstanding gross billings to clients, are reported net of allowance for doubtful accounts of $1.0 million as of December 31, 2022 and 2021. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of specific accounts and by making a general provision for other potentially uncollectible amounts.
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

	December 31,
(in thousands)	2022	2021

Accrued worksite employee payroll cost	$513,397	$409,653
Unbilled revenues	123,849	100,934
Client prepayments	(36,800)	(20,054)
Unbilled accounts receivable	$600,446	$490,533

5.	Deposits and prepaid health insurance
Deposits and prepaid health insurance consisted of the following:

	December 31,
(in thousands)	2022	2021

Prepaid health insurance	$9,000	$9,000
Deposits — health insurance	7,900	7,900
Deposits — workers’ compensation	196,370	185,027
Deposits and prepaid health insurance	$213,270	$201,927

The contractual arrangement with United for health insurance coverage requires us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as deposits and prepaid health insurance in our Consolidated Balance Sheets. Please read Note 1, “Accounting Policies,” for a discussion of our accounting policies for health insurance costs and workers’ compensation costs.

6.	Long-Term Debt
We have a $650 million revolving credit facility (the “Facility”) which is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Borrowings may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. In addition, as of December 31, 2022, we had an outstanding $1.0 million letter of credit issued under the Facility. As of December 31, 2022, our outstanding balance on the Facility was $369.4 million and is due when the Facility matures on June 30, 2027.
Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal; (2) the federal funds rate plus

F-22	2022 Form 10-K

Notes to the Consolidated Financial Statements
0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate during 2022 was 3.5%. Interest expense and unused commitment fees are recorded in other income (expense).

The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at December 31, 2022.

7.	Income Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the net deferred tax assets as reflected on the Consolidated Balance Sheets are as follows:

	December 31,
(in thousands)	2022	2021

Deferred tax liabilities
Prepaid assets	$(5,395)	$(4,665)
Depreciation	(7,448)	(8,210)
Software development costs	(2,598)	(11,140)
Tenant improvements	(3,139)	(3,517)
Right-of-use leased assets	(16,371)	(18,205)
Intangibles	(2,247)	(1,946)
Total deferred tax liabilities	(37,198)	(47,683)

Deferred tax assets
Accrued incentive compensation	13,116	11,117
Net operating loss carryforward	407	487
Workers’ compensation accruals	5,358	6,592
Accrued rent	1,790	1,858
Stock-based compensation	12,255	8,886
Operating lease liabilities	19,508	21,722
Minority investment impairment	675	681
Cares act deferral	—	1,626
Other	297	287
Total deferred tax assets	53,406	53,256
Valuation allowance	(675)	(681)
Total net deferred tax assets	52,731	52,575

Net deferred tax assets	$15,533	$4,892

F-23	2022 Form 10-K

Notes to the Consolidated Financial Statements
The components of income tax expense are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Current income tax expense
Federal	$61,649	$30,887	$45,558
State	15,067	8,640	11,122
Total current income tax expense	76,716	39,527	56,680

Deferred income tax (benefit) expense
Federal	(8,844)	4,562	(4,678)
State	(1,797)	149	(969)
Total deferred income tax (benefit) expense	(10,641)	4,711	(5,647)
Total income tax expense	$66,075	$44,238	$51,033

The reconciliation of income tax expense computed at U.S. federal statutory tax rates to the reported income tax expense from continuing operations is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Expected income tax expense at 21%	$51,539	$35,347	$39,747
State income taxes, net of federal benefit	10,106	6,974	7,818
Nondeductible expenses	4,338	7,362	3,641
Equity compensation, net	1,345	(4,427)	1,335
Research and development credit	(1,241)	(1,018)	(1,479)
Other, net	(12)	—	(29)
Reported total income tax expense	$66,075	$44,238	$51,033

At December 31, 2022, we have net operating loss carryforwards totaling $1.6 million that expire from 2024 to 2030 related to an acquisition that occurred in 2010.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, 2021 and 2020, we have no uncertain tax positions, and as a result, have made no provisions for interest or penalties related to uncertain tax positions. The tax years 2019 through 2021 remain open to examination by the Internal Revenue Service of the United States. The tax years 2018 through 2021 remain open to examination by various state tax authorities.

8.	Stockholders’ Equity (Deficit)
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases are to be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions or other factors. We repurchased 671,468 shares under the Repurchase Program during 2022. In addition, 99,001 shares were withheld during 2022 to satisfy minimum tax withholding obligations for the vesting of long-term incentive, restricted stock awards and restricted stock units, which are not subject to the Repurchase Program. During 2021, we repurchased 424,509 shares under the Repurchase Program and 291,129 shares were withheld to satisfy minimum tax withholding obligations for the vesting of long-term incentive and restricted stock awards. At December 31, 2022, we were authorized to repurchase an additional 1,032,160 shares under the Repurchase Program. Shares repurchased under the Repurchase Program are recorded in treasury.

F-24	2022 Form 10-K

Notes to the Consolidated Financial Statements
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2022	2021

First quarter	$0.45	$0.40
Second quarter	0.52	0.45
Third quarter	0.52	0.45
Fourth quarter	0.52	2.45	(1)
____________________________________
(1)Includes a $2.00 per share special dividend.

During 2022 and 2021, we paid a total of $76.6 million and $144.2 million, respectively, in dividends. The dividends paid in 2021 includes a special dividend of $76.7 million.
Preferred Stock
At December 31, 2022, 20 million shares of preferred stock were authorized.

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
The 2012 Incentive Plan is administered by the Compensation Committee of the Board (the “Committee”). The Committee has the power to determine which eligible employees will receive awards, the timing and manner of the grant of such awards, the exercise price of stock options (which may not be less than market value on the date of grant), the number of shares and all of the terms of the awards. The Board may at any time amend or terminate the 2012 Incentive Plan. However, no amendment that would impair the rights of any participant, with respect to outstanding grants, can be made without the participant’s prior consent. Stockholder approval of amendments to the 2012 Incentive Plan is necessary only when required by applicable law or stock exchange rules. Assuming all outstanding performance-based awards are paid at maximum achievement of pre-established performance goals, at December 31, 2022, 942,973 shares of common stock were available for future grants under the 2012 Incentive Plan.
We also maintain the Insperity, Inc. Long-Term Incentive Plan (“LTIP”) under the 2012 Incentive Plan. The LTIP provides for performance-based long-term compensation awards in the form of performance units to certain employees based on the achievement of pre-established performance goals. We granted performance units under the LTIP to our named executive officers and certain other officers in 2020, 2021 and 2022.
Employees who attain a minimum age of 62 and have provided 15 years or more of continuous service may continue to vest in awards following a qualifying retirement as defined under the 2012 Incentive Plan award agreement, as though he or she were still an employee, provided the grant date of the award is six months or more before the employee’s last day of employment, the employee provides the Company with six months advance notice of retirement, the employee continues to work full-time during such six (6) month period, and the employee signs a waiver and release of claims. In addition, in order to avoid forfeiting any outstanding award, a retired employee must refrain from providing any services, including but not limited to, as an employee, director, advisor, or independent contractor to a business engaged in providing any services offered by the Company and its subsidiaries and affiliates at the time of the employee’s retirement, including but not limited to PEO services, payroll services, retirement services or insurances services. For a termination

F-25	2022 Form 10-K

Notes to the Consolidated Financial Statements
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

Stock-based compensation expense and other disclosures for stock-based awards follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Stock-based compensation expense recognized	$50,080	$40,623	$60,145
Income tax benefit realized from stock-based compensation expense	13,483	10,677	16,217
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
The following is a summary of time-based RSAs and time-based RSUs award activity for 2022:

	Total Awards (in thousands)	Weighted Average Grant Date Fair Value

Non-vested — December 31, 2021	713	$82.61
Granted	653	90.06
Vested	(340)	85.53
Canceled	(39)	86.38
Non-vested — December 31, 2022	987	$86.34

Additional disclosures for time-based RSAs and time-based RSUs:

	Year Ended December 31,
	2022	2021	2020

Weighted average grant date fair value of awards granted	$90.06	$88.84	$66.32
Fair value of awards vested during the year (in millions)	30.4	28.7	18.1
As of December 31, 2022, unrecognized compensation expense associated with the unvested RSAs and RSUs outstanding was $44.0 million and is expected to be recognized over a weighted average period of 23 months.
Long-Term Incentive Program Awards
Each performance unit represents the right to receive common shares at a future date based on our performance against specified targets. The ultimate number of shares issued and the related compensation cost recognized is based on a comparison of the final performance metrics to the specified targets, which can range from 0% to 200% of the targeted amounts. A performance unit may be comprised of either a performance-based award or a market-based award. For performance-based awards, performance units have a vesting schedule of three years and compensation expense is recognized based on the number of common shares expected to be issued and the market price per common share on the date of grant. Over the performance period, the number of shares expected to be issued is adjusted upward or downward based upon the probability of achievement of the performance targets. For market-based awards, performance units vest at the end of a three-year period assuming continued employment and achievement of market-based

F-26	2022 Form 10-K

Notes to the Consolidated Financial Statements
performance goals. The fair value of market-based performance awards was determined through the use of the Monte Carlo simulation method. The compensation expense for the LTIP awards is recognized on a straight-line basis over the vesting terms.
The following is a summary of LTIP award activity, at 100% of targeted amount, for 2022:

	Number of Performance Units (in thousands)	Weighted Average Grant Date Fair Value

Non-vested — December 31, 2021	238	$93.78
Granted	85	94.43
Vested	—	—
Canceled	(51)	139.71
Non-vested — December 31, 2022	272	$85.37

As of December 31, 2022, we estimate that approximately 126,000, 111,000 and 111,000 shares will vest with $0.1 million, $2.1 million and $4.9 million in unamortized compensation expense related to the 2020, 2021 and 2022 LTIP grants, respectively.
Employee Stock Purchase Plan
Our employee stock purchase plan (the “ESPP”) enables employees to purchase shares of Insperity stock at a 5% discount from the stock price at the end of the offering period. The ESPP is a non-compensatory plan under GAAP for stock-based compensation. As a result, no compensation expense is recognized in conjunction with this plan. Approximately 36,000, 36,000 and 57,000 shares were issued from treasury under the ESPP during fiscal years 2022, 2021 and 2020, respectively.

10.	Earnings Per Share
From 2009 through 2021, we used the two-class method to compute basic earnings per share (“Basic EPS”) and diluted earnings per share ("Diluted EPS"). Under the accounting guidance for the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of Basic EPS and Diluted EPS using the two-class method.
In 2022, our share-based payment awards with non-forfeitable rights to dividends became fully vested. As a result, we are no longer required to use the two-class method and, at December 31, 2022, we used the treasury stock method to calculate earnings per share.
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based RSUs.

F-27	2022 Form 10-K

Notes to the Consolidated Financial Statements
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Net income	$179,350	$124,080	$138,237
Less distributed and undistributed earnings allocated to participating securities	—	(210)	(782)
Net income allocated to common shares	$179,350	$123,870	$137,455

Weighted average common shares outstanding	38,115	38,431	38,503
Incremental shares from assumed time-vested and performance-based RSU awards and conversions of common stock options	501	471	317
Adjusted weighted average common shares outstanding	38,616	38,902	38,820

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	10	—	133

11.	Leases
We have operating leases for office space, other operating facilities, vehicles and office equipment. Our fixed operating lease costs for 2022, 2021 and 2020 were $18.7 million, $18.2 million, and $17.3 million, respectively, and are included in general and administrative expenses on our Consolidated Statements of Operations. During 2022, cash paid for amounts included in the measurement of operating lease liabilities was $22.2 million.
The following table presents the lease balances within our Consolidated Balance Sheets, weighted average lease term and weighted average discount rates related to our operating leases:

(dollars in thousands)	Classification in Consolidated Balance Sheets	December 31, 2022

Lease liabilities:
Current operating lease liabilities	Other accrued liabilities	$19,946
Long-term operating lease liabilities	Operating lease liabilities, net of current	55,587
Total operating lease liabilities		75,533
Less:
Landlord funded tenant improvements		12,103
Deferred rent		6,898
Operating lease ROU assets	Right-of-use leased assets	$56,532

Weighted average remaining lease term (years)		4
Weighted average discount rate		3.6%

F-28	2022 Form 10-K

Notes to the Consolidated Financial Statements
The following presents the maturity of our operating leases liabilities as of December 31, 2022:

(in thousands)	Operating Leases

2023	$22,231
2024	19,037
2025	14,524
2026	10,880
2027	8,484
Thereafter	6,527
Total remaining obligation	81,683
Less imputed interest	6,150
Present value of lease liabilities	$75,533

As of December 31, 2022, we have additional operating leases that have not yet commenced of $11.4 million with lease terms between one and seven years.

12.	Commitments and Contingencies
We enter into fixed purchase and service obligations in the ordinary course of business. These arrangements primarily consist of advertising commitments and service contracts. At December 31, 2022, future purchase and service obligations greater than $100,000 and one year were as follows:

(in thousands)

2023	$29,353
2024	20,738
2025	12,367
2026	4,417
2027	—
Thereafter	—
Total obligations	$66,875
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

F-29	2022 Form 10-K