Form 10-Q
period 2023-03-31
INSPERITY, INC.
filed 2023-04-26
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2023
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of April 19, 2023, 38,215,060 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
•our liability for WSEE payroll, payroll taxes and benefits costs, or other liabilities associated with actions of our client companies or WSEEs, including if our clients fail to pay us;
•bank failures or other events affecting financial institutions;
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

Insperity | 2023 First Quarter Form 10-Q	4

FORWARD LOOKING STATEMENTS
•our liability or damage to our reputation relating to disclosure of sensitive or private information as a result of data theft, cyberattacks or security vulnerabilities;
•failure of third-party providers, such as financial institutions, data centers or cloud service providers; and
•our ability to integrate or realize expected returns on future product offerings, including through acquisition and investment.
These factors are discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, and elsewhere in this report. Any of these factors, or a combination of such factors, could materially affect the results of our operations and whether forward-looking statements we make ultimately prove to be accurate.
Any forward-looking statements are made only as of the date hereof and, unless otherwise required by applicable securities laws, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Insperity | 2023 First Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$696,588	$732,828
Restricted cash	48,113	49,779
Marketable securities	35,535	33,068
Accounts receivable, net	607,313	622,764
Prepaid insurance	50,665	11,706
Other current assets	79,860	61,728
Total current assets	1,518,074	1,511,873
Property and equipment, net of accumulated depreciation	196,382	199,992
Right-of-use (“ROU”) leased assets	53,303	56,532
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	211,226	196,370
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	—	15,533
Other assets	31,381	29,354
Total assets	$2,039,973	$2,039,261
Liabilities and stockholders' equity
Accounts payable	$9,491	$7,732
Payroll taxes and other payroll deductions payable	495,585	556,085
Accrued worksite employee payroll costs	525,312	513,397
Accrued health insurance costs	78,722	53,402
Accrued workers’ compensation costs	51,878	53,485
Accrued corporate payroll and commissions	48,365	89,147
Income taxes payable	13,813	6,949
Other accrued liabilities	79,793	73,173
Total current liabilities	1,302,959	1,353,370
Accrued workers’ compensation costs, net of current	181,364	179,629
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	51,622	55,587
Deferred income taxes, net	1,196	—
Total noncurrent liabilities	603,582	604,616
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	142,002	151,144
Treasury stock, at cost	(735,219)	(725,532)
Retained earnings	726,094	655,108
Total stockholders’ equity	133,432	81,275
Total liabilities and stockholders’ equity	$2,039,973	$2,039,261
See accompanying notes.

Insperity | 2023 First Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022

Revenues(1)	$1,769,652	$1,577,837
Payroll taxes, benefits and workers’ compensation costs	1,437,506	1,292,063
Gross profit	332,146	285,774
Salaries, wages and payroll taxes	124,541	107,439
Stock-based compensation	11,110	9,846
Commissions	11,017	10,310
Advertising	5,940	8,595
General and administrative expenses	48,034	41,005
Depreciation and amortization	10,497	10,184
Total operating expenses	211,139	187,379
Operating income	121,007	98,395
Other income (expense):
Interest income	8,777	148
Interest expense	(6,205)	(1,925)
Income before income tax expense	123,579	96,618
Income tax expense	28,984	26,734
Net income	$94,595	$69,884

Net income per share of common stock
Basic	$2.49	$1.82
Diluted	$2.45	$1.80
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022

Gross billings	$11,451,262	$10,357,905
Less: WSEE payroll cost	9,681,610	8,780,068
Revenues	$1,769,652	$1,577,837
See accompanying notes.

Insperity | 2023 First Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2023	2022

Cash flows from operating activities
Net income	$94,595	$69,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,497	10,184
Stock-based compensation	11,110	9,846
Deferred income taxes	16,729	10,006
Changes in operating assets and liabilities:
Accounts receivable	15,451	(156,917)
Prepaid insurance	(38,959)	(11,431)
Other current assets	(11,522)	(26,970)
Other assets and ROU assets	1,656	(1,588)
Accounts payable	1,759	1,414
Payroll taxes and other payroll deductions payable	(60,500)	(83,125)
Accrued worksite employee payroll costs	11,915	235,970
Accrued health insurance costs	25,320	11,398
Accrued workers’ compensation costs	128	(7,050)
Accrued corporate payroll, commissions and other accrued liabilities	(45,691)	(18,971)
Income taxes payable/receivable	6,864	16,197
Total adjustments	(55,243)	(11,037)
Net cash provided by operating activities	39,352	58,847

Cash flows from investing activities
Marketable securities:
Purchases	(14,206)	(6,964)
Proceeds from maturities	12,110	5,760
Property and equipment:
Purchases	(6,849)	(4,686)
Net cash used in investing activities	(8,945)	(5,890)

Cash flows from financing activities
Purchase of treasury stock	(34,622)	(27,441)
Dividends paid	(19,896)	(17,244)
Other	7,671	799
Net cash used in financing activities	(46,847)	(43,886)
Net increase (decrease) in cash, cash equivalents, restricted cash and funds held for clients	(16,440)	9,071
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	1,013,919	807,768
Cash, cash equivalents, restricted cash and funds held for clients end of period	$997,479	$816,839

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$971	$775
See accompanying notes.

Insperity | 2023 First Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2022	55,489	$555	$151,144	$(725,532)	$655,108	$81,275
Purchase of treasury stock, at cost	—	—	—	(34,622)	—	(34,622)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21,103)	24,875	(3,772)	—
Stock-based compensation expense	—	—	11,398	(288)	—	11,110
Other	—	—	563	348	—	911
Dividends paid	—	—	—	—	(19,896)	(19,896)
Unrealized gain on marketable securities, net of tax	—	—	—	—	59	59
Net income	—	—	—	—	94,595	94,595
Balance at March 31, 2023	55,489	$555	$142,002	$(735,219)	$726,094	$133,432

Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$553,581	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(27,441)	—	(27,441)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9,214)	10,365	(1,151)	—
Stock-based compensation expense	—	—	9,575	271	—	9,846
Other	—	—	513	269	—	782
Dividends paid	—	—	—	—	(17,244)	(17,244)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(92)	(92)
Net income	—	—	—	—	69,884	69,884
Balance at March 31, 2022	55,489	$555	$110,053	$(681,625)	$604,978	$33,961

Insperity | 2023 First Quarter Form 10-Q	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2022. Our Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at March 31, 2023 and our Consolidated Statements of Operations for the three month periods ended March 31, 2023 and 2022, our Consolidated Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022 and our Consolidated Statements of Stockholders’ Equity for the three month periods ended March 31, 2023 and 2022, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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

Insperity | 2023 First Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at March 31, 2023, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of March 31, 2023, Plan Costs were less than the net premiums paid and owed to United by $41.5 million. As this amount is in excess of the agreed-upon $9.0 million surplus maintenance level, the $32.5 million difference is included in prepaid insurance, a current asset, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at March 31, 2023 were $71.1 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first three months of 2023 included a decrease of $9.0 million for changes in estimated run-off related to prior periods. Our benefits costs incurred in the first three months of 2022 included an increase of $0.8 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the three months ended March 31, 2023 and 2022, we reduced accrued workers’ compensation costs by $7.6 million and $14.9 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2023 period was 4.0% and in the 2022 period was 1.5%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2023 First Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Three Months Ended March 31,
(in thousands)	2023	2022

Beginning balance, January 1,	$229,408	$239,623
Accrued claims	15,981	8,373
Present value discount, net of accretion	(3,209)	(1,309)
Paid claims	(12,704)	(14,370)
Ending balance	$229,476	$232,317

Current portion of accrued claims	$48,112	$49,429
Long-term portion of accrued claims	181,364	182,888
Total accrued claims	$229,476	$232,317
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at March 31, 2023 includes $3.8 million of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $252.6 million as of March 31, 2023 and $248.0 million as of March 31, 2022.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. At March 31, 2023, we had restricted cash of $48.1 million and deposits – workers’ compensation of $211.2 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $582.8 million and $600.4 million at March 31, 2023 and December 31, 2022, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2023 First Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change

Northeast	$492,290	$449,925	9.4%
Southeast	238,607	202,201	18.0%
Central	318,792	271,310	17.5%
Southwest	340,412	308,838	10.2%
West	362,980	330,771	9.7%
	1,753,081	1,563,045	12.2%
Other revenue	16,571	14,792	12.0%
Total revenue	$1,769,652	$1,577,837	12.2%

3.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	March 31, 2023			December 31, 2022
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$635,931	$—	$635,931	$678,512	$—	$678,512
Investment holdings	55,546	35,535	91,081	56,963	33,068	90,031
Total financial assets	691,477	35,535	727,012	735,475	33,068	768,543
Cash in demand accounts	21,072	—	21,072	41,047	—	41,047
Outstanding checks	(15,961)	—	(15,961)	(43,694)	—	(43,694)
Total	$696,588	$35,535	$732,123	$732,828	$33,068	$765,896
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at March 31, 2023 and December 31, 2022 included $457.8 million and $504.8 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $42.9 million and $36.8 million, respectively, in client prepayments.

Insperity | 2023 First Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarizes our cash, cash equivalents, restricted cash and funds held for clients as reported in our Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
(in thousands)	2023		2022

Supplemental schedule of cash and cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$732,828		$575,812
Restricted cash	49,779		46,929
Other current assets - funds held for clients(1)	34,942	(2)	—	(2)
Deposits – workers’ compensation	196,370		185,027
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	$1,013,919		$807,768

Cash and cash equivalents	$696,588		$576,654
Restricted cash	48,113		49,429
Other current assets - funds held for clients(1)	41,552	(2)	—	(2)
Deposits – workers’ compensation	211,226		190,756
Cash, cash equivalents, restricted cash and funds held for clients end of period	$997,479		$816,839
 ____________________________________
(1)Funds held for clients represent amounts held on behalf of our Traditional Payroll Solution customers that are restricted for the purpose of satisfying obligations to remit funds to clients’ employees and various tax authorities.
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
•Level 3 - significant unobservable inputs

Insperity | 2023 First Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	March 31, 2023			December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$691,477	$691,477	$—	$735,475	$735,475	$—
U.S. Treasury bills	35,535	35,535	—	29,703	29,703	—
Municipal bonds	—	—	—	3,365	—	3,365
Total financial assets	$727,012	$727,012	$—	$768,543	$765,178	$3,365
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

The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2023
U.S. Treasury bills	$35,558	$19	$(42)	$35,535

December 31, 2022
U.S. Treasury bills	$29,782	$—	$(79)	$29,703
Municipal bonds	3,369	—	(4)	3,365
As of March 31, 2023, the contractual maturities of the marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of March 31, 2023, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. At March 31, 2023, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $279.6 million.
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted

Insperity | 2023 First Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the three month period ended March 31, 2023 was 6.35%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at March 31, 2023.

6.	Stockholders' Equity
During the first three months of 2023, we repurchased or withheld an aggregate of 288,502 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the three months ended March 31, 2023, 93,387 shares were repurchased under the Repurchase Program. As of March 31, 2023, we were authorized to repurchase an additional 938,773 shares under the Repurchase Program.
Withheld Shares
During the three months ended March 31, 2023, we withheld 195,115 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2023	2022

First quarter	$0.52	$0.45
During the three months ended March 31, 2023 and 2022, we paid dividends totaling $19.9 million and $17.2 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”).

Insperity | 2023 First Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Three Months Ended March 31,
(in thousands)	2023	2022

Net income	$94,595	$69,884
Less distributed and undistributed earnings allocated to participating securities	—	(47)
Net income allocated to common shares	$94,595	$69,837

Weighted average common shares outstanding	37,990	38,288
Incremental shares from assumed time-vested and performance-based RSU awards	683	405
Adjusted weighted average common shares outstanding	38,673	38,693

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	—	25

8.	Commitments and Contingencies
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

Insperity | 2023 First Quarter Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, as well as our Consolidated Financial Statements and notes thereto included in this Quarterly Report on Form 10-Q.
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
2023 Highlights
First Quarter 2023 Compared to First Quarter 2022
•Average number of WSEEs paid per month increased 10.1%
•Net income and diluted earnings per share (“diluted EPS”) increased 35.4% and 36.1% to $94.6 million and $2.45, respectively
•Adjusted EPS increased 34.2% to $2.67
•Adjusted EBITDA increased 28.5% to $152.4 million

Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2023 First Quarter Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended March 31,
	2023	2022	% Change

Financial data:
Revenues	$1,769,652	$1,577,837	12.2%
Gross profit	332,146	285,774	16.2%
Operating expenses	211,139	187,379	12.7%
Operating income	121,007	98,395	23.0%
Other income (expense), net	2,572	(1,777)	—
Net income	94,595	69,884	35.4%
Diluted EPS	2.45	1.80	36.1%

Non-GAAP financial measures(1):
Adjusted net income	$103,099	$77,006	33.9%
Adjusted EBITDA	152,413	118,573	28.5%
Adjusted EPS	2.67	1.99	34.2%

Average WSEEs paid	306,691	278,660	10.1%

Statistical data (per WSEE per month):
Revenues(2)	$1,923	$1,887	1.9%
Gross profit	361	342	5.6%
Operating expenses	229	224	2.2%
Operating income	132	118	11.9%
Net income	103	84	22.6%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended March 31,
(per WSEE per month)	2023	2022
Gross billings	$12,446	$12,390
Less: WSEE payroll cost	10,523	10,503
Revenues	$1,923	$1,887

Insperity | 2023 First Quarter Form 10-Q	19

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

•During Q1 2023, WSEEs paid increased 10.1% compared to Q1 2022. The number of WSEEs paid from new client sales remained consistent when compared to Q1 2022, while the net gain in our client base and client retention declined compared to Q1 2022.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2023 First Quarter Form 10-Q	20

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

Insperity | 2023 First Quarter Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
First Quarter 2023 Compared to First Quarter 2022
Our revenues for Q1 2023 were $1.8 billion, an increase of 12.2%, primarily due to the following:
•Average WSEEs paid increased 10.1%.
•Revenues per WSEE per month increased 1.9%, or $36.

We provide our PEO HR Outsourcing Solutions to small and medium-sized businesses throughout the United States. Our PEO HR Outsourcing Solutions revenue distribution by region follows:
PEO HR Outsourcing Solutions Revenue by Region
(in thousands)
________________________________________________________
(1)The Southwest region includes Texas.

Insperity | 2023 First Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The percentage of total PEO HR Outsourcing Solutions revenue in our significant markets includes the following:
Significant Markets

The middle market sector, which we generally define as those companies with approximately 150 to 5,000 WSEEs, includes smaller clients whose number of WSEEs have grown to approximately 150 or more WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 19.7% during Q1 2023 compared to Q1 2022, representing approximately 26.1% and 24.0% of our total average paid WSEEs during Q1 2023 and Q1 2022, respectively.
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

Insperity | 2023 First Quarter Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter 2023 Compared to First Quarter 2022

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage
Gross profit for Q1 2023 increased 16.2% to $332.1 million compared to $285.8 million in Q1 2022. Gross profit per WSEE per month for Q1 2023 increased $19 to $361 compared to $342 in Q1 2022 due primarily to higher average pricing, offset in part by higher direct costs, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $36 due to higher average pricing.
The net decrease in direct costs between Q1 2023 and Q1 2022 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $2.5 million as discussed below. The $17 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:

Insperity | 2023 First Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Benefits costs
•The cost of group health insurance and related employee benefits increased $5 per WSEE per month and increased 2.1% on a cost per covered employee basis in Q1 2023 as compared to Q1 2022.
•The percentage of WSEEs covered under our health insurance plans was 65.4% in Q1 2023 compared to 66.3% in Q1 2022.
•Reported results include changes in estimated claims run-off related to prior periods, which was a reduction in costs of $9.0 million, or $10 per WSEE per month, in Q1 2023 compared to an increase in costs of $0.8 million, or $1 per WSEE per month, in Q1 2022.
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
•Workers’ compensation costs increased $5 per WSEE per month in Q1 2023 compared to Q1 2022 on a 13.0% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.25% in Q1 2023 and 0.20% in Q1 2022.
•We recorded a reduction in workers’ compensation costs of $7.6 million, or 0.10% of non-bonus payroll costs in Q1 2023, as a result of closing out claims at lower than expected costs. In Q1 2022, we recorded a reduction of $14.9 million, or 0.22% of non-bonus payroll costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 11.2% on a 10.3% increase in payroll costs, or $8 per WSEE per month.
•Payroll taxes as a percentage of payroll costs increased to 7.6% in Q1 2023 compared to 7.5% in Q1 2022.
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
•General and administrative expenses — Our general and administrative expenses primarily include:
◦rent expenses related to our service centers and sales offices
◦outside professional service fees related to legal, consulting and accounting services
◦administrative costs, such as postage, printing and supplies

Insperity | 2023 First Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
◦employee travel and training expenses
◦facility costs, including repairs and maintenance
◦technology costs, including software-as-a-service (“SaaS”) subscription costs and amortization of SaaS implementation costs
•Depreciation and amortization — Depreciation and amortization expense is primarily a function of our capital investments in corporate facilities, service centers, sales offices, software development, and technology infrastructure.
First Quarter 2023 Compared to First Quarter 2022
The following table presents certain information related to our operating expenses:

	Three Months Ended March 31,
				per WSEE
(in thousands, except per WSEE)	2023	2022	% Change	2023	2022	% Change

Salaries	$124,541	$107,439	15.9%	$135	$129	4.7%
Stock-based compensation	11,110	9,846	12.8%	12	12	—
Commissions	11,017	10,310	6.9%	12	12	—
Advertising	5,940	8,595	(30.9%)	6	10	(40.0%)
General and administrative	48,034	41,005	17.1%	53	49	8.2%
Depreciation and amortization	10,497	10,184	3.1%	11	12	(8.3%)
Total operating expenses	$211,139	$187,379	12.7%	$229	$224	2.2%
•Operating expenses for Q1 2023 increased 12.7% to $211.1 million compared to $187.4 million in Q1 2022. Operating expenses per WSEE per month for Q1 2023 increased 2.2% to $229 compared to $224 in Q1 2022.
•Salaries of corporate and sales staff for Q1 2023 increased 15.9% to $124.5 million, or $6 per WSEE per month, compared to Q1 2022, primarily due to an increase in the number of service and support personnel as well as in the number of Business Performance Advisors.
•Stock-based compensation expense for Q1 2023 increased 12.8% to $11.1 million, but remained flat on a per WSEE per month basis, compared to Q1 2022. The increase was primarily due to awards issued under our restricted stock program.
•Commissions expense for Q1 2023 increased 6.9% to $11.0 million, but remained flat on a per WSEE per month basis, compared to Q1 2022.
•Advertising expense for Q1 2023 decreased 30.9% to $5.9 million, or $4 per WSEE per month, compared to Q1 2022. This decrease was primarily due to a change in the timing associated with advertising.
•General and administrative expenses for Q1 2023 increased 17.1% to $48.0 million, or $4 per WSEE per month, compared to Q1 2022. The increase was primarily due to increased travel and event costs, software licensing costs, and amortization of SaaS implementation costs.
Other Income (Expense)
Interest income increased $8.6 million in Q1 2023 compared to Q1 2022 due to increases in interest rates earned on investments in marketable securities and workers’ compensation deposits. Interest expense increased $4.3 million in Q1 2023 compared to Q1 2022 due to increases in interest rates charged on borrowings under our credit facility.

Insperity | 2023 First Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense

	Three months ended March 31,
	2023	2022

Effective income tax rate	23.5%	27.7%
For the three months ended March 31, 2023, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first three months of 2023 and 2022, we recognized an income tax benefit of $4.9 million and $0.5 million, respectively, related to the vesting of short-term, long-term incentive, and restricted stock awards.
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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock based-compensation.

Insperity | 2023 First Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended March 31,
	2023		2022
		Per WSEE		Per WSEE

Payroll cost	$9,681,610	$10,523	$8,780,068	$10,503
Less: Bonus payroll cost	2,002,043	2,176	1,983,853	2,373
Non-bonus payroll cost	$7,679,567	$8,347	$6,796,215	$8,130
% Change period over period	13.0%	2.7%	27.2%	6.4%
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	March 31, 2023	December 31, 2022

Cash, cash equivalents and marketable securities	$732,123	$765,896
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	457,778	504,817
Client prepayments	42,907	36,800
Adjusted cash, cash equivalents and marketable securities	$231,438	$224,279
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended March 31,
(in thousands, except per WSEE per month)	2023		2022
		Per WSEE		Per WSEE

Net income	$94,595	$103	$69,884	$84
Income tax expense	28,984	32	26,734	32
Interest expense	6,205	7	1,925	2
Amortization of SaaS implementation costs	1,022	1	—	—
Depreciation and amortization	10,497	11	10,184	12
EBITDA	141,303	154	108,727	130
Stock-based compensation	11,110	12	9,846	12
Adjusted EBITDA	$152,413	$166	$118,573	$142
% Change period over period	28.5%	16.9%	13.8%	(4.7%)

Insperity | 2023 First Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended March 31,
(in thousands)	2023	2022

Net income	$94,595	$69,884
Non-GAAP adjustments:
Stock-based compensation	11,110	9,846
Tax effect	(2,606)	(2,724)
Total non-GAAP adjustments, net	8,504	7,122
Adjusted net income	$103,099	$77,006
% Change period over period	33.9%	8.8%
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended March 31,
(amounts per share)	2023	2022

Diluted EPS	$2.45	$1.80
Non-GAAP adjustments:
Stock-based compensation	0.29	0.25
Tax effect	(0.07)	(0.06)
Total non-GAAP adjustments, net	0.22	0.19
Adjusted EPS	$2.67	$1.99
% Change period over period	34.2%	9.3%

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
We had $732.1 million in cash, cash equivalents and marketable securities at March 31, 2023, of which approximately $457.8 million was payable in early April 2023 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $42.9 million represented client prepayments that were payable in April 2023. At March 31, 2023, we had working capital of $215.1 million compared to $158.5 million at December 31, 2022. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2023. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of March 31, 2023, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.

Insperity | 2023 First Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flows from Operating Activities
Net cash provided by operating activities in the first three months of 2023 was $39.4 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes – We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended March 31, 2023, the last business day of the reporting period was a Friday, client prepayments were $42.9 million and employment taxes and other deductions were $457.8 million. In the period ended March 31, 2022, the last business day of the reporting period was a Thursday, client prepayments were $117.8 million and employment taxes and other deductions were $338.3 million.
•Medical plan funding – Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of March 31, 2023, premiums owed and cash funded to United have exceeded the costs of the United plan, resulting in a $41.5 million surplus, $32.5 million of which is reflected as a current asset, and $9.0 million of which is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at March 31, 2023 were $71.1 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets.
•Operating results – Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 33.9% to $103.1 million in the three months ended March 31, 2023, compared to $77.0 million in the three months ended March 31, 2022. Please read “Results of Operations – First Quarter 2023 Compared to First Quarter 2022.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $8.9 million for the three months ended March 31, 2023, primarily due to property and equipment purchases of $6.8 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $46.8 million for the three months ended March 31, 2023. We paid $19.9 million in dividends and repurchased or withheld $34.6 million in stock.

Insperity | 2023 First Quarter Form 10-Q	30

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of March 31, 2023, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2023 First Quarter Form 10-Q	31

OTHER INFORMATION
PART II
Item 1. Legal Proceedings

Please read Note 8 to the Consolidated Financial Statements, “Commitments and Contingencies,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 under “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, except as noted below:
Bank failures or other events affecting financial institutions could have a material adverse effect on our business, results of operations or financial condition, or have other adverse consequences.
We use a U.S.-based global systemically important bank (or G-SIB) for our PEO operations, including our cash balances associated with that portion of our business. All of our cash deposits are held by Federal Deposit Insurance Corporation (“FDIC”) insured banks, which amounts exceed the FDIC insurance limits. Through various overnight “sweep account” programs, we also invest a significant portion of our cash balances in U.S. Treasury-based funds, which are invested through brokerage firms affiliated with the banks at which our deposits are held. The failure of a bank or related brokerage firm that we use, or events involving limited liquidity, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our cash balances, adversely impact our liquidity, including our ability to borrow under our credit facility, or limit our ability to process transactions related to our clients. In the event of a failure of a bank or other financial institution that holds our cash deposits, there can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be recoverable or, even if ultimately recoverable, there may be significant delays in our ability to access those funds. Furthermore, bank failures, non-performance, or other adverse developments that affect financial institutions could impair the ability of one or more of the banks participating in our credit facility from honoring their commitments. Such events could have a material adverse effect on our financial condition or results of operations.
Similarly, our clients may be adversely affected by any bank failure or other event affecting financial institutions. For example, some of our clients had deposits with banks that were recently placed into receivership. If those clients had been unable, or if our clients in the future are unable, to meet their obligations to us as a result of a bank failure or other event affecting financial institutions, we may be exposed to potential risks that could impact our financial condition or results of operations. If we were to fail to pay the liabilities that we have assumed associated with our WSEEs, we may be subject to fines or other penalties. See “Item 1.A. Risk Factors – PEO HR Outsourcing Risks – “We assume liability for WSEE payroll, payroll taxes, benefits costs and workers’ compensation costs and are responsible for their payment regardless of the amount billed to or paid by our clients.” in our Form 10-K for the year ended December 31, 2022. Furthermore, a significant change in the liquidity or financial position of our clients could cause unfavorable trends in cash collections, which could have a material adverse effect on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended March 31, 2023 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
01/01/2023 — 01/31/2023	38,030	$108.83	38,000	994,160
02/01/2023 — 02/28/2023	—	—	—	994,160
03/01/2023 — 03/31/2023	250,472	121.70	55,387	938,773
Total	288,502	$120.01	93,387

Insperity | 2023 First Quarter Form 10-Q	32

OTHER INFORMATION
____________________________________
(1)During the three months ended March 31, 2023, 195,115 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units and long-term incentive compensation awards. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of March 31, 2023, we were authorized to repurchase an additional 938,773 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

Insperity | 2023 First Quarter Form 10-Q	33

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
*	Filed with this report.

**	Furnished with this report.

Insperity | 2023 First Quarter Form 10-Q	34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: April 26, 2023	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2023 First Quarter Form 10-Q	35