Form 10-Q
period 2023-06-30
INSPERITY, INC.
filed 2023-08-01
CIK 1000753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2023
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☐  No ☒

As of July 25, 2023, 38,142,045 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

Insperity | 2023 Second Quarter Form 10-Q	4

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

Insperity | 2023 Second Quarter Form 10-Q	5

FINANCIAL STATEMENTS (Unaudited)
PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$580,093	$732,828
Restricted cash	48,002	49,779
Marketable securities	35,998	33,068
Accounts receivable, net	605,065	622,764
Prepaid insurance and related assets	22,747	11,706
Income taxes receivable	11,588	—
Other current assets	60,144	61,728
Total current assets	1,363,637	1,511,873
Property and equipment, net of accumulated depreciation	192,829	199,992
Right-of-use (“ROU”) leased assets	52,165	56,532
Prepaid health insurance	9,000	9,000
Deposits – health insurance	7,900	7,900
Deposits – workers’ compensation	180,982	196,370
Goodwill and other intangible assets, net	12,707	12,707
Deferred income taxes, net	10,837	15,533
Other assets	35,210	29,354
Total assets	$1,865,267	$2,039,261
Liabilities and stockholders' equity
Accounts payable	$6,807	$7,732
Payroll taxes and other payroll deductions payable	401,682	556,085
Accrued worksite employee payroll costs	523,504	513,397
Accrued health insurance costs	34,282	53,402
Accrued workers’ compensation costs	51,451	53,485
Accrued corporate payroll and commissions	49,437	89,147
Income taxes payable	—	6,949
Other accrued liabilities	68,521	73,173
Total current liabilities	1,135,684	1,353,370
Accrued workers’ compensation costs, net of current	179,577	179,629
Long-term debt	369,400	369,400
Operating lease liabilities, net of current	50,087	55,587
Total noncurrent liabilities	599,064	604,616
Commitments and contingencies
Common stock	555	555
Additional paid-in capital	157,526	151,144
Treasury stock, at cost	(744,788)	(725,532)
Retained earnings	717,226	655,108
Total stockholders' equity	130,519	81,275
Total liabilities and stockholders’ equity	$1,865,267	$2,039,261
See accompanying notes.

Insperity | 2023 Second Quarter Form 10-Q	6

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022

Revenues(1)	$1,585,129	$1,432,107	$3,354,781	$3,009,944
Payroll taxes, benefits and workers’ compensation costs	1,360,490	1,192,239	2,797,996	2,484,302
Gross profit	224,639	239,868	556,785	525,642
Salaries, wages and payroll taxes	110,942	106,522	235,483	213,961
Stock-based compensation	15,356	15,631	26,466	25,477
Commissions	12,038	10,743	23,055	21,053
Advertising	16,595	12,427	22,535	21,022
General and administrative expenses	43,161	36,095	91,195	77,100
Depreciation and amortization	10,740	10,100	21,237	20,284
Total operating expenses	208,832	191,518	419,971	378,897
Operating income	15,807	48,350	136,814	146,745
Other income (expense):
Interest income	7,966	945	16,743	1,093
Interest expense	(6,687)	(2,691)	(12,892)	(4,616)
Income before income tax expense	17,086	46,604	140,665	143,222
Income tax expense	4,192	13,005	33,176	39,739
Net income	$12,894	$33,599	$107,489	$103,483

Net income per share of common stock
Basic	$0.34	$0.88	$2.82	$2.70
Diluted	$0.33	$0.87	$2.78	$2.68
 ____________________________________
(1)Revenues are comprised of gross billings less WSEE payroll costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Gross billings	$10,244,493	$9,224,643	$21,695,755	$19,582,548
Less: WSEE payroll cost	8,659,364	7,792,536	18,340,974	16,572,604
Revenues	$1,585,129	$1,432,107	$3,354,781	$3,009,944
See accompanying notes.

Insperity | 2023 Second Quarter Form 10-Q	7

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2023	2022

Cash flows from operating activities
Net income	$107,489	$103,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,237	20,284
Stock-based compensation	26,466	25,477
Deferred income taxes	4,696	14,064
Changes in operating assets and liabilities:
Accounts receivable	17,699	(172,551)
Prepaid insurance and related assets	(11,041)	(41,654)
Other current assets	566	(17,874)
Other assets and ROU assets	1,628	(4,324)
Accounts payable	(925)	(378)
Payroll taxes and other payroll deductions payable	(154,403)	(164,247)
Accrued worksite employee payroll costs	10,107	253,109
Accrued health insurance costs	(19,120)	12,642
Accrued workers’ compensation costs	(2,086)	(11,400)
Accrued corporate payroll, commissions and other accrued liabilities	(53,413)	(575)
Income taxes payable/receivable	(18,537)	6,729
Total adjustments	(177,126)	(80,698)
Net cash provided by (used in) operating activities	(69,637)	22,785

Cash flows from investing activities
Marketable securities:
Purchases	(32,325)	(17,268)
Proceeds from maturities	21,560	17,665
Proceeds from dispositions	8,491	—
Property and equipment purchases	(14,017)	(9,043)
Net cash used in investing activities	(16,291)	(8,646)

Cash flows from financing activities
Purchase of treasury stock	(45,373)	(56,805)
Dividends paid	(41,631)	(37,097)
Other	2,014	2,270
Net cash used in financing activities	(84,990)	(91,632)
Net decrease in cash, cash equivalents, restricted cash and funds held for clients	(170,918)	(77,493)
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	1,013,919	807,768
Cash, cash equivalents, restricted cash and funds held for clients end of period	$843,001	$730,275

Supplemental operating lease cash flow information:
ROU assets obtained in exchange for lease obligations	$4,627	$2,678

See accompanying notes.

Insperity | 2023 Second Quarter Form 10-Q	8

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2023 and 2022

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at December 31, 2022	55,489	$555	$151,144	$(725,532)	$655,108	$81,275
Purchase of treasury stock, at cost	—	—	—	(45,373)	—	(45,373)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(21,177)	24,962	(3,785)	—
Stock-based compensation expense	—	—	26,151	315	—	26,466
Other	—	—	1,408	840	—	2,248
Dividends paid	—	—	—	—	(41,631)	(41,631)
Unrealized gain on marketable securities, net of tax	—	—	—	—	45	45
Net income	—	—	—	—	107,489	107,489
Balance at June 30, 2023	55,489	$555	$157,526	$(744,788)	$717,226	$130,519

Balance at December 31, 2021	55,489	$555	$109,179	$(665,089)	$553,581	$(1,774)
Purchase of treasury stock, at cost	—	—	—	(56,805)	—	(56,805)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(9,248)	10,399	(1,151)	—
Stock-based compensation expense	—	—	24,527	950	—	25,477
Other	—	—	1,164	735	—	1,899
Dividends paid	—	—	—	—	(37,097)	(37,097)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(51)	(51)
Net income	—	—	—	—	103,483	103,483
Balance at June 30, 2022	55,489	$555	$125,622	$(709,810)	$618,765	$35,132

Insperity | 2023 Second Quarter Form 10-Q	9

FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Three Months Ended June 30, 2023 and 2022

	Common Stock Issued		Additional Paid-In Capital	Treasury Stock	Retained Earnings and AOCI	Total
(in thousands)	Shares	Amount

Balance at March 31, 2023	55,489	$555	$142,002	$(735,219)	$726,094	$133,432
Purchase of treasury stock, at cost	—	—	—	(10,751)	—	(10,751)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(74)	87	(13)	—
Stock-based compensation expense	—	—	14,753	603	—	15,356
Other	—	—	845	492	—	1,337
Dividends paid	—	—	—	—	(21,735)	(21,735)
Unrealized loss on marketable securities, net of tax	—	—	—	—	(14)	(14)
Net income	—	—	—	—	12,894	12,894
Balance at June 30, 2023	55,489	$555	$157,526	$(744,788)	$717,226	$130,519

Balance at March 31, 2022	55,489	$555	$110,053	$(681,625)	$604,978	$33,961
Purchase of treasury stock, at cost	—	—	—	(29,364)	—	(29,364)
Issuance of equity-based incentive awards and dividend equivalents	—	—	(34)	34	—	—
Stock-based compensation expense	—	—	14,952	679	—	15,631
Other	—	—	651	466	—	1,117
Dividends paid	—	—	—	—	(19,853)	(19,853)
Unrealized gain on marketable securities, net of tax	—	—	—	—	41	41
Net income	—	—	—	—	33,599	33,599
Balance at June 30, 2022	55,489	$555	$125,622	$(709,810)	$618,765	$35,132
See accompanying notes.

Insperity | 2023 Second Quarter Form 10-Q	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Basis of Presentation
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
The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements at and for the year ended December 31, 2022. Our Condensed Consolidated Balance Sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information or footnotes required by GAAP for complete financial statements. Our Condensed Consolidated Balance Sheet at June 30, 2023 and our Consolidated Statements of Operations for the three and six month periods ended June 30, 2023 and 2022, our Consolidated Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022 and our Consolidated Statements of Stockholders’ Equity for the three and six month periods ended June 30, 2023 and 2022, have been prepared by us without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows have been made, and all such adjustments are of a normal recurring nature.
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
Approximately 87% of our costs related to health insurance coverage are provided under our policy with United. While the policy with United is a fully insured plan, as a result of certain contractual terms, we have accounted for this plan since its inception using a partially self-funded insurance accounting model. Effective January 1, 2020, under the amended agreement with United, we no longer have financial responsibilities for a participant’s annual claim costs that exceed $1 million (“Pooling Limit”). Accordingly, we record the cost of the United plan, including an estimate of the incurred claims, taxes and administrative fees (collectively the “Plan Costs”) as benefits expense, which is a component of direct costs, in our Consolidated Statements of Operations. The estimated incurred but not reported claims are based upon: (1) the level of claims processed during the quarter; (2) estimated completion rates based upon recent claim development patterns under the plan; and (3) the number of participants in the plan, including both

Insperity | 2023 Second Quarter Form 10-Q	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
active and COBRA enrollees. Each reporting period, changes in the estimated ultimate costs resulting from claim trends, plan design and migration, participant demographics, and other factors are incorporated into the benefits costs, which requires a significant level of judgment.
Additionally, since the plan’s inception, under the terms of the contract, United establishes cash funding rates 90 days in advance of the beginning of a reporting quarter. If the Plan Costs for a reporting quarter are greater than the premiums paid and owed to United, a deficit in the plan would be incurred and a liability for the excess costs would be accrued in our Condensed Consolidated Balance Sheets. On the other hand, if the Plan Costs for the reporting quarter are less than the premiums paid and owed to United, a surplus in the plan would be incurred and we would record an asset for the excess premiums in our Condensed Consolidated Balance Sheets. The terms of the arrangement require us to maintain an accumulated cash surplus in the plan of $9.0 million, which is reported as long-term prepaid health insurance. In addition, United requires a deposit equal to approximately one day of claims funding activity, which was $6.5 million at June 30, 2023, and is included in deposits - health insurance as a long-term asset on our Condensed Consolidated Balance Sheets. As of June 30, 2023, Plan Costs were more than the net premiums paid and owed to United by $6.5 million. As this amount is less than the agreed-upon $9.0 million surplus maintenance level, the $15.5 million difference is included in accrued health insurance costs, a current liability, in our Condensed Consolidated Balance Sheets. The premiums, including the additional quarterly premiums, owed to United at June 30, 2023 were $10.8 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets. Our benefits costs incurred in the first six months of 2023 included a decrease of $9.8 million for changes in estimated run-off related to prior periods, net of Pooling Limit. Our benefits costs incurred in the first six months of 2022 included an increase of $10.2 million for changes in estimated run-off related to prior periods.
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
We utilize a third-party actuary to estimate our loss development rate, which is primarily based upon the nature of WSEEs’ job responsibilities, the location of WSEEs, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in the actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. During the six months ended June 30, 2023 and 2022, we reduced accrued workers’ compensation costs by $15.0 million and $26.8 million, respectively, for changes in estimated losses related to prior periods. Workers’ compensation cost estimates are discounted to present value at a rate based upon the U.S. Treasury rates that correspond with the weighted average estimated claim payout period (the average discount rate utilized in the 2023 period was 4.0% and in the 2022 period was 2.0%) and are accreted over the estimated claim payment period and included as a component of direct costs in our Consolidated Statements of Operations.

Insperity | 2023 Second Quarter Form 10-Q	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table provides the activity and balances related to incurred but not paid workers’ compensation claims:

	Six Months Ended June 30,
(in thousands)	2023	2022

Beginning balance, January 1,	$229,408	$239,623
Accrued claims	30,980	18,780
Present value discount, net of accretion	(6,465)	(3,501)
Paid claims	(26,344)	(27,899)
Ending balance	$227,579	$227,003

Current portion of accrued claims	$48,002	$53,317
Long-term portion of accrued claims	179,577	173,686
Total accrued claims	$227,579	$227,003
The current portion of accrued workers’ compensation costs on our Condensed Consolidated Balance Sheets at June 30, 2023 includes $3.4 million of workers’ compensation administrative fees.
The undiscounted accrued workers’ compensation costs were $252.6 million as of June 30, 2023 and $243.9 million as of June 30, 2022.
At the beginning of each policy period, the workers’ compensation insurance carrier establishes monthly funding requirements comprised of premium costs and funds to be set aside for payment of future claims (“claim funds”). The level of claim funds is primarily based upon anticipated WSEE payroll levels and expected workers’ compensation loss rates, as determined by the insurance carrier. Monies funded into the program for incurred claims expected to be paid within one year are recorded as restricted cash, a short-term asset, while the remainder of claim funds are included in deposits – workers’ compensation, a long-term asset in our Condensed Consolidated Balance Sheets. During the first six months of 2023, we received $43.4 million for the return of excess claim funds related to the workers’ compensation program, which resulted in a decrease to deposits - workers’ compensation. At June 30, 2023, we had restricted cash of $48.0 million and deposits – workers’ compensation of $181.0 million.
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
Our revenue is generally recognized ratably over the payroll period as WSEEs perform their service at the client worksite in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Customers are invoiced concurrently with each periodic payroll of its WSEEs. Revenues that have been recognized but not invoiced represent unbilled accounts receivable of $590.6 million and $600.4 million at June 30, 2023 and December 31, 2022, and are included in accounts receivable, net on our Condensed Consolidated Balance Sheets.
Pursuant to the “practical expedients” provided under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, we expense sales commissions when incurred because the terms of our contracts are cancellable by either party with a 30-day notice. These costs are recorded in commissions in our Consolidated Statements of Operations.

Insperity | 2023 Second Quarter Form 10-Q	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Our revenue for our PEO HR Outsourcing Solutions by geographic region and for our other products and services offerings are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change

Northeast	$425,848	$388,680	9.6%	$918,138	$838,602	9.5%
Southeast	221,329	192,782	14.8%	459,936	394,985	16.4%
Central	284,920	252,039	13.0%	603,712	523,350	15.4%
Southwest	307,375	279,936	9.8%	647,787	588,774	10.0%
West	330,122	304,380	8.5%	693,102	635,152	9.1%
	1,569,594	1,417,817	10.7%	3,322,675	2,980,863	11.5%
Other revenue	15,535	14,290	8.7%	32,106	29,081	10.4%
Total revenue	$1,585,129	$1,432,107	10.7%	$3,354,781	$3,009,944	11.5%

3.	Other Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and investments in cash equivalents and marketable securities held by investment managers and overnight investments:

	June 30, 2023			December 31, 2022
(in thousands)	Cash & Cash Equivalents	Marketable Securities	Total	Cash & Cash Equivalents	Marketable Securities	Total

Overnight holdings	$471,916	$—	$471,916	$678,512	$—	$678,512
Investment holdings	99,262	35,998	135,260	56,963	33,068	90,031
Total financial assets	571,178	35,998	607,176	735,475	33,068	768,543
Cash in demand accounts	24,219	—	24,219	41,047	—	41,047
Outstanding checks	(15,304)	—	(15,304)	(43,694)	—	(43,694)
Total	$580,093	$35,998	$616,091	$732,828	$33,068	$765,896
Our cash and overnight holdings fluctuate based on the timing of clients’ payroll processing cycles. Our cash, cash equivalents and marketable securities at June 30, 2023 and December 31, 2022 included $365.9 million and $504.8 million, respectively, of funds associated with federal and state income tax withholdings, employment taxes, and other payroll deductions, as well as $31.3 million and $36.8 million, respectively, in client prepayments.

Insperity | 2023 Second Quarter Form 10-Q	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Cash, Cash Equivalents, Restricted Cash and Funds Held for Clients
The following table summarizes our cash, cash equivalents, restricted cash and funds held for clients as reported in our Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
(in thousands)	2023		2022

Supplemental schedule of cash and cash equivalents, restricted cash and funds held for clients
Cash and cash equivalents	$732,828		$575,812
Restricted cash	49,779		46,929
Other current assets - funds held for clients(1)	34,942	(2)	—	(2)
Deposits – workers’ compensation	196,370		185,027
Cash, cash equivalents, restricted cash and funds held for clients beginning of period	$1,013,919		$807,768

Cash and cash equivalents	$580,093		$510,869
Restricted cash	48,002		53,329
Other current assets - funds held for clients(1)	33,924	(2)	—	(2)
Deposits – workers’ compensation	180,982		166,077
Cash, cash equivalents, restricted cash and funds held for clients end of period	$843,001		$730,275
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
•Level 3 - significant unobservable inputs

Insperity | 2023 Second Quarter Form 10-Q	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Fair Value of Instruments Measured and Recognized at Fair Value
The following table summarizes the levels of fair value measurements of our financial assets:

	June 30, 2023			December 31, 2022
(in thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2

Money market funds	$571,178	$571,178	$—	$735,475	$735,475	$—
U.S. Treasury bills	35,998	35,998	—	29,703	29,703	—
Municipal bonds	—	—	—	3,365	—	3,365
Total financial assets	$607,176	$607,176	$—	$768,543	$765,178	$3,365
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

The following is a summary of our available-for-sale marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2023
U.S. Treasury bills	$36,036	$2	$(40)	$35,998

December 31, 2022
U.S. Treasury bills	$29,782	$—	$(79)	$29,703
Municipal bonds	3,369	—	(4)	3,365
As of June 30, 2023, the contractual maturities of the marketable securities in our portfolio were less than one year.
Fair Value of Other Financial Instruments
The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, deposits and accounts payable approximate their fair values due to the short-term maturities of these instruments.
As of June 30, 2023, the carrying value of borrowings under our revolving credit facility approximates fair value and was classified as Level 2 in the fair value hierarchy. Please read Note 5, “Long-Term Debt,” for additional information.

5.	Long-Term Debt
We have a revolving credit facility (the “Facility”) with a borrowing capacity of up to $650 million. The Facility may be further increased to $700 million based on the terms and subject to the conditions set forth in the agreement relating to the Facility (as amended, the “Credit Agreement”). The Facility is available for working capital and general corporate purposes, including acquisitions, stock repurchases and issuances of letters of credit. Our obligations under the Facility are secured by 65% of the stock of our captive insurance subsidiary and are guaranteed by all of our domestic subsidiaries other than certain excluded subsidiaries. At June 30, 2023, our outstanding balance on the Facility was $369.4 million, and we had an outstanding $1.0 million letter of credit issued under the Facility, resulting in an available borrowing capacity of $279.6 million.
The Facility matures on June 30, 2027. Borrowings under the Facility bear interest at an annual rate equal to an alternate base rate or Adjusted Term SOFR for term SOFR loans, in either case plus an applicable margin. Adjusted

Insperity | 2023 Second Quarter Form 10-Q	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Term SOFR is a forward-looking term rate based on the secured overnight financing rate plus a spread adjustment, which ranges from 0.10% to 0.25% depending on the interest period and type of loan. Depending on our leverage ratio, the applicable margin varies (1) in the case of SOFR loans, from 1.50% to 2.25% and (2) in the case of alternate base rate loans, from 0.00% to 0.50%. The alternate base rate is the highest of (1) the prime rate most recently published in The Wall Street Journal, (2) the federal funds rate plus 0.50%; and (3) the Adjusted Term SOFR rate plus 2.00%. We also pay an unused commitment fee on the average daily unused portion of the Facility at a rate of 0.25% per year. The average interest rate for the six month period ended June 30, 2023 was 6.57%. Interest expense and unused commitment fees are recorded in other income (expense).
The Facility contains both affirmative and negative covenants that we believe are customary for arrangements of this nature. Covenants include, but are not limited to, limitations on our ability to incur additional indebtedness, sell material assets, retire, redeem or otherwise reacquire our capital stock, acquire the capital stock or assets of another business, make investments and pay dividends. In addition, the Credit Agreement requires us to comply with financial covenants limiting our total funded debt, minimum interest coverage ratio, and maximum leverage ratio. We were in compliance with all financial covenants under the Credit Agreement at June 30, 2023.

6.	Stockholders' Equity
During the first six months of 2023, we repurchased or withheld an aggregate of 386,090 shares of our common stock, as described below.
Repurchase Program
Our Board of Directors (the “Board”) has authorized a program to repurchase shares of our outstanding common stock (“Repurchase Program”). The purchases may be made from time to time in the open market or directly from stockholders at prevailing market prices based on market conditions and other factors. During the six months ended June 30, 2023, 190,338 shares were repurchased under the Repurchase Program. As of June 30, 2023, we were authorized to repurchase an additional 841,822 shares under the Repurchase Program.
Withheld Shares
During the six months ended June 30, 2023, we withheld 195,752 shares to satisfy tax withholding obligations for the vesting of long-term incentive and restricted stock awards.
Dividends
The Board declared quarterly dividends as follows:

(amounts per share)	2023	2022

First quarter	$0.52	$0.45
Second quarter	0.57	0.52
During the six months ended June 30, 2023 and 2022, we paid dividends totaling $41.6 million and $37.1 million, respectively.

7.	Earnings Per Share
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period, plus the dilutive effect of time-vested and performance-based restricted stock units (“RSUs”).

Insperity | 2023 Second Quarter Form 10-Q	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The following table summarizes the net income and the basic and diluted shares used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income	$12,894	$33,599	$107,489	$103,483
Less distributed and undistributed earnings allocated to participating securities	—	(1)	—	(31)
Net income allocated to common shares	$12,894	$33,598	$107,489	$103,452

Weighted average common shares outstanding	38,195	38,229	38,100	38,259
Incremental shares from assumed time-vested and performance-based RSU awards	387	359	535	382
Adjusted weighted average common shares outstanding	38,582	38,588	38,635	38,641

Potentially dilutive securities not included in weighted average share calculation due to anti-dilutive effect	3	—	2	13

8.	Commitments and Contingencies
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

Insperity | 2023 Second Quarter Form 10-Q	18

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
2023 Highlights
Second Quarter 2023 Compared to Second Quarter 2022
•Average number of WSEEs paid per month increased 7.2%
•Net income and diluted earnings per share (“diluted EPS”) decreased 61.6% and 62.1% to $12.9 million and $0.33, respectively
•Adjusted EPS decreased 44.8% to $0.64
•Adjusted EBITDA decreased 32.2% to $50.9 million
First Six Months 2023 Compared to First Six Months 2022
•Average number of WSEEs paid per month increased 8.6%
•Net income and diluted EPS increased 3.9% and 3.7% to $107.5 million and $2.78, respectively
•Adjusted EPS increased 4.8% to $3.30
•Adjusted EBITDA increased 5.0% to $203.3 million

Please read “Non-GAAP Financial Measures” for a reconciliation of adjusted EBITDA and adjusted EPS to their most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Insperity | 2023 Second Quarter Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Financial and Statistical Data

(in thousands, except per share, WSEE and statistical data)	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

Financial data:
Revenues	$1,585,129	$1,432,107	10.7%	$3,354,781	$3,009,944	11.5%
Gross profit	224,639	239,868	(6.3)%	556,785	525,642	5.9%
Operating expenses	208,832	191,518	9.0%	419,971	378,897	10.8%
Operating income	15,807	48,350	(67.3)%	136,814	146,745	(6.8)%
Other income (expense), net	1,279	(1,746)	173.3%	3,851	(3,523)	209.3%
Net income	12,894	33,599	(61.6)%	107,489	103,483	3.9%
Diluted EPS	0.33	0.87	(62.1)%	2.78	2.68	3.7%

Non-GAAP financial measures(1):
Adjusted net income	$24,614	$44,885	(45.2)%	$127,713	$121,891	4.8%
Adjusted EBITDA	50,894	75,026	(32.2)%	203,307	193,599	5.0%
Adjusted EPS	0.64	1.16	(44.8)%	3.30	3.15	4.8%

Average WSEEs paid	311,304	290,507	7.2%	308,998	284,583	8.6%

Statistical data (per WSEE per month):
Revenues(2)	$1,697	$1,643	3.3%	$1,809	$1,763	2.6%
Gross profit	241	275	(12.4)%	300	308	(2.6)%
Operating expenses	224	220	1.8%	226	222	1.8%
Operating income	17	55	(69.1)%	74	86	(14.0)%
Net income	14	39	(64.1)%	58	61	(4.9)%
 ____________________________________
(1)Please read “Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)Revenues per WSEE per month are comprised of gross billings per WSEE per month less WSEE payroll costs per WSEE per month as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(per WSEE per month)	2023	2022	2023	2022
Gross billings	$10,969	$10,585	$11,702	$11,469
Less: WSEE payroll cost	9,272	8,942	9,893	9,706
Revenues	$1,697	$1,643	$1,809	$1,763

Insperity | 2023 Second Quarter Form 10-Q	20

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

•During Q2 2023, WSEEs paid increased 7.2% compared to Q2 2022. The number of WSEEs paid from new client sales declined when compared to Q2 2022, the net gain in our client base continued, but at lower levels than Q2 2022, while client retention remained consistent compared to Q2 2022.

•During the first six months of 2023 (“YTD 2023”), WSEEs paid increased 8.6% compared to the first six months of 2022 (“YTD 2022”). The number of WSEEs paid from new client sales declined when compared to YTD 2022, the net gain in our client base continued, but at lower levels than YTD 2022, while client retention remained consistent compared to YTD 2022.

Average WSEEs Paid and
Year-over-Year Growth Percentage

Insperity | 2023 Second Quarter Form 10-Q	21

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

Insperity | 2023 Second Quarter Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenue and
Year-over-Year Growth Percentage
(in thousands)
Second Quarter 2023 Compared to Second Quarter 2022
Our revenues for Q2 2023 were $1.6 billion, an increase of 10.7%, primarily due to the following:
•Average WSEEs paid increased 7.2%.
•Revenues per WSEE per month increased 3.3%, or $54.
First Six Months 2023 Compared to First Six Months 2022
Our revenues for YTD 2023 were $3.4 billion, an increase of 11.5%, primarily due to the following:
•Average WSEEs paid increased 8.6%.
•Revenues per WSEE per month increased 2.6%, or $46.

Insperity | 2023 Second Quarter Form 10-Q	23

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
(in thousands)
________________________________________________________
(1)The Southwest region includes Texas.

The percentage of total PEO HR Outsourcing Solutions revenue in our significant markets includes the following:
Significant Markets

The middle market sector, which we generally define as those companies with approximately 150 to 5,000 WSEEs, includes smaller clients whose number of WSEEs have grown to approximately 150 or more WSEEs. Currently, we have a dedicated sales management, service personnel, and consulting staff who concentrate solely on the middle market sector. Our average number of WSEEs per month in our middle market sector increased 16.7% during YTD 2023 compared to YTD 2022, representing approximately 26.1% and 24.3% of our total average paid WSEEs during YTD 2023 and YTD 2022, respectively.

Insperity | 2023 Second Quarter Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Profit
In determining the pricing of the markup component of our gross billings, we take into consideration our estimates of the costs directly associated with our WSEEs, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin. As a result, our operating results are significantly impacted by our ability to accurately estimate our direct costs relative to the revenues derived from the markup component of our gross billings.
Our gross profit per WSEE is primarily determined by our ability to accurately estimate direct costs and our ability to incorporate changes in these costs into the gross billings charged to PEO HR Outsourcing Solutions clients, which are subject to pricing arrangements that are typically renewed annually. We use gross profit per WSEE per month as our principal measurement of relative performance at the gross profit level.

Gross Profit and Year-over-Year Growth Percentage (in thousands)

Gross Profit per WSEE per Month and Year-over-Year Growth Percentage

Insperity | 2023 Second Quarter Form 10-Q	25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2023 Compared to Second Quarter 2022
Gross profit for Q2 2023 decreased 6.3% to $224.6 million compared to $239.9 million in Q2 2022. Gross profit per WSEE per month for Q2 2023 decreased $34 to $241 compared to $275 in Q2 2022 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $54 due to higher average pricing of 3.3%.
The net increase in direct costs between Q2 2023 and Q2 2022 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $13.1 million as discussed below. The $88 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $65 per WSEE per month and increased 9.7% on a cost per covered employee basis in Q2 2023 as compared to Q2 2022, due primarily to an increase in the number and severity of large claims up to our $1 million per person insurance claim limit. Large claim activity accounted for approximately 75% of the higher costs, with claims over $750,000 being the primary driver of this increase. The remaining approximately 25% related to higher-than-expected pharmacy costs, in which we experienced a significant step-up in the use of diabetes and weight loss drugs and behavioral health drugs.
•The percentage of WSEEs covered under our health insurance plans was 64.9% in Q2 2023 compared to 65.4% in Q2 2022.
•Reported results include changes in estimated claims run-off related to prior periods, which was an increase in costs of $1.3 million, or $1 per WSEE per month, in Q2 2023 compared to a decrease in costs of $7.2 million, or $8 per WSEE per month, in Q2 2022.
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
•Workers’ compensation costs increased $2 per WSEE per month in Q2 2023 compared to Q2 2022 on a 10.1% increase in non-bonus payroll costs.
•As a percentage of non-bonus payroll cost, workers’ compensation costs were 0.23% in Q2 2023 and 0.21% in Q2 2022.
•We recorded a reduction in workers’ compensation costs of $8.2 million, or 0.10% of non-bonus payroll costs in Q2 2023, as a result of closing out claims at lower than expected costs. In Q2 2022, we recorded a reduction of $12.8 million, or 0.18% of non-bonus payroll costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 11.1% on an 11.1% increase in payroll costs, or $22 per WSEE per month.
•Payroll taxes as a percentage of payroll costs were 6.7% in both Q2 2023 and Q2 2022.

Insperity | 2023 Second Quarter Form 10-Q	26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Six Months 2023 Compared to First Six Months 2022
Gross profit for YTD 2023 increased 5.9% to $556.8 million compared to $525.6 million in YTD 2022. Gross profit per WSEE per month for YTD 2023 decreased $8 to $300 compared to $308 in YTD 2022 due primarily to higher direct costs, offset in part by higher average pricing, as discussed below.
Our pricing objectives attempt to achieve a level of revenue per WSEE that matches or exceeds changes in primary direct costs and operating expenses. Our revenues per WSEE per month increased $46 due to higher average pricing of 2.7%.
The net decrease in direct costs between YTD 2023 and YTD 2022 attributable to the changes in cost estimates for benefits and workers’ compensation totaled $8.2 million as discussed below. The $54 per WSEE per month increase in direct costs is due primarily to the direct cost components changes as follows:
Benefits costs
•The cost of group health insurance and related employee benefits increased $35 per WSEE per month and increased 6.0% on a cost per covered employee basis, due primarily to an increase in the number and severity of large claims up to our $1 million per person insurance claim limit. Large claim activity accounted for approximately 75% of the higher costs, with claims over $750,000 being the primary driver of this increase. The remaining approximately 25% related to higher-than-expected pharmacy costs, in which we experienced a significant step-up in the use of diabetes and weight loss drugs and behavioral health drugs.
•The percentage of WSEEs covered under our health insurance plans was 65.2% in YTD 2023 compared to 65.9% in YTD 2022.
•Reported results include changes in estimated claims run-off related to prior periods, which was a decrease in costs of $9.8 million, or $5 per WSEE per month, in YTD 2023 compared to an increase in costs of $10.2 million, or $6 per WSEE per month, in YTD 2022.
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
•Workers’ compensation costs increased 30.0%, or $3 per WSEE per month, in YTD 2023 compared to YTD 2022.
•As a percentage of non-bonus payroll cost, workers’ compensation costs in YTD 2023 were 0.24% compared to 0.21% in YTD 2022.
•We recorded a reduction in workers’ compensation costs of $15.0 million, or 0.10% of non-bonus payroll costs, in YTD 2023 compared to a reduction of $26.8 million, or 0.19% of non-bonus payroll costs, in YTD 2022, primarily as a result of closing out claims at lower than expected costs.
Please read Note 2 to the Consolidated Financial Statements, “Accounting Policies – Workers’ Compensation Costs,” for a discussion of our accounting for workers’ compensation costs.
Payroll tax costs
•Payroll taxes increased 11.2% on a 10.7% increase in payroll costs, or $16 per WSEE per month.
•Payroll taxes as a percentage of payroll costs increased to 7.2% in YTD 2023 compared to 7.1% in YTD 2022.

Insperity | 2023 Second Quarter Form 10-Q	27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
•Salaries, wages and payroll taxes — Salaries, wages and payroll taxes (“Salaries”) are primarily a function of the number of corporate employees, their associated average pay and any incentive compensation.
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
Second Quarter 2023 Compared to Second Quarter 2022
The following table presents certain information related to our operating expenses:

	Three Months Ended June 30,
				per WSEE
(in thousands, except per WSEE)	2023	2022	% Change	2023	2022	% Change

Salaries	$110,942	$106,522	4.1%	$119	$123	(3.3)%
Stock-based compensation	15,356	15,631	(1.8)%	16	18	(11.1)%
Commissions	12,038	10,743	12.1%	13	12	8.3%
Advertising	16,595	12,427	33.5%	18	14	28.6%
General and administrative	43,161	36,095	19.6%	46	41	12.2%
Depreciation and amortization	10,740	10,100	6.3%	12	12	—
Total operating expenses	$208,832	$191,518	9.0%	$224	$220	1.8%
•Operating expenses for Q2 2023 increased 9.0% to $208.8 million compared to $191.5 million in Q2 2022. Operating expenses per WSEE per month for Q2 2023 increased 1.8% to $224 compared to $220 in Q2 2022.
•Salaries of corporate and sales staff for Q2 2023 increased 4.1% to $110.9 million, but decreased $4 on a per WSEE per month basis, compared to Q2 2022. This increase was primarily due to an increase in service, support and BPA headcount, which was partially offset by lower incentive compensation expense in Q2 2023 compared to Q2 2022.

Insperity | 2023 Second Quarter Form 10-Q	28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Stock-based compensation expense for Q2 2023 decreased 1.8% to $15.4 million, or $2 per WSEE per month, compared to Q2 2022. The decrease was primarily due to a decrease in the number of stock awards anticipated to be earned related to performance-based awards granted under our long-term incentive plans based on our lower than expected year-to-date operating results in Q2 2023, partially offset by awards issued under our restricted stock program.
•Commissions expense for Q2 2023 increased 12.1% to $12.0 million, or $1 per WSEE per month, compared to Q2 2022. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions and sales managers, as well as an increase in the amount of sales channel referral fees paid during Q2 2023.
•Advertising expense for Q2 2023 increased 33.5% to $16.6 million, or $4 per WSEE per month, compared to Q2 2022. This increase was primarily due to a change in timing associated with advertising.
•General and administrative expenses for Q2 2023 increased 19.6% to $43.2 million, or $5 per WSEE per month, compared to Q2 2022. The increase was primarily due to increased travel and event costs, software licensing and maintenance costs, and amortization of SaaS implementation costs.
First Six Months 2023 Compared to First Six Months 2022
The following table presents certain information related to our operating expenses:

	Six Months Ended June 30,
				per WSEE
(in thousands, except per WSEE)	2023	2022	% Change	2023	2022	% Change

Salaries	$235,483	$213,961	10.1%	$127	$126	0.8%
Stock-based compensation	26,466	25,477	3.9%	14	15	(6.7)%
Commissions	23,055	21,053	9.5%	12	12	—
Advertising	22,535	21,022	7.2%	12	12	—
General and administrative	91,195	77,100	18.3%	50	45	11.1%
Depreciation and amortization	21,237	20,284	4.7%	11	12	(8.3)%
Total operating expenses	$419,971	$378,897	10.8%	$226	$222	1.8%
Operating expenses for YTD 2023 increased 10.8% to $420.0 million compared to $378.9 million in YTD 2022. Operating expenses per WSEE per month for YTD 2023 increased 1.8% to $226 compared to $222 in YTD 2022.
•Salaries of corporate and sales staff for YTD 2023 increased 10.1% to $235.5 million, or $1 per WSEE per month, compared to YTD 2022. This increase was primarily due to an increase in service, support and BPA headcount, which was partially offset by lower incentive compensation expense in YTD 2023 compared to YTD 2022.
•Stock-based compensation expense for YTD 2023 increased 3.9% to $26.5 million, but decreased $1 on a per WSEE per month basis, compared to YTD 2022. The increase was primarily due to awards issued under our restricted stock program, partially offset by a decrease in the number of stock awards anticipated to be earned related to performance-based awards granted under our long-term incentive plans based on our lower than expected year-to-date operating results in YTD 2023.
•Commissions expense for YTD 2023 increased 9.5% to $23.1 million, but remained flat on a per WSEE per month basis, compared to YTD 2022. The increase was primarily due to commissions associated with our PEO HR Outsourcing Solutions and sales managers, as well as an increase in the amount of sales channel referral fees paid during YTD 2023.
•Advertising expense for YTD 2023 increased 7.2% to $22.5 million, but remained flat on a per WSEE per month basis, compared to YTD 2022. This increase was primarily due to increases in print and digital advertising and sponsorship costs.

Insperity | 2023 Second Quarter Form 10-Q	29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•General and administrative expenses for YTD 2023 increased 18.3% to $91.2 million, or $5 per WSEE per month, compared to YTD 2022. The increase was primarily due to increased travel and event costs, software licensing and maintenance costs, and amortization of SaaS implementation costs.
Other Income (Expense)
Interest income increased $15.7 million in YTD 2023 compared to YTD 2022 due to increases in interest rates earned on investments in overnight funds, marketable securities and workers’ compensation deposits.
Interest expense increased $8.3 million in YTD 2023 compared to YTD 2022 due to increases in interest rates charged on borrowings under our credit facility.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Effective income tax rate	24.5%	27.9%	23.6%	27.7%
For the six months ended June 30, 2023, our provision for income taxes differed from the U.S. statutory rate primarily due to state income taxes, non-deductible expenses and vesting of restricted and long-term incentive stock awards. During the first six months of 2023 and 2022, we recognized an income tax benefit of $4.9 million and $0.2 million, respectively, related to the vesting of long-term incentive and restricted stock awards.

Insperity | 2023 Second Quarter Form 10-Q	30

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
Adjusted cash, cash equivalents and marketable securities	Excludes funds associated with: • federal and state income tax withholdings, • employment taxes, • other payroll deductions, and • client prepayments.	We believe that the exclusion of the identified items helps us reflect the fundamentals of our underlying business model and analyze results against our expectations, against prior periods, and to plan for future periods by focusing on our underlying operations. We believe that the adjusted results provide relevant and useful information for investors because they allow investors to view performance in a manner similar to the method used by management and improves their ability to understand and assess our operating performance. Adjusted EBITDA is used by our lenders to assess our leverage and ability to make interest payments.

EBITDA	Represents net income computed in accordance with GAAP, plus: • interest expense, • income tax expense, • depreciation and amortization expense, and • amortization of SaaS implementation costs.

Adjusted EBITDA	Represents EBITDA plus: • non-cash stock based compensation.

Adjusted net income	Represents net income computed in accordance with GAAP, excluding: • non-cash stock-based compensation.

Adjusted EPS	Represents diluted net income per share computed in accordance with GAAP, excluding: • non-cash stock based-compensation.
Following is a reconciliation of payroll cost (GAAP) to non-bonus payroll costs (non-GAAP):

(in thousands, except per WSEE per month)	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Payroll cost	$8,659,364	$9,272	$7,792,536	$8,942	$18,340,974	$9,893	$16,572,604	$9,706
Less: Bonus payroll cost	813,157	871	668,503	767	2,815,200	1,519	2,652,356	1,553
Non-bonus payroll cost	$7,846,207	$8,401	$7,124,033	$8,175	$15,525,774	$8,374	$13,920,248	$8,153
% Change period over period	10.1%	2.8%	25.9%	5.5%	11.5%	2.7%	26.6%	6.0%

Insperity | 2023 Second Quarter Form 10-Q	31

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of cash, cash equivalents and marketable securities (GAAP) to adjusted cash, cash equivalents and marketable securities (non-GAAP):

(in thousands)	June 30, 2023	December 31, 2022

Cash, cash equivalents and marketable securities	$616,091	$765,896
Less:
Amounts payable for withheld federal and state income taxes, employment taxes and other payroll deductions	365,935	504,817
Client prepayments	31,259	36,800
Adjusted cash, cash equivalents and marketable securities	$218,897	$224,279
Following is a reconciliation of net income (GAAP) to EBITDA (non-GAAP) and adjusted EBITDA (non-GAAP):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except per WSEE per month)	2023		2022		2023		2022
		Per WSEE		Per WSEE		Per WSEE		Per WSEE

Net income	$12,894	$14	$33,599	$39	$107,489	$58	$103,483	$61
Income tax expense	4,192	4	13,005	14	33,176	19	39,739	22
Interest expense	6,687	7	2,691	3	12,892	7	4,616	3
Amortization of SaaS implementation costs	1,025	1	—	—	2,047	1	—	—
Depreciation and amortization	10,740	12	10,100	12	21,237	11	20,284	12
EBITDA	35,538	38	59,395	68	176,841	96	168,122	98
Stock-based compensation	15,356	16	15,631	18	26,466	14	25,477	15
Adjusted EBITDA	$50,894	$54	$75,026	$86	$203,307	$110	$193,599	$113
% Change period over period	(32.2%)	(37.2%)	24.6%	4.9%	5.0%	(2.7)%	17.7%	(1.7)%
Following is a reconciliation of net income (GAAP) to adjusted net income (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income	$12,894	$33,599	$107,489	$103,483
Non-GAAP adjustments:
Stock-based compensation	15,356	15,631	26,466	25,477
Tax effect	(3,636)	(4,345)	(6,242)	(7,069)
Total non-GAAP adjustments, net	11,720	11,286	20,224	18,408
Adjusted net income	$24,614	$44,885	$127,713	$121,891
% Change period over period	(45.2%)	27.2%	4.8%	14.9%

Insperity | 2023 Second Quarter Form 10-Q	32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a reconciliation of diluted EPS (GAAP) to adjusted EPS (non-GAAP):

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts per share)	2023	2022	2023	2022

Diluted EPS	$0.33	$0.87	$2.78	$2.68
Non-GAAP adjustments:
Stock-based compensation	0.40	0.41	0.69	0.66
Tax effect	(0.09)	(0.12)	(0.17)	(0.19)
Total non-GAAP adjustments, net	0.31	0.29	0.52	0.47
Adjusted EPS	$0.64	$1.16	$3.30	$3.15
% Change period over period	(44.8%)	27.5%	4.8%	15.8%

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
We had $616.1 million in cash, cash equivalents and marketable securities at June 30, 2023, of which approximately $365.9 million was payable in early July 2023 for withheld federal and state income taxes, employment taxes and other payroll deductions, and approximately $31.3 million represented client prepayments that were payable in July 2023. At June 30, 2023, we had working capital of $228.0 million compared to $158.5 million at December 31, 2022. We currently believe that our cash on hand, marketable securities, cash flows from operations, and availability under the Facility will be adequate to meet our liquidity requirements for the remainder of 2023. We intend to rely on these same sources, as well as public and private debt or equity financing, to meet our longer-term liquidity and capital needs.
As of June 30, 2023, we had an outstanding letter of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
Cash Flows from Operating Activities
Net cash used in operating activities in the first six months of 2023 was $69.6 million. Our primary source of cash from operations is the comprehensive service fee and payroll funding we collect from our clients. Our cash and cash equivalents, and thus our reported cash flows from operating activities, are significantly impacted by various external and internal factors, which are reflected in part by the changes in our balance sheet accounts. These include the following:
•Timing of client payments / payroll taxes — We typically collect our comprehensive service fee, along with the client’s payroll funding, from clients no later than the same day as the payment of WSEE payrolls and associated payroll taxes. Therefore, the last business day of a reporting period has a substantial impact on our reporting of operating cash flows. For example, many WSEEs are paid on Fridays; therefore, operating cash flows decrease in the reporting periods that end on a Friday or a Monday. In the period ended June 30, 2023, the last business day of the reporting period was a Friday, client prepayments were $31.3 million and employment taxes and other deductions were $365.9 million. In the period ended June 30, 2022, the last business day of the reporting period was a Thursday, client prepayments were $116.6 million and employment taxes and other deductions were $258.2 million.

Insperity | 2023 Second Quarter Form 10-Q	33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Workers’ compensation plan funding — During YTD 2023, we received $43.4 million for the return of excess claim funds related to the workers’ compensation program, which resulted in an increase in working capital.
•Medical plan funding — Our health care contract with United establishes participant cash funding rates 90 days in advance of the beginning of a reporting quarter. Therefore, changes in the participation level of the United plan have a direct impact on our operating cash flows. In addition, changes to the funding rates, which are solely determined by United based primarily upon recent claim history and anticipated cost trends, also have a significant impact on our operating cash flows. As of June 30, 2023, Plan Costs were more than the net premiums paid and owed to United by $6.5 million, which is $15.5 million less than our agreed-upon $9.0 million surplus maintenance level. The $15.5 million difference is reflected as a current liability and $9.0 million is reflected as a long-term asset on our Condensed Consolidated Balance Sheets. The premiums, including an additional quarterly premium, owed to United at June 30, 2023 were $10.8 million, which is included in accrued health insurance costs, a current liability in our Condensed Consolidated Balance Sheets.
•Operating results — Our adjusted net income has a significant impact on our operating cash flows. Our adjusted net income increased 4.8% to $127.7 million in the six months ended June 30, 2023, compared to $121.9 million in the six months ended June 30, 2022. Please read “Results of Operations.”
Cash Flows from Investing Activities
Net cash flows used in investing activities were $16.3 million for the six months ended June 30, 2023, primarily due to property and equipment purchases of $14.0 million.
Cash Flows from Financing Activities
Net cash flows used in financing activities were $85.0 million for the six months ended June 30, 2023. We paid $41.6 million in dividends and repurchased or withheld $45.4 million in stock.

Insperity | 2023 Second Quarter Form 10-Q	34

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND CONTROLS AND PROCEDURES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of our cash equivalent short-term investments, our available-for-sale marketable securities and our borrowings under our Facility, which bears interest at a variable market rate. As of June 30, 2023, we had outstanding letters of credit and borrowings totaling $370.4 million under the Facility. Please read Note 5 to the Consolidated Financial Statements, “Long-Term Debt,” for additional information.
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
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Insperity | 2023 Second Quarter Form 10-Q	35

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by Insperity during the three months ended June 30, 2023 of equity securities that are registered by Insperity pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Program(2)	Maximum Number of Shares Available for Purchase under Announced Program(2)
04/01/2023 — 04/30/2023	181	$121.55	—	938,773
05/01/2023 — 05/31/2023	88,956	110.05	88,500	850,273
06/01/2023 — 06/30/2023	8,451	111.08	8,451	841,822
Total	97,588	$110.16	96,951
____________________________________

Insperity | 2023 Second Quarter Form 10-Q	36

OTHER INFORMATION
(1)During the three months ended June 30, 2023, 637 shares of stock were withheld to satisfy tax-withholding obligations arising in conjunction with the vesting of restricted stock units. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange on the date prior to the applicable vesting date. These shares are not subject to the repurchase program.
(2)As of June 30, 2023, we were authorized to repurchase an additional 841,822 shares under the program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
Item 5. Other Information
Trading Plans
During the second quarter of 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Insperity | 2023 Second Quarter Form 10-Q	37

OTHER INFORMATION
Item 6. Exhibits

Exhibit No		Exhibit
10.1	†	Insperity, Inc. Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 25, 2023).
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (embedded with the Inline XBRL document).

____________________________________
†	Management contract or compensatory plan or arrangement

*	Filed with this report.

**	Furnished with this report.

Insperity | 2023 Second Quarter Form 10-Q	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPERITY, INC.

Date: August 1, 2023	By:	/s/ Douglas S. Sharp
Douglas S. Sharp
Executive Vice President of Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Insperity | 2023 Second Quarter Form 10-Q	39